Form 10QSB
period 2006-06-30
Ascent Solar Technologies, Inc.
filed 2006-08-14
CIK 1350102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File No. 001-32919

Ascent Solar Technologies, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	20-3672603
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8120 Shaffer Parkway

Littleton, CO 80127

(Address of principal executive offices)

303-420-1141

(Issuer’s telephone number including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

At July 28, 2006, 5,290,894 shares of the registrant’s Common Stock, par value $0.0001 per share, were outstanding.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

ASCENT SOLAR TECHNOLOGIES, INC.

Quarterly Report on Form 10-QSB
Quarterly Period Ended June 30, 2006
Table of Contents

		Page
PART I – Financial Information

Item 1.	Financial Statements

	Balance Sheet – June 30, 2006	3

	Statements of Operations – For the three months and six months ended June 30, 2006 and for the period from inception (October 18, 2005) through June 30, 2006	4

	Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2006 and for the period from inception (October 18, 2005) through June 30, 2006	5

	Statement of Cash Flows for the six months ended June 30, 2006 and for the period from Inception (October 18, 2005) through June 30, 2006	6

	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis or Plan of Operation	14

Item 3.	Controls and Procedures	19

PART II – Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 6.	Exhibits and Reports on Form 8-K	20

Signatures		21

PART 1. FINANCIAL INFORMATION

Item 1.           Financial Statements

ASCENT SOLAR TECHNOLOGIES, INC.
(A Development Stage Company as Defined by SFAS No. 7)

BALANCE SHEET

(Unaudited)

June 30, 2006
ASSETS
Current Assets:
Cash	$237,714
Deferred financing costs, net of amortization of $89,140	109,425
Related party receivable	145
Other current assets	5,714
Total current assets	352,998

Fixed Assets, at Cost	26,040
Less accumulated depreciation	(4,069)
21,971
Other Assets:
Patents	34,679
Deferred Offering Costs	749,170
Total other assets	783,849

Total Assets	$1,158,818

Current Liabilities:
Accounts payable	$236,177
Related party payable	484,639
Accrued expenses	268,859
Bridge loan, net of discount and amortization of $359,141	1,159,141
Total current liabilities	2,148,816

Commitments and Contingencies (Note 7)

Stockholders’ Deficit:
Preferred Stock, $0.0001 par value, 25,000,000 shares authorized, no shares outstanding	—
Common Stock, $0.0001 par value, 75,000,000 shares Authorized; 2,000,000 shares outstanding	200
Additional Paid in Capital	1,993,236
Deficit accumulated during the development stage	(2,983,434)
Total stockholders’ deficit	(989,998)

Total Liabilities and Stockholders’ Deficit	$1,158,818

See accompanying notes to financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

(A Development Stage Company as Defined by SFAS No. 7)

STATEMENTS OF OPERATIONS

(Unaudited)

			For the Period
			from inception
	For the Three	For the Six	(October 18, 2005)
	Months Ended	Months Ended	through
	June 30, 2006	June 30, 2006	June 30, 2006
Related Party Contract Revenue	$6,797	$10,177	$10,177
Direct contract costs	3,966	6,536	6,536
Gross Margin on Revenue	2,831	3,641	3,641

General & Administrative Expenses	618,003	1,081,364	2,285,858
Research & Development Expenses	139,297	179,521	179,521
Loss from Operations	$(754,469)	$(1,257,244)	$(2,461,738)

Other Income/(Expense):
Interest expense	(288,217)	(518,956)	(521,696)

Net Loss	$(1,042,686)	$(1,776,200)	$(2,983,434)

Net Loss Per Share
(Basic and diluted)	$(0.52)	$(0.93)

Weighted Average Common Shares Outstanding
(Basic and diluted)	2,000,000	1,903,448

See accompanying notes to financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

(Development Stage Company as Defined by SFAS No. 7)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Period from inception (October 18, 2005) through December 31, 2005 and for the Six Months Ended June 30, 2006 (unaudited)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at inception, October 18, 2005	—	—	—	—	—	—	—

Proceeds from sale of common stock (November 3, 2005 @ $.04 per share)	972,000	$97	—	—	$38,783	—	$38,880

Stock Based Compensation:
Founders Stock	—	—	—	—	933,120	—	933,120
Stock Options	—	—	—	—	26,004	—	26,004
Net loss	—	—	—	—	—	$(1,207,234)	(1,207,234)

Balance, December 31, 2005	972,000	$97	—	—	$997,907	$(1,207,234)	$(209,230)

Transfer of assets at historical costs (January 17, 2006 @ $.03 per share) (unaudited)	1,028,000	103	—	—	31,097	—	31,200

Bridge loan rights	—	—	—	—	800,000	—	800,000

Stock Based Compensation:
Stock Options	—	—	—	—	164,232	—	164,232
Net loss	—	—	—	—	—	$(1,776,200)	$(1,776,200)

Balance, June 30, 2006	2,000,000	$200	—	—	$1,993,236	$(2,983,484)	$(989,998)

See accompanying notes to financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

(A Development Stage Company as Defined by SFAS No. 7)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30, 2006	For the Period From inception (October 18, 2005) through June 30, 2006
Operating Activities:
Net loss	$(1,776,200)	$(2,983,434)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	4,069	4,069
Stock based compensation	164,232	1,123,356
Charge off of deferred financing costs to interest expense	89,140	89,140
Charge off of Bridge loan discount to interest expense	359,141	359,141
Changes in operating assets and liabilities:
Related party receivables	(145)	(145)
Current assets	(5,714)	(5,714)
Accounts payable	193,203	236,177
Related party payable	435,761	484,639
Accrued expenses	155,250	268,859
Net cash used in operating activities	(381,263)	(423,912)

Investing Activities:
Purchase of equipment	(19,796)	(19,796)
Patent activity costs	(9,723)	(9,723)
Net cash used in investing activities	(29,519)	(29,519)

Financing Activities:
Proceeds from Bridge loan financing	1,600,000	1,600,000
Deferred financing costs	(171,400)	(198,565)
Deferred offering costs	(608,163)	(749,170)
Proceeds from note	—	200,000
Repayment of note	(200,000)	(200,000)
Proceeds from sale of common stock	—	38,880
Net cash provided by financing activities	620,437	691,145

Net Change in Cash and Cash Equivalents	209,655	237,714

Cash and Cash Equivalents at Beginning of Period	28,059	—

Cash and Cash Equivalents at End of Period	$237,714	$237,714

Supplemental Cash Flow Information:
Cash paid for interest	$4,138	$4,138
Cash paid for income taxes	$—	$—

See accompanying notes to financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(A Development Stage Company as Defined by SFAS No. 7)

(Unaudited)

NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

Ascent Solar Technologies, Inc. (“Ascent” or the “Company”) was incorporated on October 18, 2005 to commercialize certain PV technologies developed by ITN Energy Systems, Inc. (“ITN”), a Colorado corporation dedicated to the development of thin-film, photovoltaic (“PV”), battery and fuel cell technologies.  ITN had invested considerable resources in the research and development of Copper-Indium-Gallium-Diselenide (“CIGS”) PV technology.  ITN formed Ascent to commercialize this CIGS PV technology initially for the space and near-space markets, and ultimately into the terrestrial market.  In January 2006, in exchange for 1,028,000 shares of common stock of Ascent (bringing to 2,000,000 the total number of outstanding shares in the Company), ITN: (i) assigned its CIGS PV technologies and trade secrets (“Transferred Assets”) to Ascent; (ii) licensed certain proprietary process, control and design technologies to Ascent; (iii) assigned or agreed to seek permission to assign certain contract rights relating to its CIGS PV business to Ascent; (iv) transferred certain key personnel to Ascent; (v) agreed to design and build Ascent’s initial production line, which will utilize ITN’s proprietary roll-to-roll processing tools, real-time intelligent processing controls and thin-film processing technologies; and (vi) agreed to provide administrative services such as facilities management, equipment maintenance, human resources and accounting.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:  The Company’s activities to date have substantially consisted of raising capital and research and development.  Accordingly, the Company is considered to be in the development stage, as defined in Statement of Financial Accounting Standards No. 7 (“SFAS No. 7”), Accounting and Reporting by Development Stage Enterprises.

Revenue Recognition.  Revenue from cost-type contracts is recognized as costs are incurred on the basis of direct costs plus allowable indirect costs and an allocable portion of the fixed fee.  Revenue from fixed price-type contracts is recognized under the percentage-of-completion method of accounting, with costs and estimated profits included in contract revenue as work is performed.  If actual and estimated costs to complete a contract indicate a loss, provision is made currently for the loss anticipated on the contract.  Revenue from time and materials contracts is recognized as costs are incurred at amounts represented by the agreed-upon billing amounts.

Patents:  To the extent the Company obtains or is awarded patents, patent costs will be amortized on a straight line basis over the legal life, or, over their estimated useful lives, whichever is shorter.

Deferred Financing Costs:  Costs incurred in connection with obtaining debt are capitalized as deferred financing costs and are amortized to interest expense over the life of the related debt.  As of June 30, 2006, deferred financing costs were $109,425 net of amortization. For the six months ended June 30, 2006, amortization of deferred financing costs of  $89,140 was recognized as interest expense.

Deferred Offering Costs:  The company capitalizes costs associated with the issuance of stock as they are incurred.  Upon issuance of the stock, such issue costs are treated as a reduction of the offering proceeds and accordingly charged to common stock.  As of June 30, 2006, the Company incurred costs of $749,170 related to Ascent’s initial public offering of stock that was completed in July 2006 (Note 8).

Income Taxes:  Current income tax expense is the amount of income taxes expected to be payable for the current year.  Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable earnings.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be related.

Risks and uncertainties:  The Company’s operations are subject to certain risks and uncertainties, including those associated with:  the ability to meet obligations; continuing losses, fluctuation in operating results; funding expansions; strategic alliances; financing arrangement terms that may restrict operations; regulatory issues and competition.  Additionally, U.S. government contracts may be terminated prior to completion of full funding by the U.S. government.

Use of estimates:  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Unaudited Information:  The accompanying interim financial information as of June 30, 2006 and for the six months ended June 30, 2006 and the period from inception (October 18, 2005) through June 30, 2006 was taken from the Company’s books and records without audit.  However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals), which are necessary to properly reflect the financial position of the Company as of June 30, 2006 and the results of operations for the six months ended June 30, 2006 and the period from inception (October 18, 2005) through June 30, 2006.

Net loss per common share:  Statement of Financial Accounting Standards No. 128, “Earnings Per Share”, provides for the calculation of “Basic” and “Diluted” earnings per share.  Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding during the period.  Diluted earnings per share reflect the potential of securities that could share in the earnings of the Company, similar to fully diluted earnings per share.

For the three months and six months ended June 30, 2006, total stock options in the amount of 594,000 are not considered in the computation of diluted earnings per share as their inclusion would be anti-dilutive.

Research and development costs:  Research and development costs are expensed as incurred.

Recent accounting pronouncements:

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. The statement also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. We do not expect the adoption of SFAS 155 to have an impact on our results of operations or financial condition.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment to FASB Statement No. 140 (“SFAS 156”). SFAS 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. This new accounting standard is effective January 1, 2007. We do not expect the adoption of SFAS 156 to have an impact on our results of operations or financial condition.

In June 2006, the FASB ratified the consensus reached by the EITF on EITF Issue No. 05-01, Accounting for the Conversion of an Instrument That Becomes Convertible Upon the Issuer’s Exercise of a Call Option  (“EITF 05-01”). The EITF consensus applies to the issuance of equity securities to settle a debt instrument that was not otherwise currently convertible but became convertible upon the issuer’s exercise of call option when the issuance of equity securities is pursuant to the instrument’s original conversion terms. The adoption of EITF 05-01 is not expected to have an impact on our results of operations or financial condition.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”).  This interpretation clarifies the application of SFAS 109 by defining a criterion than an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for our fiscal year commencing May 1, 2007. At this time, we have not completed our review and assessment of the impact of adoption of FIN 48.

We have reviewed all other recently issued, but not yet effective, accounting pronouncements and do not believe any such pronouncements will have a material impact on our financial statements.

NOTE 3:  DEBT

Bridge Financing

On January 18, 2006, the Company completed a $1.6 million bridge loan (“Bridge Financing”) from lenders (“Bridge Noteholders”) to help meet the Company’s working capital needs.  The loans (“Bridge Loans”) accrued interest at an annual rate of 10% and were due and payable on the earlier of January 2007 or the completion of Ascent’s public offering of equity securities with gross proceeds of at least $5,000,000 (“Qualified Public Offering”).  In July 2006, with the completion of the public offering, the Company repaid the Bridge Loans with accrued interest.

In connection with the Bridge Loans, the Company issued rights (“Bridge Rights”) to the Bridge Noteholders.  One Bridge Right was issued for every $25,000 loaned.  In July 2006, upon completion of the public offering, the holders of Bridge Rights received restricted units otherwise identical to those being offered in Ascent’s Public Offering.  The holder of each Bridge Right received that number of units equal to $25,000 divided by the initial public offering price of the units of $5.50.

Paulson Investment Company, Inc. acted as the placement agent for the Bridge Financing.  The Company paid Paulson Investment Company, Inc. a commission equal to 10% of the gross proceeds from the Bridge Financing, plus reasonable out-of-pocket expenses.

The Bridge Loan and the Bridge Rights were allocated for accounting purposes based on the relative fair values of the Bridge Loans without the Bridge Rights and the Bridge Rights themselves at the time of issuance.  The actual value of the Bridge Loans and the Bridge Rights was computed at $1,600,000 each for a total value of $3,200,000.  Since they were each of equal value, the $1,600,000 of proceeds was allocated 50% to the Bridge Loans and 50% to the Bridge Rights (i.e. $800,000 each).  The Bridge Rights of $800,000 were accounted for as paid-in capital.  The discount to the Bridge Loans of $800,000 is reflected on the balance sheet net of the $1,600,000 Bridge Loans.

The discount for the commission ($160,000) and the bridge rights ($800,000) is being amortized into interest expense over the life of the loans.  For the six months ended June 30, 2006, the Company recorded $448,298 in interest expense related to these discounts.

NOTE 4:  STOCKHOLDERS’ DEFICIT

The Company’s authorized capital stock consists of 75,000,000 shares of common stock, $0.0001 par value, and 25,000,000 shares of preferred stock, $0.0001  par value.  In November  2005, the Company issued 972,000 shares of common stock at a price of $0.04 per share.  The Company has recorded for financial statement purposes the 972,000 shares at a fair value of $1.00 per share.  The statement of stockholder’s deficit reflects compensation expense of $933,120 related to the recording of this stock transaction.  In January 2006, in consideration of certain asset transfers, licenses and service agreements (see Note 1), the Company issued 1,028,000 shares of common stock to ITN Energy Systems, Inc. As of June 30, 2006, the Company had 2,000,000 shares of common stock and no shares of preferred stock outstanding.

Preferred stock, $0.0001 par value per share, may be issued in classes or series.  Designations, powers, preferences, rights, qualifications limitations and restrictions are determined by the Company’s Board of Directors.

NOTE 5:  STOCK BASED COMPENSATION

Stock Option Plan

The Company’s 2005 Stock Option Plan (the “Option Plan”), as amended, provides for the grant of incentive or non-statutory stock options to the Company’s employees, directors and consultants.  A total of 750,000 shares of common stock are reserved for issuance under the Option Plan.  The Board of Directors and the Company’s stockholders approved the plan in October and November 2005, respectively.

The Option Plan is administered by the Compensation Committee of the Board of Directors, which determines the terms of the options, including the exercise price, expiration date, vesting schedule and number of shares.  The term of any incentive stock option granted under the Option Plan may not exceed ten years, or five years for options granted to an optionee owning more than 10% of the Company’s voting stock.  The exercise price of an incentive stock option granted under the Option Plan must be equal to or greater than the fair market value of the shares of the Company’s common stock on the date the option is granted.  An incentive stock option granted to an optionee owning more than 10% of the Company’s voting stock must have an exercise price equal to or grater than 110% of the fair market value of the Company’s common stock on the date the option is granted.  The exercise price of a non-statutory option granted under the Option Plan must be equal to or greater than 85% of the fair market value of the shares of the Company’s common stock on the date the option is granted.

In November 2005, the Company granted options to purchase 408,000 shares of common stock under the Option Plan, all at an exercise price of $0.10 per share.  For the six month period ended June 30, 2006, an additional 201,000 options were granted at an exercise price of $4.25 per share and 15,000 options were cancelled at an exercise price of $0.10.  As of June 30, 2006, there were outstanding options to purchase 594,000 shares of common stock under the Option Plan. As of June 30, 2006, 156,000 shares remain available for future grants under the Option Plan.

Stock Based Compensation

The Company accounts for share-based payments under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in our Statement of Operations.  Stock-based compensation expense recognized in the Statement of Operations for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest and it has been reduced for estimated forfeitures.  SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For purposes of determining estimated fair value of share-based payment awards on the date of grant under SFAS 123(R), we used the Black-Scholes option-pricing model (“Black-Scholes Model”).  The Black-Scholes Model requires the input of highly subjective assumptions.  Because our employee stock options may have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of its employee stock options.  In addition, Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation.  Circumstances may change and additional data may become available over time, which result in changes to these assumptions and methodologies, which could materially impact our fair value determination.

The weighted average estimated fair value of employee stock options granted for the six months ended June 30, 2006 was $2.13 per share, using the Black-Scholes Model with the following weighted average assumptions:

For the Six Months Ended June 30, 2006
Expected volatility	86.1%
Risk free interest rate	4.75%
Expected dividends	—
Expected life (in years)	6.6

We based our estimate of expected volatility, risk free interest rate and expected term on disclosures made by peers.  Forfeitures were estimated, based on historical employee retention experience among staff of similar position to those granted options in our plan.

Stock based compensation recognized under SFAS 123(R) for the three months ended June 30, 2006 was $101,152 of which $35,737 related to options granted to officers and directors and $65,415 to outside providers.  Stock-based compensation recognized under SFAS 123(R) for the six months ended June 30, 2006 was $164,232, of which $58,405 related to options granted to officers and directors and $105,827 to outside providers.  The stock-based compensation expense is calculated on a straight-line basis over the vesting periods of the related options.

In future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period, as we build company-specific performance history.

As of June 30, 2006, we have approximately $856,000 of total compensation cost ($378,000 to officers and directors and $478,000 to outside providers) related to nonvested awards not yet recognized and expect to recognize these costs over a weighted average period of approximately 3 years.

The following schedule summarizes activity in our stock-option plan (shares in thousands):

	Stock Option Shares	Stock Options Weighted Average Exercise Price	Weighted Average Remaining Contractural Life in Years
OUTSTANDING AT DECEMBER 31, 2005	408	$0.10

Grant	201	$4.25
Exercised	—	—
Restrictions lapsed	—	—
Canceled	(15)	(.10)
OUTSTANDING AT JUNE 30, 2006	594	$1.51	8.00

Exercisable at June 30, 2006	67	$2.13	7.82

As of June 30, 2006, approximately 507,000 shares are expected to vest in the future at a weighted average exercise price of $1.50.

The following table contains details of our outstanding stock options:

		Options Outstanding		Options Exercisable
Weighted
			Average		Weighted
	Exercise	Number	Exercise	Number	Average
	Price	Outstanding	Price	Exercisable	Exercise Price
		(In Thousands)		(In Thousands)

As of June 30, 2006:	$4.25	201	$4.25	33	$4.25
	$0.10	393	$0.10	34	$0.10

NOTE 6:  RELATED PARTY TRANSACTIONS

Included in General and Administrative Expenses for the three and six months ended June 30, 2006 and for the period October 18, 2005 through June 30, 2006 is $271,340, $451,450, and $537,678, respectively, of costs to ITN for facility and administrative support expenses.  Included in Research and Development Expenses for the three and six months ended June 30, 2006 and for the period October 18, 2005 through June 30, 2006 is $129,017, $168,219, and $168,219, respectively, of costs to ITN for research and development expenses.  Related party payable of $484,639 as of June 30, 2006 represent costs remaining to be paid to ITN for these expenditures and amounts payable to the Company’s Board of Directors for director services provided in the three month period ended June 30, 2006.

Related Party Contract revenue for the three and six months ended June 30, 2006 of $6,797 and $10,177, respectively, is labor charged by the Company to ITN for support services performed by Company personnel on behalf of ITN.

NOTE 7:  COMMITMENTS

Sublease Agreement

On November 1, 2005, the Company entered into a sublease agreement with ITN, a greater than five percent stockholder of the Company, to lease office space in Littleton, Colorado.  Two Board members of Ascent are partial owners of the company who lease this office space to ITN.  Future minimum payments due under the sublease are as follows:

Year ending December 31:
2006	$143,967
2007	$151,281
2008	$158,596
2009	$158,596
2010	$79,298

The Company also is responsible for payment of pass-through expenses such as property taxes, insurance, water and utilities. Rent expense for the three and six months ended June 30, 2006 was $35,992 and $71,984, respectively, and for the period October 18, 2005 through June 30, 2006 was $81,534.

Patent License Agreement

In early April 2006, the Company entered into a non-exclusive patent license agreement with Midwest Research Institute (“MRI”).  MRI manages and serves as operating contractor for NREL under a prime contract with the U.S. Department of Energy (“DOE”), and holds the rights to license certain inventions developed at NREL.

NOTE 8:  SUBSEQUENT EVENTS

Initial Public Offering

On July 10, 2006, the SEC declared effective the Company’s Registration Statement on Form SB-2 (Reg. No. 333-131216), and we completed our initial public offering of 3,000,000 units on July 14, 2006. Each unit consisted of one share of common stock, one redeemable Class A public warrant and two non-redeemable Class B public warrants. The managing underwriter of our initial public offering was Paulson Investment Company, Inc. The initial public offering price was $5.50 per unit. The gross proceeds of the offering were $16,500,000. Our net proceeds from the offering, after deducting the underwriter’s discount of $1,097,250 and other fees and expenses, aggregated approximately $13,985,000.

Retirement Plan

On July 1, 2006, the company adopted a qualified 401(k) plan which provides retirement benefits for all of its eligible employees.  Under the plan, employees become eligible to participate at the first entry date, provided that they are at least 21 years of age.  The participants may elect through salary reduction to contribute up to 66% of their gross annual earnings, up to ceilings established in the Internal Revenue Code.  The Company will match 100% of the first six percent of employee contributions.  In addition, the Company may make discretionary contributions to the Plan as determined by the Board of Directors.  Employees are immediately vested in all salary reduction contributions.  Rights to benefits provided by the Company’s discretionary and matching contributions vest 100% after the first year of service.

Item 2.    Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition. You should read this analysis in conjunction with our financial statements and related notes. This discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Overview

ITN formed Ascent to commercialize CIGS PV technology initially for the space and near-space markets and ultimately for the broader terrestrial market.  In January 2006, in exchange for 1,028,000 shares of common stock of Ascent, ITN: (i) assigned its CIGS PV technologies and trade secrets (“Transferred Assets”) to Ascent; (ii) licensed certain proprietary process, control and design technologies to Ascent; (iii) agreed to seek permission to assign certain contract rights relating to its CIGS PV business to Ascent; (iv) transferred certain key personnel to Ascent; (v) executed a contract to design and build Ascent’s initial production line, which will utilize ITN’s proprietary roll-to-roll processing tools, real-time intelligent processing controls and thin-film processing technologies; and (vi) executed a contract to provide administrative services such as facilities management, equipment maintenance, human resources and payroll at cost.

On July 14, 2006, we closed an initial public offering of 3,000,000 units.  A unit consisted of one share of common stock, one Class A redeemable public warrant and two Class B non-redeemable public warrants.  Each warrant gives the holder the right to purchase one share of common stock.  The net proceeds from the offering, after deducting underwriting fees and offering expenses, were approximately $13.9 million.  The proceeds will be used to fund (1) research and technology development including internal research and development projects, bid and proposal for research and development contracts, performance of those contracts, sand salaries and wages of associated scientists, engineering and technician staff, (2) design, building and testing of production line including purchase and installation of capital equipment, facility modifications, laboratory equipment, test equipment, quality control equipment, and the labor associated with the engineering, installation, commissioning, and product certification and test, (3) general corporate purposes consisting of general and administrative costs, including salaries, accounting and legal fees, rent and other facilities expenses, and other working capital expenses, (4) business development and product qualifications including marketing activities, preparation of customer bids and proposals, product prototypes, product qualification and testing, and salaries and wages of associated staff, and (5) repayment of the bridge loans consisting of principal and interest of approximately $1,681,000 owed to a group of lenders who provided us with short-term working capital in January 2006.

As a result of the investment required to develop our proposed manufacturing facility, we expect our indirect costs to increase substantially in 2006 and 2007 as we hire new personnel and invest in new equipment.  We therefore expect that our net losses will increase substantially until 2008, when we anticipate they will be offset to a limited degree by revenue from the sale of PV devices. We expect to be dependent on additional capital infusions to execute our business plan, and we may require additional capital if we wish to further expand capacity.

Our initial focus continues to be on the space and near-space market opportunities.  However opportunities and programs, such as the newly announced Solar America Initiative (“SAI”) sponsored by the US Department of Energy, for which we intend to submit a grant application, might provide some of the additional funding necessary to further develop our manufacturing processes and plans for large scale manufacturing required to achieve the manufacturing cost targets necessary to compete effectively in the terrestrial market.

 Other significant program opportunities during this pre-manufacturing period is the Lockheed Martin program for the development of PV product solutions in support of a future full scale “Operational” High Altitude Airship (HAA). We initially submitted a proposal to Lockheed Martin in the fall of 2005, and we anticipate award determinations by the end of this summer. The program is still scheduled to begin late in the last quarter of 2006.

Lockheed Martin is continuing the development of a prototype HAA which they announced is scheduled for flight demonstration in 2009. Production of the “Operational” HAA which would represent the beginning of initial HAA operational units, is planned to commence upon successful demonstration of the prototype and successful completion of the necessary technology improvements such as our thin film PV.

Our participation in these and other programs may have a material effect on our future revenue and operating results, and may influence our ability to successfully attain full-scale manufacturing capacity.

Critical Accounting Policies and Estimates

The preparation of our financial statements will require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures.  A summary of accounting policies that have been applied to the financial statements presented can be found in the notes thereto.  We consider certain of these accounting policies to be critical as they are both important to the portrayal of our financial condition and results of operations and require judgments on the part of management about matters that are uncertain.  We have identified the following accounting policies that are important to the presentation of the financial information:

Revenue Recognition

Revenue from cost-type research and development (R&D) contracts is recognized as costs are incurred on the basis of direct costs plus allowable indirect costs and an allocable portion of the fixed fee.  Revenue from fixed price-type R&D contracts is recognized under the percentage-of-completion method of accounting, with costs and estimated profits included in contract revenue as work is performed.  If actual and estimated costs to complete a contract indicate a loss, provision is made currently for the loss anticipated on the contract.  Revenue from time and materials contracts is recognized as costs are incurred at amounts represented by the agreed-upon billing amounts.

Certain of the U.S. government R&D contracts require that the contracting party contribute to the R&D effort under a cost-sharing arrangement.  The contracting party’s share of costs is expensed as incurred.

Stock based compensation

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation.  SFAS No. 123R is effective for public companies for interim or annual periods beginning after June 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock issued to Employees, and amends SFAS No. 95, Statement of Cash Flows.

SFAS No. 123R requires all share-based payments, including grants of stock options and issuances of stock to employees, to be recognized in the income statement based on their fair values.  Performa disclosure is no longer an alternative.  The Company adopted the new standard October 18, 2005.

Results of Operations

The company’s activities to date have substantially consisted of raising capital, research and manufacturing development.  The Company’s total general & administrative expenses can be summarized as follows:

	For the Three Months Ended June 30, 2006	For the Six Months Ended June 30, 2006
Business development & product qualification	$136,544	$297,046
Manufacturing development	95,863	144,194
General corporate purposes	385,596	640,124

General & administrative expenses	$618,003	$1,081,364

Business development and product qualification costs for the three and six months ended June 30, 2006 are associated with efforts related to identifying and bidding on government and commercial contracts.  If won, these contracts will be utilized to help further define our product for space and near space applications and the terrestrial market.  Manufacturing development costs for the three and six months ended June 30, 2006 currently consist of coordinating with equipment manufacturers and equipment component suppliers in order to provide the manufacturing equipment required for our plant.  Additional manufacturing development costs consist of coordinating design requirements for the manufacturing equipment.  General corporate purpose expenses relate to facility costs and administrative support costs along with other normal operating expenses.  Included in general corporate purpose costs is a non-cash transaction for stock based compensation related to the issuance of the Company’s stock and stock options at fair value.  Stock based compensation for the three and six months ended June 30, 2006 was $101,152 and $164,232, respectively.  Also included in general corporate purpose costs for the three and six months ended June 30, 2006 are additional costs of approximately $103,000 over normal corporate expenses for travel associated with the road show in connection with our public offering.

Research and technology development costs for the three and six months ended June 30, 2006 consists of activities related to process and product development of our thin film PV technology.

	For the Three Months Ended June 30, 2006	For the Six Months Ended June 30, 2006
Research and technology development	$139,297	$179,521

Other income (expense) for the three and six months ended June 30, consists of interest expense on financing activities.  The Company’s other/income (expense) is comprised of the following:

	For the Three Months Ended June 30, 2006	For the Six Months Ended June 30, 2006
Interest Expense-Note Payable	$—	$1,398
Interest Expense-Bridge Loan	38,575	69,260
Interest Expense-Amortization of Bridge Loan Discount	200,001	359,141
Interest Expense-Amortization of Deferred Financing Costs	49,641	89,157

Other Income/Expense (Interest-Expense)	$288,217	$518,956

Interest Expense – Note Payable for the six months ended June 30, 2006 consists of interest expense on the $200,000 short term note from Paulson Investment Company, Inc.  This note was paid in full on February 1, 2006.  Interest expense-Bridge Loan is the 10% interest computed for the first and second quarter on the $1,600,000 Bridge Loan financing completed on January 18, 2006.  The Bridge Loan principal and interest was paid in full in July 2006 upon the closing of the Ascent’s initial public offering.  Interest Expense-Amortization of Bridge Loan discount is the Bridge Loan discount recorded of $800,000 for the value of the bridge rights amortized over the life of the Bridge Loan financing (1 year).  Interest Expense-Amortization of Deferred Financing Costs represents the amortization of direct costs associated with obtaining the bridge loan financing, including $160,000 for commission to Paulson, over the life of the Bridge Loan financing (1 year).  With the repayment of the Bridge Loan and issuance of the Bridge Rights to investors in July 2006, the remaining unamortized balance of the Bridge Loan discount and Deferred Financing Costs will be recognized as Interest Expense in the third quarter of 2006.

For the three and six months ended June 30, 2006 the company recorded revenues and direct costs associated with support services performed by the Company on behalf of ITN.  The Company bills ITN for any support activities at cost.

	For the Three Months Ended June 30, 2006	For the Six Months Ended June 30, 2006
Related Party Contract Revenue	$6,797	$10,177
Direct Contract Costs	$3,966	$6,536

Liquidity and Capital Resources

Since inception, we have funded our operations from Bridge Loan proceeds of $1,600,000 and the initial capital contribution of approximately $39,000 from our founders.   During the six months ended June 30, 2006 our net cash used in operating activities was approximately $381,000.  However, we had approximately $784,000 in additional costs incurred that were not paid and recorded as payables as reflected on our Balance Sheet as of June 30, 2006. Cash used in Investing activities of approximately $30,000 for the six months ended June 30, 2006 consists of costs in submitting patent applications and capital expenditures for office equipment.  Net cash provided by Financing activities was approximately $620,000 for the six months ended June 30, 2006.  This was comprised of the $1,600,000 proceeds from our bridge loan less repayment of a note payable of $200,000 to our underwriter and the incurring of offering and financing costs for the period of approximately $780,000.

On July 10, 2006, the SEC declared effective the Company’s Registration Statement on Form SB-2 (Reg. No. 333-131216), and we completed our initial public offering of 3,000,000 units on July 14, 2006. Each unit consisted of one share of common stock, one redeemable Class A public warrant and two non-redeemable Class B public warrants. The managing underwriter of our initial public offering was Paulson Investment Company, Inc. The initial public offering price was $5.50 per unit. The gross proceeds of the offering were $16,500,000. Our net proceeds from the offering, after deducting the underwriter’s discount of $1,097,250 and other fees and expenses, aggregated approximately $13,985,000.

We currently do not have manufacturing capabilities or other means to generate revenues or cash.  The net proceeds from the initial public offering will be used to build our operational infrastructure and to develop the manufacturing capacity necessary to produce PV products for sale into our target markets. We expect to acquire capital equipment in 2006 and 2007 (a calendar of our projected capital outlays appears below).  However, even after we begin production, it is unlikely that our initial sales revenue will be sufficient to immediately support all of our operations and cash requirements. Unless we receive additional infusions of cash from, for example, the exercise of the Class A or Class B warrants being issued in our public offering, we may have to raise additional capital from outside sources.

Our principal business will be to manufacture and sell CIGS PV modules into the space and near-space markets and to begin initial development of terrestrial market opportunities.  To realize this objective, we intend to use the majority of the net proceeds from this offering to construct a 500 kW per shift annual capacity production line to fabricate rolls and sheets of thin-film PV modules.  We have budgeted approximately $8.2 million for the design, building, and testing of our production line, including related non-recurring engineering costs, according to the following development calendar.  The capital outlays shown in this calendar represent payments to be made pursuant to our Manufacturing Line Agreement with ITN; however, only the first $200,000 has been agreed to by the parties, the balance of $6.5 million is only an estimate we have made for purposes of planning.

Development State	Completion Milestone	Estimated Capital Outlay
Completion of engineering	3rd QTR 2006	$200,000
Facility and equipment build
Progress payment 1	4th QTR 2006	$2,000,000
Progress payment 2	1st QTR 2007	$2,000,000
Progress payment 3	2nd QTR 2007	$2,000,000
Plant commissioning	3rd QTR 2007	$300,000
Production readiness, qualification	1st QTR 2008	$200,000
Commencement of production	2nd QTR 2008
Total		$6,700,000

The remaining $1.5 million of the $8.2 million budgeted includes labor and management reserves.

Item 3.           Controls and Procedures.

The Company’s President and Chief Executive Officer and the Company’s Chief Accounting Officer have reviewed the disclosure controls and procedures relating to the Company at June 30, 2006 and concluded that such controls and procedures were effective to provide reasonable assurance that all material information about the financial and operational activities of the Company was made known to them.

There were no changes in the Company’s internal control over financial reporting, as of the end of the period covered by this report, that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

Our initial public offering of units, each unit consisting of one share of common stock, $.0001 par value, one Class A Redeemable Public Warrant and two Class B Non-redeemable Public warrants, was effected through a Registration Statement on Form SB-2 (File No. 333-131216) that was declared effective by the Securities and Exchange Commission on July 10, 2006.  The Registration Statement covered the offer and sale of 3,000,000 units for an aggregate offering price of $16,500,000.  The underwriters of the offering, Paulson Investment Company, Inc., were granted an option to purchase an additional 450,000 units to cover over-allotments for an offering price of $2,475,000.  The underwriters were also issued a warrant to purchase up to 300,000 units.

Our public offering commenced on July 10, 2006 and terminated on July 14, 2006.  It did not terminate before the sale of all securities registered, other than the securities underlying the underwriters’ over-allotment option.  As of August 14, 2006, the underwriters’ over-allotment has not been exercised.  The aggregate offering price of all securities registered in the offering was $19 million.

Our initial public offering resulted in aggregate net proceeds to us of approximately $14 million, net of underwriting discounts, commissions and offering expenses.

		Aggregate
		Price of the		Aggregate
		Offering		Offering Price
	Amount	Amount		of the Amount
Title of Each Class of Securities Registered	Registered	Registered	Amount Sold	Sold to Date
Units, consisting of one share of common stock, $.0001 par value, one Class A Redeemable Public Warrant and two Class B Non-Redeemable Public warrants, each to purchase one share of common stock (includes underwriter over-allotment option)	3,450,000	$18,975,000	3,000,000	$16,500,000
Common Stock included in the units	3,450,000	—	3,000,000	—

Class A warrants to purchase common stock included in the units	3,450,000	—	3,000,000	—
Class B warrants to purchase common stock included in the units	6,900,000	—	6,000,000	—
Common Stock underlying the Class A warrants included in the units	3,450,000	$22,770,000	3,000,000	—
Common Stock underlying the Class B warrants included in the units	6,900,000	$75,900,000	6,000,000	—
Representative’s warrants	300,000	—	300,000	—

Units issuable upon exercise of the representative’s warrants	300,000	$1,980,000	—	—
Common stock included in the units underlying the representative’s warrants	300,000	—	—	—
Class A warrants to purchase common stock included in the units issuable upon exercise of the representative’s warrants	300,000	—	—	—
Class B warrants to purchase common stock included in the units issuable upon exercise of the representative’s warrants	600,000	—	—	—
Common Stock underlying the Class A warrants included in the units issuable upon exercise of the representative’s warrants	300,000	$1,980,000	—	—
Common Stock underlying the Class B warrants included in the units issuable upon exercise of the representative’s warrants	600,000	$6,600,000	—	—

The effective date of the Registration Statement occurred after the ending of the quarterly period covered by this report.  Accordingly, we are unable to provide the additional disclosure regarding the use of proceeds called for by Item 701(f) of Regulation S-B.

Item 6.            Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this report:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASCENT SOLAR TECHNOLOGIES, INC.

Date: August 14, 2006	By:	/s/ MATTHEW FOSTER
Matthew Foster
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2006	By:	/s/ JANET L. CASTEEL
Janet L. Casteel
Chief Accounting Officer
(Principal Financial and Accounting Officer)