Form 10QSB
period 2006-09-30
Ascent Solar Technologies, Inc.
filed 2006-10-24
CIK 1350102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

At October 24, 2006, 5,298,894 shares of the registrant’s Common Stock, par value $0.0001 per share, were outstanding.

Transitional Small Business Disclosure Format:  Yes ☒    No ☐

ASCENT SOLAR TECHNOLOGIES, INC.
Quarterly Report on Form 10-QSB
Quarterly Period Ended September 30, 2006
Table of Contents

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheet — September 30, 2006

Statements of Operations — For the three months and nine months ended September 30, 2006 and for the period from inception (October 18, 2005) through September 30, 2006

Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2006 and for the period from inception (October 18, 2005) through September 30, 2006

Statement of Cash Flows for the nine months ended September 30, 2006 and for the period from Inception (October 18, 2005) through September 30, 2006

Notes to Financial Statements

Item 2. Management’s Discussion and Analysis or Plan of Operation

Item 3. Controls and Procedures

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of proceeds

Item 6. Exhibits

SIGNATURES

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

ASCENT SOLAR TECHNOLOGIES, INC.
(A Development Stage Company as Defined by SFAS No. 7)
BALANCE SHEET
(Unaudited)

September 30, 2006
ASSETS
Current Assets:
Cash	$116,648
Short term investments	11,964,193
Related party receivable	20
Other current assets	121,925
Total current assets	12,202,786

Fixed Assets, at Cost	44,168
Less accumulated depreciation	(7,538)
36,630
Other Assets:
Patents	29,477
Total Assets	$12,268,893

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$120,919
Related party payable	326,161
Accrued expenses	99,666
Total current liabilities	546,746

Commitments and Contingencies (Note 7)

Stockholders’ Equity:
Preferred Stock, $0.0001 par value, 25,000,000 shares authorized, no shares outstanding	—
Common Stock, $0.0001 par value, 75,000,000 shares Authorized; 5,298,894 shares outstanding	530
Additional Paid in Capital	16,165,093
Deficit accumulated during the development stage	(4,443,476)
Total Stockholders’ equity	11,722,147
Total Liabilities and Stockholders’ Equity	$12,268,893

See accompanying notes to financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.
(A Development Stage Company as Defined by SFAS No. 7)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30, 2006	For the Nine Months Ended September 30, 2006	For the Period from inception (October 18, 2005) through September 30, 2006
Related Party Contract Revenue	$1,781	$11,958	$11,958
Direct contract costs	1,289	7,825	7,825
Gross Margin on Revenue	492	4,133	4,133

General & Administrative Expenses	897,520	1,978,884	3,183,378
Research & Development Expenses	102,216	281,737	281,737
Loss from Operations	$(999,244)	$(2,256,488)	$(3,460,982)

Other Income/(Expense):
Interest expense	(561,687)	(1,080,644)	(1,083,384)
Interest income	100,890	100,890	100,890
	(460,797)	(979,754)	(982,494)

Net Loss	$(1,460,041)	$(3,236,242)	$(4,443,476)

Net Loss Per Share
(Basic and diluted)	$(0.30)	$(1.12)

Weighted Average Common Shares Outstanding
(Basic and diluted)	4,827,272	2,881,639

See accompanying notes to financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.
(Development Stage Company as Defined by SFAS No. 7)
STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Period from inception (October 18, 2005) through December 31, 2005 and for the Nine Months Ended September 30, 2006 (unaudited)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at inception, October 18, 2005	—	—	—	—	—	—	—
Proceeds from sale of common stock (November 3, 2005 @ $.04 per share)	972,000	$97	—	—	$38,783	—	$38,880

Stock Based Compensation:
Founders Stock	—	—	—	—	933,120	—	933,120
Stock Options	—	—	—	—	26,004	—	26,004

Net loss	—	—	—	—	—	(1,207,234)	(1,207,234)
Balance, December 31, 2005	972,000	$97	—	—	$997,907	$(1,207,234)	$(209,230)

Transfer of assets at historical cost (January 17, 2006 @ $.03 per share)	1,028,000	103	—	—	31,097	—	31,200

Proceeds From IPO	3,000,000	300	—	—	16,499,700	—	16,500,000
IPO Costs	—	—	—	—	(2,393,121)	—	(2,393,121)
Stock issued to Bridge Loan Lenders	290,894	29	—	—	799,971	—	800,000
Exercise of Stock Options	8,000	1	—	—	799	—	800
Stock Based Compensation-Stock options					228,740		228,740

Net loss	—	—	—	—	—	(3,236,242)	$(3,236,242)
Balance, September 30, 2006	5,298,894	$530	—	—	$16,165,093	$(4,443,476)	$11,722,147

See accompanying notes to financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.
(A Development Stage Company as Defined by SFAS No. 7)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30, 2006	For the Period From inception (October 18, 2005) through September 30, 2006
Operating Activities:
Net loss	$(3,236,242)	$(4,443,476)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	7,538	7,538
Stock based compensation	228,740	1,187,864
Charge off of deferred financing costs to interest expense	198,565	198,565
Charge off of Bridge Loan discount to interest expense	800,000	800,000
Changes in operating assets and liabilities:
Related party receivables	(20)	(20)
Current assets	(121,925)	(121,925)
Accounts payable	68,820	111,794
Related party payable	277,283	326,161
Accrued expenses	(4,817)	108,792
Net cash used in operating activities	(1,782,058)	(1,824,707)

Investing Activities:
Purchases of available-for-sale-securities	(15,305,000)	(15,305,000)
Maturities and sales of available for-sale securities	3,340,807	3,340,807
Purchase of equipment	(37,925)	(37,925)
Patent activity costs	(4,520)	(4,520)
Net cash used in investing activities	(12,006,638)	(12,006,638)

Financing Activities:
Proceeds from Bridge Loan financing	1,600,000	1,600,000
Repayment of Bridge Loan financing	(1,600,000)	(1,600,000)
Payment of financing costs	(171,400)	(198,565)
Payment of offering costs	(2,252,115)	(2,393,121)
Proceeds from note	—	200,000
Repayment of note	(200,000)	(200,000)
Proceeds from sale of stock	16,500,800	16,539,679
Net cash provided by financing activities	13,877,285	13,947,993

Net Change in Cash and Cash Equivalents	88,589	116,648

Cash and Cash Equivalents at Beginning of Period	28,059	—

Cash and Cash Equivalents at End of Period	$116,648	$116,648

Supplemental Cash Flow Information:
Cash paid for interest	$84,819	$84,819
Cash paid for income taxes	$—	$—

See accompanying notes to financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(A Development Stage Company as Defined by SFAS No. 7)
(Unaudited)

NOTE 1.  ORGANIZATION

Ascent Solar Technologies, Inc. (“Ascent” or the “Company”) was incorporated on October 18, 2005 to commercialize certain PV technologies developed by ITN Energy Systems, Inc. (“ITN”), a Colorado corporation dedicated to the development of thin-film, photovoltaic (“PV”), battery and fuel cell technologies.  ITN had invested considerable resources in the research and development of Copper-Indium-Gallium-Diselenide (“CIGS”) PV technology.  ITN formed Ascent to commercialize this CIGS PV technology initially for the space and near-space markets, and ultimately for the terrestrial market.  In January 2006, in exchange for 1,028,000 shares of common stock of Ascent (bringing to 2,000,000 the total number of outstanding shares in the Company), ITN: (i) assigned its CIGS PV technologies and trade secrets (“Transferred Assets”) to Ascent; (ii) licensed certain proprietary process, control and design technologies to Ascent; (iii) assigned or agreed to seek permission to assign certain contract rights relating to its CIGS PV business to Ascent; (iv) transferred certain key personnel to Ascent; (v) agreed to design and build Ascent’s initial production line, which will utilize ITN’s proprietary roll-to-roll processing tools, real-time intelligent processing controls and thin-film processing technologies; and (vi) agreed to provide administrative services such as facilities management, equipment maintenance, human resources and accounting.

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

Short—Term Investments:   The Company’s short-term investments, which are classified as available-for-sale securities, are invested in high-grade variable rate demand notes, which have a final maturity date of up to thirty years but whose interest rate is reset at varying intervals typically between 1 and 7 days. Variable rate demand notes can be readily liquidated at any interest rate reset date either by putting them back to the original issuer or by putting them to a third party remarketer as generally provided in the original prospectus. To date, the Company has always been able to redeem its holdings of these securities in accordance with their terms, and the Company believes that the risk of non-redemption is minimal. Consequently, these securities are available for use to support the current cash needs of our operations, and in accordance with Accounting Research Bulletin 43, they are classified as short-term investments.

Cash Equivalents:   The Company considers all highly liquid debt securities purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition:   Revenue from cost-type contracts is recognized as costs are incurred on the basis of direct costs plus allowable indirect costs and an allocable portion of the fixed fee.  Revenue from fixed price-type contracts is recognized under the percentage-of-completion method of accounting, with costs and estimated profits included in contract revenue as work is performed.  If actual and estimated costs to complete a contract indicate a loss, provision is made currently for the loss anticipated on the contract.  Revenue from time and materials contracts is recognized as costs are incurred at amounts represented by the agreed-upon billing amounts.

Patents:   To the extent the Company obtains or is awarded patents, patent costs will be amortized on a straight line basis over the legal life, or, over their estimated useful lives, whichever is shorter.

Deferred Financing Costs:   Costs incurred in connection with obtaining debt are capitalized as deferred financing costs and are amortized to interest expense over the life of the related debt.  Total deferred financing costs of $198,565 were recognized as interest expense for the nine months ending September 30, 2006 as the debt was paid on July 20, 2006 with proceeds from Ascent’s initial public offering.

Deferred Offering Costs:   The Company capitalizes costs associated with the issuance of stock as they are incurred.  Upon issuance of the stock, such issue costs are treated as a reduction of the offering proceeds and accordingly charged to additional paid in capital.  As of September 30, 2006, the Company incurred costs of $2,393,121 related to Ascent’s initial public offering of stock that was completed in July 2006.

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

Unaudited Information:  The accompanying interim financial information as of September 30, 2006 and for the nine months ended September 30, 2006 and the period from inception (October 18, 2005) through September 30, 2006 was taken from the Company’s books and records without audit.  However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) that are necessary to properly reflect the financial position of the Company as of September 30, 2006 and the results of operations for the nine months ended September 30, 2006 and the period from inception (October 18, 2005) through September 30, 2006 so that the financial statements are not misleading.

Net loss per common share:   Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” provides for the calculation of “Basic” and “Diluted” earnings per share.  Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding during the period.  Diluted earnings per share reflect the potential of securities that could share in the earnings of the Company, similar to fully diluted earnings per share.

For the three months and nine months ended September 30, 2006, total stock options in the amount of 691,000 are not considered in the computation of diluted earnings per share as their inclusion would be anti-dilutive.

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

NOTE 3:  DEBT

Bridge Financing:

In January 2006, the Company completed a $1.6 million bridge loan (“Bridge Financing”) from lenders (“Bridge Noteholders”) to help meet the Company’s working capital needs.  The loans (“Bridge Loans”) accrued interest at an annual rate of 10% and were due and payable on the earlier of January 2007 or the completion of Ascent’s public offering of equity securities with gross proceeds of at least $5,000,000 (“Qualified Public Offering”).  In July 2006, with the proceeds from a Qualified Public Offering (i.e., the Company’s initial public offering or “IPO), the Company repaid the Bridge Loans with accrued interest.

In connection with the Bridge Loans, the Company issued rights (“Bridge Rights”) to the Bridge Noteholders.  One Bridge Right was issued for every $25,000 loaned.  In July 2006, upon completion of the IPO, the holders of Bridge Rights received restricted units.  The holder of each Bridge Right received that number of units equal to $25,000 divided by the IPO price of the units of $5.50 for a total of 290,894 units. The units are identical to those offered in Ascent’s IPO and consisted of one share of common stock, one redeemable Class A public warrant and two non-redeemable Class B public warrants. In September 2006, the SEC declared effective the Company’s Registration Statement on Form SB-2 (Reg. No. 333-137008) for the shares and warrants underlying the 290,894 units issued in connection with the Bridge Rights.

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

The discount for the commission ($160,000) and the bridge rights ($800,000) were amortized into interest expense over the life of the loans. In July 2006 with the repayment of the Bridge Loans, the remaining unamortized balance of the discount for commission and Bridge Rights was recognized as interest expense in the statement of operations.  For the nine months ended September 30, 2006, the Company recorded $960,000 in interest expense related to these discounts.

 NOTE 4:  STOCKHOLDERS’ EQUITY

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

Preferred stock, $0.0001 par value per share, may be issued in classes or series.  Designations, powers, preferences, rights, qualifications, limitations and restrictions are determined by the Company’s Board of Directors.

Initial Public Offering:

On July 10, 2006, the SEC declared effective the Company’s Registration Statement on Form SB-2 (Reg. No. 333-131216), and we completed our IPO of 3,000,000 units on July 14, 2006. Each unit consisted of one share of common stock, one redeemable Class A public warrant and two non-redeemable Class B public warrants. The managing underwriter of our initial public offering was Paulson Investment Company, Inc. The initial public offering price was $5.50 per unit. The gross proceeds of the offering were $16,500,000. Our net proceeds from the offering, after deducting the underwriter’s discount of $1,097,250 and other fees and expenses, aggregated approximately $14,000,000.

The common stock and Class A and Class B public warrants traded only as a unit until through August 9, 2006, after which the common stock, the Class A public warrants and the Class B public warrants began trading separately.

Class A public warrants   The Class A public warrants included in the units became exercisable on August 10, 2006.    The exercise price of Class A public warrant is $6.60. The Class A public warrants expire on July 10, 2011, the fifth anniversary of the closing of the IPO.

The Company has the right to redeem the Class A public warrants at a redemption price of $0.25 per warrant beginning January 6, 2007. The redemption right arises if the last reported sale price of the Company’s common stock equals or exceeds $9.35 for five consecutive trading days ending prior to the date of the notice of redemption. The Company is required to provide 30 days prior written notice to the Class A public warrant holders of the Company’s intention to redeem the warrants. As of September 30, 2006, 3,290,894 Class A public warrants were outstanding.

Class B public warrants   The Class B warrants included in the units became exercisable on August 10, 2006. The exercise price of a Class B public warrant is $11.00. The Class B public warrants expire on July 10, 2011, the fifth anniversary of the closing of the IPO. The Company does not have the right to redeem the Class B public warrants. As of September 30, 2006, 6,581,788 Class B public warrants were outstanding.

Representative Warrants   Representative warrants were issued to underwriters of the Company’s initial public offering in July 2006. As of September 30, 2006, 300,000 Representative warrants remain outstanding to purchase units at $6.60. A unit consists of one share of common stock, one Class A redeemable public warrant and two Class B non-redeemable public warrants. The warrants become exercisable after the closing date of the IPO. The warrants expire on July 10, 2011, the fifth anniversary of the closing of the IPO.

As of September 30, 2006 the Company had 5,298,894 shares of common stock and no shares of preferred stock outstanding.

NOTE 5:  STOCK BASED COMPENSATION

Stock Option Plan:

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

In November 2005, the Company granted options to purchase 408,000 shares of common stock under the Option Plan, all at an exercise price of $0.10 per share.   For the nine month period ended September 30, 2006, an additional 306,000 options were granted, 15,000 options were cancelled and 8,000 options exercised.  As of September 30, 2006, there were outstanding options to purchase 691,000 shares of common stock under the Option Plan. As of September 30, 2006, 59,000 shares remain available for future grants under the Option Plan.

Stock Based Compensation:

The Company accounts for share-based payments under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004),   “Share-Based Payment,”   (“SFAS 123(R)”) which  requires  the  measurement  and recognition of  compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in our Statement of Operations.  Stock-based compensation expense recognized in the Statement of Operations for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest and it has been reduced for estimated forfeitures.  SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

The weighted average estimated fair value of employee stock options granted for the nine months ended September 30, 2006 was $1.81 per share, using the Black-Scholes Model with the following weighted average assumptions:

For the Nine Months Ended September 30, 2006
Expected volatility	86.1%
Risk free interest rate	4.75%
Expected dividends	—
Expected life (in years)	6.6

We based our estimate of expected volatility, risk free interest rate and expected term on disclosures made by peers.  Forfeitures were estimated, based on historical employee retention experience among staff of similar position to those granted options in our plan.

Stock based compensation recognized under SFAS 123(R) for the three months ended September 30, 2006 was $64,509 of which $50,249 related to options granted to officers and directors and $14,260 to outside providers.  Stock-based compensation recognized under SFAS 123(R) for the nine months ended September 30, 2006 was $228,740, of which $108,654 related to options granted to officers and directors and $120,086 to outside providers.  The stock-based compensation expense is calculated on a straight-line basis over the vesting periods of the related options. In future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period, as we build company-specific performance history.

As of September 30, 2006, we have approximately $805,000 of total compensation cost ($493,000 to officers and directors and $312,000 to outside providers) related to nonvested awards not yet recognized and expect to recognize these costs over a weighted average period of approximately 3 years.

The following schedule summarizes activity in our stock-option plan (shares in thousands):

	Stock Option Shares	Stock Options Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding at December 31, 2005	408	$0.10
Granted	201	$4.25
	100	$2.73
	5	$2.76
Exercised	(8)	(.10)
Canceled	(15)	(.10)
Outstanding at September 30, 2006	691	$1.71	7.49

Exercisable at September 30, 2006	91	$3.06	7.98

As of September 30, 2006, approximately 588,000 shares are expected to vest in the future at a weighted average exercise price of $1.71.

The following table contains details of our outstanding stock options:

		Options Outstanding		Options Exercisable
	Exercise Price	Number Outstanding (In Thousands)	Weighted AverageExercise Price	Number Exercisable (In Thousands)	Weighted Average Exercise Price

As of September 30, 2006:	$2.73	100	$2.73	—	—
	$2.76	5	$2.76	—	—
	$4.25	201	$4.25	65	$4.25
	$0.10	385	$0.10	26	$0.10

NOTE 6:  RELATED PARTY TRANSACTIONS

Included in General and Administrative Expenses for the three and nine months ended September 30, 2006 and for the period October 18, 2005 through September 30, 2006 is $333,243, $784,696, and $880,474, respectively, of costs to ITN for facility and administrative support expenses.  Included in Research and Development Expenses for the three and nine months ended September 30, 2006 and for the period October 18, 2005 through September 30, 2006 is $115,988, $284,204, and $284,204, respectively, of costs to ITN for research and development expenses.  Related party payable of $326,161 as of September 30, 2006 represent costs remaining to be paid to ITN for these expenditures and amounts payable to officers and director for reimbursement of travel expenditures.

Related Party Contract revenue for the three and nine months ended September 30, 2006 of $1,781 and $11,958, respectively, is labor charged by the Company to ITN for support services performed by Company personnel on behalf of ITN.

NOTE 7:  COMMITMENTS

Sublease Agreement:

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

The Company also is responsible for payment of pass-through expenses such as property taxes, insurance, water and utilities. Rent expense for the three and nine months ended September 30, 2006 was $35,992 and $107,975, respectively, and for the period October 18, 2005 through September 30, 2006 was $117,526.

Patent License Agreement:

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

ASCENT SOLAR TECHNOLOGIES, INC.

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

Overview:

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

On July 14, 2006, we closed an initial public offering of 3,000,000 units.  A unit consisted of one share of common stock, one Class A redeemable public warrant and two Class B non-redeemable public warrants.  Each warrant gives the holder the right to purchase one share of common stock.  The net proceeds from the offering, after deducting underwriting fees and offering expenses, were approximately $14 million.  The proceeds will be used to fund (1) research and technology development including internal research and development projects, bid and proposal for research and development contracts, performance of those contracts, sand salaries and wages of associated scientists, engineering and technician staff, (2) design, building and testing of production line including purchase and installation of capital equipment, facility modifications, laboratory equipment, test equipment, quality control equipment, and the labor associated with the engineering, installation, commissioning, and product certification and test, (3) general corporate purposes consisting of general and administrative costs, including salaries, accounting and legal fees, rent and other facilities expenses, and other working capital expenses, and (4) business development and product qualifications including marketing activities, preparation of customer bids and proposals, product prototypes, product qualification and testing, and salaries and wages of associated staff. Approximately $1.7 million of the proceeds was used to repay bridge loans and interest owed to a group of lenders who provided us with short-term working capital in January 2006.

As a result of the investment required to develop our proposed manufacturing facility, we expect our indirect costs to increase substantially in the remainder of 2006 and 2007 as we hire new personnel and invest in new equipment.  We therefore expect that our net losses will increase substantially until 2008, when we anticipate they will be offset to a limited degree by revenue from the sale of PV devices. We expect to be dependent on additional capital infusions to execute our business plan, and we will require additional capital to further expand capacity to the 100 MW levels that are currently envisioned.

Significant program opportunities during the pre-manufacturing period include the Lockheed Martin program for the development of PV product solutions in support of a future full scale “Operational” High Altitude Airship (HAA). We initially submitted a proposal to Lockheed Martin in the fall of 2005, and we anticipate award determinations by the end of this year.

Our initial manufacturing focus continues to be on the space and near-space market opportunities using the limited production capacities anticipated from the 500 kW per shift manufacturing line.  We also plan to develop a limited number of product prototypes for select terrestrial applications using material from the initial manufacturing line. Opportunities and programs, such as the newly announced Solar America Initiative (“SAI”) sponsored by the US Department of Energy (“DOE”) might also provide some of the additional funding necessary to further develop our manufacturing processes and plans for large scale manufacturing required to achieve the manufacturing cost targets necessary to compete effectively in the terrestrial market.  The Company submitted a proposal to DOE on October 2, 2006 in response to the SAI. Announcement of awards to as many as 15 to 20 industry teams are anticipated by year end.

The Company also plans to produce a series of “plug and play” products for the U.S. commercial and residential building markets by integrating the company’s PV modules with various construction materials.

Our participation in, and our successes or failures in connection with, these and other programs may have a material effect on our future revenue and operating results, and may influence our ability to successfully attain full-scale manufacturing capacity.

Critical Accounting Policies and Estimates:

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

Stock based compensation

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation.  SFAS No. 123(R), is effective for public companies for interim or annual periods beginning after June 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock issued to Employees, and amends SFAS No. 95, Statement of Cash Flows.

SFAS No. 123(R) requires all share-based payments, including grants of stock options and issuances of stock to employees, to be recognized in the income statement based on their fair values.  Performa disclosure is no longer an alternative.  The Company adopted the new standard October 18, 2005.

Results of Operations:

The Company’s activities to date have substantially consisted of raising capital, research and manufacturing development.  The Company’s total general & administrative expenses can be summarized as follows:

	For the Three Months Ended September 30, 2006	For the Nine Months Ended September 30, 2006
Business development & product qualification	$ 273,263	$ 570,309
Manufacturing development	222,382	366,576
General corporate purposes	401,875	1,041,999

General & administrative expenses	$ 897,520	$ 1,978,884

Business development and product qualification costs for the three and nine months ended September 30, 2006 are associated with efforts related to identifying and bidding on government and commercial contracts and investor relations activity.  If the government or commercial contracts are won, these contracts will be utilized to help further define our product for space and near space applications and the terrestrial market.  Manufacturing development costs for the three and nine months ended September 30, 2006 currently consist of coordinating with equipment manufacturers and equipment component suppliers in order to provide the manufacturing equipment required for our plant.  Additional manufacturing development costs consist of coordinating design requirements for the manufacturing equipment.  General corporate purpose expenses relate to facility costs and administrative support costs along with other normal operating expenses.  Included in general corporate purpose costs is a non-cash transaction for stock based compensation related to the issuance of the Company’s stock and stock options at fair value.  Stock based compensation for the three and nine months ended September 30, 2006 was $64,509 and $228,740, respectively.

Research and technology development costs for the three and nine months ended September 30, 2006 consist of activities related to process and product development of our thin film PV technology.

	For the Three Months Ended September 30, 2006	For the Nine Months Ended September 30, 2006
Research and technology development	$ 102,216	$ 281,737

Other income (expense) for the three and nine months ended September 30, 2006 consists of interest expense on financing activities and interest income from investment of our IPO proceeds.  The Company’s interest expense is comprised of the following:

	For the Three Months Ended September 30, 2006	For the Nine Months Ended September 30, 2006
Interest Expense-Note Payable	$ —	$ 1,398
Interest Expense-Bridge Loan	11,404	80,681
Interest Expense-Amortization of Bridge Loan Discount	440,859	800,000
Interest Expense-Amortization of Deferred Financing Costs	109,424	198,565
Other Income/Expense (Interest-Expense)	$ 561,687	$ 1,080,644

Interest Expense — Note Payable for the nine months ended September 30, 2006 consists of interest expense on the $200,000 short term note from Paulson Investment Company, Inc.  This note was paid in full on February 1, 2006.  Interest Expense-Bridge Loan is the 10% interest computed on the $1,600,000 Bridge Loan completed on January 18, 2006.  The Bridge Loan principal and interest was paid in full in July 2006 upon the closing of the Ascent’s initial public offering.  Interest Expense-Amortization of Bridge Loan discount is the Bridge Loan discount recorded of $800,000 for the value of the bridge rights amortized over the life of the Bridge Loan.  Interest Expense-Amortization of Deferred Financing Costs represents the amortization of direct costs associated with obtaining the bridge loan financing, including $160,000 for commission to Paulson, over the life of the Bridge Loan.  With the repayment of the Bridge Loan and issuance of the Bridge Rights to investors in July 2006, the remaining unamortized balance of the Bridge Loan discount and Deferred Financing Costs was recognized as Interest Expense in the third quarter of 2006.

For the three and nine months ended September 30, 2006 the Company recorded revenues and direct costs associated with support services performed by the Company on behalf of ITN.  The Company bills ITN for any support activities at cost.

	For the Three Months Ended September 30, 2006	For the Nine Months Ended September 30, 2006
Related Party Contract Revenue	$ 1,781	$ 11,958
Direct Contract Costs	$ 1,289	$ 7,825

Liquidity and Capital Resources:

Since inception, we have funded our operations from Bridge Loan proceeds of $1,600,000 and the initial capital contribution of approximately $39,000 from our founders. On July 10, 2006, the SEC declared effective the Company’s Registration Statement on Form SB-2 (Reg. No. 333-131216), and we completed our IPO of 3,000,000 units on July 14, 2006. Each unit consisted of one share of common stock, one redeemable Class A public warrant and two non-redeemable Class B public warrants. The managing underwriter of our IPO was Paulson Investment Company, Inc. The IPO price was $5.50 per unit. The gross proceeds of the offering were $16,500,000. Our net proceeds from the offering, after deducting the underwriter’s discount of $1,097,250 and other fees and expenses, aggregated approximately $14,000,000.

We are currently incurring approximately $300,000 a month in operational expenses for pre-manufacturing activities, research and technology development, business development and general corporate expenses.  These monthly operational costs are higher than anticipated due to our acceleration of our plans to scale up manufacturing for the broader terrestrial market opportunities and include: (i) the development and production of product prototypes utilizing existing research and development process tools which should allow us to solidify process techniques and qualify product performance in advance of the build out of the manufacturing production line; and (ii) the incurring of additional costs for investor relations, business development and marketing communications support to strengthen our investor relations, support for our anticipated government program activities, and support for implementing our terrestrial market strategies.  We anticipate that this level of expenditures will incur through the remainder of 2006.

We currently do not have manufacturing capabilities or other means to generate revenues or cash.  The net proceeds from the IPO are being used to build our operational infrastructure and to develop the manufacturing capacity necessary to produce PV products for sale into our target markets. We expect to acquire capital equipment in 2006 and 2007 (a calendar of our projected capital outlays appears below).  However, even after we begin production, it is unlikely that our initial sales revenue will be sufficient to immediately support all of our operations and cash requirements. Unless we receive additional infusions of cash from, for example, the exercise of the Class A or Class B warrants being issued in our public offering, we may have to raise additional capital from outside sources.

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

The capital outlays shown in this calendar represent estimated and actual costs in connection with our production line.

Development Stage	Completion Milestone	Estimated Future Capital Outlay	Actual Capital Outlay
Completion of engineering specifications	3rd QTR 2006		$ 222,000
Facility and equipment build:
Progress payments	4th QTR 2006	$ 2,000,000	—
Progress payments	1st QTR 2007	$ 800,000	—
Final payments	4th QTR 2007	$ 3,500,000	—
Plant commissioning	4th QTR 2007	—	—
Production readiness, qualification	1st QTR 2008	$ 200,000	—
Commencement of production	2nd QTR 2008	—	—
Total		$ 6,500,000	$ 222,000

The remaining $1.5 million of the $8.2 million budgeted includes labor and management reserves.

Item 3.                Controls and Procedures.

Under the supervision and with the participation of the Company’s President and Chief Accounting Officer, the Company’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report as defined in Rule 13a-15(b) or Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the President and Chief Accounting Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective and ensure that information required to be disclosed in the Company’s Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to management, including the President and our Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting, as of the end of the period covered by this report, that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Equity Securities:

In the quarter ended September 30, 2006, the Company issued 8,000 shares of common stock upon exercise of stock options with an aggregate exercise price of $0.10. The options were issued under the Company’s 2005 stock option plan.

In July 2006, in connection with the Bridge Loans, the Company issued 290,894 restricted units to Bridge Noteholders to satisfy its obligations under the Bridge Rights. The units, identical to the units sold in the Company’s IPO, were comprised of common stock, Class A warrants and Class B warrants. The underlying securities were registered for resale on a Form SB-2 registration statement in September 2006.

(b) Use of Proceeds:

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

Our public offering commenced on July 10, 2006 and terminated on July 14, 2006.  It did not terminate before the sale of all securities registered, other than the securities underlying the underwriters’ over-allotment option.  The underwriters’ over-allotment option was not exercised and expired on August 25, 2006.

Our initial public offering resulted in aggregate net proceeds to us of approximately $14 million, net of underwriting discounts, commissions and offering expenses.  As of September 30, 2006, the Company has applied proceeds from the initial public offering as follows:

Amount
Design, building and testing of production line and other non-recurring engineering costs	$ 222,000
Repayment of bridge loans	$ 1,681,000
Business development and product qualifications	$ 273,000
Research and technology development	$ 103,000
General corporate purposes	$ 334,000

Total	$ 2,613,000

The balance of the proceeds was invested in insured, interest-bearing accounts or short term investment-grade securities as of September 30, 2006.

Item 6.            Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASCENT SOLAR TECHNOLOGIES, INC.

Date: October 24, 2006	By:	/s/ MATTHEW FOSTER
Matthew Foster
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 24, 2006	By:	/s/ JANET L. CASTEEL
Janet L. Casteel
Chief Accounting Officer
(Principal Financial and Accounting Officer)