Form 10QSB
period 2007-03-31
Ascent Solar Technologies, Inc.
filed 2007-05-01
CIK 1350102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

303-285-9885
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

At April 27, 2007, 7,585,386 shares of the registrant’s Common Stock, par value $0.0001 per share, were outstanding.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

ASCENT SOLAR TECHNOLOGIES, INC.

Quarterly Report on Form 10-QSB

Quarterly Period Ended March 31, 2007

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Balance Sheet – March 31, 2007

Statements of Operations – For the three months ended March 31, 2007 and 2006 and for the period from inception (October 18, 2005) through March 31, 2007

Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2007 and for the period from inception (October 18, 2005) through March 31, 2007

Statement of Cash Flows for the three months ended March 31, 2007 and 2006 and for the period from Inception (October 18, 2005) through March 31, 2007

Notes to Financial Statements

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Item 3.	Controls and Procedures

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of proceeds

Item 6.	Exhibits

SIGNATURES

ASCENT SOLAR TECHNOLOGIES, INC.

(A Development Stage Company as Defined by SFAS No. 7)

BALANCE SHEET

(Unaudited)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

March 31, 2007
ASSETS

Current Assets:
Cash	$1,073,826
Restricted cash	1,480,000
Short term investments	14,898,562
Accounts receivables	199,726
Related party receivable	23,994
Other current assets	124,196
Total current assets	17,800,304

Property & Equipment at Cost:	301,559
Less accumulated depreciation	(25,605)
275,954
Other Assets
Deposits on manufacturing equipment	1,570,805
Patents	37,893
1,608,698

Total Assets	$19,684,956

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$213,830
Related party payable	223,579
Accrued expenses	256,123
Total current liabilities	693,532

Deferred Rent	12,439

Commitments and Contingencies (Note 9)

Stockholders’ Equity:
Preferred Stock, $0.0001 par value, 25,000,000 shares authorized, no shares outstanding	—
Common Stock, $0.0001 par value, 75,000,000 shares Authorized; 6,969,792 shares outstanding	697
Additional Paid in Capital	25,739,902
Deficit accumulated during the development stage	(6,761,614)
Total Stockholders’ equity	18,978,985

Total Liabilities and Stockholders’ Equity	$19,684,956

See accompanying notes to financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

(A Development Stage Company as Defined by SFAS No. 7)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,		For the Period from inception (October 18, 2005) through
	2007	2006	March 31, 2007

Research & Development Revenues
Contract Revenues	$208,519		$208,519
Related Party Revenues	26,662	—	26,662
Total Revenues	235,181	—	235,181

Costs and Expenses
Research & Development	525,016	40,223	844,100
General and Administrative	1,228,868	462,553	5,489,581
Total Costs and Expenses	1,753,884	502,776	6,333,681

Loss from Operations	$(1,518,703)	$(502,776)	$(6,098,500)

Other Income/(Expense)
Interest Expense	(63)	(230,738)	(1,083,494)
Interest Income	145,298	—	420,380
	145,235	(230,738)	(663,114)

Net Loss	$(1,373,468)	$(733,514)	$(6,761,614)

Net Loss Per Share (Basic and diluted)	$(0.24)	$(0.41)

Weighted Average Common Shares Outstanding (Basic and diluted)	5,694,561	1,805,822

See accompanying notes to financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

(Development Stage Company as Defined by SFAS No. 7)

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Period from inception (October 18, 2005) through December 31, 2006 and for the

Three Months Ended March 31, 2007

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at inception, October 18, 2005	—	—	—	—	—	—	—

Proceeds from sale of common stock (11/05 @ $.04 per share)	972,000	$97	—	—	$38,783	—	$38,880

Stock Based Compensation:
Founders Stock	—	—	—	—	933,120	—	933,120
Stock Options	—	—	—	—	26,004	—	26,004
Net loss	—	—	—	—	—	(1,207,234)	(1,207,234)

Balance, December 31, 2005	972,000	$97	—	—	$997,907	$(1,207,234)	$(209,230)

Transfer of assets at historical cost (1/06 @ $.03 per share)	1,028,000	103	—	—	31,097	—	31,200

Proceeds From IPO (7/06 @ $5.50 per unit)	3,000,000	300	—	—	16,499,700	—	16,500,000

IPO Costs	—	—	—	—	(2,392,071)	—	(2,392,071)

Stock issued to Bridge Loan Lenders (7/06 @ $2.75 per share)	290,894	29	—	—	799,971	—	800,000

Exercise of Stock Options (9/06 & 12/06 @ $0.10 per share)	31,200	3	—	—	3,117	—	3,120

Stock Based Compensation-Stock options					348,943		348,943

Net loss	—	—	—	—	—	(4,180,912)	$(4,180,912)

Balance, December 31, 2006	5,322,094	$532	—	—	$16,288,664	$(5,388,146)	$10,901,050

Exercise of Stock Options (1/07 & 3/07 @ $0.10 per share)	46,998	5	—	—	4,695	—	4,700

Conversion of Class A public Warrants at $6.60	700	—	—	—	4,620	—	4,620

Stock Based Compensation-Stock options					281,352	—	281,352

Proceeds from Private Placement	1,600,000	160			9,235,840	—	9,236,000

Private Placement costs	—	—	—	—	(75,269)	—	(75,269)

Net loss						(1,373,468)	(1,373,468)

Balance, March 31, 2007	6,969,792	$697			$25,739,902	$(6,761,614)	$18,978,985

See accompanying notes to financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

(A Development Stage Company as Defined by SFAS No. 7)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,		For the Period from inception (October 18, 2005) through
	2007	2006	March 31, 2007
Operating Activities:
Net loss	$(1,373,468)	$(733,514)	$(6,761,614)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	12,970	1,313	25,605
Stock based compensation	281,352	63,080	1,589,418
Charge off of deferred financing costs to interest expense	—	39,499	198,565
Charge off of Bridge Loan discount to interest expense	—	159,140	800,000
Changes in operating assets and liabilities:
Accounts receivable	(199,726)		(199,726)
Related party receivables	(19,554)	(3,380)	(23,994)
Other current assets	(8,974)	(19,614)	(124,196)
Accounts payable	140,787	82,989	213,830
Related party payable	39,625	92,271	223,579
Deferred Rent	2,527		12,439
Accrued expenses	134,486	64,570	256,123
Net cash used in operating activities	(989,975)	(253,646)	(3,789,971)

Investing Activities:
Purchases of available-for-sale-securities	(24,218,316)	—	(70,462,766)
Maturities and sales of available for-sale securities	19,204,754	—	55,564,204
Purchase of equipment	(197,915)	(14,774)	(295,314)
Deposits on Manufacturing Equipment	(1,200,805)		(1,570,805)
Restricted Cash for Manufacturing Equipment	(1,480,000)		(1,480,000)
Patent activity costs	(325)	(4,520)	(12,936)
Net cash used in investing activities	(7,892,607)	(19,294)	(18,257,617)

Financing Activities:
Proceeds from Bridge Loan financing	—	1,600,000	1,600,000
Repayment of Bridge Loan financing	—	—	(1,600,000)
Payment of financing costs	—	(171,400)	(198,566)
Payment of IPO and Private Placement costs	(75,269)	(334,746)	(2,467,340)
Proceeds from note	—	—	200,000
Repayment of note	—	(200,000)	(200,000)
Proceeds from sale of stock	9,245,320	—	25,787,320
Net cash provided by financing activities	9,170,051	893,854	23,121,414

Net Change in Cash and Cash Equivalents	287,469	620,914	1,073,826
Cash and Cash Equivalents at Beginning of Period	786,357	28,059	—
Cash and Cash Equivalents at End of Period	$1,073,826	$648,973	$1,073,826

Supplemental Cash Flow Information:
Cash paid for interest	$63	$4,138	$84,882
Cash paid for income taxes	$—	$—	$—
Non-Cash Transactions:
ITN initial contribution of assets for equity	$—	$—	$31,200

See accompanying notes to financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(A Development Stage Company as Defined by SFAS No. 7)

NOTE 1.  ORGANIZATION

Ascent Solar Technologies, Inc. (“Ascent” or the “Company”) was incorporated on October 18, 2005 to commercialize certain PV technologies developed by ITN Energy Systems, Inc. (“ITN”), a Colorado corporation dedicated to the development of thin-film, photovoltaic (“PV”), battery and fuel cell technologies.  ITN had invested considerable resources in the research and development of Copper-Indium-Gallium-Diselenide (“CIGS”) PV technology.  ITN formed Ascent to commercialize this CIGS PV technology, initially for the space and near-space markets and ultimately for the terrestrial market.  In January 2006, in exchange for 1,028,000 shares of common stock of Ascent (bringing to 2,000,000 the total number of outstanding shares in the Company), ITN: (i) assigned its CIGS PV technologies and trade secrets (“Transferred Assets”) to Ascent; (ii) licensed certain proprietary process, control and design technologies to Ascent; (iii) assigned or agreed to seek permission to assign certain contract rights relating to its CIGS PV business to Ascent’s initial production line (iv) transferred certain key personnel to Ascent; (v) agreed to assist in the design and build of Ascent’s initial production line, which will utilize ITN’s proprietary roll-to-roll processing tools, real-time intelligent processing controls and thin-film processing technologies; and (vi) agreed to provide administrative services such as facilities management, equipment maintenance, human resources and accounting.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The Company’s activities to date have substantially consisted of raising capital and research and development.  Revenues to date have not been significant, and were not generated from the Company’s planned principal operations.  Accordingly, the Company is considered to be in the development stage, as defined in Statement of Financial Accounting Standards No. 7 (“SFAS No. 7”), Accounting and Reporting by Development Stage Enterprises.

Short–Term Investments: The Company’s short-term investments, which are classified as available-for-sale securities, are invested in high-grade variable rate demand notes, which have a final maturity date of up to 30 years but whose interest rates are reset at varying intervals typically between 1 and 7 days. Variable rate demand notes can be readily liquidated at any interest rate reset date, either by putting them back to the original issuer or by putting them to a third-party remarketer as generally provided in the original prospectus. To date, the Company has always been able to redeem its holdings of these securities in accordance with their terms, and the Company believes that the risk of non-redemption is minimal. Consequently, these securities are available for use to support the current cash needs of our operations, and in accordance with Accounting Research Bulletin 43, they are classified as short-term investments.

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

Unaudited Information:  The accompanying interim financial information as of March 31, 2007 and for the three months ended March 31, 2007 and the period from inception (October 18, 2005) through March 31, 2007 was taken from the Company’s books and records without audit.  However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) that are necessary to properly reflect the financial position of the Company as of March 31, 2007 and the results of operations for the three months ended March 31, 2007 and the period from inception (October 18, 2005) through March 31, 2007 so that the financial statements are not misleading.

Research and development costs:  Research and development costs are expensed as incurred.

Incomes Taxes:  In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. The Company adopted the provisions of FIN No. 48 on January 1, 2007. Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

NOTE 3.  RESTRICTED CASH

In February 2007, the Company entered into a $1,480,000 irrevocable letter of credit with the Company’s bank required by one of our manufacturing equipment vendors.  Terms of the letter of credit are to make payments to the vendor in 2007 during the construction phase and at delivery based on acceptance by the Company. The letter of credit is held in an interest bearing bank account and is reflected as Restricted Cash on the March 31, 2007 Balance Sheet.

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2007:

Computer Equipment	$90,584
Furniture and Fixtures	2,027
R&D Equipment	53,156
Shop/Facility Equipment	3,026
Leasehold Improvements	139,116
Manufacturing Equipment	13,650
301,559
Less: Accumulated depreciation	(25,605)
Property and equipment, net	$275,954

Depreciation and amortization expense for the three months ended March 31, 2007 was $12,970.

NOTE 5.  DEBT

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

The discount for the commission ($160,000) and the Bridge Rights ($800,000) were amortized into interest expense over the life of the loans. In July 2006 with the repayment of the Bridge Loans, the remaining unamortized balance of the discount for commission and Bridge Rights was recognized as interest expense in the statement of operations.  For the period from inception (October 18, 2005) through March 31, 2007 the Company recorded $960,000 in interest expense related to these discounts.

NOTE 6.  STOCKHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 75,000,000 shares of common stock, $0.0001 par value, and 25,000,000 shares of preferred stock, $0.0001 par value.  In November 2005, the Company issued 972,000 shares of common stock at a price of $0.04 per share.  The Company has recorded for financial statement purposes the 972,000 shares at a fair value of $1.00 per share.  The statement of stockholder’s equity reflects compensation expense of $933,120 related to the recording of this stock transaction.  In January 2006, in consideration of certain asset transfers, licenses and service agreements (see Note 1), the Company issued 1,028,000 shares of common stock to ITN Energy Systems, Inc.

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

The Company has the right to redeem the Class A public warrants at a redemption price of $0.25 per warrant beginning January 6, 2007. The redemption right arises if the last reported sale price of the Company’s common stock equals or exceeds $9.35 for five consecutive trading days ending prior to the date of the notice of redemption. The Company is required to provide 30 days prior written notice to the Class A public warrant holders of the Company’s intention to redeem the warrants. For the three month period ending March 31, 2007, 700 Class A public warrants were converted into common stock at $6.60 for a purchase price of $4,620. As of March 31, 2007, 3,290,194 Class A public warrants were outstanding.

Class B public warrants  The Class B public warrants included in the units became exercisable on August 10, 2006. The exercise price of a Class B public warrant is $11.00. The Class B public warrants expire on July 10, 2011, the fifth anniversary of the closing of the IPO. The Company does not have the right to redeem the Class B public warrants. As of March 31, 2007, 6,581,788 Class B public warrants were outstanding.

Representative Warrants  Representative warrants were issued to underwriters of the Company’s initial public offering in July 2006. As of March 31, 2007, 300,000 Representative warrants remained outstanding to purchase units at $6.60. A unit consists of one share of common stock, one Class A redeemable public warrant and two Class B non-redeemable public warrants. The warrants become exercisable after the closing date of the IPO. The warrants expire on July 10, 2011, the fifth anniversary of the closing of the IPO.

Private Placement of Securities:

We completed a private placement of securities with Norsk Hydro Produksjon AS (“Norsk Hydro”) in March 2007. Norsk Hydro is a subsidiary of Norsk Hyrdro ASA, one of the world’s leading suppliers of energy and aluminum, with approximately 33,000 employees in nearly 40 countries. Norsk Hyrdro purchased 1,600,000 shares of our common stock for an aggregate purchase price of $9,236,000. The Company recorded $75,269 of costs associated with the private placement as a reduction to Additional Paid in Capital on the Company’s March 31, 2007 Balance Sheet. In connection with the private placement, Norsk Hydro was granted options to purchase additional shares and warrants, which it may exercise if and after shareholder approval is obtained.

As of March 31, 2007, the Company had 6,969,792 shares of common stock and no shares of preferred stock outstanding.

NOTE 7.  STOCK BASED COMPENSATION

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

The Option Plan is administered by the Compensation Committee of the Board of Directors, which determines the terms of the options, including the exercise price, expiration date, vesting schedule and number of shares.  The term of any incentive stock option granted under the Option Plan may not exceed ten years, or five years for options granted to an optionee owning more than 10% of the Company’s voting stock.  The exercise price of an incentive stock option granted under the Option Plan must be equal to or greater than the fair market value of the shares of the Company’s common stock on the date the option is granted.  An incentive stock option granted to an optionee owning more than 10% of the Company’s voting stock must have an exercise price equal to or greater than 110% of the fair market value of the Company’s common stock on the date the option is granted.  The exercise price of a non-statutory option granted under the Option Plan must be equal to or greater than 85% of the fair market value of the shares of the Company’s common stock on the date the option is granted.

In November 2005, the Company granted options to purchase 408,000 shares of common stock under the Option Plan, all at an exercise price of $0.10 per share.   For the year ended December 31, 2006, an additional 336,000 options were granted, 75,000 options were cancelled and 31,200 options were exercised.  For the three month period ended March 31, 2007, an additional 74,000 options were granted, 8,000 options were canceled and 46,998 options exercised. As of March 31, 2007, there were outstanding options to purchase 656,802 shares of common stock under the Option Plan. As of March 31, 2007, 15,000 shares remained available for future grants under the Option Plan.

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

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in our Statement of Operations.  Stock-based compensation expense recognized in the Statement of Operations for the three months ended March 31, 2007 and 2006 and for the period from inception (October 18, 2005) through March 31, 2007 is based on awards ultimately expected to vest and it has been reduced for estimated forfeitures.  SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

The weighted average estimated fair value of employee stock options granted for the three month period ended March 31, 2007, was $3.95 per share using the Black-Scholes Model with the following weighted average assumptions:

	For the Three Months Ended March 31, 2007	For the three Months Ended March 31, 2006
Expected volatility	90.2%	86.1%
Risk free interest rate	4.62%	4.75%
Expected dividends	—	—
Expected life (in years)	6.1	6.1

We based our estimate of expected volatility on disclosures made by peers.  The expected option term was calculated using the “simplified” method permitted by SAB 107. Forfeitures were estimated, based on historical employee retention experience among staff of similar position to those granted options in our plan.

Stock based compensation recognized under SFAS 123(R) for the three months ended March 31, 2007 was $281,352, of which $57,777 related to options granted to officers and directors and $223,575 to outside providers.  Stock-based compensation recognized under SFAS 123(R) for the three months ended March 31, 2006, was $63,080, of which $22,668 related to options granted to officers and directors and $40,412 to outside providers.  Stock-based compensation expense is calculated on a straight-line basis over the vesting periods of the related options. In future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period, as we build company-specific performance history.

As of March 31, 2007, we have approximately $1,476,000 of total compensation cost ($504,000 to officers and directors and $972,000 to outside providers) related to nonvested awards not yet recognized and expect to recognize these costs over a weighted average period of approximately 3 years.

The following schedule summarizes activity in our stock-option plan (shares in thousands):

	Stock Option Shares	Stock Options Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding at October 18, 2005	—	—
Granted	408	$0.10
Outstanding at December 31, 2005	408	0.10
Granted	201	4.25
	100	2.73
	5	2.76
	30	2.71
Exercised	(31)	(.10)
Canceled	(54)	(.10)
	(21)	(4.25)
Outstanding at December 31, 2006	638	$1.83	6.84
Granted	38	2.90
	20	2.51
	16	2.86
Exercised	(47)	(.10)
Canceled	(8)	(.10)
Outstanding at MARCH 31, 2007	657	$2.08	5.61
Exercisable at MARCH 31, 2007	187	$3.38	5.49

As of March 31, 2007, approximately 398,000 shares were expected to vest in the future at a weighted average exercise price of $3.03.

The following table contains details of our outstanding stock options:

		Options Outstanding		Options Exercisable
	Exercise Price	Number Outstanding	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
		(In Thousands)		(In Thousands)
As of March 31, 2007:	$2.86	38	$2.86	—	—
	$2.51	20	$2.51	—	—
	$2.90	16	$2.90	—	—
	$2.71	30	$2.71	—	—
	$2.73	100	$2.73	—	—
	$2.76	5	$2.76	—	—
	$4.25	180	$4.25	90	$4.25
	$0.10	268	$0.10	55	$0.10

NOTE 8.  RELATED PARTY TRANSACTIONS

Included in General and Administrative Expenses for the three months ended March 31, 2007 and 2006 is $231,782, and $219,312, respectively, of costs to ITN for facility sublease costs and administrative support expenses.  Also, included in general and administrative expenses for the three months ended March 31, 2007 and 2006 is $30,241, and 50,013, respectively, of investor, financing and operational support activities performed by one of our Board of Directors who is also an employee of ITN.  Included in Research and Development Expense for the three months ended March 31, 2007 and 2006 is $209,723, and $0, respectively, of costs to ITN for research and development contract and manufacturing activity.  Related party payable of $223,579 as of March 31, 2007 represents costs remaining to be paid to ITN for these expenditures and amounts payable to officers and directors for Board of Directors fees and reimbursement of travel expenditures.

Related party revenue for the three months ended March 31, 2007 and 2006 of $26,662 and $0, respectively, is labor charged by the Company to ITN for research and development activities performed on ITN research and development contracts. The Related party receivable of $23,994 as of March 31, 2007 represents billings to ITN for this activity not yet been paid.

Included in Property and Equipment as of March 31, 2007 are $146,698 of costs to ITN for the construction of manufacturing and research and development equipment.

NOTE 9.  COMMITMENTS

Sublease Agreement:

On November 1, 2005, the Company entered into a sublease agreement with ITN, a greater than five percent stockholder of the Company, to lease office space in Littleton, Colorado. Future minimum payments due under the sublease are as follows:

Year ending December 31:
2007	$151,281
2008	$158,596
2009	$158,596
2010	$79,298

The Company also is responsible for payment of pass-through expenses such as property taxes, insurance, water and utilities. Rent expense for the three months ended March 31, 2007 and 2006 was $70,063 and $35,992, respectively.

Patent License Agreements:

In 2006, the Company entered into two non-exclusive patent license agreements. In consideration for the right to license certain inventions, the Company is required to pay annual royalty payments based on net sales of products manufactured using the licensed technology.  If there are no net sales of products manufactured using the licensed technology, then a minimum royalty payment is required. There were no costs for the three months ended March 31, 2007 and 2006 related to royalty payments associated with these patent license agreements.

Manufacturing Equipment:

As of March 31, 2007, the Company entered into approximately $9.1 million of manufacturing equipment purchase agreements and a construction contractor agreement to complete their 1.5 MW production line and to make facility modifications. Included in the $9.1 million equipment purchase agreements is a purchase order to ITN for $1.5 million to develop the CIGS deposition and source box that is located inside the CIGS vacuum chamber.

A majority of the manufacturing purchase agreement terms are based on set milestone deliverables such as the Company’s acceptance of design requirements and successful installation and commissioning of the equipment.  Approximately $3.5 M of the manufacturing equipment purchase agreements are in foreign currency; euros and pounds sterling.  The Company records a liability equal to the payment milestone at the time each of these milestones is reached and records a gain or loss resulting from the foreign currency translations (transactions denominated in a currency other than the functional currency of the Company) based on the currency fluctuation from the date the milestone is reached to the date the actual milestone payment is made.    As of March 31, 2007, the Company had made down payments of approximately $1,571,000 to the manufacturing equipment suppliers related to these purchase agreements.   As of March 31, 2007 there were no milestones reached under the manufacturing purchase agreements.

In connection with the manufacturing purchase agreements, in February and April 2007, the Company entered into a $1,480,000, and $280,000, respectively, irrevocable letters of credit required by two separate manufacturing equipment vendors. Terms of the letters of credit are to make payments to the vendor in 2007 during the construction phase and at delivery based on acceptance by the Company.

The Company anticipates that the manufacturing equipment will be delivered and installed during the 3rd and 4th quarters of 2007.

NOTE 10.  RETIREMENT PLAN

On July 1, 2006, the Company adopted a qualified 401(k) plan which provides retirement benefits for all of its eligible employees.  Under the plan, employees become eligible to participate at the first entry date, provided that they are at least 21 years of age.  The participants may elect through salary reduction to contribute up to ceilings established in the Internal Revenue Code.  The Company will match 100% of the first six percent of employee contributions.  In addition, the Company may make discretionary contributions to the Plan as determined by the Board of Directors.  Employees are immediately vested in all salary reduction contributions.  Rights to benefits provided by the Company’s discretionary and matching contributions vest 100% after the first year of service.

NOTE 11.  SUBSEQUENT EVENTS

Subsequent to March 31, 2007, approximately 616,000 Class A public warrants were converted into common stock at $6.60 per share for approximately $4,100,000. On April 16, 2007, the Company’s common stock exceeded $9.35 for five consecutive trading days thereby giving the Company the ability to redeem any remaining Class A public warrants within 30 days of the Company’s notification of its intent to initiate this redemption right.

Employment contracts were executed by the Company on April 30, 2007 for two of the Company’s Directors for positions of Chief Strategy Officer and Senior Vice President of Operations and Corporate Affairs.

Item 2.        Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Form 10-QSB. This discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance.  As a result of many factors, our actual results may differ materially from those anticipated in these forward-looking statements.  These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Introduction: Ascent Solar is a development stage company that was formed in October 2005 to commercialize certain photovoltaic PV technology developed by ITN for extraterrestrial, terrestrial, and near-space applications. Ascent Solar intends to be the first company to manufacture large, monolithically integrated roll format PV modules in commercial quantities that use a highly efficient thin-film Copper-Indium-Gallium-diSelenide CIGS absorbing layer on a flexible high-temperature plastic substrate. We have produced and tested small-scale demonstration samples of our CIGS PV products at the laboratory level, but we have not yet produced any products in commercial quantities nor have we yet received any revenues from the proposed products that we intend to commercialize as our principal business activity. We are presently applying the majority of the $14 million in net proceeds received from an IPO in July 2006 to establish a 500kW/yr per shift (1.5MW) pilot-scale production line.  The production line is currently in development and on schedule to begin operations in the first quarter of 2008.  Performance on the pilot production line will prove out the manufacturing processes, products, and market acceptance to enable us to transition into large full-scale, commercial manufacturing of our CIGS PV products.

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

In order to effect a quick transition from development to manufacturing once the production facility is completed, the company initiated a rapid prototyping capability in 2007 to emulate the eventual manufacturing processes, material flow, and statistical process controls. The prototyping efforts are utilizing our existing six-inch wide roll-to-roll development equipment in the laboratory to optimize our manufacturing processes in advance of commencing full scale production on the 1.5MW line. We anticipate that this effort should help to identify potential problem areas early in order to accelerate the ramp-up of production once the 1.5MW equipment is in place. The preliminary results of the prototyping activities which were only begun in February 2007 are encouraging, although there is clearly optimization that is needed to achieve the desired consistency of the thin-film properties, manufacturing processes and performance. We are initially prototyping small, monolithically integrated mini-modules, and we are currently concentrating on repeatability issues and optimization of all processes including the molybdenum processes, CIGS compositions, transparent conducting oxide, and laser patterning methods in order to consistently produce 8% to 9% efficient mini-modules and baseline the end-to-end manufacturing processes with full documentation by the 4th quarter of 2007.

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

In January 2007, the company successfully transferred approximately $3.5 million in government- funded research and development contracts from ITN to Ascent Solar including the transfer of key personnel. The contracts represent a current backlog of approximately $1.6 million, and we anticipate that we will be able to sustain on average between $1 million and $3 million of externally funded research and development.

In March 2007, in order to more effectively manage our projected needs in 2007 and 2008, we completed a private placement of securities with Norsk Hydro Produksjon AS (“Norsk Hydro”) in March 2007.  Norsk Hydro is a subsidiary of Norsk Hydro ASA, one of the world’s leading suppliers of energy and aluminum, with approximately 33,000 employees in nearly 40 countries.  Norsk Hydro purchased 1,600,000 shares of our common stock for an aggregate purchase price of $9,236,000.  In connection with the private placement, Norsk Hydro was granted options to purchase additional shares and warrants, which it may exercise if and after shareholder approval is obtained.  Norsk Hyrdo is a leading supplier of BIPV products, and its investment in the company sets the stage for a strategic relationship to develop integrated building solutions.

In the 1st quarter of 2007 our quarterly operational burn was approximately $1,155,000 with an additional $1,400,000 expended in capital for our manufacturing line and facility modifications. As of March 31, 2007, our cash position was approximately $17.5 million on hand.  Approximately $9.1 million of this cash is committed toward progress payments to our equipment suppliers and to maintain the development schedule and ensure delivery of our production tools in the third and fourth quarters of 2007.

Subsequent to March 31, 2007, we received approximately $4.1 million as a result of the exercise of approximately 616,000 Class A warrants at $6.60 per warrant.  On April 16, 2007, the Company’s common stock exceeded $9.35 for five consecutive trading days thereby giving the Company the ability to redeem any remaining Class A public warrants within 30 days of the Company’s notification of its intent to initiate this redemption right.

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

Results of Operations:

Comparison of the Three Months Ended March 31, 2007 and 2006

Certain reclassifications have been made to the 2006 financial information to conform to the 2007 presentation. The Company’s activities to date have substantially consisted of raising capital and research and manufacturing development.

Research and development contract revenue. Our research and development contract revenue was $208,519 for the three months ended March 31, 2007. There was no research and development contract revenue for the three months ended March 31, 2006. A majority of our revenue during the three months ended March 31, 2007 was revenue earned on our government research & development contracts which were novated to the Company from ITN on January 1, 2007.

Related Party Revenue Related party revenue was $26,662 for the three months ended March 31, 2007. There was no related party revenue for the three months ended March 31, 2006. Related party revenue relates to research and development activity performed by the Company’s technical staff for ITN on ITN’s existing government research and development contracts. The Company bills ITN based on their direct costs and at government approved indirect rates.

Research and development expenses. Research and development expenses were $525,016 for the three months ended March 31, 2007 compared to $40,223 for the three months ended March 31, 2007, an increase of $484,793.  Research and development expenses increased due to the novation of government contracts January 1, 2007 and an increase in the number of engineering personnel required in development activities related to our current prototype efforts to optimize our manufacturing processes in advance of commencing full scale production for the 1.5MW line. We expect to incur significant additional research and development expenses in 2007 as engineering personnel are added as we continue to develop and enhance our manufacturing technologies.

General and administrative expenses. General and administrative expenses were $1,228,868 for the three months ended March 31, 2007 compared to $462,553 for the three months ended March 31, 2006, an increase of $766,315. The increase in general and administrative expenses corresponded with our increase in headcount and overall growth over the comparative periods. As a result, salaries, consulting, and other administrative costs increased during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. Included in general and administrative costs was a non-cash transaction for stock-based compensation related to the issuance of the company’s stock options at fair value. Stock-based compensation for the three months ended March 31, 2007 and 2006 was $281,352 and $63,080, respectively. During the remainder of 2007 in conjunction with our manufacturing and business development efforts, we expect to incur increased general and administrative expenses.

Interest expense. Interest expense was $63 for the three months ended March 31, 2007 compared to $230,738 for the three months ended March 31, 2006, a decrease of $230,675. Interest costs in 2006 resulted from interest on the Bridge Loan notes and related Bridge Rights and financing transactions. The Bridge Loan repayment and issuance of the Bridge Rights were made to the investors in July 2006 after the closing of the IPO. The Company has no outstanding debt as of March 31, 2007.

Other income. Other income was $145,298 for the three months ended March 31, 2007 compared to $0 for the three months ended March 31, 2006, an increase of $145,298. Other income primarily represents interest on investments from our IPO and private placement proceeds.

Net Loss. Our net loss was $1,373,468 for the three months ended March 31, 2007 compared to a loss of $733,514 for the three months ended March 31, 2006. The increase in net loss was due primarily to investing in engineering and operating activities and the personnel required to develop our manufacturing process as well as a corresponding increase in general and administrative activity during the three months ended March 31, 2007. Throughout the reminder of 2007, we expect to continue to incur significant expenses related to our prototype activities and bringing our 1.5MW manufacturing line into production.

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

In the first quarter of 2007, we are currently incurring approximately on average $385,000 a month in operational expenses for pre-manufacturing activities, research and technology development, business development and general corporate expenses.  The $385,000 monthly operational expense is net of monthly research and development revenues from our government contracts of approximately $78,000 and monthly interest income of approximately $48,000 incurred in the first quarter of 2007. These monthly operational costs are higher than previously anticipated due to the acceleration of our plans to scale up manufacturing for the broader terrestrial market opportunities and include: (i) the development and production of product prototypes utilizing existing research and development process tools which should allow us to solidify process techniques and qualify product performance in advance of the build out of the manufacturing production line; and (ii) the incurring of additional costs for investor relations, business development and marketing communications support to strengthen our investor relations, support for our anticipated government program activities, and support for implementing our terrestrial market strategies.  We anticipate that this level of operational expenditures will continue to increase through the remainder of 2007 due to additional hiring of personnel to help bring our 1.5 MW manufacturing line in full production.

We currently do not have manufacturing capabilities.  The net proceeds from the IPO and the March 2007 Norsk Hydro private placement are being used to build our operational infrastructure and to develop the manufacturing capacity necessary to produce PV products for sale into our target markets. We expect to acquire the remainder of our required capital equipment in 2007 (a calendar of our projected capital outlays appears below). With our 2007 expected capital expenditure requirement for manufacturing and facility modifications of approximately $10.3 million and an additional $385,000 in monthly operational costs, we anticipate that the IPO funds, the $9.2 million in proceeds recently received from the Norsk Hydro private placement, and proceeds from the conversion of Class A warrants (which through April 27, totaled $4.1 million), will be sufficient to cover our operational expenditures through 2008 based on current known factors. Even after we begin production, it is unlikely that our initial sales revenue will be sufficient to immediately support all of our operations and cash requirements.

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

The capital outlays shown in this calendar represent estimated and actual costs in connection with our production line and production facility modifications:

Stage of Development	Completion Milestone	Estimated Future Capital Outlay	Actual Capital Outlay
Completion of engineering specifications	3rd QTR 2006		$220,000
Facility and equipment construction:
Progress payments	4th QTR 2006		370,000
Progress payments	1st QTR 2007		1,400,000
Progress payments	2nd QTR 2007	$3,300,000	—
Progress payments	3rd QTR 2007	4,400,000	—
Final payments	4th QTR 2007	1,200,000	—
Plant commissioning	4th QTR 2007	—	—
Production readiness, qualification	1st QTR 2008	200,000	—
Commencement of production	2nd QTR 2008	—	—
Total		$9,100,000	$1,990,000

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

There were no changes in the Company’s internal control over financial reporting as of the end of the period covered by this report that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Equity Securities:

In the quarter ended March 31, 2007 we issued approximately 47,000 shares of Common Stock upon exercise of stock options by its employees, directors, consultants and other service providers. The options were granted pursuant to our 2005 Stock Option Plan pursuant to exemptions available under Rule 701. The exercise price of the options exercised was $0.10 per share.

On March 13, 2007, we consummated a private placement of securities to Norsk Hydro Produksjon AS (“Norsk Hydro”), a wholly-owned subsidiary of Norsk Hydro ASA.  Norsk Hydro acquired 1,600,000 shares of our outstanding common stock.  For detailed description of this transaction, see the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2007.

(b) Use of Proceeds:

Our initial public offering of units, each unit consisting of one share of common stock, $0.0001 par value, one Class A redeemable public warrant and two Class B non-redeemable public warrants, was affected through a Registration Statement on Form SB-2 (File No. 333-131216) that was declared effective by the Securities and Exchange Commission on July 10, 2006.  The Registration Statement covered the offer and sale of 3,000,000 units for an aggregate offering price of $16,500,000.  Our initial public offering resulted in aggregate net proceeds to us of approximately $14 million, net of underwriting discounts, commissions and offering expenses.  As of March 31, 2007, we had applied the net proceeds from the initial public offering as follows:

Amount
Design, building and testing of production line and other non-recurring engineering costs	$2,891,000
Repayment of bridge loans	1,681,000
Business development and product qualifications	772,000
Research and technology development	218,000
General corporate purposes, net of interest income	715,000

Total	$6,277,000

The balance of the proceeds was invested in insured, interest-bearing accounts or short-term investment-grade securities as of March 31, 2007.

Item 6.            Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASCENT SOLAR TECHNOLOGIES, INC.

Date: April 30, 2007	By:	/s/ MATTHEW FOSTER
Matthew Foster
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2007	By:	/s/ JANET L. CASTEEL
Janet L. Casteel
Chief Accounting Officer
(Principal Financial and Accounting Officer)