Form 10QSB
period 2007-06-30
Ascent Solar Technologies, Inc.
filed 2007-07-31
CIK 1350102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

At July 26, 2007, 10,075,140 shares of the registrant’s Common Stock, par value $0.0001 per share, were outstanding.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

ASCENT SOLAR TECHNOLOGIES, INC.

Quarterly Report on Form 10-QSB

Quarterly Period Ended June 30, 2007

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Balance Sheet - June 30, 2007 (unaudited)

Statements of Operations - For the three and six months ended June 30, 2007 and 2006 and for the period from inception (October 18, 2005) through June 30, 2007 (unaudited)

Statements of Stockholders’ Equity - For the period from inception (October 18, 2005) through December 31, 2006 and for the six months ended June 30, 2007 (unaudited)

Statements of Cash Flows - For the six months ended June 30, 2007 and 2006 and for the period from inception (October 18, 2005) through June 30, 2007 (unaudited)

Notes to Financial Statements

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Item 3.	Controls and Procedures

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of proceeds

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

SIGNATURES

ASCENT SOLAR TECHNOLOGIES, INC.

(A Development Stage Company as Defined by SFAS No. 7)

BALANCE SHEET

(Unaudited)

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

June 30, 2007
ASSETS
Current Assets:
Cash	$11,480,865
Restricted cash	$1,205,000
Short term investments	21,935,645
Accounts receivables	142,125
Related party receivable	115
Other current assets	147,314
Total current assets	34,911,064

Property & Equipment at Cost:	663,818
Less accumulated depreciation	(40,412)
623,406
Other Assets
Deposits on manufacturing equipment	3,528,156
Patents	46,956
3,575,112

Total Assets	$39,109,582

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$105,734
Related party payable	178,251
Accrued expenses	633,330
Total current liabilities	917,315

Deferred Rent	14,967

Commitments and Contingencies (Note 9)

Stockholders’ Equity:
Preferred Stock, $0.0001 par value, 25,000,000 shares authorized, no shares outstanding	—
Common Stock, $0.0001 par value, 75,000,000 shares authorized; 10,075,140 shares outstanding	1,007
Additional Paid in Capital	46,399,456
Deficit accumulated during the development stage	(8,223,163)
Total Stockholders’ equity	38,177,300

Total Liabilities and Stockholders’ Equity	$39,109,582

See accompanying notes to financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

(A Development Stage Company as Defined by SFAS No. 7)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Period from inception (October 18, 2005) through
	2007	2006	2007	2006	June 30, 2007

Research & Development Revenues
Contract Revenues	$207,149	$—	$415,668	$—	$415,668
Related Party Revenues	857	6,797	27,519	10,177	27,519
Total Revenues	208,006	6,797	443,187	10,177	443,187

Costs and Expenses
Research & Development	621,732	143,263	1,146,748	186,057	1,465,833
General and Administrative	1,309,004	618,003	2,537,871	1,081,364	6,798,584
Total Costs and Expenses	1,930,736	761,266	3,684,619	1,267,421	8,264,417

Loss from Operations	$(1,722,730)	$(754,469)	$(3,241,432)	$(1,257,244)	$(7,821,230)

Other Income/(Expense)
Interest Expense	(72)	(288,217)	(136)	(518,956)	(1,083,567)
Interest Income	261,253	—	406,551	-	681,634
	261,181	(288,217)	406,415	(518,956)	(401,933)

Net Loss	$(1,461,549)	$(1,042,686)	$(2,835,017)	$(1,776,200)	$(8,223,163)

Net Loss Per Share (Basic and diluted)	$(0.19)	$(0.52)	$(0.43)	$(0.93)

Weighted Average Common Shares Outstanding (Basic and diluted)	7,554,794	2,000,000	6,624,677	1,903,448

See accompanying notes to financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

(Development Stage Company as Defined by SFAS No. 7)

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Period from inception (October 18, 2005) through December 31, 2006 (Audited) and for the

Six Months Ended June 30, 2007 (Unaudited)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at inception, October 18, 2005	—	—	—	—	—	—	—

Proceeds from sale of common stock (11/05 @ $.04 per share)	972,000	$97	—	—	$38,783	$—	$38,880

Stock Based Compensation:
Founders Stock	—	—	—	—	933,120	—	933,120
Stock Options	—	—	—	—	26,004	—	26,004
Net loss	—	—	—	—	—	(1,207,234)	(1,207,234)

Balance, December 31, 2005	972,000	$97	—	—	$997,907	$(1,207,234)	$(209,230)

Transfer of assets at historical cost (1/06 @ $0.03 per share)	1,028,000	103	—	—	31,097	—	31,200

Proceeds From IPO (7/06 @ $5.50 per unit)	3,000,000	300	—	—	16,499,700	—	16,500,000

IPO Costs	—	—	—	—	(2,392,071)	—	(2,392,071)

Stock issued to Bridge Loan Lenders (7/06 @ $2.75 per share)	290,894	29	—	—	799,971	—	800,000

Exercise of Stock Options (9/06 & 12/06 @ $0.10 per share)	31,200	3	—	—	3,117	—	3,120

Stock Based Compensation-Stock options					348,943		348,943

Net loss	—	—	—	—	—	(4,180,912)	(4,180,912)

Balance, December 31, 2006	5,322,094	$532	—	—	$16,288,664	$(5,388,146)	$10,901,050

Exercise of Stock Options (1/07, 3/07, & 6/07 @ $0.10 per share)	53,664	5	—	—	5,361	—	5,366

Conversion of Class A public Warrants at $6.60	3,098,382	310	—	—	20,449,011	—	20,449,321
Redemption of Class A Public Warrants at $0.25 per share	—	—	—	—	(48,128)		(48,128)
Conversion of Class B public Warrants at $11.00 per share	1,000	—	—	—	11,000	—	11,000
Stock Based Compensation-Stock options	—	—	—	—	533,515	—	533,515

Proceeds from Private Placement	1,600,000	160	—	—	9,235,840	—	9,236,000

Private Placement Costs	—	—	—	—	(75,807)	—	(75,807)

Net loss	—	—	—	—	—	(2,835,017)	(2,835,017)

Balance, June 30, 2007	10,075,140	$1,007	—	—	$46,399,456	$(8,223,163)	$38,177,300

See accompanying notes to financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

(A Development Stage Company as Defined by SFAS No. 7)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,		For the Period from inception (October 18, 2005) through
	2007	2006	June 30, 2007
Operating Activities:
Net loss	$(2,835,017)	$(1,776,200)	$(8,223,163)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	27,777	4,069	40,412
Stock based compensation	533,515	164,232	1,841,583
Charge off of deferred financing costs to interest expense	—	89,140	198,565
Charge off of Bridge Loan discount to interest expense	—	359,141	800,000
Changes in operating assets and liabilities:
Accounts receivable	(142,125)	—	(142,125)
Related party receivables	4,325	(145)	(115)
Other current assets	(32,092)	(5,714)	(147,314)
Accounts payable	32,691	193,203	105,734
Related party payable	(5,703)	435,761	178,251
Deferred Rent	5,055	—	14,967
Accrued expenses	511,693	155,250	633,328
Net cash used in operating activities	(1,899,881)	(381,263)	(4,699,877)

Investing Activities:
Purchases of available-for-sale-securities	(40,756,599)	—	(87,001,049)
Maturities and sales of available for-sale securities	28,705,954	—	65,065,404
Purchase of equipment	(560,174)	(19,796)	(657,573)
Deposits on Manufacturing Equipment	(3,158,156)	—	(3,528,156)
Restricted Cash for Manufacturing Equipment	(1,205,000)	—	(1,205,000)
Patent activity costs	(9,388)	(9,723)	(21,999)
Net cash used in investing activities	(16,983,363)	(29,519)	(27,348,373)

Financing Activities:
Proceeds from Bridge Loan financing	—	1,600,000	1,600,000
Repayment of Bridge Loan financing	—	—	(1,600,000)
Payment of financing costs	—	(171,400)	(198,565)
Payment of IPO & Private Placement costs	(75,807)	(608,163)	(2,467,879)
Proceeds from note	—	—	200,000
Repayment of note	—	(200,000)	(200,000)
Proceeds from sale of stock	29,701,687	—	46,243,687
Redemption of Class A Warrants	(48,128)	—	(48,128)
Net cash provided by financing activities	29,577,752	620,437	43,529,115

Net Change in Cash and Cash Equivalents	10,694,508	209,655	11,480,865
Cash and Cash Equivalents at Beginning of Period	786,357	28,059	—
Cash and Cash Equivalents at End of Period	$11,480,865	$237,714	$11,480,865

Supplemental Cash Flow Information:
Cash paid for interest	$63	$4,138	$84,882
Cash paid for income taxes	$—	$—	$—
Non-Cash Transactions:
ITN initial contribution of assets for equity	$—	$—	$31,200

See accompanying notes to financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(A Development Stage Company as Defined by SFAS No. 7)

NOTE 1.  ORGANIZATION

Ascent Solar Technologies, Inc. (“Ascent” or the “Company”) was incorporated on October 18, 2005 to commercialize certain PV technologies developed by ITN Energy Systems, Inc. (“ITN”), a Colorado corporation dedicated to the development of thin-film, photovoltaic (“PV”), battery and fuel cell technologies.  ITN had invested considerable resources in the research and development of Copper-Indium-Gallium-diSelenide (“CIGS”) PV technology.  ITN formed Ascent to commercialize this CIGS PV technology, initially for the space and near-space markets and ultimately for the terrestrial market.  In January 2006, in exchange for 1,028,000 shares of common stock of Ascent, ITN assigned its CIGS PV technologies and trade secrets and licensed certain proprietary process, control and design technologies to Ascent.

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

Patents:  To the extent the Company obtains or is awarded patents, patent costs will be amortized on a straight line basis over the legal life, or over their estimated useful lives, whichever is shorter.

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

Unaudited Information:  The accompanying interim financial information as of June 30, 2007 and for the three and six months ended June 30, 2007 and the period from inception (October 18, 2005) through June 30, 2007 was taken from the Company’s books and records without audit.  However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) that are necessary to properly reflect the financial position of the Company as of June 30, 2007 and the results of operations for the three and six months ended June 30, 2007 and the period from inception (October 18, 2005) through June 30, 2007 so that the financial statements are not misleading.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Uncertain tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

NOTE 3.  RESTRICTED CASH

In February and April 2007, the Company entered into irrevocable letters of credit with the Company’s bank required by two of our manufacturing equipment vendors for a total of $1,760,000. Terms of the letters of credit are to make payments to the vendors in 2007 during the construction phase and at delivery based on acceptance by the Company. A payment of $555,000 was made to one of the vendors from the letter of credit in May 2007. The letters of credit are held in interest bearing bank accounts and are reflected as Restricted cash on the June 30, 2007 Balance Sheet.

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2007:

Computer Equipment	$108,281
Furniture and Fixtures	2,027
R&D Equipment	53,157
Shop/Facility Equipment	3,026
Leasehold Improvements	330,199
Manufacturing Equipment	167,128
663,818
Less: Accumulated depreciation	(40,412)
Property and equipment, net	$623,406

Depreciation and amortization expense for the three and six months ended June 30, 2007 was $14,807 and $27,777, respectively.  As of June 30, 2007, the Company has made deposits on manufacturing equipment of $3,528,156 which has been reflected on the Balance Sheet as Other Assets.  (See Note 9, Commitments; Manufacturing Equipment)

NOTE 5.  DEBT

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

The discount for the commission ($160,000) and the Bridge Rights ($800,000) were amortized into interest expense over the life of the loans. In July 2006 with the repayment of the Bridge Loans, the remaining unamortized balance of the discount for commission and Bridge Rights was recognized as interest expense in the Statements of Operations.  For the period from inception (October 18, 2005) through June 30, 2007 the Company recorded $960,000 in interest expense related to these discounts.

NOTE 6.  STOCKHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 75,000,000 shares of common stock, $0.0001 par value, and 25,000,000 shares of preferred stock, $0.0001 par value.  In November 2005, the Company issued 972,000 shares of common stock at a price of $0.04 per share.  The Company has recorded for financial statement purposes the 972,000 shares at a fair value of $1.00 per share.  The Statements of Stockholder’s Equity reflects compensation expense of $933,120 related to the recording of this stock transaction.  In January 2006, in consideration of certain asset transfers, licenses and service agreements (see Note 1), the Company issued 1,028,000 shares of common stock to ITN Energy Systems, Inc.

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

Class A public warrants  On May 24, 2007 the Company publicly announced that it intended to redeem its outstanding Class A public warrants. The Class A public warrants became eligible for redemption by the Company at $0.25 per warrant on April 16, 2007, when the last reported sale price of the Company’s common stock had equaled or exceeded $9.35 for five consecutive trading days. There were 3,290,894 Class A warrants issued in connection with the Company’s initial public offering, including the warrants issued to the Bridge Noteholders. The Class A warrants were exercisable at a price of $6.60 per share.

The exercise period ended June 22, 2007. During the exercise period, 3,098,382 Class A warrants (94.1% of the total outstanding) were exercised for an equal number of shares of common stock, and the Company received $20,449,321 in proceeds from the warrant exercises. At the end of the exercise period, 192,512 Class A public warrants remained outstanding. The Company has set aside funds with its warrant transfer agent to redeem the outstanding warrants for $0.25 per warrant, or a total cost of $48,128.

Class B public warrants  The Class B public warrants included in the units became exercisable on August 10, 2006. The exercise price of a Class B public warrant is $11.00. The Class B public warrants expire on July 10, 2011.

The Company does not have the right to redeem the Class B public warrants. As of June 30, 2007, 6,580,788 Class B public warrants were outstanding.

Representative’s Warrants Representative’s warrants were issued to underwriters of the Company’s initial public offering in July 2006. As of June 30, 2007, 300,000 Representative’s warrants remained outstanding to purchase units at $6.60 each. A unit consists of one share of common stock, one Class A redeemable warrant and two Class B non-redeemable warrants. The warrants expire on July 10, 2011. Upon exercise of the representative’s warrants, holders will be forced to choose whether to exercise the underlying Class A warrants or hold them for redemption. As noted above, on June 25, 2007, any Class A warrants then outstanding expired and became redeemable.

Private Placement of Securities:

We completed a private placement of securities with Norsk Hydro Produksjon AS (“Norsk Hydro”) in March 2007. Norsk Hydro is a subsidiary of Norsk Hyrdro ASA, one of the world’s leading suppliers of energy and aluminum, with approximately 33,000 employees in nearly 40 countries. Norsk Hyrdro purchased 1,600,000 shares of our common stock for an aggregate purchase price of $9,236,000. The Company recorded $75,807 of costs associated with the private placement as a reduction to Additional Paid in Capital on the Company’s Balance Sheet as of June 30, 2007. In connection with the private placement, Norsk Hydro was granted options to purchase additional shares and warrants.

As of June 30, 2007, the Company had 10,075,140 shares of common stock and no shares of preferred stock outstanding.

NOTE 7.  STOCK BASED COMPENSATION

Stock Option Plan:

The Company’s 2005 Stock Option Plan (the “Option Plan”), as amended, provides for the grant of incentive or non-statutory stock options to the Company’s employees, directors and consultants.  A total of 1,000,000 shares of common stock are reserved for issuance under the Option Plan.  The Board of Directors and the Company’s stockholders approved the plan and its amendments.

The Option Plan is administered by the Compensation Committee of the Board of Directors, which determines the terms of the options, including the exercise price (equal to or greater than fair market value), expiration date, vesting schedule and number of shares.  The term of any incentive stock option granted under the Option Plan may not exceed ten years, or five years for options granted to an optionee owning more than 10% of the Company’s voting stock.  The exercise price of an incentive stock option granted under the Option Plan must be equal to or greater than the fair market value of the shares of the Company’s common stock on the date the option is granted.  An incentive stock option granted to an optionee owning more than 10% of the Company’s voting stock must have an exercise price equal to or greater than 110% of the fair market value of the Company’s common stock on the date the option is granted.  The exercise price of a non-statutory option granted under the Option Plan must be equal to or greater than 85% of the fair market value of the shares of the Company’s common stock on the date the option is granted.

In November 2005, the Company granted options to purchase 408,000 shares of common stock under the Option Plan, all at an exercise price of $0.10 per share.   For the year ended December 31, 2006, an additional 336,000 options were granted, 75,000 options were cancelled and 31,200 options were exercised.  For the six month period ended June 30, 2007, an additional 87,000 options were granted, 8,000 options were canceled and 53,664 options exercised. As of June 30, 2007, there were outstanding options to purchase 663,136 shares of common stock under the Option Plan. As of June 30, 2007,  252,000 shares remained available for future grants under the Option Plan.

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

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in our Statements of Operations.  Stock-based compensation expense recognized in the Statements of Operations for the three and six months ended June 30, 2007 and 2006 and for the period from inception (October 18, 2005) through June 30, 2007 is based on awards ultimately expected to vest and it has been reduced for estimated forfeitures.  SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

The weighted average estimated fair value of employee stock options granted for the three months ended June 30, 2007 and 2006 were $4.20 and $2.13 per share, respectively, using the Black-Scholes Model with the following weighted average assumptions:

	For the Three and Six Months Ended June 30
	2007	2006
Expected volatility	90.2%	86.1%
Risk free interest rate	4.62%	4.75%
Expected dividends	—	—
Expected life (in years)	6.1	6.1

We based our estimate of expected volatility on disclosures made by peers.  The expected option term was calculated using the “simplified” method permitted by Staff Accounting Bulletin (SAB) 107. Forfeitures were estimated based on historical employee retention experience among staff of similar position to those granted options in our plan.

Stock based compensation recognized under SFAS 123(R) for the three and six months ended June 30, 2007 and 2006 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

Officers, directors & employees	$60,132	$35,737	$117,909	$58,405
Outside Providers	192,031	65,415	415,606	105,827
	$252,163	$101,152	$533,515	$164,232

Stock-based compensation expense is calculated on a straight-line basis over the vesting periods of the related options. In future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period, as we build company-specific performance history.

As of June 30, 2007, we have approximately $1,346,000 of total compensation cost ($478,000 to officers, directors and employees, and $868,000 to outside providers) related to non-vested awards not yet recognized and expect to recognize these costs over a weighted average period of approximately 3 years.

The following schedule summarizes activity in our stock-option plan (shares in thousands):

	Stock Option Shares	Stock Options Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
OUTSTANDING AT OCTOBER 18, 2005	—	—
Granted	408	$0.10
OUTSTANDING AT DECEMBER 31, 2005	408	0.10
Granted	201	4.25
	100	2.73
	5	2.76
	30	2.71
Exercised	(31)	(.10)
Canceled	(54)	(.10)
	(21)	(4.25)
OUTSTANDING AT DECEMBER 31, 2006	638	$1.83	6.84
Granted	38	2.90
	20	2.51
	16	2.86
	8	7.90
	5	8.82
Exercised	(54)	(.10)
Canceled	(8)	(.10)
OUTSTANDING AT JUNE 30, 2007	663	$2.22	5.57
EXERCISABLE AT JUNE 30, 2007	143	$2.52	4.28

As of June 30, 2007, approximately 446,000 shares were expected to vest in the future at a weighted average exercise price of $2.52.

The following table contains details of our outstanding stock options:

	Options Outstanding			Options Exercisable
	Exercise Price	Number Outstanding (In Thousands)	Weighted Average Exercise Price	Number Exercisable (In Thousands)	Weighted Average Exercise Price

As of June 30, 2007:	$7.90	8	$7.90	—	—
	$8.82	5	$8.82	—	—
	$2.86	38	$2.86	—	—
	$2.51	20	$2.51	—	—
	$2.90	16	$2.90	—	—
	$2.71	30	$2.71	—	—
	$2.73	100	$2.73	—	—
	$2.76	5	$2.76	—	—
	$4.25	180	$4.25	90	$4.25
	$0.10	261	$0.10	48	$0.10

NOTE 8.  RELATED PARTY TRANSACTIONS

Included in General and Administrative Expense for the three months ended June 30, 2007 and 2006 are $199,564, and $271,340, respectively, and during the six months ended June 30, 2007 and 2006 are $431,346 and $451,450, respectively, of costs to ITN for facility sublease costs and administrative support expenses.  Included in Research and Development Expense for the three months ended June 30, 2007 and 2006 are $197,869, and $129,017, respectively, and during the six months ended June 30, 2007 and 2006 are $405,593 and $168,219, respectively, of costs to ITN for research and development contract and manufacturing activity.  Related party payable of $178,251 as of June 30, 2007 represents costs remaining to be paid to ITN for these expenditures and amounts payable to officers and directors for Board of Directors fees and reimbursement of travel expenditures.

Related party revenue disclosed on the Statements of Operations is labor charged by the Company to ITN for research and development activities performed on ITN research and development contracts. The Related party receivable of $115 as of June 30, 2007 represents billings to ITN for this activity not yet paid.

Included in Property and Equipment as of June 30, 2007 is $368,865 of costs to ITN for the construction of manufacturing and research and development equipment.

NOTE 9.  COMMITMENTS

Sublease Agreement:

On November 1, 2005, the Company entered into a sublease agreement with ITN, a greater than five percent stockholder of the Company, to lease office space in Littleton, Colorado. In 2005 and 2006, two Board members of Ascent were partial owners of the Company who leased this office space to ITN.  As of January 1, 2007, they no longer have an investment in the building we are subleasing from ITN.  Future minimum payments due under the sublease as of January 1, 2007 are as follows:

Year ending December 31:
2007	$217,214
2008	$227,896
2009	$227,896
2010	$113,948

The Company also is responsible for payment of pass-through expenses such as property taxes, insurance, water and utilities. Rent expense for the three months ended June 30, 2007 and 2006 was $70,062 and $35,992, respectively, and for the six months ended June 30, 2007 and 2006 was $140,126 and $71,984, respectively.

Patent License Agreements:

In 2006, the Company entered into two non-exclusive patent license agreements. In consideration for the right to license certain inventions, the Company is required to pay annual royalty payments based on net sales of products manufactured using the licensed technology.  If there are no net sales of products manufactured using the licensed technology, then a minimum royalty payment is required. The Company made payments for the annual 2006 minimum royalties due associated with these patent license agreements.  There were no costs for the three and six months ended June 30, 2007 and 2006 related to royalty payments in connection with these patent license agreements.

Manufacturing Equipment:

As of June 30, 2007, the Company entered into approximately $9.1 million of manufacturing equipment purchase agreements and a construction contractor agreement to complete its 1.5MW production line and to make facility modifications. Included in the $9.1 million equipment purchase agreements is a purchase order to ITN for $1.5 million to develop the CIGS deposition and source box that is located inside the CIGS vacuum chamber.

A majority of the manufacturing purchase agreement terms are based on set milestone deliverables such as the Company’s acceptance of design requirements and successful installation and commissioning of the equipment.  Approximately $2.1 million of the manufacturing equipment purchase agreements are in foreign currency; euros and pounds sterling.  The Company records a liability equal to the payment milestone at the time each of these milestones is reached and records a gain or loss resulting from the foreign currency translations (transactions denominated in a currency other than the functional currency of the Company) based on the currency fluctuation from the date the milestone is reached to the date the actual milestone payment is made.    As of June 30, 2007, the Company had made payments of approximately $3.5 million to the manufacturing equipment suppliers related to all the purchase agreements.   For the three and six months ended June 30, 2007 there was no gain or loss on foreign currency recorded as the currency fluctuation from the date the milestone was reached and the date the actual milestone payment was made was immaterial.

In connection with the manufacturing purchase agreements, in February and April 2007, the Company entered into $1,480,000, and $280,000, respectively, irrevocable letters of credit required by two separate manufacturing equipment vendors and reflected as Restricted cash on the Balance Sheet. Terms of the letters of credit are to make payments to the vendor in 2007 during the construction phase and at delivery based on acceptance by the Company.  As of June 30, 2007, the Company had made payments of $555,000.

The Company anticipates that the manufacturing equipment will be delivered and installed during the third and fourth quarters of 2007.

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

Introduction: Ascent Solar is a development stage company that was formed in October 2005 to commercialize certain photovoltaic PV technology developed by ITN for extraterrestrial, terrestrial, and near-space applications. Ascent Solar intends to be the first company to manufacture large, monolithically integrated roll format PV modules in commercial quantities that use a highly efficient thin-film Copper-Indium-Gallium-diSelenide (CIGS) absorbing layer on a flexible high-temperature plastic substrate. We have produced and tested small-scale demonstration samples of our CIGS PV products at the laboratory level, but we have not yet produced any products in commercial quantities nor have we yet received any revenues from the proposed products that we intend to commercialize as our principal business activity. We are presently applying the majority of the $14 million in net proceeds received from an IPO in July 2006 to establish a 500kW/yr per shift (1.5MW) pilot-scale production line.  The production line is currently in development and on schedule to begin operations in the first quarter of 2008.  Performance on the pilot production line will prove out the manufacturing processes, products, and market acceptance to enable us to transition into large full-scale, commercial manufacturing of our CIGS PV products.

Recent Developments

Since our IPO in July 2006, management has principally focused on the following two main areas that are critical to our success:

1. Successful development of our initial 1.5MW production facility; and

2. Management of capital expenditures and establishment of strategic and business relationships.

The majority of the net proceeds from the IPO, or approximately $11 million, are expected to be expended on the capital equipment that will make up the 1.5MW production facility. Managing this capital investment and maintaining the 2007 schedule for completing the production facility represent the company’s most significant financial and operational risks.  In order to manage our financial exposure, the company has entered into strategic relationships with established equipment manufacturers, and the company has placed firm-fixed-price purchase orders for delivery, installation, and check-out of all the major processing equipment. The modifications to the building to accommodate the new equipment are scheduled for completion in early August 2007, and the processing equipment is scheduled for delivery beginning in late August 2007 with the final delivery scheduled for December 2007.  A critical piece of equipment will be the CIGS deposition and source box that is internal to the CIGS deposition system and is used to deliver the CIGS materials in the proper quantities and at the desired rates onto the moving web substrate.  Ascent Solar and ITN are jointly developing this element, and by doing so, the company is able to retain its intellectual property and trade secrets regarding CIGS deposition involving intelligent processing. However, as an in-house development, we are unable to fix the costs as we have with our external equipment suppliers and currently estimate that the cost of this element will be approximately $1.5 million.

In order to effect a quick transition from development to manufacturing once the production facility is completed, the company initiated a rapid prototyping capability in 2007 to emulate the eventual manufacturing processes, material flow, and statistical process controls. The prototyping efforts are utilizing our existing six-inch wide roll-to-roll development equipment in the laboratory to optimize our manufacturing processes in advance of commencing full scale production on the 1.5MW line. We anticipate that this effort should help to identify potential problem areas early in order to accelerate the ramp-up of production once the 1.5MW equipment is in place. The preliminary results of the prototyping activities are encouraging, although there is clearly optimization that is needed to achieve the desired consistency of the thin-film properties, manufacturing processes and performance. We are initially prototyping small, monolithically integrated mini-modules, and we are currently concentrating on repeatability issues and optimization of all processes including the molybdenum processes, CIGS compositions, transparent conducting oxide, and laser patterning methods in order to consistently produce 8% to 9% efficient mini-modules and baseline the end-to-end manufacturing processes with full documentation by the fourth quarter of 2007.

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

In January 2007, ITN successfully transferred approximately $3.5 million in government funded research and development contracts to Ascent Solar including the transfer of key personnel. The contracts represent a current backlog of approximately $1.6 million, and we anticipate that we will be able to sustain on average between $1 million and $3 million of externally funded research and development.

In March 2007, in order to more effectively manage our projected needs in 2007 and 2008, we completed a private placement of securities with Norsk Hydro Produksjon AS (“Norsk Hydro”) in March 2007.  Norsk Hydro is a subsidiary of Norsk Hydro ASA, one of the world’s leading suppliers of energy and aluminum, with approximately 33,000 employees in nearly 40 countries.  Norsk Hydro purchased 1,600,000 shares of our common stock for an aggregate purchase price of $9,236,000.    In connection with the private placement, Norsk Hydro was granted options to purchase additional shares and warrants that were approved at the Company’s annual meeting of shareholders on June 15, 2007.  The approval by the shareholders enables Hydro to immediately purchase up to 23% of the Company’s outstanding Class A and Class B warrants.  As discussed below, in May 2007, the Company announced that it would redeem its outstanding Class A warrants beginning June 25, 2007.  All outstanding Class A warrants that were not exercised before that date are subject to redemption.  If Hydro exercises its option, it will be entitled to purchase shares of common stock in lieu of the Class A warrants it would have obtained in the absence of the redemption.  Beginning in December 2007, Hydro may increase its equity stake to up to 35% by exercising an option to purchase additional shares of common stock and Class B warrants.   If the options are exercised, the purchase prices of the common stock and Class B warrants will be equal to the averages of the closing bids of these securities as reported by Nasdaq in the five consecutive trading days immediately prior to the date of exercise.  Both options to increase ownership expire on June 15, 2009.  Norsk Hydro is a leading supplier of building system products, and its investment in the company sets the stage for a strategic relationship to develop building integrated photovoltaic (BIPV) solutions.

On May 24, 2007, the Company publicly announced that it intended to redeem its outstanding Class A warrants at $0.25 per warrant. The warrant holders had the ability to exercise each warrant for one common share at $6.60 per share. There were 3,290,894 Class A warrants issued in conjunction with the Company’s initial public offering. The exercise period ended June 22, 2007. During the exercise period, 3,098,382 of the Company’s Class A warrants (94.2% of the total outstanding) were exercised for an equal number of shares of common stock, and the Company received $20,449,321 in proceeds from the warrant exercises.

The additional capital received as a result of the Class A warrant conversion and our partnership with Norsk Hydro have enabled us to achieve significant milestones ahead of plan. We are currently conducting pre-manufacturing testing on our roll-to-roll rapid prototyping tools in order to baseline the PV manufacturing processes. This is in preparation for the commencement of manufacturing operations on the 1.5 megawatt (MW) pilot production plant scheduled for completion by year end. The additional capital received will support our pilot plant operations in 2008 and 2009 and also partially support construction of the first of four 25MW scale production lines, the first of which is planned for completion in 2009.

For the six months ended June 30, 2007 our operational burn was approximately $2.3 million.  As of June 30, 2007 approximately $4.3 million has been expended in capital for our 1.5MW manufacturing line, facility modifications, and office and research and development equipment. As of June 30, 2007, our cash position was approximately $34.6 million on hand.  Approximately $7.1 million of this cash is committed toward progress payments to our equipment suppliers on our 1.5MW line and to maintain the development schedule and ensure delivery of our production tools in the third and fourth quarters of 2007.

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

Results of Operations:

Comparison of the Three Months Ended June 30, 2007 and 2006

Certain reclassifications have been made to the 2006 financial information to conform to the 2007 presentation. The Company’s activities to date have substantially consisted of raising capital and research and manufacturing development.

Research and development contract revenue. Our research and development contract revenue was $207,149 for the three months ended June 30, 2007. There was no research and development contract revenue for the three months ended June 30, 2006. A majority of our revenue during the three months ended June 30, 2007 was revenue earned on our government research and development contracts which were novated to the Company from ITN on January 1, 2007.

Related Party Revenue.  Related party revenue was $857 for the three months ended June 30, 2007 compared to related party revenue of $6,797 for the three months ended June 30, 2006. Related party revenue relates to research and development activity performed by the Company’s technical staff for ITN on ITN’s existing government research and development contracts. The Company bills ITN based on their direct costs and at government approved indirect rates.

Research and development expenses. Research and development expenses were $621,732 for the three months ended June 30, 2007 compared to $143,263 for the three months ended June 30, 2006, an increase of $478,469.  Research and development expenses increased due to the novation of government contracts January 1, 2007 and an increase in the number of engineering personnel required in development activities related to our current prototype efforts to optimize our manufacturing processes in advance of commencing full scale production for the 1.5MW line. We expect to incur significant additional research and development expenses in 2007 as engineering personnel are added as we continue to develop and enhance our manufacturing technologies.

General and administrative expenses. General and administrative expenses were $1,309,004 for the three months ended June 30, 2007 compared to $618,003 for the three months ended June 30, 2006, an increase of $691,001. The increase in general and administrative expenses corresponded with our increase in headcount and overall growth over the comparative periods. As a result, salaries, consulting, and other administrative costs increased during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. Included in general and administrative costs was a non-cash transaction for stock-based compensation related to the issuance of the company’s stock options at fair value. Stock-based compensation for the three months ended June 30, 2007 and 2006 was $252,163 and $101,152, respectively. During the remainder of 2007 in conjunction with our manufacturing and business development efforts, we expect to incur increased general and administrative expenses.

Interest expense. Interest expense was $72 for the three months ended June 30, 2007 compared to $288,217 for the three months ended June 30, 2006, a decrease of $288,145. Interest costs in 2006 resulted from interest on the Bridge Loan notes and related Bridge Rights and financing transactions. The Bridge Loan repayment and issuance of the Bridge Rights were made to the investors in July 2006 after the closing of the IPO. The Company has no outstanding debt as of June 30, 2007.

Interest income. Interest income was $261,253 for the three months ended June 30, 2007 compared to $0 for the three months ended June 30, 2006. Interest income primarily represents interest on investments from our IPO, private placement proceeds, and conversion of Class A public warrants.

Net Loss. Our net loss was $1,461,549 for the three months ended June 30, 2007 compared to a loss of $1,042,686 for the three months ended June 30, 2006. The increase in net loss was due primarily to investing in engineering and operating activities and the personnel required to develop our manufacturing process as well as a corresponding increase in general and administrative activity during the three months ended June 30, 2007. Throughout the reminder of 2007, we expect to continue to incur significant expenses related to our prototype activities and bringing our 1.5MW manufacturing line into production.

Results of Operations:

Comparison of the Six Months Ended June 30, 2007 and 2006

Certain reclassifications have been made to the 2006 financial information to conform to the 2007 presentation. The Company’s activities to date have substantially consisted of raising capital and research and manufacturing development.

Research and development contract revenue. Our research and development contract revenue was $415,668 for the six months ended June 30, 2007. There was no research and development contract revenue for the six months ended June 30, 2006. A majority of our revenue during the six months ended June 30, 2007 was revenue earned on our government research & development contracts which were novated to the Company from ITN on January 1, 2007.

Related Party Revenue Related party revenue was $27,519 for the six months ended June 30, 2007 compared to related party revenue of $10,177 for the six months ended June 30, 2006. Related party revenue relates to research and development activity performed by the Company’s technical staff for ITN on ITN’s existing government research and development contracts. The Company bills ITN based on their direct costs and at government approved indirect rates.

Research and development expenses. Research and development expenses were $1,146,748 for the six months ended June 30, 2007 compared to $186,057 for the six months ended June 30, 2006, an increase of $960,691.  Research and development expenses increased due to the novation of government contracts January 1, 2007 and an increase in the number of engineering personnel required in development activities related to our current prototype efforts to optimize our manufacturing processes in advance of commencing full scale production for the 1.5MW line. We expect to incur significant additional research and development expenses in 2007 as engineering personnel are added as we continue to develop and enhance our manufacturing technologies.

General and administrative expenses. General and administrative expenses were $2,537,871 for the six months ended June 30, 2007 compared to $1,081,364 for the six months ended June 30, 2006, an increase of $1,456,507. The increase in general and administrative expenses corresponded with our increase in headcount and overall growth over the comparative periods. As a result, salaries, consulting, and other administrative costs increased during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. Included in general and administrative costs was a non-cash transaction for stock-based compensation related to the issuance of the company’s stock options at fair value. Stock-based compensation for the six months ended June 30, 2007 and 2006 was $533,515 and $164,232, respectively. During the remainder of 2007 in conjunction with our manufacturing and business development efforts, we expect to incur increased general and administrative expenses.

Interest expense. Interest expense was $136 for the six months ended June 30, 2007 compared to $518,956 for the six months ended June 30, 2006, a decrease of $518,820. Interest costs in 2006 resulted from interest on the Bridge Loan notes and related Bridge Rights and financing transactions. The Bridge Loan repayment and issuance of the Bridge Rights were made to the investors in July 2006 after the closing of the IPO. The Company has no outstanding debt as of June 30, 2007.

Interest income. Interest income was $406,551 for the six months ended June 30, 2007 compared to $0 for the three months ended June 30, 2006. Interest income primarily represents interest on investments from our IPO, private placement proceeds, and conversion of Class A warrants.

Net Loss. Our net loss was $2,835,017 for the six months ended June 30, 2007 compared to a loss of $1,776,200 for the six months ended June 30, 2006. The increase in net loss was due primarily to investing in engineering and operating activities and the personnel required to develop our manufacturing process as well as a corresponding increase in general and administrative activity during the six months ended June 30, 2007. Throughout the reminder of 2007, we expect to continue to incur significant expenses related to our prototype activities and bringing our 1.5MW manufacturing line into production.

Liquidity and Capital Resources

From inception to June 2006, we funded our operations from Bridge Loan proceeds of $1,600,000 and the initial capital contribution of approximately $39,000 from our founders. On July 10, 2006, the SEC declared effective the Company’s Registration Statement on Form SB-2 (Reg. No. 333-131216), and we completed our IPO of 3,000,000 units on July 14, 2006. Each unit consisted of one share of common stock, one redeemable Class A public warrant and two non-redeemable Class B public warrants. The managing underwriter of our IPO was Paulson Investment Company, Inc. The IPO price was $5.50 per unit. The gross proceeds of the offering were $16,500,000. Our net proceeds from the offering, after deducting the underwriter’s discount of $1,097,250 and other fees and expenses, aggregated approximately $14,000,000.

In the first six months of 2007, we expended an average of approximately $400,000 a month in operational expenses for pre-manufacturing activities, research and technology development, business development and general corporate expenses.  The $400,000 monthly operational expense is net of monthly research and development revenues from our government contracts of approximately $75,000 and monthly interest income of approximately $70,000 incurred in the first six months of 2007. These monthly operational costs are higher than previously anticipated due to the acceleration of our plans to scale up manufacturing for the broader terrestrial market opportunities and include: (i) the development and production of product prototypes utilizing existing research and development process tools which should allow us to solidify process techniques and qualify product performance in advance of the build out of the manufacturing production line; and (ii) the incurring of additional costs for investor relations, business development and marketing communications support to strengthen our investor relations, support for our anticipated government program activities, and support for implementing our terrestrial market strategies.  We anticipate that this level of operational expenditures will continue to increase through the remainder of 2007 due to additional hiring of personnel to help bring our 1.5MW manufacturing line in full production.

We currently do not have manufacturing capabilities.  The net proceeds from the IPO and the March 2007 Norsk Hydro private placement are being used to build our operational infrastructure and to develop the manufacturing capacity necessary to produce PV products for sale into our target markets. We expect to acquire the remainder of our required capital equipment in 2007 (a calendar of our projected capital outlays appears below). With our 2007 expected capital expenditure requirement for manufacturing and facility modifications of approximately $11.4 million and an additional $400,000 to $450,000 in monthly operational costs, we anticipate that the IPO funds, the $9.2 million in proceeds recently received from the Norsk Hydro private placement, and the $20.5 million proceeds from the conversion of Class A warrants will be sufficient to cover our operational expenditures through 2008 based on currently known factors. Even after we begin production, it is unlikely that our initial sales revenue will be sufficient to immediately support all of our operations and cash requirements.

Our principal business will be to manufacture and sell CIGS PV modules into the terrestrial, extraterrestrial space and near-space markets.  To realize this objective, we intend to use the majority of the net proceeds from the offering to construct a 500 kW per shift (1.5MW annual capacity) production line to fabricate rolls and sheets of thin-film PV modules suitable for these markets and applications.  The cost for this production line consists of the design, building, and testing of our production line, including related non-recurring engineering costs, according to the following development calendar.

The capital outlays shown in this calendar represent estimated and actual costs in connection with our production line and production facility modifications:

Stage of Development	Completion Milestone	Estimated Future Capital Outlay	Actual Capital Outlay
Completion of engineering specifications	3rd QTR 2006	$—	$220,000
Facility and equipment construction:
Progress payments	4th QTR 2006		370,000
Progress payments	1st QTR 2007		1,400,000
Progress payments	2nd QTR 2007		2,300,000
Progress payments	3rd QTR 2007	5,000,000	—
Final payments	4th QTR 2007	1,862,000	—
Plant commissioning	4th QTR 2007	—	—
Production readiness, qualification	1st QTR 2008	200,000	—
Commencement of production	2nd QTR 2008	—	—
Total		$7,062,000	$4,290,000

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

PART II. OTHER INFORMATION

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

(b) Use of Proceeds:

Our initial public offering of units, each unit consisting of one share of common stock, $0.0001 par value, one Class A redeemable public warrant and two Class B non-redeemable public warrants, was affected through a Registration Statement on Form SB-2 (File No. 333-131216) that was declared effective by the Securities and Exchange Commission on July 10, 2006.  The Registration Statement covered the offer and sale of 3,000,000 units for an aggregate offering price of $16,500,000.  Our initial public offering resulted in aggregate net proceeds to us of approximately $14 million, net of

ASCENT SOLAR TECHNOLOGIES, INC.

underwriting discounts, commissions and offering expenses.  As of June 30, 2007, we had applied the net proceeds from the initial public offering as follows:

Amount
Design, building and testing of production line and other non-recurring engineering costs	$5,961,000
Repayment of bridge loans	1,681,000
Business development and product qualifications	965,000
Research and technology development, net of revenues	203,000
General corporate purposes, net of interest income	916,000

Total	$9,726,000

The balance of the proceeds was invested in insured, interest-bearing accounts or short-term investment-grade securities as of June 30, 2007.

Item 4.            Submission of Matters to a Vote of Security Holders

An annual meeting of shareholders was held on June 15, 2007. At the meeting, holders representing approximately 92% of the shares entitled to vote were present in person or by proxy. Shareholders considered and approved the following matters:

1.               To elect Richard Swanson as a Class 1 director to serve for a two-year term expiring in 2009.

For: 6,551,948

Withheld: 27,594

2.               To elect Stanley Gallery and Dr. T.W. Fraser Russell as Class 2 directors, each to serve for a three-year term expiring in 2010.

Stanley Gallery

For: 6,551,593

Withheld: 27,949

Dr. T.W. Fraser Russell

For: 6,552,198

Withheld: 27,344

3.               To approve the options granted to Norsk Hydro Produksjon AS to purchase shares and warrants.

For: 2,332,922

Against: 28,265

Abstain: 1,607,345

4.       To approve an increase to the number of shares reserved for issuance under the Company’s 2005 Stock Option Plan from 750,000 shares to 1,000,000  shares, and to limit the number of shares that may be awarded to individual employees as stock option awards in a single fiscal year to qualify such awards as performance-based compensation under Section 162(m) of the Internal Revenue Code.

For: 3,876,422

Against: 68,545

Abstain: 23,565

 Item 6.           Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description
10.1	Amended and Restated 2005 Stock Option Plan and Form of Stock Option Agreement (Approved by Board of Directors on April 16, 2007; Adopted by Stockholders on June 15, 2007).

10.2	Employment Agreement with Mohan S. Misra (incorporated by reference to Exhibit 10.1 to our current report on form 8-K filed April 27, 2007).

10.3	Employment Agreement with Ashustosh Misra (incorporated by reference to Exhibit 10.2 to our current report on form 8-K filed April 27, 2007).

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASCENT SOLAR TECHNOLOGIES, INC.

Date: July 30, 2007	By:	/s/ MATTHEW FOSTER
Matthew Foster
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 30, 2007	By:	/s/ JANET L. CASTEEL
Janet L. Casteel
Chief Accounting Officer
(Principal Financial and Accounting Officer)