Form 10QSB
period 2007-09-30
Ascent Solar Technologies, Inc.
filed 2007-11-13
CIK 1350102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File No. 001-32919

Ascent Solar Technologies, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	20-3672603
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

At November 1, 2007, 11,283,651 shares of the registrant’s Common Stock, par value $0.0001 per share, were outstanding.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

ASCENT SOLAR TECHNOLOGIES, INC.

Quarterly Report on Form 10-QSB

Quarterly Period Ended September 30, 2007

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheet September 30, 2007

Statements of Operations - For the three and six months ended September 30, 2007 and 2006 and for the period from inception (October 18, 2005) through September 30, 2007

Statements of Stockholders’ Equity - For the period from inception (October 18, 2005) through December 31, 2006 and for the nine months ended September 30, 2007

Statements of Cash Flows - For the nine months ended September 30, 2007 and 2006 and for the period from inception (October 18, 2005) through September 30, 2007

Notes to Financial Statements

Item 2. Management’s Discussion and Analysis or Plan of Operation

Item 3. Controls and Procedures

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of proceeds

Item 6. Exhibits

SIGNATURES

ASCENT SOLAR TECHNOLOGIES, INC.

(A Development Stage Company as Defined by SFAS No. 7)

BALANCE SHEET

(Unaudited)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

September 30, 2007
ASSETS
Current Assets:
Cash	$1,546,355
Restricted cash	465,000
Short term investments	40,545,223
Accounts receivables	164,819
Related party receivable	124
Other current assets	334,101
Total current assets	43,055,622

Property & Equipment at Cost:	1,635,449
Less accumulated depreciation	(57,175)
1,578,274
Other Assets
Deposits on manufacturing equipment	4,976,716
Patents	65,065
5,041,781

Total Assets	$49,675,677
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$522,246
Related party payable	202,720
Accrued expenses	328,064
Total current liabilities	1,053,030

Deferred Rent	17,494

Commitments and Contingencies (Note 9)

Stockholders’ Equity:
Preferred Stock, $0.0001 par value, 25,000,000 shares authorized, no shares outstanding	—
Common Stock, $0.0001 par value, 75,000,000 shares authorized; 11,160,401 shares outstanding	1,116
Additional Paid in Capital	58,892,598
Deficit accumulated during the development stage	(10,288,561)
Total Stockholders’ Equity	48,605,153

Total Liabilities and Stockholders’ Equity	$49,675,677

See accompanying notes to financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

(A Development Stage Company as Defined by SFAS No. 7)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Period from inception (October 18, 2005) through
	2007	2006	2007	2006	September 30, 2007

Research & Development Revenues
Contract Revenues	$324,064	$—	$739,732	$—	$739,732
Related Party Revenues	—	1,781	27,519	11,958	27,519
Total Revenues	324,064	1,781	767,251	11,958	767,251

Costs and Expenses
Research & Development	760,658	103,505	1,907,407	578,134	2,226,491
General and Administrative	2,147,443	897,520	4,685,313	1,690,312	8,946,026
Total Costs and Expenses	2,908,101	1,001,025	6,592,720	2,268,446	11,172,517

Loss from Operations	(2,584,037)	(999,244)	(5,825,469)	(2,256,488)	(10,405,266)

Other Income/(Expense)
Interest Expense	(270)	(561,687)	(406)	(1,080,644)	(1,083,837)
Interest Income	518,909	100,890	925,460	100,890	1,200,542
	518,639	(460,797)	925,054	(979,754)	116,705

Net Loss	$(2,065,398)	$(1,460,041)	$(4,900,415)	$(3,236,242)	$(10,288,561)

Net Loss Per Share (Basic and diluted)	$(0.19)	$(0.30)	$(0.61)	$(1.12)

Weighted Average Common Shares Outstanding
(Basic and diluted)	10,609,460	4,827,272	8,017,084	2,881,639

See accompanying notes to financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

(Development Stage Company as Defined by SFAS No. 7)

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Period from inception (October 18, 2005) through December 31, 2006 (Audited) and for the

Nine Months Ended September 30, 2007 (Unaudited)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at inception, October 18, 2005	—	—	—	—	—	—	—
Proceeds from sale of common stock (11/05 @ $.04 per share)	972,000	$97	—	—	$38,783	$—	$38,880

Stock Based Compensation:
Founders Stock	—	—	—	—	933,120	—	933,120
Stock Options	—	—	—	—	26,004	—	26,004
Net loss	—	—	—	—	—	(1,207,234)	(1,207,234)
Balance, December 31, 2005	972,000	$97	—	—	$997,907	$(1,207,234)	$(209,230)

Transfer of assets at historical cost (1/06 @ $0.03 per share)	1,028,000	103	—	—	31,097	—	31,200
Proceeds From IPO (7/06 @ $5.50 per unit)	3,000,000	300	—	—	16,499,700	—	16,500,000
IPO Costs	—	—	—	—	(2,392,071)	—	(2,392,071)
Stock issued to Bridge Loan Lenders (7/06 @ $2.75 per share)	290,894	29	—	—	799,971	—	800,000
Exercise of Stock Options (9/06 & 12/06 @ $0.10 per share)	31,200	3	—	—	3,117	—	3,120
Stock Based Compensation-Stock options	—	—	—	—	348,943	—	348,943
Net loss	—	—	—	—	—	(4,180,912)	(4,180,912)
Balance, December 31, 2006	5,322,094	$532	—	—	$16,288,664	$(5,388,146)	$10,901,050

Exercise of Stock Options (1/07, 3/07, 6/07, 8/07 & 9/07 @ $0.10) (8/07, 9/07 @ $4.25) (9/07 @ $2.76)	70,713	7	—	—	35,289	—	35,296
Conversion of Class A Public Warrants at $6.60	3,098,382	310	—	—	20,449,011	—	20,449,321
Redemption of Class A Public Warrants at $0.25 per share	—	—	—	—	(48,128)	—	(48,128)
Conversion of Class B Public Warrants at $11.00 per share	1,000	—	—	—	11,000	—	11,000
Stock Based Compensation-Stock options	—	—	—	—	1,633,361	—	1,633,361
Proceeds from Private Placement:
Common Stock (3/07 @ $5.77 and 8/07 @ $7.198)	2,534,462	254	—	—	15,962,003	—	15,962,257
Class B Public Warrants (8/07 @ $1.91)	—	—			3,754,468	—	3,754,468
Private Placement Costs	—	—	—	—	(75,807)	—	(75,807)
Exercise of Representative’s Warrants (9/07 @ $6.60 per unit)	133,750	13	—	—	882,737	—	882,750
Net loss	—	—	—	—	—	(4,900,415)	(4,900,415)
Balance, September 30, 2007	11,160,401	$1,116	—	—	$58,892,598	$(10,288,561)	$48,605,153

See accompanying notes to financial statements.

 ASCENT SOLAR TECHNOLOGIES, INC.

(A Development Stage Company as Defined by SFAS No. 7)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,		For the Period from inception (October 18, 2005) through
	2007	2006	September 30, 2007
Operating Activities:
Net loss	$(4,900,415)	$(3,236,242)	$(10,288,561)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	44,540	7,538	57,175
Stock based compensation	1,633,361	228,740	2,941,428
Charge off of deferred financing costs to interest expense	—	198,565	198,565
Charge off of bridge loan discount to interest expense	—	800,000	800,000
Changes in operating assets and liabilities:
Accounts receivable	(164,819)	—	(164,819)
Related party receivables	4,316	(20)	(124)
Other current assets	(218,880)	(121,925)	(334,102)
Accounts payable	449,203	68,820	522,247
Related party payable	18,766	277,283	202,720
Deferred rent	7,582	—	17,494
Accrued expenses	206,428	(4,817)	328,063
Net cash used in operating activities	(2,919,918)	(1,782,058)	(5,719,914)

Investing Activities:
Purchases of available-for-sale-securities	(84,822,394)	(15,305,000)	(131,066,844)
Maturities and sales of available for-sale securities	54,162,171	3,340,807	90,521,621
Purchase of equipment	(1,531,805)	(37,925)	(1,629,204)
Deposits on manufacturing equipment	(4,606,716)	—	(4,976,716)
Restricted cash for manufacturing equipment	(465,000)	—	(465,000)
Patent activity costs	(27,497)	(4,520)	(40,108)
Net cash used in investing activities	(37,291,241)	(12,006,638)	(47,656,251)

Financing Activities:
Proceeds from bridge loan financing	—	1,600,000	1,600,000
Repayment of bridge loan financing	—	(1,600,000)	(1,600,000)
Payment of financing costs	—	(171,400)	(198,565)
Payment of IPO & private placement costs	(75,807)	(2,252,115)	(2,467,879)
Proceeds from note	—	—	200,000
Repayment of note	—	(200,000)	(200,000)
Proceeds from sale of stock, class A & B warrants, representative warrants, & exercise of options	41,095,092	16,500,800	57,637,092
Redemption of class A warrants	(48,128)	—	(48,128)
Net cash provided by financing activities	40,971,157	13,877,285	54,922,520

Net Change in Cash and Cash Equivalents	759,998	88,589	1,546,355
Cash and Cash Equivalents at Beginning of Period	786,357	28,059	—
Cash and Cash Equivalents at End of Period	$1,546,355	$116,648	$1,546,355

Supplemental Cash Flow Information:
Cash paid for interest	$406	$84,819	$85,225
Cash paid for income taxes	$—	$—	$—
Non-Cash Transactions:
ITN initial contribution of assets for equity	$—	$31,200	$31,200

See accompanying notes to financial statements.

 ASCENT SOLAR TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

(A Development Stage Company as Defined by SFAS No. 7)

NOTE 1. ORGANIZATION

Ascent Solar Technologies, Inc. (“Ascent” or the “Company”) was incorporated on October 18, 2005 to commercialize certain PV technologies developed by ITN Energy Systems, Inc. (“ITN”), a Colorado corporation dedicated to the development of thin-film, photovoltaic (“PV”), battery and fuel cell technologies. ITN had invested considerable resources in the research and development of Copper-Indium-Gallium-diSelenide (“CIGS”) PV technology. ITN formed Ascent to commercialize this CIGS PV technology, for the extraterrestrial, terrestrial and near-space markets. In January 2006, in exchange for 1,028,000 shares of common stock of Ascent, ITN assigned its CIGS PV technologies and trade secrets and licensed certain proprietary process, control and design technologies to Ascent.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The Company’s activities to date have substantially consisted of raising capital, research and development, and the development of a 1.5MW pilot production plant. Revenues to date have not been significant, and were not generated from the Company’s planned principal operations. Accordingly, the Company is considered to be in the development stage, as defined in Statement of Financial Accounting Standards No. 7 (“SFAS No. 7”), Accounting and Reporting by Development Stage Enterprises.

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

Unaudited Information:  The accompanying interim financial information as of September 30, 2007 and for the three and nine months ended September 30, 2007 and the period from inception (October 18, 2005) through September 30, 2007 was taken from the Company’s books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) that are necessary to properly reflect the financial position of the Company as of September 30, 2007 and the results of operations for the three and nine months ended September 30, 2007 and the period from inception (October 18, 2005) through September 30, 2007 so that the financial statements are not misleading.

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

NOTE 3. RESTRICTED CASH

In February and April 2007, the Company entered into irrevocable letters of credit with the Company’s bank required by two of our manufacturing equipment vendors for a total of $1,760,000. Terms of the letters of credit are to make payments to the vendors in 2007 during the construction phase and at delivery based on acceptance by the Company.  Payments of $555,000 and $740,000 were made to one of the vendors from the letter of credit in May and September 2007, respectively. The letters of credit are held in interest bearing bank accounts and are reflected as Restricted cash on the September 30, 2007 Balance Sheet.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2007:

Computer Equipment	$113,265
Furniture and Fixtures	2,027
R&D Equipment	53,157
Shop/Facility Equipment	3,026
Leasehold Improvements	593,308
Manufacturing Equipment	870,666
1,635,449
Less: Accumulated depreciation	(57,175)
Property and equipment, net	$1,578,274

 Depreciation expense for the three and nine months ended September 30, 2007 was $16,763 and $44,540, respectively. As of September 30, 2007, the Company has made deposits on manufacturing equipment of $4,976,716 which has been reflected on the Balance Sheet as Other Assets. (See Note 9. Commitments; Manufacturing Equipment)

NOTE 5. DEBT

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

In connection with the Bridge Loans, the Company issued rights (“Bridge Rights”) to the Bridge Noteholders. One Bridge Right was issued for every $25,000 loaned. In July 2006, upon completion of the IPO, the holders of Bridge Rights received restricted units. The holder of each Bridge Right received that number of units equal to $25,000 divided by the IPO price of the units of $5.50 for a total of 290,894 units. The units are identical to those offered in Ascent’s IPO and consisted of one share of common stock, one redeemable Class A public warrant and two non-redeemable Class B public warrants. In September 2006, the SEC declared effective the Company’s Registration Statement on Form SB-2 (Reg. No. 333-137008) for the shares and warrants underlying the 290,894 units issued in connection with the Bridge Rights. The Registration Statement on Form SB-2 subsequently was converted to a Registration Statement on Form S-3.

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

The discount for the commission ($160,000) and the Bridge Rights ($800,000) were amortized into interest expense over the life of the loans. In July 2006 with the repayment of the Bridge Loans, the remaining unamortized balance of the discount for commission and Bridge Rights was recognized as interest expense in the Statements of Operations. For the nine months ended September 30, 2006 and the period from inception (October 18, 2005) through September 30, 2007 the Company recorded $960,000 in interest expense related to these discounts.

NOTE 6. STOCKHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 75,000,000 shares of common stock, $0.0001 par value, and 25,000,000 shares of preferred stock, $0.0001 par value. In November 2005, the Company issued 972,000 shares of common stock at a price of $0.04 per share. The Company has recorded for financial statement purposes the 972,000 shares at a fair value of $1.00 per share. The Statements of Stockholders’ Equity reflects compensation expense of $933,120 related to the recording of this stock transaction. In January 2006, in consideration of certain asset transfers, licenses and service agreements (see Note 1), the Company issued 1,028,000 shares of common stock to ITN Energy Systems, Inc.

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

Class A public warrant. On May 24, 2007, the Company publicly announced that it intended to redeem its outstanding Class A public warrants. The Class A public warrants became eligible for redemption by the Company at $0.25 per warrant on April 16, 2007, when the last reported sale price of the Company’s common stock had equaled or exceeded $9.35 for five consecutive trading days. There were 3,290,894 Class A public warrants issued in connection with the Company’s initial public offering, including the warrants issued to the Bridge Noteholders. The Class A public warrants were exercisable at a price of $6.60 per share.

The exercise period ended June 22, 2007. During the exercise period, 3,098,382 Class A public warrants (94.1% of the total outstanding) were exercised for an equal number of shares of common stock, and the Company received $20,449,321 in proceeds from the warrant exercises. At the end of the exercise period, 192,512 Class A public warrants remained outstanding. The Company has set aside funds with its warrant transfer agent to redeem the outstanding warrants for $0.25 per warrant, or a total cost of $48,128. As of September 30, 2007, 9,090 Class A public warrants remain unredeemed.

Class B public warrants The Class B public warrants included in the units became exercisable on August 10, 2006. The exercise price of a Class B public warrant is $11.00. The Class B public warrants expire on July 10, 2011. The Company does not have the right to redeem the Class B public warrants. As of September 30, 2007, 8,680,228 Class B public warrants were outstanding.

Representative’s Warrants Representative’s warrants to purchase units at $6.60 were issued to underwriters of the Company’s initial public offering in July 2006. A unit consists of one share of common stock, one Class A redeemable warrant and two Class B non-redeemable warrants. The warrants expire on July 10, 2011. Upon exercise of the representative’s warrants, holders will be forced to choose whether to exercise the underlying Class A warrants or hold them for redemption. As noted above, on June 25, 2007, any Class A warrants then outstanding expired and became redeemable.

Representative’s warrants to purchase 66,875 units have been exercised as of September 30, 2007, as have the 66,875 underlying Class A warrants. To the extent that holders of representative’s warrants are entitled to receive Class A warrants upon exercise of the representative’s warrants, those warrants will be immediately subject to call for redemption at $0.25 per warrant. The holders will then have to decide whether to exercise their Class A warrants or hold them for redemption. As of September 30, 2007, 233,125 representative’s warrants remained unexercised.

Private Placement of Securities:  We completed a private placement of securities with Norsk Hydro Produksjon AS (“Hydro”) in March 2007. Hydro is a subsidiary of Norsk Hyrdro ASA, one of the world’s leading suppliers of energy and aluminum. Hydro purchased 1,600,000 shares of our common stock (representing 23% of our outstanding common stock post transaction) for an aggregate purchase price of $9,236,000. The Company recorded $75,807 of costs associated with the private placement as a reduction to Additional Paid in Capital on the Company’s Balance Sheet as of September 30, 2007. In connection with the private placement, Hydro was granted options to purchase additional shares and warrants.

In August 2007 Hydro acquired an additional 934,462 shares of Ascent Solar common stock and 1,965,690 Class B warrants through the exercise of an option previously granted to Hydro and approved by Ascent Solar’s shareholders in June 2007. Gross proceeds to the company from the follow on investment was $10.48 million, and reflected per share and per warrant purchase prices equal to the average of the closing bids of each security, as reported by Nasdaq, for the five consecutive trading days preceding exercise.

After acquiring these additional shares, Hydro again held 23% of the total outstanding common shares, after its holdings were diluted as the result of the redemption of Class A public warrants. Hydro also acquired 23% of outstanding Class B warrants. Pursuant to another option that was approved by Ascent Solar’s shareholders, beginning December 13, 2007, Hydro will have the opportunity to purchase additional shares and Class B warrants so that it will hold up to 35% of each class of security.

As of September 30, 2007, the Company had 11,160,401 shares of common stock and no shares of preferred stock outstanding.

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

Stock Based Compensation: The Option Plan is administered by the Compensation Committee of the Board of Directors, which determines the terms of the options, including the exercise price (equal to or greater than fair market value), expiration date, vesting schedule and number of shares. The term of any incentive stock option granted under the Option Plan may not exceed ten years, or five years for options granted to an optionee owning more than 10% of the Company’s voting stock. The exercise price of an incentive stock option granted under the Option Plan must be equal to or greater than the fair market value of the shares of the Company’s common stock on the date the option is granted. An incentive stock option granted to an optionee owning more than 10% of the Company’s voting stock must have an exercise price equal to or greater than 110% of the fair market value of the Company’s common stock on the date the option is granted. The exercise price of a non-statutory option granted under the Option Plan must be equal to or greater than 85% of the fair market value of the shares of the Company’s common stock on the date the option is granted.

In November 2005, the Company granted options to purchase 408,000 shares of common stock under the Option Plan, all at an exercise price of $0.10 per share. For the year ended December 31, 2006, an additional 336,000 options were granted, 75,000 options were cancelled and 31,200 options were exercised. For the nine month period ended September 30, 2007, an additional 107,000 options were granted, 8,000 options were canceled and 70,713 options exercised. As of September 30, 2007, there were outstanding options to purchase 666,087 shares of common stock under the Option Plan. As of September 30, 2007, approximately 232,000 shares remained available for future grants under the Option Plan.

The Company accounts for share-based payments under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, officers and directors and consultants, including employee stock options based on estimated fair values.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in our Statements of Operations. Stock-based compensation expense recognized in the Statements of Operations for the three and nine months ended September 30, 2007 and 2006 and for the period from inception (October 18, 2005) through September 30, 2007 is based on awards ultimately expected to vest and it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

The weighted average estimated fair value of employee stock options granted for the nine months ended September 30, 2007 and 2006 were $4.49 and $3.73 per share, respectively, using the Black-Scholes Model with the following weighted average assumptions:

	For the Three and Nine Months Ended September 30
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

Stock-based compensation recognized under SFAS 123(R) for the three and nine months ended September 30, 2007 and 2006 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006

Officers, directors & employees	$173,870	$50,249	$291,779	$108,654
Outside providers	925,976	14,260	1,341,582	120,086
	$1,099,846	$64,509	$1,633,361	$228,740

Stock-based compensation expense is calculated on a straight-line basis over the vesting periods of the related options. In future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period, as we build company-specific performance history.

As of September 30, 2007, we have approximately $1,536,000 of total compensation cost ($183,000 to officers, directors and employees, and $1,353,000 to outside providers) related to non-vested awards not yet recognized and expect to recognize these costs over a weighted average period of approximately 3 years.

The following schedule summarizes activity in our stock-option plan (shares in thousands):

	Stock Option Shares	Stock Options Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
OUTSTANDING AT OCTOBER 18, 2005	—	$—
Granted	408	0.10
OUTSTANDING AT DECEMBER 31, 2005	408	$0.10
Granted	336	3.64
Exercised	(31)	(.10)
Canceled	(75)	(1.26)
OUTSTANDING AT DECEMBER 31, 2006	638	$1.83	6.84
Granted	107	4.49
Exercised	(71)	(.50)
Canceled	(8)	(.10)
OUTSTANDING AT SEPTEMBER 30, 2007	666	$2.42	4.62
EXERCISABLE AT SEPTEMBER 30, 2007	209	$4.10	3.58

As of September 30, 2007, approximately 382,000 shares were expected to vest in the future at a weighted average exercise price of $4.10.

The following table contains details of our outstanding stock options as of September 30, 2007:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(In Thousands)		(In Thousands)

$ 0.10	251	$0.10	38	$0.10
$ 2.51 - $ 4.25	382	$3.43	151	$3.80
$ 7.90 - $ 8.82	33	$8.30	20	$8.33

NOTE 8. RELATED PARTY TRANSACTIONS

Included in General and Administrative Expenses for the three months ended September 30, 2007 and 2006 are $261,800, and $333,243, respectively, and during the nine months ended September 30, 2007 and 2006 are $693,146 and $784,696, respectively, of costs to ITN for facility sublease costs and administrative support expenses. Included in Research and Development Expenses for the three months ended September 30, 2007 and 2006 are $278,904, and $115,988, respectively, and during the nine months ended September 30, 2007 and 2006 are $684,496 and $284,204, respectively, of costs to ITN for research and development contract and manufacturing activity. Related party payable of $202,720 as of September 30, 2007 represents costs remaining to be paid to ITN for these expenditures and amounts payable to officers and directors for Board of Directors fees and reimbursement of travel expenditures.

Related Party Revenues disclosed on the Statements of Operations are labor charged by the Company to ITN for research and development activities performed on ITN research and development contracts. The Related party receivable of $124 as of September 30, 2007 represents billings to ITN for this activity not yet paid.

Included in Property and Equipment as of September 30, 2007 is $832,425 of costs to ITN for the construction of manufacturing and research and development equipment.

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

The Company also is responsible for payment of pass-through expenses such as property taxes, insurance, water and utilities. Rent expense for the three months ended September 30, 2007 and 2006 was $75,403 and $35,992, respectively, and for the nine months ended September 30, 2007 and 2006 was $215,530 and $107,975, respectively.

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

Manufacturing Equipment: As of September 30, 2007, the Company entered into approximately $12.0 million of manufacturing equipment purchase agreements and a construction contractor agreement to complete its 1.5MW production line and to make facility modifications. Included in the $12.0 million equipment purchase agreements is a purchase order to ITN for $1.5 million to develop the CIGS deposition and source box that is located inside the CIGS vacuum chamber.

A majority of the manufacturing purchase agreement terms are based on set milestone deliverables such as the Company’s acceptance of design requirements and successful installation and commissioning of the equipment. Approximately 2.1 million of the manufacturing equipment purchase agreements are in foreign currency; euros and pounds sterling. The Company records a liability equal to the payment milestone at the time each of these milestones is reached and records a gain or loss resulting from the foreign currency translations (transactions denominated in a currency other than the functional currency of the Company) based on the currency fluctuation from the date the milestone is reached to the date the actual milestone payment is made. As of September 30, 2007, the Company had made payments of approximately $5.0 million to the manufacturing equipment suppliers related to all the purchase agreements. For the three and nine months ended September 30, 2007 there were no gains or losses on foreign currency recorded as the currency fluctuation from the dates the milestones were reached and the dates the actual milestone payments were made were immaterial.

In connection with the manufacturing purchase agreements, in February and April 2007, the Company entered into $1,480,000, and $280,000, respectively, irrevocable letters of credit required by two separate manufacturing equipment vendors and reflected as Restricted cash on the Balance Sheet. Terms of the letters of credit are to make payments to the vendor in 2007 during the construction phase and at delivery based on acceptance by the Company. As of September 30, 2007, the Company had made payments of $1,295,000.

The Company anticipates that the manufacturing equipment will be delivered and installed by then end of 2007.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes to those financial statements appearing elsewhere in this Form 10-QSB. This discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance. As a result of many factors, our actual results may differ materially from those anticipated in these forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Introduction:

Ascent Solar is a development stage company that was formed in October 2005 to commercialize certain photovoltaic PV technology developed by ITN for extraterrestrial, terrestrial, and near-space applications. Ascent Solar intends to be the first company to manufacture large, monolithically integrated roll format PV modules in commercial quantities that use a highly efficient thin-film Copper-Indium-Gallium-diSelenide (CIGS) absorbing layer on a flexible high-temperature plastic substrate. We have produced and tested small-scale demonstration samples of our CIGS PV products at the laboratory level, but we have not yet produced any products in commercial quantities nor have we yet received any revenues from the proposed products that we intend to commercialize as our principal business activity. We are presently applying the majority of the $14 million in net proceeds received from an IPO in July 2006 to establish a 500kW/yr per shift (1.5MW) pilot-scale production line. The 1.5MW production line is currently in development, and we expect to begin initial operations early in 2008. Performance on the pilot production line should prove out the manufacturing processes and product certification, and provide product to support market development that should enable us to transition into large full-scale, commercial manufacturing of our CIGS PV products. Scale-up to the 100MW level and beyond will first involve the successful deployment of the 1.5MW production line in 2008, followed by a planned scale-up to a 25MW production line in 2009. The 25MW scale production line is envisioned to become our manufacturing template for large scale commercial production. Increasing production to 100MW and beyond will then involve deployment of multiple 25MW production lines.

Recent Developments:

Since our IPO in July 2006, management has principally focused on the following four main areas that are critical to our success:

1. Successful development of our initial 1.5MW production facility by Q1 of 2008,

2. Establishment of strategic and business relationships,

3. Management of capital expenditures, and

4. Research and development

The majority of the net proceeds from the IPO, or approximately $12 million, has been budgeted for capital equipment that will make up the 1.5MW production facility. To date, approximately $ 6.7 million has been expended and the remaining $5.3 million is planned to be expended in the fourth quarter 2007 comprising the final progress payments to our equipment suppliers. Managing this capital investment and maintaining the 2007 schedule for completing the production facility represented the company’s most significant near term financial and operational risks. In order to manage our financial exposure, the company entered into strategic relationships with established equipment manufacturers, and the company placed firm-fixed-price purchase orders for the development, delivery, installation, and check-out of all the major processing equipment including commitments for completion by year-end 2007.

1.5 MW Production Plant Build Status:

The major modifications to the building and facilities to accommodate the new equipment were completed in the third quarter of 2007. The production tools and support equipment also remains on schedule for delivery which began in the third quarter 2007 and are planned for completion with the final delivery and installation scheduled for December 2007. Below is a summary of the status of the 1.5MW production line equipment:

Layer/Process	Equipment Description	Current Status
CIGS	Roll to Roll Thermal Evaporation	Installed
Mo	Roll to Roll Sputtering	Delivered/Installation in process
TCO	Roll to Roll Sputtering	In transit
Window Layer	Window Layer Deposition Tool	To be shipped November 2007
Monolithic Integration	Roll to Roll Laser Patterning	To be shipped November 2007

Other tools which include laminators, solar simulators, environmental testing chambers, and characterization and quality control equipment have been previously installed and comprise the remainder of the major 1.5MW production plant equipments. The final installation of all these tools and facility support systems is scheduled for completion by year-end 2007.

Manufacturing Readiness and Rapid Prototyping:

In order to affect a quick transition from development to manufacturing once the 1.5MW production facility is completed, the company initiated a roll-to-roll rapid prototyping capability in 2007 to emulate the eventual manufacturing processes, material flow, and statistical process controls that will be used in the 1.5MW production line. The prototyping efforts are utilizing our existing roll-to-roll development equipment in the laboratory to optimize our manufacturing processes in advance of commencing full scale production on the 1.5MW line. We anticipate that this effort should help to identify potential risk areas early in order to accelerate the ramp-up of production once the 1.5MW equipment is in place. The preliminary results of the prototyping activities are encouraging, although there is clearly optimization that is needed to achieve the desired consistency of the thin-film properties, manufacturing processes and performance. We are initially prototyping small, monolithically integrated modules, and we are currently concentrating on repeatability issues and optimization of all processes including the molybdenum processes, CIGS compositions, window layer processes, transparent conducting oxide processes, and laser patterning methods in order to consistently produce 8% to 9% efficient modules and baseline the end-to-end manufacturing processes with full documentation by the fourth quarter of 2007. As of the end of the third quarter, we have been able to consistently demonstrate device efficiencies ranging from approximately 10% to 12% with excellent uniformity and performance at these levels both across the roll and down its length during the roll-to-roll manufacturing processes. Our prototyping tools allow for a 100 foot long roll to be processed continuously in a manner that closely resembles the production processes envisioned for our 1.5MW plant. We believe that with further optimization of the current CIGS compositions and related processes we may be able to increase the device efficiencies to as high as 14% in production. In addition, our ongoing research and development program is focusing on improvements designed to incorporate tandem junction technologies that we believe may have the potential for achieving 20% efficiencies in the future if successful.

Once the thin-film layers have been deposited on the roll, then converting the thin film roll into finished modules requires laser patterning and printing process steps that are designed to remove some of the active material from the roll. As a result, the module efficiencies for our products, like other solar module products, will always be slightly lower than the device and cell level efficiencies in the roll. Removing the active material during laser scribing has the effect of reducing the module level efficiency in much the same way as silicon solar cell manufacturers lose active surface area and efficiency when going from the cell level and device level efficiencies to the final module level product efficiencies. Currently, with approximately 10% to 12% device efficiencies in the roll, we are able to produce small monolithically integrated modules with module efficiencies demonstrated as high as 7.5% and we are close to reaching our 2007 goal of 8%. We expect that over time as the device level efficiencies in the roll increase to 12%-14% and as we are able to optimize the laser patterning and printing processes we expect that module efficiencies of 10%-11% for our products should be achievable with the current state of the art.

We plan to begin transitioning these manufacturing processes to our 1.5MW production tools in the first quarter of 2008 once the tools have been fully integrated and qualified. The major element of this critical transition process to 1.5MW will be the scale-up of all manufacturing processes to a one third meter wide roll and long duration continuous processing on roll lengths of up to one thousand feet. This is conceptually the same exercise we implemented in 2007 in scaling from laboratory tools to our rapid prototyping tools where we are presently processing one hundred foot long rolls.

1.5MW Manufacturing and Product Qualification:

In the first quarter of 2008 we intend to begin the integration and qualification activities for the 1.5MW production tools. Each tool must be individually qualified and operators trained to operate each tool within the designed control limits that are necessary to produce quality material. Once all tools are performing to the necessary standards independently, we will then begin integrating the entire 1.5MW production line into the process sequence to begin manufacturing modules. We anticipate that this Initial Operating Capability (IOC) will be achieved by the end of the first quarter in 2008. During the second quarter of 2008 we intend to focus on manufacturing optimization to achieve the desired production yields and efficiencies. The principal objectives during 2008 will be to qualify the manufacturing tools and processes, produce product for internal product development, testing and qualification, external product certification testing to gain UL and IEC certification, produce product for current customer applications including demonstrations, testing, certification and sales, and produce product for further market development with new strategic partners and customers. Successful accomplishment of these 2008 objectives should enable increases in manufacturing yield and module efficiencies that should support the commencement of full scale manufacturing at the 1.5MW level. Our principal market focus during 2008 and 2009 will be on developing product relationships with customers whose market channels will support our planned growth to 25MW in 2010.

Market and Product Development:

Navigant Consulting reports indicate that over 98% of the solar industry consists of companies making commodities of either silicon cells or large rigid, heavy glass based modules of a fixed size and power rating. These commodity modules are typically mounted to rooftops by system integrators to ultimately produce electricity. In this type of market, cost becomes one of the few competitive discriminators. We believe that our thin film CIGS technology applied to roll-to-roll manufacturing on flexible plastic substrates will allow us to achieve our goal to become a low cost market leader. By capitalizing on our light weight features that should reduce balance of systems costs and allow for streamlined installations, a lower total systems costs should be achievable and enable us to compete effectively in these commodity markets. Although we currently plan to offer a series of modules for the commodity markets, our principal strategy is to leverage the unique performance characteristics of our products into markets like building integrated photovoltaics (BIPV) that significantly narrow the competitive playing field and offer the potential for higher value-added returns. The competitive playing field is significantly impacted by principal market drivers in the various sectors, and achieving a sustainable competitive advantage is important for sustaining growth. In particular, there are some market sectors like BIPV where flexible PV is a market enabler and rigid modules cannot compete. Very few companies offer flexible PV products in the marketplace today. BIPV is the integration of photovoltaic materials directly into already existing building materials and structures. The BIPV advantage is in adding significant value to the embedded cost in a structure that already exists and already serves a functional purpose like that of a roofing membrane, metal roof, tiles, facades, shading devices, awnings, etc.

A principal focus will be on establishing Ascent Solar as an industry leader in the BIPV market and to grow with this market over time. Our goal is also to establish Ascent Solar as the low cost manufacturer with the highest quality and best performing products in our target markets. Other markets of interest include portable power, electronic integrated PV (EIPV), space and near-space where our flexible platform enjoys distinct competitive advantages and also significantly limits the numbers of viable competitors.

Our targeted pathway to the market will be through the formation of strategic relationships with partners, distributors, system integrators, and original equipment manufacturers (OEM) who are one step up the value chain and who will deal directly with the end-user. With the exception of our commodity module products, which we plan to develop ourselves and sell through distributors and system integrators, all others product applications and product development will be the responsibility of the OEM partner where Ascent Solar becomes the PV material component provider.

We expect that Ascent Solar will be able to provide customers a variety of solutions and product offerings without the manufacturing burdens of new tooling or added labor intensive operations typical of customization and distinctly unique product models. In addition, the manufacturing platform should be flexible enough to be able to support the development of multiple markets and applications simultaneously without impacting the manufacturing flow, tooling, or processes. The manufacturing sequence is to manufacture large individual rolls of PV material that are then subsequently monolithically integrated and finished into product configurations for the various market applications. This should permit an initial investigation and development of multiple markets during 2008 using product from the 1.5 MW production line.

We expect to develop a broader customer base in our target markets during 2008 as our 1.5MW production line begins producing quality materials. With limited material quantities produced with our rapid prototyping line in 2007 we have been able to develop new relationships with a select group of customers in markets that include existing BIPV, new BIPV, EIPV, portable power, and space.

One such customer relationship is with our partner Norsk Hydro Produksjon AS (“Hydro”). In addition to being a strategic investor in Ascent Solar, the Hydro Building Systems (HBS) business unit is a prime example of the relationships we plan to develop with customers to bring new products to the market. HBS is one of the largest building systems manufacturers in the world and we have jointly conceptualized a number of future BIPV products for the market. We recently announced our first product offering planned with HBS which is a new BIPV product called Brise Soleil. In early November 2007, the product concept was showcased by HBS at the BATIMAT building exposition in Paris, France. The product line is a building integrated louvered shading system designed for mounting to exterior walls and is popular currently for reducing air-conditioning costs in large commercial buildings. The BIPV Brise Soliel is envisioned to improve the overall energy efficiency of the building while also generating electricity from the PV. Prototype development will continue during the first and second quarters of 2008 while our 1.5MW production line is being qualified and our products are tested and certified.

Another product application we are currently exploring is a small pocket-sized portable charger for cell-phones, MP3 players, cameras and other similar devices. Our module is pocket-size and is able to produce over 7 volts as a result of our unique ability to monolithically integrate the cells directly into the module.

Other active product development efforts include preliminary investigations and projects with a number of customers who have applications involving roofing membranes, metal roofs, roofing tiles, portable power, and space arrays. We expect our existing project activities and customer relationships and new relationships to develop more fully throughout 2008 once we are able to supply sufficient quantities of material from the 1.5MW production line to support the joint product development and testing activities.

By the end of 2008, we expect to understand better those markets where customer acceptance, competitive advantage, value, and volume will support our planned manufacturing growth to the 25MW level and beyond. At that point, a more narrow focus on the most promising markets germinating in 2008 is envisioned for 2009 as the company begins scaling up manufacturing. Based upon our market and competitive analyses, we envision that the 2008 market development and evaluation will show that our primary market will be existing and new BIPV in the near term. To manage risk and hedge our market approach, we also intend to certify a standard commodity module in 2008. Certification would not only validate performance for our BIPV customers but will also enable us to evaluate the market acceptance of our products for the large volume terrestrial commodity market. Although we anticipate that the BIPV market will support our planned growth well into the future, the commodity module market represents over 98% of the market today and cannot be ignored.

Manufacturing Expansion Plan:

The engineering for our first 25MW line has already commenced and we are planning to procure the production tools throughout 2008. We currently envision that the build out of the first 25MW line and a new manufacturing facility to house several planned 25MW production lines in total should be completed by year-end 2009.

We believe that the principal challenge in our plan to scale from 1.5MW to 25MW is in the transition from a one third meter wide roll to a one meter wide roll. Generally speaking, all other process variables such as speed, thickness, composition should remain unchanged. To manage the risk in this area we plan to develop a one meter wide prototype CIGS deposition tool that should allow us to begin rapid prototyping evaluations and testing of the one meter wide area deposition sources and process control systems in 2008, well in advance of the planned 25MW production line integration at the end of 2009.

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

Results of Operations:

Comparison of the Three Months Ended September 30, 2007 and 2006

Certain reclassifications have been made to the 2006 financial information to conform to the 2007 presentation. The Company’s activities to date have substantially consisted of raising capital, research and manufacturing development.

Research and Development Contract Revenues. Our research and development contract revenues were $324,064 for the three months ended September 30, 2007. There were no research and development contract revenues for the three months ended September 30, 2006. Our revenues during the three months ended September 30, 2007 were revenues earned on our government research and development contracts.

Related Party Revenues. Related party revenues were $-0- for the three months ended September 30, 2007 compared to related party revenues of $1,781 for the three months ended September 30, 2006. Related party revenues relate to research and development activity performed by the Company’s technical staff for ITN on ITN’s existing government research and development contracts. The Company bills ITN based on their direct costs and at government approved indirect rates.

Research and Development Expenses. Research and development expenses were $760,658 for the three months ended September 30, 2007 compared to $103,505 for the three months ended September 30, 2006, an increase of $657,153. Research and development expenses increased due to the novation of government contracts January 1, 2007 and an increase in the number of engineering personnel required in development activities related to our current prototype efforts to optimize our manufacturing processes in advance of commencing full scale production for the 1.5MW line. We expect to incur significant additional research and development expenses in 2007 as engineering personnel are added as we continue to develop and enhance our manufacturing technologies.

General and Administrative Expenses. General and administrative expenses were $2,147,443 for the three months ended September 30, 2007 compared to $897,520 for the three months ended September 30, 2006, an increase of $1,249,923. The increase in general and administrative expenses corresponded with our increase in headcount and overall growth over the comparative periods. As a result, salaries, consulting, and other administrative costs increased during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. Included in general and administrative costs was a non-cash transaction for stock-based compensation related to the issuance of the company’s stock options at fair value. Stock-based compensation for the three months ended September 30, 2007 and 2006 was $1,099,846 and $64,509 respectively, an increase of $1,035,337. The significant increase in stock compensation expense for the three months ended September 30, 2007 compared to the same period in 2006 is due to the requirements of SFAS 123(R) and EITF 96-18 to generally measure share-based compensation to non-employees as vesting occurs. Since the Company’s stock price as of September 30, 2007 has appreciated significantly from September 30, 2006, this requirement has resulted in an increased fair value calculation related to these share-based payments to outside service providers. During the remainder of 2007 in conjunction with our manufacturing and business development efforts, we expect to incur increased general and administrative expenses.

Interest Expense. Interest expense was $270 for the three months ended September 30, 2007 compared to $561,687 for the three months ended September 30, 2006, a decrease of $561,417. Interest costs in 2006 resulted from interest on the Bridge Loan notes and related Bridge Rights and financing transactions. The Bridge Loan repayment and issuance of the Bridge Rights were made to the investors in July 2006 after the closing of the IPO. The Company has no outstanding debt as of September 30, 2007.

Interest Income. Interest income was $518,909 for the three months ended September 30, 2007 compared to $100,890 for the three months ended September 30, 2006. Interest income primarily represents interest on proceeds from our IPO, private placement, and conversion of Class A public warrants.

Net Loss. Our net loss was $2,065,398 for the three months ended September 30, 2007 compared to a loss of $1,460,041 for the three months ended September 30, 2006, an increase net loss of $605,357. This increase can be summarized in variances in significant account activity as follows:

Increase (decrease) to net loss For the three months ended September 30, 2007
Stock compensation expense (non-cash)	$1,035,337
Interest Expense	(561,417)
Interest Income	(418,019)
R&D & G&A Expense (net operations)	549,456
Net increase in Net Loss	$605,357

Results of Operations:

Comparison of the Nine Months Ended September 30, 2007 and 2006

Certain reclassifications have been made to the 2006 financial information to conform to the 2007 presentation. The Company’s activities to date have substantially consisted of raising capital and research and manufacturing development.

Research and Development Contract Revenues. Our research and development contract revenues were $739,732 for the nine months ended September 30, 2007. There were no research and development contract revenues for the nine months ended September 30, 2006. A majority of our revenues during the nine months ended September 30, 2007 were revenues earned on our government research & development contracts,

Related Party Revenues. Related party revenues were $27,519 for the nine months ended September 30, 2007 compared to related party revenues of $11,958 for the nine months ended September 30, 2006. Related party revenues relate to research and development activity performed by the Company’s technical staff for ITN on ITN’s existing government research and development contracts. The Company bills ITN based on their direct costs and at government approved indirect rates.

Research and Development Expenses. Research and development expenses were $1,907,407 for the nine months ended September 30, 2007 compared to $578,134 for the nine months ended September 30, 2006, an increase of $1,329,273. Research and development expenses increased due to the novation of government contracts January 1, 2007 and an increase in the number of engineering personnel required in development activities related to our current prototype efforts to optimize our manufacturing processes in advance of commencing full scale production for the 1.5MW line. We expect to incur significant additional research and development expenses in 2007 as engineering personnel are added as we continue to develop and enhance our manufacturing technologies.

General and Administrative Expenses. General and administrative expenses were $4,685,313 for the nine months ended September 30, 2007 compared to $1,690,312 for the nine months ended September 30, 2006, an increase of $2,995,001. The increase in general and administrative expenses corresponded with our increase in headcount and overall growth over the comparative periods. As a result, salaries, consulting, and other administrative costs increased during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. Included in general and administrative costs was a non-cash transaction for stock-based compensation related to the issuance of the company’s stock options at fair value. Stock-based compensation for the nine months ended September 30, 2007 and 2006 was $1,633,361 and $228,740, respectively, an increase of $1,404,621. The significant increase in stock compensation expense for the nine months ended September 30, 2007 compared to the same period in 2006 is due to the requirements of SFAS 123(R) and EITF 96-18 to generally measure share-based compensation to non-employees as vesting occurs. Since the Company’s stock price as of September 30, 2007 was significantly higher than as of September 30, 2006, this requirement has resulted in an increased fair value calculation related to these share-based payments to outside service providers. During the remainder of 2007 in conjunction with our manufacturing and business development efforts, we expect to incur increased general and administrative expenses.

Interest Expense. Interest expense was $406 for the nine months ended September 30, 2007 compared to $1,080,644 for the nine months ended September 30, 2006, a decrease of $1,080,238. Interest costs in 2006 resulted from interest on the Bridge Loan notes and related Bridge Rights and financing transactions. The Bridge Loan repayment and issuance of the Bridge Rights were made to the investors in July 2006 after the closing of the IPO. The Company has no outstanding debt as of September 30, 2007.

Interest Income. Interest income was $925,460 for the nine months ended September 30, 2007 compared to $100,890 for the nine months ended September 30, 2006. Interest income primarily represents interest on proceeds from our IPO, private placement proceeds, and conversion of Class A warrants.

Net Loss. Our net loss was $4,900,415 for the nine months ended September 30, 2007 compared to a loss of $3,236,242 for the nine months ended September 30, 2006, an increase net loss of $1,664,173. This increase can be summarized in variances in significant account activity as follows:

Increase (decrease) to net loss For the nine months ended September 30, 2007
Stock compensation expense (non-cash)	$1,404,621
Interest Expense ($800,000 non-cash)	(1,080,238)
Interest Income	(824,570)
R&D & G&A Expense (net operations)	2,164,360
Totals	$1,664,173

Liquidity and Capital Resources:

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

For the nine months ended September 30, 2007 our operational burn was approximately $3.2 million. As of September 30, 2007 approximately $6.7 million has been expended in capital for our 1.5MW manufacturing line, facility modifications, and office and research and development equipment. As of September 30, 2007, our cash position was approximately $42.6 million on hand. Approximately $5.3 million of this cash is committed toward progress payments to our equipment suppliers on our 1.5MW line and to maintain the development schedule and ensure delivery of our production tools in the remainder of 2007.

In the first nine months of 2007, we expended an average of $360,000 a month in operational expenses for pre-manufacturing activities, research and technology development, business development and general corporate expenses. Monthly operational expense of $360,000 is net of monthly research and development revenues from our government contracts of approximately $85,000 and monthly interest income of approximately $103,000 incurred in the first nine months of 2007. The net monthly operational expenses has slightly decreased in the current quarter compared to the 2nd quarter of 2007 due to increased interest income from proceeds received on our Class A warrant conversion and Hydro investment. Without the offset of interest income, actual monthly operational costs are higher than previously anticipated due to the acceleration of our plans to scale up manufacturing for the broader terrestrial market opportunities and include: (i) the development and production of product prototypes utilizing existing research and development process tools which should allow us to solidify process techniques and qualify product performance in advance of the build out of the manufacturing production line; and (ii) the incurring of additional costs for investor relations, business development and marketing communications support to strengthen our investor relations, support for our anticipated government program activities, and support for implementing our terrestrial market strategies. We anticipate that our operational expenditures will continue to increase throughout 2008 and 2009 due to additional hiring of personnel to help bring our 1.5MW manufacturing line in full production and initial development of our planned 25MW production line. We currently have 30 full time employees of which 17 are manufacturing personnel. We plan to increase our staff in 2008 to approximately 50-60 people principally in the manufacturing and business development, sales, and marketing disciplines. The net result will be a total projected operational expenditure of approximately $8.6 million for the year including the operational and manufacturing expenditures for developing our products.

We currently do not have manufacturing capabilities. Until we are able to achieve the production capacities of 25MW planned in 2010, it is unlikely that our sales revenue from the 1.5MW production line will be sufficient to support our operations and cash requirements. The net proceeds from the IPO, Hydro private placement and the Class A warrant exercise are being used to build our operational infrastructure and to begin to develop the manufacturing capacity necessary to produce PV products for sale into our target markets. The proceeds are expected to be sufficient to cover our operational expenditures through 2009 based on currently known factors.

We expect to acquire the remainder of our required capital equipment for the 1.5MW line in the 4th quarter 2007. The capital outlays shown in this calendar represent estimated and actual costs in connection with our 1.5MW production line and production facility modifications:

Stage of Development	Completion Milestone	Estimated Future Capital Outlay	Actual Capital Outlay
Completion of engineering specifications	3rd QTR 2006	$	$220,000
Facility and equipment construction:
Progress payments	4th QTR 2006		370,000
Progress payments	1st QTR 2007		1,400,000
Progress payments	2nd QTR 2007		2,300,000
Progress payments	3rd QTR 2007	—	2,400,000
Progress and final payments	4th QTR 2007	5,110,000	—
Equipment installation	4th QTR 2007	—	—
Production readiness, qualification, testing	1st QTR 2008	200,000	—
Initial operating capability	2nd QTR 2008	—	—
Total		$5,310,000	$6,690,000

We will require additional capital for manufacturing equipment purchases by the middle of 2008 to implement our plan to scale up to 25MW of production capacity by 2010.

Item 3.	Controls and Procedures.

Under the supervision and with the participation of the Company’s President and Chief Accounting Officer, the Company’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report as defined in Rule 13a-15(e) or Rule 15(d)-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the President and Chief Accounting Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective and ensure that information required to be disclosed in the Company’s Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to management, including the President and our Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting as of the end of the period covered by this report that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

 (b) Use of Proceeds:

Our initial public offering of units, each unit consisting of one share of common stock, $0.0001 par value, one Class A redeemable public warrant and two Class B non-redeemable public warrants, was affected through a Registration Statement on Form SB-2 (File No. 333-131216) that was declared effective by the Securities and Exchange Commission on July 10, 2006.  The Registration Statement covered the offer and sale of 3,000,000 units for an aggregate offering price of $16,500,000.  Our initial public offering resulted in aggregate net proceeds to us of approximately $14 million, net of underwriting discounts, commissions and offering expenses.  As of September 30, 2007, we had applied the net proceeds from the initial public offering as follows:

Amount
Design, building and testing of production line and other non-recurring engineering costs	$9,251,000
Repayment of bridge loans	1,681,000
Business development and product qualifications	1,162,000
Research and technology development, net of revenues	197,000
General corporate purposes, net of interest income	709,000

Total	$13,000,000

The balance of the proceeds was invested in insured, interest-bearing accounts or short-term investment-grade securities as of September 30, 2007.

Item 6.	Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Accounting Officer Rule 13a-14(a)/15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASCENT SOLAR TECHNOLOGIES, INC.

Date: November 12, 2007	By:	/s/ MATTHEW FOSTER
Matthew Foster
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2007	By:	/s/ JANET L. CASTEEL
Janet L. Casteel
Chief Accounting Officer
(Principal Financial and Accounting Officer)