Form 10-Q
period 2008-03-31
Ascent Solar Technologies, Inc.
filed 2008-04-29
CIK 1350102

Use these links to rapidly review the document
ASCENT SOLAR TECHNOLOGIES, INC. Quarterly Report on Form 10-Q Quarterly Period Ended March 31, 2008 Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or
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

303-285-9885
(Registrant's telephone number including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

        At April 23, 2008, 14,050,102 shares of the registrant's Common Stock, par value $0.0001 per share, were outstanding.

ASCENT SOLAR TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q
Quarterly Period Ended March 31, 2008
Table of Contents

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Balance Sheets—As of March 31, 2008 and December 31, 2007	3
	Condensed Statements of Operations—For the three months ended March 31, 2008 and March 31, 2007 and for the period from inception (October 18, 2005) through March 31, 2008	4
	Condensed Statements of Stockholders' Equity—For the period from inception (October 18, 2005) through March 31, 2008	5
	Condensed Statements of Cash Flows—For the three months ended March 31, 2008 and March 31, 2007 and for the period from inception (October 18, 2005) through March 31, 2008	7
	Notes to Condensed Financial Statements	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4T.	Controls and Procedures	34
PART II—OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of proceeds	35
Item 6.	Exhibits	35
SIGNATURES		39

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

ASCENT SOLAR TECHNOLOGIES, INC.

(A Development Stage Company as Defined by SFAS No. 7)

CONDENSED BALANCE SHEETS

	March 31, 2008 (Unaudited)	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$30,682,269	$580,746
Short term investments	33,065,066	37,120,000
Accounts receivables—Contracts	263,102	204,351
Related party receivable	1,305	—
Other current assets	317,285	349,062

Total current assets	64,329,027	38,254,159
Property & Equipment at Cost:	14,885,208	1,766,294
Less accumulated depreciation and amortization	(380,010)	(115,051)

	14,505,198	1,651,243
Other Assets
Deposits on manufacturing equipment	2,985,835	9,720,309
Patents, net of amortization of $2,558 and $0, respectively	91,850	91,215
Deferred offering costs	314,598	—
Other non-current assets	74,375	100,000

	3,466,658	9,911,524

Total Assets	$82,300,883	$49,816,926

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$459,934	$257,529
Related party payable	206,676	264,797
Accrued expenses	889,485	652,524
Current portion of long-term debt	26,093	—

Total current liabilities	1,582,188	1,174,850
Deferred Rent	18,019	20,021
Long-Term Debt	4,110,382	—
Commitments and Contingencies (Notes 6 & 11)
Stockholders' Equity:
Preferred Stock, $0.0001 par value, 25,000,000 shares authorized, no shares outstanding	—	—
Common Stock, $0.0001 par value, 75,000,000 shares authorized; 14,049,352 and 11,435,901 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	1,405	1,144
Additional Paid in Capital	90,879,145	60,512,476
Deficit accumulated during the development stage	(14,290,256)	(11,891,565)

Total Stockholders' equity	76,590,294	48,622,055

Total Liabilities and Stockholders' Equity	$82,300,883	$49,816,926

The accompanying notes are an integral part of these condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

(A Development Stage Company as Defined by SFAS No. 7)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,		For the Period from inception (October 18, 2005) through March 31, 2008
	2008	2007
Research & Development Revenues	$304,898	$235,181	$1,307,572
Costs and Expenses
Research & Development	1,685,372	759,894	6,351,415
General and Administrative	1,330,750	993,990	10,173,494

Total Costs and Expenses	3,016,122	1,753,884	16,524,909

Loss from Operations	$(2,711,224)	$(1,518,703)	$(15,217,337)
Other Income/(Expense)
Interest Expense	(39,514)	(63)	(1,123,369)
Interest Income	352,047	145,298	2,050,450

	312,533	145,235	927,081
Net Loss	$(2,398,691)	$(1,373,468)	$(14,290,256)

Net Loss Per Share
(Basic and diluted)	$(0.20)	$(0.24)

Weighted Average Common Shares Outstanding
(Basic and diluted)	11,807,789	5,694,561

The accompanying notes are an integral part of these condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

(Development Stage Company as Defined by SFAS No. 7)

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Period from inception (October 18, 2005) through December 31, 2007 (Audited) and for the
Three Months Ended March 31, 2008 (Unaudited)

	Common Stock		Preferred Stock
					Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at inception, October 18, 2005	—	—	—	—	—	—	—
Proceeds from sale of common stock (11/05 @ $.04 per share)	972,000	$97	—	—	$38,783	$—	$38,880
Stock Based Compensation:
Founders Stock	—	—	—	—	933,120	—	933,120
Stock Options	—	—	—	—	26,004	—	26,004
Net loss	—	—	—	—	—	(1,207,234)	(1,207,234)

Balance, December 31, 2005	972,000	$97	—	—	$997,907	$(1,207,234)	$(209,230)

Transfer of assets at historical cost (1/06 @ $0.03 per share)	1,028,000	103	—	—	31,097	—	31,200
Proceeds From IPO (7/06 @ $5.50 per unit)	3,000,000	300	—	—	16,499,700	—	16,500,000
IPO Costs	—	—	—	—	(2,392,071)	—	(2,392,071)
Stock issued to Bridge Loan Lenders (7/06 @ $2.75 per share)	290,894	29	—	—	799,971	—	800,000
Exercise of Stock Options (9/06 & 12/06 @ $0.10 per share)	31,200	3	—	—	3,117	—	3,120
Stock Based Compensation—Stock options	—	—	—	—	348,943	—	348,943
Net loss	—	—	—	—	—	(4,180,912)	(4,180,912)

Balance, December 31, 2006	5,322,094	$532	—	—	$16,288,664	$(5,388,146)	$10,901,050

Exercise of Stock Options (1/07-12/07@ $.10) (7/07-12/07@ $4.25) (9/07-12/07@ $2.51-$2.76)	169,963	17	—	—	346,417	—	346,434
Conversion of Class A Public Warrants at $6.60	3,098,382	310	—	—	20,449,011	—	20,449,321
Redemption of Class A Public Warrants at $0.25 per share	—	—	—	—	(48,128)	—	(48,128)
Conversion of Class B Public Warrants at $11.00 per share	11,000	1	—	—	120,999	—	121,000
Stock Based Compensation—Stock options	—	—	—	—	1,734,879	—	1,734,879
Proceeds from Private Placement:
Common Stock (3/07 @ $5.77 and 8/07 @ $7.198)	2,534,462	254	—	—	15,962,003	—	15,962,257
Class B Public Warrants (8/07 @ $1.91)	—	—			3,754,468	—	3,754,468
Private Placement Costs	—	—	—	—	(75,807)	—	(75,807)
Exercise of Representative's Warrants (9/07-11/07 @ $6.60 per unit)	300,000	30	—	—	1,979,970	—	1,980,000
Net loss	—	—	—	—	—	(6,503,419)	(6,503,419)

Balance, December 31, 2007	11,435,901	$1,144	—	—	$60,512,476	$(11,891,565)	$48,622,055

The accompanying notes are an integral part of these condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

(Development Stage Company as Defined by SFAS No. 7)

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)

For the Period from inception (October 18, 2005) through December 31, 2007 (Audited) and for the
Three Months Ended March 31, 2008 (Unaudited)

	Common Stock		Preferred Stock
					Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2007	11,435,901	$1,144	—	—	$60,512,476	$(11,891,565)	$48,622,055

Exercise of Stock Options (1/08-3/08 @ $0.10, $2.73, $2.90 & $4.25)	99,754	10	—	—	115,084	—	115,094
Conversion of Class B Public Warrants at $11.00 per share	96,800	9	—	—	1,064,791	—	1,064,800
Stock Based Compensation—Stock options	—	—	—	—	171,393	—	171,393
Proceeds from Private Placement:
Common Stock (3/08 @ $9.262)	2,341,897	234	—	—	21,690,416	—	21,690,650
Class B Public Warrants (3/08 @ $3.954)	—	—			6,681,884	—	6,681,884
Exercise of Representative's Warrants (1/08 @ $6.60 per unit)	75,000	8	—	—	494,992	—	495,000
Proceeds from shareholder under Section 16(b)	—	—	—	—	148,109	—	148,109
Net loss	—	—	—	—	—	(2,398,691)	(2,398,691)

Balance, March 31, 2008	14,049,352	$1,405	—	—	$90,879,145	$(14,290,256)	$76,590,294

The accompanying notes are an integral part of these condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

(A Development Stage Company as Defined by SFAS No. 7)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,		For the Period from inception (October 18, 2005) through March 31, 2008
	2008	2007
Operating Activities:
Net loss	$(2,398,691)	$(1,373,468)	$(14,290,256)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	268,142	12,970	383,193
Stock based compensation	171,393	281,352	3,214,339
Charge off of deferred financing costs to interest expense	—	—	198,565
Charge off of bridge loan discount to interest expense	—	—	800,000
Changes in operating assets and liabilities:
Accounts receivable	(58,751)	(199,726)	(263,102)
Related party receivables	(1,305)	(19,554)	(1,305)
Other current assets	31,777	(8,974)	(317,285)
Accounts payable	202,405	140,787	459,934
Related party payable	(58,121)	39,625	206,676
Deferred rent	(2,002)	2,527	18,019
Accrued expenses	236,961	134,486	889,485

Net cash used in operating activities	(1,608,192)	(989,975)	(8,701,737)
Investing Activities:
Purchases of available-for-sale-securities	(46,267,031)	(24,218,316)	(189,627,825)
Maturities and sales of available for-sale securities	50,321,965	19,204,754	156,562,759
Purchase of property and equipment	(5,886,368)	(197,915)	(14,878,964)
Deposits on manufacturing equipment	(398,073)	(1,200,805)	(2,985,835)
Restricted cash for manufacturing equipment	—	(1,480,000)	—
Patent activity costs	(3,193)	(325)	(69,451)

Net cash used in investing activities	(2,232,700)	(7,892,607)	(50,999,316)
Financing Activities:
Proceeds from bridge loan financing	—	—	1,600,000
Repayment of bridge loan financing	—	—	(1,600,000)
Payment of debt financing costs	(75,000)	—	(273,565)
Payment of equity offering costs	(314,598)	(75,269)	(2,782,477)
Proceeds from debt	4,136,475	—	4,336,475
Repayment of debt	—	—	(200,000)
Proceeds from shareholder under Section 16(b)	148,109		148,109
Proceeds from issuance of stock and warrants	30,047,429	9,245,320	89,202,908
Redemption of class A warrants	—	—	(48,128)

Net cash provided by financing activities	33,942,415	9,170,051	90,383,322

Net change in cash and cash equivalents	30,101,523	287,469	30,682,269
Cash and cash equivalents at beginning of period	580,746	786,357	—

Cash and cash equivalents at end of period	$30,682,269	$1,073,826	$30,682,269

Supplemental Cash Flow Information:
Cash paid for interest	$16,435	$63	$101,678

Cash paid for income taxes	$—	$—	$—

Non-Cash Transactions:
ITN initial contribution of assets for equity	$—	$—	$31,200

The accompanying notes are an integral part of these condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

        The accompanying unaudited financial statements, consisting of the condensed balance sheet as of March 31, 2008, the condensed statements of operations for the three months ended March 31, 2008 and 2007 and the condensed statements of cash flows for the three months ended March 31, 2008 and 2007, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed financial statements do not include all of the information and footnotes typically found in the audited financial statements and footnotes thereto included in the Annual Report on Form 10-K of Ascent Solar Technologies, Inc. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included.

        The condensed balance sheet at December 31, 2007 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect

ASCENT SOLAR TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(A Development Stage Company as Defined by SFAS No. 7)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the three months ended March 31, 2008 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

        Unaudited Information:    The accompanying interim financial information as of March 31, 2008 and for the three months ended March 31, 2008 and March 31, 2007 and the period from inception (October 18, 2005) through March 31, 2008 was taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of results of normal recurring accruals) that are necessary to properly reflect the financial position of the Company as of March 31, 2008 and March 31, 2007 and the results of operations for the three months ended March 31, 2008 and the period from inception (October 18, 2005) through March 31, 2008 so that the financial statements are not misleading.

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

        Patents:    To the extent the Company obtains or is awarded patents, patent costs will be amortized on a straight line basis over the legal life, or over their estimated useful lives, whichever is shorter. As of March 31, 2008, the Company had $91,850 of net patent costs of which $33,254 represent costs net of amortization incurred for an awarded patent, and the remaining $58,596 represent costs on patents in process. Amortization expense for the three months ended March 31, 2008 and 2007 were $1,279 and $0, respectively.

ASCENT SOLAR TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(A Development Stage Company as Defined by SFAS No. 7)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Property and Equipment:    Property and equipment are recorded at the original cost to the Company. Assets are being depreciated over estimated useful lives of one to ten years using the straight-line method. Leasehold improvements are depreciated over the shorter of the remainder of the lease's term or the life of the improvements. Upon retirement or disposal, the cost of the asset disposed of and the related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income. Expenditures for repairs and maintenance are expensed as incurred.

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

        Net loss per common share:    Statement of Financial Accounting Standards No. 128, "Earnings Per Share," provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share include no dilution and are computed by dividing income available to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. Common stock equivalents consisting of Class B Warrants, IPO Warrants (representative warrants), and stock options outstanding as of March 31, 2008 of approximately 11.5 million shares, have been omitted from loss per share because they are anti-dilutive. Basic and diluted loss per share was the same in each of the periods ended March 31, 2008 and 2007.

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

        FIN 48, as defined, seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal tax return and its Colorado tax return as "major" tax jurisdictions, as defined. The periods subject to examination for the Company's federal and state tax returns are tax years 2005 through 2006. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company's financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In

ASCENT SOLAR TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(A Development Stage Company as Defined by SFAS No. 7)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

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

        The guidance in SFAS 123(R) is relatively new, and best practices are not well established. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among option valuation models, and this may result in a lack of comparability with other companies that use different models, methods and assumptions. If factors change and the Company employs different assumptions in the application of SFAS 123(R) in future periods, or if the Company decides to use a different valuation model, the compensation expense that the Company records in the future under SFAS 123(R) may differ significantly from what it has recorded in the current period and could materially affect its loss from operations, net loss and net loss per share.

        Reclassifications:    Certain reclassifications have been made to the 2007 financial statements to conform to the 2008 presentation. Such reclassifications had no effect on net loss.

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

ASCENT SOLAR TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(A Development Stage Company as Defined by SFAS No. 7)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Recent accounting pronouncements:    Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements" (SFAS 157). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157", which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

  •
  Level 1—Quoted prices in active markets for identical assets or liabilities.

  •
  Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

  •
  Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

        In accordance with SFAS 157, the following table represents the Company's fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2008:

	Level 1	Level 2	Level 3	Total
Money market funds	$30,386,060	$—	$—	$30,386,060
Municipal Bonds	—	33,065,066	—	33,065,066

	$30,386,060	$33,065,066	$—	$63,451,126

        The adoption of this statement did not have a material impact on the Company's consolidated results of operations and financial condition.

        Effective January 1, 2008, the Company adopted SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to adopt the fair value option under this Statement.

ASCENT SOLAR TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(A Development Stage Company as Defined by SFAS No. 7)

NOTE 3. LIQUIDITY AND CONTINUED OPERATIONS

        As discussed in Note 1, the Company is in the development stage and is currently incurring significant losses from operations. As of March 31, 2008, the Company had $63.7 million in cash and investments of which approximately $760,000 of this cash will be used for final progress payments to its equipment suppliers on its 1.5 MW line and another $1.8 million is committed for a manufacturing research and development tool in conjunction with planned expansion to approximately 30 MW of rated capacity.

        The Company expects its current cash balance to be sufficient to cover its operational expenditures through 2009 based on currently known factors, although it expects that it will need to raise capital in 2008 in order to purchase the production tools necessary to achieve approximately 30 MW of rated capacity by the end of 2009.

        On March 14, 2008, the Company filed a registration statement on Form S-3 with the United States Securities and Exchange Commission for a public offering of common stock (S-3 Offering) to raise capital needed for the 30 MW expansion. The Company capitalizes costs associated with the issuance of stock as they are incurred. Upon issuance of the stock, such issue costs are treated as a reduction of the offering proceeds and accordingly charged to Additional paid in capital. As of March 31, 2008, the Company has incurred approximately $315,000 of costs directly related to the S-3 Offering that are reflected on the March 31, 2008 Condensed Balance Sheet as Other Assets.

NOTE 4. ACCOUNTS RECEIVABLE CONTRACTS

        Effective January 1, 2007, the Company completed the novation, or transfer, of approximately $3.5 million in government funded research and development contracts (R&D Contracts) from ITN. The various contracts are being performed for U.S. government customers that include the Air Force Research Laboratory and the National Aeronautics and Space Administration. In addition to approximately $1.6 million in future revenues to be provided under the transferred contracts, the key scientists, engineers, and process technicians responsible for performing under the transferred contracts were also transferred from ITN to become full-time Ascent employees. In 2007, R&D Contracts of approximately $1.7 million in potential revenue were awarded directly to the Company.

        Accounts receivable consists mainly of billed and unbilled amounts under these R&D Contracts. Management deems all accounts receivable to be collectible.

        The components of accounts receivable as of March 31, 2008 and December 31, 2007 are:

	March 31, 2008	December 31, 2007
Billed receivables	$245,850	$176,168
Unbilled receivables	17,252	28,183

Total	$263,102	$204,351

        Unbilled receivables represent costs incurred but not yet billed, including retainage amounts by the Government on contracts that have not been closed out at the end of the period.

        Provisional Indirect Cost Rates—During 2007 and the first quarter of 2008, the Company billed the government under cost-based R&D Contracts at provisional billing rates which permit the recovery of

ASCENT SOLAR TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(A Development Stage Company as Defined by SFAS No. 7)

NOTE 4. ACCOUNTS RECEIVABLE CONTRACTS (Continued)

indirect costs. These rates are subject to audit on an annual basis by the government agencies' cognizant audit agency. The cost audit will result in the negotiation and determination of the final indirect cost rates. The Company has not been audited and has not received final rate determinations for the year ended December 31, 2007 or the three months ended March 31, 2008. The final rates, if different from the actual, may create an additional receivable or liability. In the opinion of management, re-determination of any cost-based contracts will not have a material effect on the Company's financial position or results of operations.

        Contract Status—The Company has authorized but not completed contracts on which work is in process at March 31, 2008 and December 31, 2007 as follows:

	March 31, 2008	December 31, 2007
Total contract price of initial contract awards, including exercised options and approved change orders (modifications)	$5,228,023	$5,228,023
Completed to date(1)	(3,133,351)	(2,828,453)

Authorized backlog	$2,094,672	$2,399,570

    (1)
    Includes work performed by ITN prior to January 1, 2007.

NOTE 5. PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Computer Equipment	$151,288	$147,943
Furniture and Fixtures	8,268	2,027
R&D Equipment	160,957	150,993
Shop/Facility Equipment	21,867	12,253
Leasehold Improvements	741,737	724,907
Manufacturing Equipment	8,369,823	728,171
Real Property	5,431,268	—

	14,885,208	1,766,294
Less: Accumulated depreciation and amortization	(380,010)	(115,051)

Property and equipment, net	$14,505,198	$1,651,243

        Depreciation and amortization expense for the three months ended March 31, 2008 and 2007 was $264,959 and $12,605, respectively.

NOTE 6. DEPOSITS ON MANUFACTURING EQUIPMENT

        As of March 31, 2008, the Company had entered into approximately $12.0 million of manufacturing equipment purchase agreements and a construction contractor agreement (1.5 MW Purchase Agreements) to complete its 1.5 MW production line and to make facility modifications.

ASCENT SOLAR TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(A Development Stage Company as Defined by SFAS No. 7)

NOTE 6. DEPOSITS ON MANUFACTURING EQUIPMENT (Continued)

Included in the $12.0 million 1.5 MW Purchase Agreements is a purchase order to ITN for $1.5 million to develop the CIGS deposition and source box that is located inside the CIGS vacuum chamber. As of March 31, 2008, approximately $11.2 million has been capitalized in Property & Equipment and Deposits on manufacturing equipment on the Condensed Balance Sheet and approximately $760,000 remains as commitments under the 1.5 MW Purchase Agreements.

        A majority of the 1.5 MW Purchase Agreements terms are based on set milestone deliverables, such as the Company's acceptance of design requirements and successful installation and commissioning of the equipment. Approximately $3.7 million of the 1.5 MW Purchase Agreements are denominated in euros and pounds sterling. The Company records a liability equal to the payment milestone at the time each of these milestones is reached and records a gain or loss resulting from the foreign currency translations (transactions denominated in a currency other than the functional currency of the Company) based on the currency fluctuation from the date the milestone is reached to the date the actual milestone payment is made. For the three months ended March 31, 2008 and 2007, there were no gains or losses on foreign currency recorded as the currency fluctuation from the dates the milestones were reached and the dates the actual milestone payments were made were immaterial.

        Additional purchase agreements of approximately $2.2 million have been entered into for manufacturing research and development tools for the Company's planned expansion to approximately 30 MW of rated capacity. As of March 31, 2008, the Company had made down payments on these additional purchase agreements of approximately $391,000 and has remaining commitments as of March 31, 2008 of approximately $1.8 million. Subsequent to March 31, 2008, the Company has entered into purchase commitments for manufacturing equipment for their 30 MW production line of approximately $860,000.

        As of March 31, 2008, approximately $3.0 million was reflected on the Balance Sheet as Deposits on manufacturing equipment in Other Assets and consisted of payments made related to the 1.5 MW Purchase Agreements and additional purchase agreements for manufacturing research and development tools for the planned expansion and product development. As of December 31, 2007, approximately $9.7 million was reflected on the Balance Sheet as Deposits on manufacturing equipment. As of March 31, 2008, approximately $7.1 million of the 1.5 MW Purchase Agreements were completed and are now reflected as Property and Equipment on the Condensed Balance Sheet.

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

ASCENT SOLAR TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(A Development Stage Company as Defined by SFAS No. 7)

NOTE 7. DEBT (Continued)

received that number of units equal to $25,000 divided by the IPO price of the units of $5.50 for a total of 290,894 units. The units are identical to those offered in Ascent's IPO and consisted of one share of common stock, one redeemable Class A public warrant and two non-redeemable Class B warrants. In September 2006, the SEC declared effective the Company's Registration Statement on Form SB-2 (Reg. No. 333-137008) for the shares and warrants underlying the 290,894 units issued in connection with the Bridge Rights. The Registration Statement on Form SB-2 subsequently was converted to a Registration Statement on Form S-3.

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

        The discount for the commission ($160,000) and the Bridge Rights ($800,000) were amortized into interest expense over the life of the loans. In July 2006 with the repayment of the Bridge Loans, the remaining unamortized balance of the discount for commission and Bridge Rights was recognized as interest expense in the Statements of Operations. For the year ended December 31, 2006 and the period from inception (October 18, 2005) through March 31, 2008, the Company recorded $960,000 in interest expense related to these discounts.

        On February 8, 2008, the Company acquired an approximately 120,000 square foot manufacturing and office facility in Thornton, Colorado, for approximately $5.5 million. The purchase was financed by a promissory note, deed of trust and construction loan agreement with the Colorado Housing and Finance Authority (CHFA), which provide the Company borrowing availability of up to $7.5 million for the building and building improvements. The Company paid approximately $1.3 million in cash and was advanced approximately $4.2 million from CHFA to fund the initial acquisition of the property. The construction loan terms are to pay interest only at 6.6% on the drawn principal amount until January 1, 2009, at which time the construction loan will be refinanced by a permanent loan. The permanent loan will have an interest rate of 6.6% and the principal will be amortized over a period of approximately 19 years and 1 month consistent with a maturity date 20 years after the incurrence of the construction loan on February 8, 2008. The terms of the permanent loan are specified in a CHFA Construction and Permanent Loan Commitment dated January 16, 2008. The Company expects to incur in 2008 and 2009 approximately $5 to $7 million in building improvements, of which $3.3 million will be funded in 2008 through advancements on the construction loan with CHFA. In connection with the deed of trust, until the loan is repaid and all of the Company's secured obligations performed in full, the Company may not among other things, without CHFA's prior written consent: create or incur indebtedness except for obligations created or incurred in the ordinary course of business; merge or consolidate with any other entity; or make loans or advances to its officers, shareholders, directors or employees. The outstanding balance of the construction loan was $4,136,475 as of March 31, 2008.

ASCENT SOLAR TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(A Development Stage Company as Defined by SFAS No. 7)

NOTE 8. STOCKHOLDERS' EQUITY

        The Company authorized capital stock consists of 75,000,000 shares of common stock, $0.0001 par value, and 25,000,000 shares of preferred stock, $0.0001 par value. In November 2005, the Company issued 972,000 shares of common stock at a price of $0.04 per share. The Company has recorded for financial statement purposes the 972,000 shares at a fair value of $1.00 per share. The Statements of Stockholders' Equity reflect compensation expense of $933,120 related to the recording of this stock transaction. In January 2006, in consideration of certain asset transfers, licenses and service agreements, the Company issued 1,028,000 shares of common stock to ITN Energy Systems, Inc.

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

        The exercise period ended June 22, 2007. During the exercise period, 3,098,382 Class A warrants (94.1% of the total outstanding) were exercised for an equal number of shares of common stock, and the Company received $20,449,321 in proceeds from the warrant exercises. At the end of the exercise period, 192,512 Class A warrants remained outstanding. The Company has set aside funds with its warrant transfer agent to redeem the outstanding warrants for $0.25 per warrant, or a total cost of $48,128. As of March 31, 2008, 9,090 Class A warrants remain unredeemed.

        Class B warrants.    The Class B warrants included in the units became exercisable on August 10, 2006. The exercise price of a Class B public warrant is $11.00. The Class B warrants expire on July 10, 2011. The Company does not have the right to redeem the Class B warrants. During the three months ended March 31, 2008 and the year ended December 31, 2007, 96,800 and 11,000 Class B warrants were exercised resulting in proceeds to the Company of approximately $1,065,000 and $121,000, respectively. As of March 31, 2008, 10,504,583 Class B warrants were outstanding.

        IPO warrants.    Warrants to purchase 300,000 units at $6.60 were issued to underwriters of the Company's initial public offering in July 2006 (representative's warrants). A unit consists of one share

ASCENT SOLAR TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

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

        Representative's warrants to purchase 150,000 units have been exercised as of December 31, 2007, as have the 150,000 underlying Class A warrants resulting in an issuance of 300,000 shares of common stock and 300,000 Class B warrants for total proceeds to the Company of $1.98 million. During the three months ended March 31, 2008 an additional 37,500 units have been exercised, as have the 37,500 underlying Class A warrants resulting in an issuance of 75,000 shares of common stock and 75,000 Class B warrants for total proceeds to the Company of $495,000. To the extent that holders of representative's warrants are entitled to receive Class A warrants upon exercise of the representative's warrants, those warrants will be immediately subject to call for redemption at $0.25 per warrant. The holders will then have to decide whether to exercise their Class A warrants or hold them for redemption. As of March 31, 2008, 112,500 representative's warrants remained unexercised.

        Private Placement of Securities:    The Company completed a private placement of securities with Norsk Hydro Produksjon AS (Hydro) in March 2007. Hydro is a subsidiary of Norsk Hydro ASA. Hydro purchased 1,600,000 shares of the Company's common stock (representing 23% of the Company's outstanding common stock post transaction) for an aggregate purchase price of $9,236,000. The Company recorded $75,807 of costs associated with the private placement as a reduction to Additional Paid in Capital on the Company's Condensed Balance Sheet. In connection with the private placement, Hydro was granted options to purchase additional shares and warrants.

        In August 2007, Hydro acquired an additional 934,462 shares of the Company's common stock and 1,965,690 Class B warrants through the exercise of an option previously granted to Hydro and approved by Ascent's stockholders in June 2007. Gross proceeds to the Company were $10.48 million, and reflected per share and per warrant purchase prices were equal to the average of the closing bids of each security, as reported by Nasdaq, for the five consecutive trading days preceding exercise. After acquiring these additional shares, Hydro again held 23% of the total outstanding common shares, after its holdings were diluted as the result of the redemption of Class A warrants and now owns 23% of total outstanding Class B warrants. Pursuant to a second option that was approved by Ascent's stockholders in June 2007, beginning December 13, 2007, Hydro had the opportunity to purchase additional shares and Class B warrants so that it will hold up to 35% of each class of security.

        In March 2008, Hydro acquired an additional 2,341,897 shares of the Company's common stock and 1,689,905 Class B warrants through the exercise of the second option previously granted to Hydro and approved by Ascent's stockholders in June 2007. Gross proceeds to the Company were $28.4 million, and reflected per share and per warrant purchase prices were equal to the average of the closing bids of each security, as reported by Nasdaq, for the five consecutive trading days preceding exercise. After acquiring these additional shares, Hydro held approximately 35% of the total outstanding common shares, after its holdings were diluted as the result of the redemption of Class A warrants and now owns approximately 35% of total outstanding Class B warrants. Until June 15, 2009, the second option entitles Hydro to purchase from us additional restricted shares of common stock and Class B warrants to maintain its ownership of up to 35% of our issued and outstanding common stock and Class B warrants.

ASCENT SOLAR TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(A Development Stage Company as Defined by SFAS No. 7)

NOTE 8. STOCKHOLDERS' EQUITY (Continued)

        Other Proceeds:    During the three months ended March 31, 2008, the Company received proceeds from a greater than 10% shareholder equal to the profits realized on the sale of the Company's stock that was purchased and sold within a six month or less time frame. Under Section 16(b) of the Securities and Exchange Act, the profit realized from this transaction by the greater than 10% shareholder must be disgorged to the Company under certain circumstances. The Company has recorded the proceeds received on this transaction of $148,109 as Additional paid in capital and is reflected on the Condensed Statement of Stockholders' Equity.

        As of March 31, 2008, the Company had 14,049,352 shares of common stock and no shares of preferred stock outstanding.

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

        Stock Based Compensation:    The Company accounts for share-based payments under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, officers and directors and consultants, including employee stock options based on estimated fair values. Stock-based compensation expense recognized in the Statements of Operations for the three months ended March 31, 2008 and 2007 and for the period from inception (October 18, 2005) through March 31, 2008 is based on awards ultimately expected to vest and it has been reduced for estimated forfeitures.

        There were no options granted for the three months ended March 31, 2008, however, 40,000 shares of restricted stock were awarded on March 31, 2008 which vest over approximately three years. The weighted average estimated fair value of employee stock options granted for the three months

ASCENT SOLAR TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(A Development Stage Company as Defined by SFAS No. 7)

NOTE 9. STOCK BASED COMPENSATION (Continued)

ended March 31, 2007 was $3.95 per share. Fair value was calculated using the Black-Scholes Model with the following weighted average assumptions:

	For the Three Months Ended March 31,
	2008	2007
Expected volatility	n/a	90.2%
Risk free interest rate	n/a	4.62%
Expected dividends	n/a	—
Expected life (in years)	n/a	6.1

        The Company based its estimate of expected volatility on disclosures made by peers. The expected option term was calculated using the "simplified" method permitted by Staff Accounting Bulletin (SAB) 110. Forfeitures were estimated based on historical employee retention experience among staff of similar position to those granted options in the plan. Stock-based compensation expense recognized for the three months ended March 31, 2008 and 2007 were as follows:

	For the Three Months Ended March 31,
	2008	2007
Officers, directors & employees	$365,778	$57,777
Outside providers	(194,385)	223,575

	$171,393	$281,352

        Stock-based compensation expense is calculated on a straight-line basis over the vesting periods of the related options. In future periods, the compensation expense that the Company records under SFAS 123(R) may differ significantly from what the Company recorded in the current period, as the Company builds company-specific performance history.

        The decrease in the Outside providers stock compensation expense for the three months ended March 31, 2008 is primarily due to the requirements of SFAS 123(R) and EITF 96-18 to generally measure stock-based compensation to outside providers as vesting occurs and for unvested shares at the balance sheet date. Because the Company's stock price as of March 31, 2008 was significantly lower than as of December 31, 2007, the previous measurement date, this resulted in a decreased fair value calculation related to stock-based payments to outside providers.

        As of March 31, 2008, the Company had approximately $2,705,000 of total compensation cost ($1,357,000 to officers, directors and employees, and $1,348,000 to outside providers) related to non-vested awards not yet recognized and expects to recognize these costs over a weighted average period of approximately 3 years.

        As of March 31, 2008, there were outstanding options to purchase 582,083 shares of common stock and approximately 117,000 shares remained available for future grants under the Option Plan.

ASCENT SOLAR TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(A Development Stage Company as Defined by SFAS No. 7)

NOTE 10. RELATED PARTY TRANSACTIONS

        Included in General and Administrative Expenses and Research and Development Expenses in the Condensed Statements of Operations for the three months ended March 31, 2008 and 2007 are $247,259 and $231,782, respectively, of costs to ITN for facility sublease costs and administrative support expenses and $243,390 and $209,723, respectively, of costs to ITN for supporting research and development and manufacturing activity. Related party payables of $206,676 as of March 31, 2008 and $264,797 as of December 31, 2007 on the Condensed Balance Sheet represent costs remaining to be paid to ITN for these expenditures and amounts payable to officers and directors for Board of Directors fees and reimbursement of travel expenditures.

        Included in Research and Development Revenues on the Condensed Statement of Operations for the three months ended March 31, 2008 and 2007 are $0 and $26,662, respectively, for labor charged by the Company to ITN for ITN's research and development activities.

        Included in Property and Equipment and Deposits on Manufacturing Equipment as of March 31, 2008 and December 31, 2007 on the Condensed Balance Sheet are $1,458,060 and $1,265,232, respectively, of costs incurred by ITN for the construction of the Company's manufacturing and research and development equipment.

NOTE 11. COMMITMENTS

        Sublease Agreement:    On November 1, 2005, the Company entered into a sublease agreement with ITN, a greater than five percent stockholder of the Company, to lease office space in Littleton, Colorado. In 2005 and 2006, two Board members of Ascent were partial owners of the company that leased this office space to ITN. As of January 1, 2007, they no longer have an investment in the building the Company is subleasing from ITN. Future minimum payments due under the sublease as of December 31 are as follows:

Year ending December 31:
2008	$227,896
2009	$227,896
2010	$113,948

        The Company is also responsible for payment of pass-through expenses such as property taxes, insurance, water and utilities. Rent expense for the three months ended March 31, 2008 and 2007 was $56,973 and $51,633, respectively.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes to those financial statements appearing elsewhere in this Form 10-Q. This discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance. As a result of many factors, our actual results may differ materially from those anticipated in these forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Overview

        We are a development stage company formed to commercialize flexible PV modules using proprietary technology. For the three months ended March 31, 2008, we generated approximately $305,000 in revenues, none of which came from our planned principal operations to commercialize flexible PV modules. As of March 31, 2008, we had an accumulated deficit of approximately $14.3 million. Under our current business plan, we expect losses to continue through at least 2009. To date, we have financed our operations primarily through public and private equity financings.

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

1.5 MW Production Line Status

        The major modifications to our building and facilities in Littleton, Colorado to accommodate the new 1.5 MW production line were completed, and all the requisite production tools and support equipment were delivered and installed, by the fourth quarter 2007. During the first quarter of 2008 we qualified production tools for the following manufacturing processes:

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

        In March 2008, we achieved initial operating capability (IOC) of our 1.5 MW production line as an end-to-end integrated process. Early IOC production trials resulted in average thin-film device efficiencies of 9.5% and small area monolithically integrated module efficiencies of up to approximately 7.1%. During the second quarter of 2008, we intend to commence limited commercial production with an emphasis on manufacturing optimization to achieve desired initial production yields and module efficiencies of 7% to 8%. In order to achieve these objectives, we must successfully transition the manufacturing processes and performance levels achieved with our prototyping tools to the 1.5 MW production line.

        Our principal activities during 2008 are expected to be to demonstrate desired production yields, module efficiencies, and other performance targets on a repeatable basis, and to produce product for the following purposes: internal product development; testing and qualification; and external product testing to gain UL, IEC and TÜV certifications, one or more of which is necessary for some product and customer applications. Other product uses include demonstrations, joint product development, limited sales and further market development with new strategic partners and customers. Successful accomplishment of our objectives in these areas is necessary to support the commencement of full-scale manufacturing at the 1.5 MW level and to make progress consistent with our current commercialization and manufacturing expansion plan.

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

  •
  Second and third quarters of 2008: begin procuring production tools for the first 30 MW of incremental rated capacity.

  •
  Third and fourth quarters of 2008: begin certification and qualification of products through UL, IEC and TÜV.

  •
  Second quarter of 2009: complete certification of products from 1.5 MW production line.

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

        Although we currently plan to expand our production capacity in accordance with the timeline above, the actual timing and amount of production capacity that we install may significantly deviate from the above plan due to market conditions, availability of financing, timeliness of delivery of production tools, product performance and other factors described in this Quarterly Report on Form 10-Q. See "Significant Trends, Uncertainties and Challenges" below.

        We do not expect that minor delays in product certifications would significantly affect our ability to continue developing product applications with our customers. However, delays that extend significantly beyond mid-2009 likely would impact our ability to develop demand for our PV modules, and would affect our planned sales and results of operations in 2010, when we expect to have commenced production using our planned production tools for approximately 30 MW of rated capacity.

        Using our 1.5 MW production line as a model, we have commenced engineering and development of our planned production tools for approximately 30 MW of rated capacity. We plan to procure these production tools by the end of the third quarter of 2008, and to complete installation of the production tools by the end of the second quarter of 2009. Allowing six months to qualify the tools and achieve IOC, we plan to commence production at 30 MW of rated capacity by the end of 2009. In order to qualify approximately 30 MW of rated capacity by the end of 2009, we intend to purchase and install production tools that will process one-third meter wide plastic rolls identical to those used in our existing 1.5 MW production line. Significant delays in achieving desired production yields, module efficiencies or other target on the 1.5 MW production line and/or delays in the delivery, installation and qualification of additional production tools may impact our real and projected product sales in 2010.

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

        In February 2008, we acquired an approximately 120,000 square foot manufacturing and office facility in Thornton, Colorado, for approximately $5.5 million. The purchase was financed in part by a promissory note, deed of trust and construction loan agreement with CHFA, which provide us borrowing availability of up to $7.5 million for the building and building improvements. We paid approximately $1.3 million in cash and were advanced approximately $4.2 million from CHFA to fund the initial acquisition of the property. The construction loan terms require payment of interest only at 6.6% on the drawn principal amount until January 1, 2009, at which time the construction loan will be refinanced by a permanent loan. The permanent loan will have an interest rate of 6.6% and the principal will be amortized over a period of approximately 19 years and 1 month consistent with a maturity date 20 years after the incurrence of the construction loan on February 8, 2008. The terms of the permanent loan are specified in a CHFA Construction and Permanent Loan Commitment dated January 16, 2008. We expect to incur in 2008 and 2009 approximately $5.0 to $7.0 million in building improvements, of which $3.3 million will be funded through advancements on the construction loan with CHFA. In connection with the deed of trust, until the loan is repaid and all of our secured obligations performed in full, we may not among other things, without CHFA's prior written consent: create or incur indebtedness except for obligations created or incurred in the ordinary course of business; merge or consolidate with any other entity; or make loans or advances to our officers, shareholders, directors or employees.

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

Significant Trends, Uncertainties and Challenges

        We believe that the significant trends, uncertainties and challenges that directly or indirectly affect our financial performance and results of operations are:

  •
  Our ability to achieve desired production yields, module efficiencies and other performance targets, and to obtain necessary or desired certifications for our PV modules;

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

Critical Accounting Policies and Estimates

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

        The accompanying unaudited financial statements, consisting of the condensed balance sheet as of March 31, 2008, the condensed statements of operations for the three months ended March 31, 2008 and 2007 and the condensed statements of cash flows for the three months ended March 31, 2008 and 2007, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed financial statements do not include all of the information and footnotes typically found in the audited financial statements and footnotes thereto included in the Annual Report on Form 10-K of Ascent Solar Technologies, Inc. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included.

        The condensed balance sheet at December 31, 2007 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the three months ended March 31, 2008 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

        Unaudited Information:    The accompanying interim financial information as of March 31, 2008 and for the three months ended March 31, 2008 and March 31, 2007 and the period from inception (October 18, 2005) through March 31, 2008 was taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of results of normal recurring accruals) that are necessary to properly reflect the financial position of the Company as of March 31, 2008 and March 31, 2007 and the results of operations for the three months ended March 31, 2008 and the period from inception (October 18, 2005) through March 31, 2008 so that the financial statements are not misleading.

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

        Patents:    To the extent the Company obtains or is awarded patents, patent costs will be amortized on a straight line basis over the legal life, or over their estimated useful lives, whichever is shorter. As of March 31, 2008, the Company had $91,850 of net patent costs of which $33,254 represent costs net of amortization incurred for an awarded patent, and the remaining $58,596 represent costs on patents in process. Amortization expense for the three months ended March 31, 2008 and 2007 were $1,279 and $0, respectively.

        Property and Equipment:    Property and equipment are recorded at the original cost to the Company. Assets are being depreciated over estimated useful lives of one to ten years using the straight-line method. Leasehold improvements are depreciated over the shorter of the remainder of the lease's term or the life of the improvements. Upon retirement or disposal, the cost of the asset disposed of and the related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income. Expenditures for repairs and maintenance are expensed as incurred.

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

        Net loss per common share:    Statement of Financial Accounting Standards No. 128, "Earnings Per Share," provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share include no dilution and are computed by dividing income available to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. Common stock equivalents consisting of Class B Warrants, IPO Warrants (representative warrants), and stock options outstanding as of March 31, 2008 of approximately 11.5 million shares, have been omitted from loss per share because they are anti-dilutive. Basic and diluted loss per share was the same in each of the periods ended March 31, 2008 and 2007.

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

        As defined, FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal tax return and its Colorado tax return as "major" tax jurisdictions, as defined. The periods subject to examination for the Company's federal and state tax returns are tax years 2005 through 2006. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company's financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

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

        The guidance in SFAS 123(R) is relatively new, and best practices are not well established. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among option valuation models, and this may result in a lack of comparability with other companies that use different models, methods and assumptions. If factors change and the Company employs different assumptions in the application of SFAS 123(R) in future periods, or if the Company decides to use a different valuation model, the compensation expense that the Company records in the future under SFAS 123(R) may differ significantly from what it has recorded in the current period and could materially affect its loss from operations, net loss and net loss per share.

        Reclassifications:    Certain reclassifications have been made to the 2007 financial statements to conform to the 2008 presentation. Such reclassifications had no effect on net loss.

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

        Recent accounting pronouncements:    Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements" (SFAS 157). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157", which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

  •
  Level 1—Quoted prices in active markets for identical assets or liabilities.

  •
  Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

  •
  Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

        In accordance with SFAS 157, the following table represents the Company's fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2008:

	Level 1	Level 2	Level 3	Total
Money market funds	$30,386,060	$—	$—	$30,386,060
Municipal Bonds	—	33,065,066	—	33,065,066

	$30,386,060	$33,065,066	$—	$63,451,126

        The adoption of this statement did not have a material impact on the Company's consolidated results of operations and financial condition.

        Effective January 1, 2008, the Company adopted SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to adopt the fair value option under this Statement.

Results of Operations

  Comparison of the Three Months Ended March 31, 2008 and 2007

        Certain reclassifications have been made to the 2007 financial information to conform to the 2008 presentation. Such reclassifications had no effect on net loss and are related to reclassifying costs between R&D expenses and General and Administrative expenses in the Statement of Operations for the three months ended March 31, 2007. Our activities to date have substantially consisted of raising capital, business and product development, research and development and the development of our 1.5 MW production line.

        Research and Development Contract Revenues.    Our R&D contract revenues were $304,898 and $235,181 for the three months ended March 31, 2008 and 2007, respectively. A majority of our revenues during the three months ended March 31, 2008 and 2007 were revenues earned on our government R&D contracts novated January 1, 2007 from ITN and new government R&D contracts awarded to us in 2007.

        Research and Development Expenses.    R&D expenses were $1,685,372 for the three months ended March 31, 2008 compared to $759,894 for the three months ended March 31, 2007, an increase of $925,478. The increase is comprised of $807,260 related to personnel, materials and facilities required to optimize our manufacturing processes in advance of commencing full-scale production on our 1.5 MW production line and $118,218 of direct costs and related overhead on our government R&D contracts.

        General and Administrative Expenses.    General and administrative expenses (G&A) were $1,330,750 for the three months ended March 31, 2008 compared to $993,990 for the three months ended March 31, 2007, an increase of $336,760. The increase of $336,760 is comprised of two components, an increase in corporate G&A expenses of $446,719 and a decrease in non-cash stock-based compensation expense of $109,959. The increase in corporate G&A expenses corresponds with our increase in headcount and increases in corporate activity such as legal fees, SEC reporting, stock and corporate registration fees, travel and insurance during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. Non-cash stock-based compensation for the three months ended March 31, 2008 and 2007 was $171,393 and $281,352, respectively. The decrease in stock compensation expense for the three months ended March 31, 2008 is primarily due to the requirements of SFAS 123(R) and EITF 96-18 to generally measure stock-based compensation to outside providers as vesting occurs and for unvested shares at the balance sheet date. Because our stock price as of March 31, 2008 was significantly lower than as of December 31, 2007, the previous measurement date, this resulted in a decreased fair value calculation related to stock-based payments to outside providers.

        Interest Expense.    Interest expense was $39,514 for the three months ended March 31, 2008 compared to $63 for the three months ended March 31, 2007, an increase of $39,451. Interest expense in 2008 related to the construction loan we entered into with the purchase of real property in February 2008.

        Interest Income.    Interest income was $352,047 for the three months ended March 31, 2008 compared to $145,298 for the three months ended March 31, 2007, an increase of $206,749. Interest income represents interest on cash and short term investments. Our short term investments, which are classified as available-for-sale securities, are invested in high-grade variable rate demand notes, which have a final maturity date of up to 30 years but whose interest rates are reset at varying intervals typically between 1 and 7 days. The increase in interest income relates primarily to higher cash balances in the three month period ended March 31, 2008 as compared to the same period in 2007.

        Net Loss.    Our net loss was $2,398,691 for the three months ended March 31, 2008 compared to a net loss of $1,373,468 for the three months ended March 31, 2007, an increase in net loss of $1,025,223. This increase can be summarized in variances in significant account activity as follows:

Increase (decrease) to net loss For the Three months Ended March 31, 2007
R&D Contract Revenues	$(69,717)
R&D Expenses
Manufacturing R&D	807,260
Government R&D	118,218
G&A Expenses
Corporate G&A	446,719
Non-Cash Stock-Based Compensation	(109,959)
Interest Expense	39,451
Interest Income	(206,749)

Increase to Net Loss	$1,025,223

Liquidity and Capital Resources

        In the fiscal three months ended March 31, 2008, we completed the following financing transactions:

  •
  On March 28, 2008, Norsk Hydro acquired an additional 2,341,897 restricted shares of our common stock and 1,689,905 Class B warrants upon exercise of one of the options granted to Norsk Hydro on March 13, 2007. The exercise of the option resulted in proceeds to us of approximately $28.4 million, and reflected per share and per warrant purchase prices equal to the average of the closing bids of each security, as reported by Nasdaq, for the five consecutive trading days preceding exercise. After acquiring these additional shares, Norsk Hydro held approximately 35% of each of our total outstanding common shares and Class B warrants.

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

  •
  On February 8, 2008, the Company acquired an approximately 120,000 square foot manufacturing and office facility in Thornton, Colorado, for approximately $5.5 million. The purchase was financed by a promissory note, deed of trust and construction loan agreement with CHFA, which provide the Company borrowing availability of up to $7.5 million for the building and building improvements. The Company paid approximately $1.3 million in cash and was advanced approximately $4.2 million from CHFA to fund the initial acquisition of the property. The construction loan terms are to pay interest only at 6.6% on the drawn principal amount until January 1, 2009, at which time the construction loan will be refinanced by a permanent loan. The permanent loan will have an interest rate of 6.6% and the principal will be amortized over a period of approximately 19 years and 1 month consistent with a maturity date 20 years after the incurrence of the construction loan on February 8, 2008. The terms of the permanent loan are specified in a CHFA Construction and Permanent Loan Commitment dated January 16, 2008. We expect to incur in 2008 and 2009 approximately $5 to $7 million in building improvements, of which $3.3 million will be funded in 2008 through advancements on the construction loan with CHFA. If we prepay the construction loan, or if we prepay the permanent loan during the first seven years of the permanent loan, we will be subject to a "yield maintenance" prepayment penalty. Further, pursuant to certain negative covenants contained in the deed of trust associated with the construction loan, until the construction loan is repaid and all of our secured obligations performed in full, we may not, among other things, without CHFA's prior written consent (which by the terms of the deed of trust is not subject to a reasonableness requirement): create or incur additional indebtedness (other than obligations created or incurred in the ordinary course of business); merge or consolidate with any other entity; or make loans or advances to our officers, shareholders, directors or employees. Documentation relating to the permanent loan may contain negative covenants similar or identical to those associated with the construction loan.

  •
  On January 4, 2008, warrants that had been issued to the representative of the underwriters in our IPO were exercised resulting in the issuance of 75,000 shares of common stock and 75,000 Class B warrants for total proceeds to us of approximately $495,000.

  •
  During January 2008, a total of 96,800 Class B public warrants were exercised resulting in proceeds to us of approximately $1,065,000.

        For the three months ended March 31, 2008, our cash used in operations was approximately $1.6 million compared to approximately $1.0 million for the three months ended March 31, 2007. For the three months ended March 31, 2008 approximately $6.3 million had been expended in capital for our 1.5 MW production line and facility modifications, research and development equipment, and acquisition of the Thornton, Colorado manufacturing and office building for our planned manufacturing expansion. Approximately $4.2 million of our Thornton, Colorado manufacturing and office building was financed through a loan with CHFA. As of March 31, 2008, we had approximately $63.7 million in cash and investments, approximately $760,000 of which will be used for final progress payments to our equipment suppliers on our 1.5 MW production line and approximately $1.8 million of which is committed for manufacturing research and development tools in conjunction with production tools to support approximately 30 MW of incremental rated production capacity.

        During the three months ended March 31, 2008, the use of cash for operational expenses averaged approximately $533,000 per month and related to pre-manufacturing activities, research and technology development, business development and general corporate expenses. We expect these operational expenses to increase during 2008 as we commence commercial production and increase the size of our workforce. Average monthly operational expense for the first three months of 2008 of approximately $533,000 is net of average monthly R&D revenues from our government contracts of approximately $102,000 and average monthly interest income of approximately $117,000. A significant component of our first quarter costs related to the ongoing qualification of our 1.5 MW line and continuing corporate costs related to building the required infrastructure to support our 1.5 MW manufacturing operations and expansion plans. We anticipate that our operational expenditures will continue to increase throughout 2008 and 2009 due to the planned hiring of additional personnel to help our 1.5 MW production line reach its operating potential and in connection with our planned expansion of manufacturing capacity. As of April 23, 2008, we had 35 full-time employees of which 18 were manufacturing personnel. We plan to increase our staff during 2008 to approximately 50 to 60 people, principally in manufacturing, business development and sales and marketing.

        We have acquired all of the capital equipment required for the 1.5 MW production line and expect to make final payments in the second quarter of 2008. The capital outlays shown below represent estimated and actual costs in connection with our 1.5 MW production line and production facility modifications:

Stage of Development	Completion	Estimated Future Capital Outlay	Actual Capital Outlay
Completion of engineering specifications	3rd QTR 2006	$—	$220,000
Facility and equipment construction:
Progress payments	4th QTR 2006		370,000
Progress payments	1st QTR 2007		1,400,000
Progress payments	2nd QTR 2007		2,300,000
Progress payments	3rd QTR 2007	—	2,400,000
Progress and final payments	4th QTR 2007	—	4,200,000
Progress and final payments	1st QTR 2008	—	350,000
Progress and final payments	2nd QTR 2008	760,000	—
Qualification and IOC	1st QTR 2008	—	—
Limited production capability	2nd QTR 2008	—	—

Total		$760,000	$11,240,000

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

Off Balance Sheet Transactions

        We have no off balance sheet transactions.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Not required for smaller reporting companies.

Item 4T.    Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Security Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in Security and Exchange Commission (SEC) rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of March 31, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2008, the design and operation of our disclosure controls and procedures were effective.

(b)
Changes in Internal Control over Disclosure and Reporting

        There was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 2.    Unregistered Sales of Equity Securities and Use of proceeds

        On March 13, 2007, the Company announced that it had consummated a private placement of 1,600,000 shares of common stock to Norsk Hydro Produksjon AS, a wholly-owned subsidiary of Norsk Hydro ASA (together "Hydro"), one of the world's leading suppliers of aluminum. In connection with that private placement, Ascent granted Hydro two options to purchase additional shares of common stock and warrants; and these options were approved by Ascent's shareholders in June 2007. In August 2007, Hydro exercised its first option, immediately after which it owned 23% of Ascent's outstanding common stock and outstanding Class B warrants.

        On March 27, 2008, Ascent announced that Hydro had exercised its second option to purchase an additional 2,341,897 shares of Ascent's common stock and 1,689,905 Class B warrants. On March 28, 2008 the transaction closed with gross proceeds to Ascent from the exercise of approximately $28.4 million which reflect per share and per warrant purchase prices equal to the average of the closing bids of each security, as reported by Nasdaq, for the five consecutive trading days preceding exercise. Upon acquiring these additional securities, Hydro will hold approximately 35% of the total outstanding common shares and approximately 35% of the total outstanding Class B warrants of Ascent. Until June 15, 2009, the second option entitles Hydro to purchase from us additional restricted shares of common stock and Class B warrants to maintain its ownership of up to 35% of our issued and outstanding common stock and Class B warrants. Each Class B warrant is exercisable for one share of common stock for $11.00, and expires on July 10, 2011.

        These sales to Hydro were effected pursuant to Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder.

Item 6.    Exhibits

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
10.2	Employment Agreement with Matthew Foster (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form SB-2 filed January 23, 2006 (Reg. No. 333-131216), as amended)
10.3	Employment Agreement with Dr. Joseph Armstrong (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form SB-2 filed January 23, 2006 (Reg. No. 333-131216), as amended)
10.4	Employment Agreement with Janet Casteel (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form SB-2 filed January 23, 2006 (Reg. No. 333-131216), as amended)
10.5	Employment Agreement with Dr. Prem Nath (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-KSB filed March 30, 2007)

10.6	Employment Agreement with Joseph McCabe (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-KSB filed March 30, 2007)
10.7	Employment Agreement with Mohan S. Misra (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 27, 2007)
10.8	Employment Agreement with Ashutosh Misra (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed April 27, 2007)
10.9	Amendment to Employment Agreement with Prem Nath (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 11, 2008)
10.10	Amendment to Employment Agreement with Matthew Foster (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 14, 2007)
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
10.21	Amended and Restated 2005 Stock Option Plan and Form of Stock Option Agreement (incorporated by reference to Appendix to Definitive Proxy Statement filed April 27, 2007)

10.22
Bridge Unit Purchase and Investor Subscription agreement with forms of promissory note and bridge right (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form SB-2 filed January 23, 2006 (Reg. No. 333-131216), as amended)
10.23
Amendment No. 1 to Bridge Unit Purchase and Investor Subscription Agreement (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form SB-2 filed January 23, 2006 (Reg. No. 333-131216), as amended)
10.24
Amendment to Annex B to Bridge to Bridge Unit Purchase and Investor Subscription Agreement (incorporated by reference to Exhibit 10.13A to our Registration Statement on Form SB-2 filed January 23, 2006 (Reg. No. 333-131216), as amended)
10.25
Non-Exclusive Patent License Agreement with Midwest Research Institute (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form SB-2 filed January 23, 2006 (Reg. No. 333-131216), as amended) CTR
10.26	Letter Agreement with the University of Delaware (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form SB-2 filed January 23, 2006 (Reg. No. 333-131216), as amended)
10.27	License Agreement between UD Technology Corporation and Ascent Solar Technologies, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 29, 2007)CTR
10.28	Novation Agreement with ITN Energy Systems, Inc. and the United States Government (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-KSB filed March 30, 2007)
10.29	Amendment to Service Center Agreement with ITN Energy Systems, Inc. (incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-KSB filed March 30, 2007)
10.30	Amendment to Sublease Agreement with ITN Energy Systems, Inc. (incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-KSB filed March 30, 2007)
10.31	Securities Purchase Agreement with Norsk Hydro Produksjon AS (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed March 13, 2007)
10.32	Stockholders' Agreement with Norsk Hydro Produksjon AS (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed March 13, 2007)
10.33	Registration Rights Agreement with Norsk Hydro Produksjon AS (incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed March 13, 2007)
10.34	Voting Agreement with Norsk Hydro Produksjon AS (incorporated by reference to Exhibit 99.4 to our Current Report on Form 8-K filed March 13, 2007)
10.35	Consulting Agreement with Ashutosh Misra (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-KSB filed March 30, 2007)
10.36	Contract to Buy and Sell Real Estate and Closing Statement with JN Properties (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed March 14, 2008)
10.37	Construction Loan Agreement with Colorado Housing and Finance Authority (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K filed March 14, 2008)
10.38	Promissory Note with Colorado Housing and Finance Authority (incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10-K filed March 14, 2008)

10.39	Construction and Permanent Loan Commitment with Colorado Housing and Finance Authority (incorporated by reference to Exhibit 10.39 to our Annual Report on Form 10-K filed March 14, 2008)
10.40	Norsk Hydro Cooperation Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 19, 2007)
10.41	Amendment No. 1 to Securities Purchase Agreement with Norsk Hydro Produksjon AS (incorporated by reference to Exhibit 10.41 to our Annual Report on Form 10-K filed March 14, 2008)
10.42	Employment Agreement with Gary Gatchell (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed March 31, 2008)
10.43	Restricted Stock Award Agreement with Gary Gatchell*
31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

*
Filed herewith

CTR
Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

ASCENT SOLAR TECHNOLOGIES, INC.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of April, 2008.

ASCENT SOLAR TECHNOLOGIES
By:	/s/ MATTHEW FOSTER Matthew Foster Chief Executive Officer