Form 10-Q
period 2008-06-30
Ascent Solar Technologies, Inc.
filed 2008-08-08
CIK 1350102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission File No. 001-32919

Ascent Solar Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-3672603
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8120 Shaffer Parkway

Littleton, CO 80127

(Address of principal executive offices)

303-285-9885

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

At August 5, 2008, 2008, 18,430,102 shares of the registrant’s Common Stock, par value $0.0001 per share, were outstanding.

ASCENT SOLAR TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

Quarterly Period Ended June 30, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Balance Sheets—As of June 30, 2008 and December 31, 2007	3
	Condensed Statements of Operations—For the three and six months ended June 30, 2008 and June 30, 2007 and for the period from inception (October 18, 2005) through June 30, 2008	4
	Condensed Statements of Stockholders’ Equity—For the period from inception (October 18, 2005) through June 30, 2008	5
	Condensed Statements of Cash Flows—For the six months ended June 30, 2008 and June 30, 2007 and for the period from inception (October 18, 2005) through June 30, 2008	7
	Notes to Condensed Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4T.	Controls and Procedures	27

PART II—OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of proceeds	28

Item 6.	Exhibits	28

SIGNATURES		31

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

ASCENT SOLAR TECHNOLOGIES, INC.

(A Development Stage Company as Defined by SFAS No. 7)

CONDENSED BALANCE SHEETS

	June 30, 2008 (Unaudited)	December 31, 2007

ASSETS
Current Assets:
Cash and cash equivalents	$37,422,120	$580,746
Short term investments	76,400,628	37,120,000
Accounts receivables—Contracts	290,898	204,351
Related party receivable	677	—
Other current assets	457,123	349,062
Total current assets	114,571,446	38,254,159

Property and Equipment at Cost:	17,423,989	1,766,294
Less accumulated depreciation and amortization	(730,885)	(115,051)
	16,693,104	1,651,243
Other Assets
Deposits on manufacturing equipment	5,081,480	9,720,309
Patents, net of amortization of $3,837 and $0, respectively	97,611	91,215
Other non-current assets	73,437	100,000
	5,252,528	9,911,524
Total Assets	$136,517,078	$49,816,926
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$312,537	$257,529
Related party payable	311,253	264,797
Accrued expenses	721,660	652,524
Current portion of long-term debt	51,837	—
Total current liabilities	1,397,287	1,174,850

Deferred Rent	16,017	20,021

Long-Term Debt	4,084,638	—

Commitments and Contingencies (Notes 5 & 10)

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.0001 par value, 75,000,000 shares authorized; 18,422,102 and 11,435,901 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	1,842	1,144
Additional paid in capital	147,986,845	60,512,476
Deficit accumulated during the development stage	(16,969,551)	(11,891,565)
Total stockholders’ equity	131,019,136	48,622,055
Total Liabilities and Stockholders’ Equity	$136,517,078	$49,816,926

The accompanying notes are an integral part of these condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

(A Development Stage Company as Defined by SFAS No. 7)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

					For the Period from
	For the Three Months		For the Six Months		inception (October
	Ended June 30,		Ended June 30,		18, 2005) through
	2008	2007	2008	2007	June 30, 2008

Research and Development Revenues
Contract revenues	$344,115	$207,149	$649,013	$415,668	$1,624,168
Related party revenues	—	857	—	27,519	27,519
Total Revenues	344,115	208,006	649,013	443,187	1,651,687

Costs and Expenses
Research and development	2,227,289	889,506	3,912,661	1,649,399	8,578,704
General and administrative	1,298,061	1,041,230	2,606,548	2,035,220	11,449,292
Total Costs and Expenses	3,525,350	1,930,736	6,519,209	3,684,619	20,027,996

Loss from Operations	$(3,181,235)	$(1,722,730)	$(5,870,196)	$(3,241,432)	$(18,376,309)

Other Income/(Expense)
Interest expense	(67,879)	(72)	(107,393)	(136)	(1,191,248)
Interest income	569,819	261,253	899,603	406,551	2,598,006
	501,940	261,181	792,210	406,415	1,406,758

Net Loss	$(2,679,295)	$(1,461,549)	$(5,077,986)	$(2,835,017)	$(16,969,551)

Net Loss Per Share	$(0.16)	$(0.19)	$(0.36)	$(0.43)
(Basic and diluted)

Weighted Average Common Shares Outstanding
(Basic and diluted)	16,308,981	7,554,794	14,058,385	6,624,677

 The accompanying notes are an integral part of these condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

(Development Stage Company as Defined by SFAS No. 7)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Period from inception (October 18, 2005) through December 31, 2007 (Audited) and for the
Six Months Ended June 30, 2008 (Unaudited)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at inception, October 18, 2005	—	—	—	—	—	—	—
Proceeds from sale of common stock (11/05 @ $.04 per share)	972,000	$97	—	$—	$38,783	$—	$38,880
Stock based compensation:
Founders stock	—	—	—	—	933,120	—	933,120
Stock options	—	—	—	—	26,004	—	26,004
Net loss	—	—	—	—	—	(1,207,234)	(1,207,234)
Balance, December 31, 2005	972,000	$97	—	$—	$997,907	$(1,207,234)	$(209,230)
Transfer of assets at historical cost (1/06 @ $0.03 per share)	1,028,000	103	—	—	31,097	—	31,200
Proceeds from IPO (7/06 @ $5.50 per unit)	3,000,000	300	—	—	16,499,700	—	16,500,000
IPO costs	—	—	—	—	(2,392,071)	—	(2,392,071)
Stock issued to bridge loan lenders (7/06 @ $2.75 per share)	290,894	29	—	—	799,971	—	800,000
Exercise of stock options (9/06 & 12/06 @ $0.10 per share)	31,200	3	—	—	3,117	—	3,120
Stock based compensation—stock options	—	—	—	—	348,943	—	348,943
Net loss	—	—	—	—	—	(4,180,912)	(4,180,912)
Balance, December 31, 2006	5,322,094	$532	—	$—	$16,288,664	$(5,388,146)	$10,901,050
Exercise of stock options (1/07-12/07@ $.10) (7/07-12/07@ $4.25) (9/07-12/07@ $2.51-$2.76)	169,963	17	—	—	346,417	—	346,434
Conversion of Class A public warrants at $6.60	3,098,382	310	—	—	20,449,011	—	20,449,321
Redemption of Class A public warrants at $0.25 per share	—	—	—	—	(48,128)	—	(48,128)
Conversion of Class B public warrants at $11.00 per share	11,000	1	—	—	120,999	—	121,000
Stock based compensation—dtock options	—	—	—	—	1,734,879	—	1,734,879
Proceeds from private placement:
Common stock (3/07 @ $5.77 and 8/07 @ $7.198)	2,534,462	254	—	—	15,962,003	—	15,962,257
Class B public warrants (8/07 @ $1.91)	—	—			3,754,468	—	3,754,468
Private placement costs	—	—	—	—	(75,807)	—	(75,807)
Exercise of representative’s warrants (9/07-11/07 @ $6.60 per unit)	300,000	30	—	—	1,979,970	—	1,980,000
Net loss	—	—	—	—	—	(6,503,419)	(6,503,419)
Balance, December 31, 2007	11,435,901	$1,144	—	$—	$60,512,476	$(11,891,565)	$48,622,055

The accompanying notes are an integral part of these condensed financial statements.

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2007	11,435,901	$1,144	—	$—	$60,512,476	$(11,891,565)	$48,622,055
Exercise of stock options (1/08-6/08 @ $0.10, $2.73, $2.90 & $4.25)	100,504	10	—	—	117,259	—	117,269
Conversion of Class B public warrants at $11.00 per share	98,800	9	—	—	1,086,791	—	1,086,800
Stock based compensation	—	—	—	—	426,546	—	426,546
Proceeds from private placement:
Common stock (3/08 @ $9.262)	2,341,897	234	—	—	21,690,416	—	21,690,650
Class B public warrants (3/08 @ $3.954)	—	—			6,681,884	—	6,681,884
Exercise of representative’s warrants (1/08 @ $6.60 per unit)	75,000	8	—	—	494,992	—	495,000
Proceeds from shareholder under Section 16(b)	—	—	—	—	148,109	—	148,109
Proceeds from secondary public offering (5/08 @ $14.00)	4,370,000	437	—	—	61,179,563	—	61,180,000
Costs of secondary public offering	—	—	—	—	(4,351,191)	—	(4,351,191)
Net loss	—	—	—	—	—	(5,077,986)	(5,077,986)
Balance, June 30, 2008	18,422,102	$1,842	—	$—	$147,986,845	$(16,969,551)	$131,019,136

The accompanying notes are an integral part of these condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

(A Development Stage Company as Defined by SFAS No. 7)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,		For the Period from inception (October 18, 2005) through
	2008	2007	June 30, 2008
Operating Activities:
Net loss	$(5,077,986)	$(2,835,017)	$(16,969,551)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	619,955	27,777	736,285
Stock based compensation	426,546	533,515	3,469,492
Charge off of deferred financing costs to interest expense	—	—	198,565
Charge off of bridge loan discount to interest expense	—	—	800,000
Changes in operating assets and liabilities:
Accounts receivable	(86,547)	(142,125)	(290,898)
Related party receivables	(677)	4,325	(677)
Other current assets	(108,061)	(32,092)	(457,123)
Accounts payable	55,008	32,691	312,537
Related party payable	46,456	(5,703)	311,253
Deferred rent	(4,004)	5,055	16,017
Accrued expenses	69,136	511,693	721,659
Net cash used in operating activities	(4,060,174)	(1,899,881)	(11,152,441)

Investing Activities:
Purchases of available-for-sale-securities	(167,946,487)	(40,756,599)	(311,307,281)
Maturities and sales of available for-sale securities	128,665,859	28,705,954	234,906,653
Purchase of property and equipment	(8,156,651)	(560,174)	(17,417,745)
Deposits on manufacturing equipment	(2,762,216)	(3,158,156)	(5,081,480)
Restricted cash for manufacturing equipment	—	(1,205,000)	—
Patent activity costs	(8,954)	(9,388)	(76,490)
Net cash used in investing activities	(50,208,449)	(16,983,363)	(98,976,343)

Financing Activities:
Proceeds from bridge loan financing	—	—	1,600,000
Repayment of bridge loan financing	—	—	(1,600,000)
Payment of debt financing costs	(75,000)	—	(273,565)
Payment of equity offering costs	(4,351,191)	(75,807)	(6,819,070)
Proceeds from debt	4,136,475	—	4,336,475
Repayment of debt	—	—	(200,000)
Proceeds from shareholder under Section 16(b)	148,109	—	148,109
Proceeds from issuance of stock and warrants	91,251,604	29,701,687	150,407,083
Redemption of Class A warrants	—	(48,128)	(48,128)
Net cash provided by financing activities	91,109,997	29,577,752	147,550,904

Net change in cash and cash equivalents	36,841,374	10,694,508	37,422,120

Cash and cash equivalents at beginning of period	580,746	786,357	—

Cash and cash equivalents at end of period	$37,422,120	$11,480,865	$37,422,120

Supplemental Cash Flow Information:
Cash paid for interest	$85,015	$63	$170,258

Cash paid for income taxes	$—	$—	$—

Non-Cash Transactions:
ITN initial contribution of assets for equity	$—	$—	$31,200

The accompanying notes are an integral part of these condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(A Development Stage Company as Defined by SFAS No. 7)

NOTE 1. ORGANIZATION

Ascent Solar Technologies, Inc. (Ascent or the Company) was incorporated on October 18, 2005 from the separation by ITN Energy, Inc. (ITN) of its Advanced Photovoltaic Division and all of that division’s key personnel and core technologies. ITN, a private company incorporated in 1994, is an incubator dedicated to the development of thin-film, photovoltaic (PV) battery, fuel cell and nano technologies. Through its work on research and development contracts for private and governmental entities, ITN developed proprietary processing and manufacturing know-how applicable to PV products generally, and to Copper-Indium-Gallium-diSelenide (CIGS) PV products in particular. ITN formed Ascent to commercialize its investment in CIGS PV technologies. In January 2006, in exchange for 1,028,000 shares of common stock of Ascent, ITN assigned to Ascent all ITN’s CIGS PV technologies and trade secrets and granted to Ascent a perpetual, exclusive, royalty-free worldwide license to use ITN’s proprietary process, control and design technologies in the production of CIGS PV modules. Upon receipt of the necessary government approvals in January 2007, ITN assigned government-funded research and development contracts to Ascent and also transferred the key personnel working on the contracts to Ascent. Today, ITN still provides Ascent, at cost, a variety of administrative and technical services such as facilities management, equipment maintenance, procurement, information technology and technical support services.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:  The Company’s activities to date have substantially consisted of raising capital, research and development, and the development of a 1.5 MW production plant and additional 30 MW expansion. Revenues to date have been generated from the Company’s government research and development (R&D) contracts and have not been significant. The Company’s planned principal operations to commercialize flexible PV modules has not yet commenced. Accordingly, the Company is considered to be in the development stage, as defined in Statement of Financial Accounting Standards No. 7 (SFAS No. 7), Accounting and Reporting by Development Stage Enterprises.

The accompanying unaudited financial statements, consisting of the Condensed Balance Sheet as of June 30, 2008, the Condensed Statements of Operations for the three and six months ended June 30, 2008 and 2007, the Condensed Statements of Stockholders’ Equity for the period from inception (October 18, 2005) through June 30, 2008 and the Condensed Statements of Cash Flows for the six months ended June 30, 2008 and 2007, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed financial statements do not include all of the information and footnotes typically found in the audited financial statements and footnotes thereto included in the Annual Report on Form 10-K of Ascent Solar Technologies, Inc. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

The Condensed Balance Sheet at December 31, 2007 and the Condensed Statements of Stockholders’ Equity for the Period from inception (October 18, 2005 through December 31, 2007 have been derived from the audited financial statements as of that date but do not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the three and six months ended June 30, 2008 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Unaudited Information:  The accompanying interim financial information as of June 30, 2008 and for the three and six months ended June 30, 2008 and June 30, 2007 and the period from inception (October 18, 2005) through June 30, 2008 was taken from the Company’s books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of results of normal recurring accruals) that are necessary to properly reflect the financial position of the Company as of June 30, 2008 and June 30, 2007 and the results of operations for the three and six months ended June 30, 2008 and 2007 and the period from inception (October 18, 2005) through June 30, 2008 so that the financial statements are not misleading.

Short Term Investments:  The Company’s short term investments, which are classified as available-for-sale securities, are invested in high-grade variable rate demand notes, which have a final maturity date of up to 30 years but whose interest rates are reset at varying intervals typically between 1 and 7 days. Unlike auction rate securities, variable rate demand notes can be readily liquidated at any interest rate reset date, either by putting them back to the original issuer or by putting them to a third-party remarketer as generally provided in the original prospectus. To date, the Company has always been able to redeem its holdings of these securities in accordance with their terms, and the Company believes that the risk of non-redemption is minimal. Consequently, these securities are available for use to support the current cash needs of the Company’s operations, and in accordance with Accounting Research Bulletin 43, they are classified as short term investments.

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

Patents:  To the extent the Company obtains or is awarded patents, patent costs will be amortized on a straight-line basis over the legal life, or over their estimated useful lives, whichever is shorter. As of June 30, 2008, the Company had $97,611 of net patent costs of which $31,975 represent costs net of amortization incurred for an awarded patent, and the remaining $65,636 represent costs on patents in process. Amortization expense for the six months ended June 30, 2008 and 2007 were $3,837 and $0, respectively.

Property and Equipment:  Property and equipment are recorded at the original cost to the Company. Assets are being depreciated over estimated useful lives of one to ten years using the straight-line method. Leasehold improvements are depreciated over the shorter of the remainder of the lease term or the life of the improvements. Upon retirement or disposal, the cost of the asset disposed of and the related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income. Expenditures for repairs and maintenance are expensed as incurred.

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

Net loss per Common Share:  Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share include no dilution and are computed by dividing income available to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. Common stock equivalents consisting of Class B warrants, IPO warrants (representative warrants), and stock options outstanding as of June 30, 2008 of approximately 11.6 million shares, have been omitted from loss per share because they are anti-dilutive. Basic and diluted loss per share was the same in each of the periods ended June 30, 2008 and 2007.

Research and Development Costs:  Research and development costs are expensed as incurred.

Incomes Taxes:  In July 2006, the FASB issued FASB Interpretation (FIN 48), Accounting for Uncertainty in Income Taxes. The Company adopted the provisions of FIN 48 on January 1, 2007. Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates as of the date of enactment.

As defined, FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company became subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal tax return and its Colorado tax return as “major” tax jurisdictions, as defined. The periods subject to examination for the Company’s federal and state tax returns are tax years 2005 through 2006. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

Stock Based Compensation:  The Company accounts for share-based payments under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R)) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, officers, directors, and consultants, including employee stock options based on estimated fair values. SFAS 123(R) requires companies to estimate the fair value of share- based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s Statements of Operations. Stock based compensation is based on awards ultimately expected to vest and is reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from those estimates.

For purposes of determining estimated fair value of share-based payment awards on the date of grant under SFAS 123(R), the Company uses the Black-Scholes option-pricing model (Black-Scholes Model). The Black-Scholes Model requires the input of highly subjective assumptions. Because the Company’s employee stock options may have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of the Company’s employee stock options. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which result in changes to these assumptions and methodologies, which could materially impact the Company’s fair value determination.

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

Recent Accounting Pronouncements:  Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash and cash equivalents and short term investments) measured at fair value on a recurring basis as of June 30, 2008:

	Level 1	Level 2	Level 3	Total
Money market funds	$37,054,335	$—	$—	$37,054,335
Municipal bonds	—	76,400,628	—	76,400,628
	$37,054,335	$76,400,628	$—	$113,454,963

The adoption of this statement did not have a material impact on the Company’s results of operations and financial condition.

Effective January 1, 2008, the Company adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to adopt the fair value option under this Statement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be re-characterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS No. 160 is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on its financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS No. 161”), which expands the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 specifically requires entities to provide enhanced disclosures addressing the following: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 161 on its financial position, results of operations and disclosures.

NOTE 3. ACCOUNTS RECEIVABLE—CONTRACTS

Effective January 1, 2007, the Company completed the novation, or transfer, of approximately $3.5 million in government funded research and development contracts (R&D contracts) from ITN to the Company. The various contracts are being performed for U.S. government customers that include the Air Force Research Laboratory and the National Aeronautics and Space Administration. In addition to approximately $1.6 million of future revenues to be provided under the transferred contracts, the key scientists, engineers, and process technicians responsible for deliverables under the transferred contracts were also transferred from ITN to become full-time Ascent employees. In 2007 and 2008, additional R&D contracts were awarded to the Company of approximately $3.4 million.

Accounts receivable consists mainly of billed and unbilled amounts under these R&D contracts. Management deems all accounts receivable to be collectible.

The components of accounts receivable as of June 30, 2008 and December 31, 2007 are:

	June 30, 2008	December 31, 2007
Billed receivables	$223,355	$176,168
Unbilled receivables	67,543	28,183
Total	$290,898	$204,351

Unbilled receivables represent costs incurred but not yet billed, including retainage amounts by the government on contracts that have not been closed out at the end of the period.

Provisional Indirect Cost Rates—During 2007 and for the six months ended June 30, 2008 the Company billed the government under cost-based R&D contracts at provisional billing rates which permit the recovery of indirect costs. These rates are subject to audit on an annual basis by the government agencies’ cognizant audit agency. The cost audit will result in the negotiation and determination of the final indirect cost rates. The Company has not been audited and has not received final rate determinations for the year ended December 31, 2007 or the six months ended June 30, 2008. The final rates, if different from the actual, may create an additional receivable or liability. In the opinion of management, re-determination of any cost-based contracts will not have a material effect on the Company’s financial position or results of operations.

Contract Status—The Company has authorized but not completed contracts on which work is in process at June 30, 2008 and December 31, 2007 as follows:

	June 30, 2008	December 31, 2007
Total contract price of initial contract awards, including exercised options and approved change orders (modifications)	$6,889,991	$5,228,023
Completed to date(1)	(3,472,610)	(2,828,453)
Authorized backlog	$3,417,381	$2,399,570

(1)                                 Includes work performed by ITN prior to January 1, 2007.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Computer Equipment	$153,827	$147,943
Furniture and Fixtures	26,174	2,027
R&D Equipment	222,037	150,993
Shop/Facility Equipment	41,000	12,253
Leasehold Improvements	749,140	724,907
Manufacturing Equipment	10,800,759	728,171
Real Property	5,431,052	—
	17,423,989	1,766,294
Less: Accumulated depreciation and amortization	(730,885)	(115,051)
Property and equipment, net	$16,693,104	$1,651,243

Depreciation and amortization expense for the six months ended June 30, 2008 and 2007 was $615,834 and $27,777, respectively.

NOTE 5. DEPOSITS ON MANUFACTURING EQUIPMENT

As of July 15, 2008, the Company had entered into purchase agreements of approximately $52 million for the acquisition of manufacturing production tools and approximately $6 million for one meter wide manufacturing development tools for the Company’s planned expansion to approximately 30 MW of rated capacity and planned future implementation of one meter wide substrates. As of July 15, 2008, the Company had made progress payments of approximately $10.4 million on these purchase agreements of which approximately $5 million were made as of June 30, 2008 and are reflected on the Condensed Balance Sheet as of June 30, 2008 as Deposits on manufacturing equipment. Generally, these purchase agreements have milestone-based deliverables, such as the Company’s acceptance of design requirements and successful installation and commissioning of the equipment.

Approximately $12.5 million of these purchase agreements are denominated in foreign currencies. Subsequent to June 30, 2008, the purchase agreements denominated in foreign currencies have been hedged through the establishment of forward pricing contracts with a bank.

NOTE 6. DEBT

In January 2006, the Company completed a $1.6 million bridge loan (Bridge Financing) from lenders (Bridge Noteholders) to help meet the Company’s working capital needs. The loans (Bridge Loans) accrued interest at an annual rate of 10% and were due and payable on the earlier of January 2007 or the completion of Ascent’s public offering of equity securities with gross proceeds of at least $5,000,000 (Qualified Public Offering). In July 2006, with the proceeds from a Qualified Public Offering (i.e., the Company’s initial public offering or IPO), the Company repaid the Bridge Loans including accrued interest.

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

The discount for the commission ($160,000) and the Bridge Rights ($800,000) were amortized into interest expense over the life of the loans. In July 2006 with the repayment of the Bridge Loans, the remaining unamortized balance of the discount for commission and Bridge Rights was recognized as interest expense in the Condensed Statements of Operations. For the period from inception (October 18, 2005) through June 30, 2008, the Company recorded $960,000 in interest expense related to these discounts.

On February 8, 2008, the Company acquired an approximately 120,000 square foot manufacturing and office facility in Thornton, Colorado, for approximately $5.5 million. The purchase was financed by a promissory note, deed of trust and construction loan agreement with the Colorado Housing and Finance Authority (CHFA), which provide the Company borrowing availability of up to $7.5 million for the building and building improvements. The Company paid approximately $1.3 million in cash and was advanced approximately $4.2 million from CHFA to fund the initial acquisition of the property. The construction loan terms require payments of interest only at 6.6% on the outstanding balance until January 1, 2009, at which time the construction loan will be refinanced by a permanent loan. The permanent loan will have an interest rate of 6.6% and the principal will be amortized over a period of approximately 19 years and 1 month consistent with a maturity date 20 years after the incurrence of the construction loan on February 8, 2008. The terms of the permanent loan are specified in a CHFA Construction and Permanent Loan Commitment dated January 16, 2008. The Company expects to complete building improvements in 2008 and 2009 of approximately $8 to$10 million, of which $3.3 million will be funded through advances on the construction loan with CHFA. In connection with the deed of trust, until the loan is repaid and all of the Company’s secured obligations performed in full, the Company may not among other things, without CHFA’s prior written consent: create or incur indebtedness except for obligations created or incurred in the ordinary course of business; merge or consolidate with any other entity; or make loans or advances to its officers, shareholders, directors or employees. The outstanding balance of the construction loan was $4,136,475 as of June 30, 2008.

NOTE 7. STOCKHOLDERS’ EQUITY

The Company authorized capital stock consists of 75,000,000 shares of common stock, $0.0001 par value, and 25,000,000 shares of preferred stock, $0.0001 par value. In November 2005, the Company issued 972,000 shares of common stock at a price of $0.04 per share. The Company has recorded for financial statement purposes the 972,000 shares at a fair value of $1.00 per share. The Condensed Statements of Stockholders’ Equity reflect compensation expense of $933,120 related to the recording of this stock transaction. In January 2006, in consideration of certain asset transfers, licenses and service agreements, the Company issued 1,028,000 shares of common stock to ITN Energy Systems, Inc.

Preferred stock, $0.0001 par value per share, may be issued in classes or series. Designations, powers, preferences, rights, qualifications, limitations and restrictions are determined by the Company’s Board of Directors.

Initial Public Offering:  On July 10, 2006, the SEC declared effective the Company’s Registration Statement on Form SB-2 (Reg. No. 333-131216), and the Company completed its IPO of 3,000,000 units on July 14, 2006. Each unit consisted of one share of common stock, one redeemable Class A warrant and two non-redeemable Class B warrants. The managing underwriter of the IPO was Paulson Investment Company, Inc. The IPO price was $5.50 per unit. The gross proceeds of the offering were $16,500,000. Ascent’s net proceeds from the offering, after deducting the underwriter’s discount of $1,097,250 and other fees and expenses, aggregated approximately $14,000,000.

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

The exercise period ended June 22, 2007. During the exercise period, 3,098,382 Class A warrants (94.1% of the total outstanding) were exercised for an equal number of shares of common stock, and the Company received $20,449,321 in proceeds from the warrant exercises. At the end of the exercise period, 192,512 Class A warrants remained outstanding. The Company has set aside funds with its warrant transfer agent to redeem the outstanding warrants for $0.25 per warrant, or a total cost of $48,128. As of June 30, 2008, 9,090 Class A warrants remain unredeemed.

Class B warrants.  The Class B warrants included in the units became exercisable on August 10, 2006. The exercise price of a Class B public warrant is $11.00. The Class B warrants expire on July 10, 2011. The Company does not have the right to redeem the Class B warrants. During the six months ended June 30, 2008 and the year ended December 31, 2007, 98,800 and 11,000 Class B warrants were exercised resulting in proceeds to the Company of approximately $1,086,800 and $121,000, respectively. As of June 30, 2008, 10,502,583 Class B warrants were outstanding.

IPO warrants.  Warrants to purchase 300,000 units at $6.60 were issued to underwriters of the Company’s initial public offering in July 2006 (representative’s warrants). A unit consists of one share of common stock, one Class A redeemable warrant and two Class B non-redeemable warrants. The warrants expire on July 10, 2011. Upon exercise of the representative’s warrants, holders will be forced to choose whether to exercise the underlying Class A warrants or hold them for redemption. As noted above, on June 25, 2007, any Class A warrants then outstanding expired and became redeemable.

Representative’s warrants to purchase 150,000 units have been exercised as of December 31, 2007, as have the 150,000 underlying Class A warrants resulting in an issuance of 300,000 shares of common stock and 300,000 Class B warrants for total proceeds to the Company of $1.98 million. During the six months ended June 30, 2008 an additional 37,500 units have been exercised, as have the 37,500 underlying Class A warrants resulting in an issuance of 75,000 shares of common stock and 75,000 Class B warrants for total proceeds to the Company of $495,000. To the extent that holders of representative’s warrants are entitled to receive Class A warrants upon exercise of the representative’s warrants, those warrants will be immediately subject to call for redemption at $0.25 per warrant. The holders will then have to decide whether to exercise their Class A warrants or hold them for redemption. As of June 30, 2008, 112,500 representative’s warrants remained unexercised.

Private Placement of Securities:  The Company completed a private placement of securities with Norsk Hydro Produksjon AS (Hydro) in March 2007. Hydro is a subsidiary of Norsk Hydro ASA. Hydro purchased 1,600,000 shares of the Company’s common stock (representing 23% of the Company’s outstanding common stock post transaction) for an aggregate purchase price of $9,236,000. The Company recorded $75,807 of costs associated with the private placement as a reduction to Additional paid in capital on the Company’s Condensed Balance Sheets. In connection with the private placement, Hydro was granted options to purchase additional shares and warrants.

In August 2007, Hydro acquired an additional 934,462 shares of the Company’s common stock and 1,965,690 Class B warrants through the exercise of an option previously granted to Hydro and approved by Ascent’s stockholders in June 2007. Gross proceeds to the Company were $10.48 million, and reflected per share and per warrant purchase prices equal to the average of the closing bids of each security, as reported by Nasdaq, for the five consecutive trading days preceding exercise. After acquiring these additional shares, Hydro again held 23% of the total outstanding common shares, after its holdings were diluted as the result of the redemption of Class A warrants and 23% of total outstanding Class B warrants. Pursuant to a second option that was approved by Ascent’s stockholders in June 2007, beginning December 13, 2007, Hydro was entitled to purchase additional shares and Class B warrants up to a maximum of 35% of each class of security.

In March 2008, Hydro acquired an additional 2,341,897 shares of the Company’s common stock and 1,689,905 Class B warrants through the exercise of the second option previously granted to Hydro and approved by Ascent’s stockholders in June 2007, resulting in Hydro ownership of approximately 35% of each class of security. Gross proceeds to the Company were $28.4 million, and reflected per share and per warrant purchase prices were equal to the average of the closing bids of each security, as reported by Nasdaq, for the five consecutive trading days preceding exercise. As a result of the Company’s Secondary Public Offering in May 2008, Hydro’s holdings were diluted to approximately 27%. Until June 15, 2009, the second option entitles Hydro to purchase from the Company additional restricted shares of common stock and Class B warrants to maintain ownership of up to 35% of issued and outstanding common stock and Class B warrants.

Other Proceeds:  During the three months ended March 31, 2008, the Company received proceeds from a greater than 10% shareholder equal to the profits realized on the sale of the Company’s stock that was purchased and sold within a six month or less time frame. Under Section 16(b) of the Securities and Exchange Act, the profit realized from this transaction by the greater than 10% shareholder must be disgorged to the Company under certain circumstances. The Company has recorded the proceeds received on this transaction of $148,109 as Additional paid in capital and is reflected on the Condensed Statements of Stockholders’ Equity.

Secondary Public Offering:  On May 15, 2008, the SEC declared effective the Company’s Registration Statement on Form S-3 (Reg. No. 333-149740), and the Company completed its Secondary Public Offering of 4,370,000 shares of common stock, which included 570,000 shares issued upon the underwriter’s exercise of their overallotment in full. The offering price of $14.00 per share, resulted in proceeds of $61,180,000.  After deducting underwriting discounts and commissions and offering expenses of approximately $4,351,000, net proceeds to the Company were approximately $56,829,000. JP Morgan was the managing underwriter of the Secondary Public Offering.

As of June 30, 2008, the Company had 18,422,102 shares of common stock and no shares of preferred stock outstanding.

NOTE 8. STOCK BASED COMPENSATION

Stock Option Plan:  The Company’s 2005 Stock Option Plan, as amended (Stock Option Plan) provides for the grant of incentive or non-statutory stock options to the Company’s employees, directors and consultants. The Board of Directors adopted and the stockholders approved an increase in the total shares of common stock reserved for issuance under the Stock Option Plan from 1,000,000 to 1,500,000 on July 1, 2008.

Restricted Stock Plan:  The Board of Directors adopted the Company’s 2008 Restricted Stock Plan with stockholder approval on July 1, 2008.  The Restricted Stock Plan reserves up to 750,000 shares of our common stock for restricted stock awards to eligible employees, directors and consultants of the Company.

The Stock Option Plan and the Restricted Stock Plan are administered by the Compensation Committee of the Board of Directors, which determines the terms of the options and shares, including the exercise price (equal to or greater than fair market value), expiration date, vesting schedule and number of shares. The term of any incentive stock option granted under the Stock Option Plan may not exceed ten years, or five years for options granted to an optionee owning more than 10% of the Company’s voting stock. The exercise price of an incentive stock option granted under the Option Plan must be equal to or greater than the fair market value of the shares of the Company’s common stock on the date the option is granted. An incentive stock option granted to an optionee owning more than 10% of the Company’s voting stock must have an exercise price equal to or greater than 110% of the fair market value of the Company’s common stock on the date the option is granted. The exercise price of a non-statutory option granted under the Option Plan must be equal to or greater than 85% of the fair market value of the shares of the Company’s common stock on the date the option is granted.

Stock Based Compensation:  The Company accounts for share-based payments under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R)) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, officers, directors and consultants, including employee stock options based on estimated fair values. Stock based compensation expense recognized in the Condensed Statements of Operations for the three and six months ended June 30, 2008 and 2007 and for the period from inception (October 18, 2005) through June 30, 2008 is based on awards ultimately expected to vest and it has been reduced for estimated forfeitures.

There were no options granted during the three and six months ended June 30, 2008. The weighted average estimated fair value of employee stock options granted for the three months ended June 30, 2007 was $4.20 per share. Fair value was calculated using the Black-Scholes Model with the following weighted average assumptions:

	For the Three and Six Months Ended June 30,
	2008	2007
Expected volatility	n/a	90.2%
Risk free interest rate	n/a	4.62%
Expected dividends	n/a	—
Expected life (in years)	n/a	6.1

The Company based its estimate of expected volatility on disclosures made by peers. The expected option term was calculated using the “simplified” method permitted by Staff Accounting Bulletin (SAB) 110, which is still in use due to the lack of historical data. Forfeitures were estimated based on historical employee retention experience among staff of similar position to those granted options in the plan. Stock based compensation expense recognized for the six months ended June 30, 2008 and 2007 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

Officers, directors & employees	$335,677	$60,132	$701,455	$117,909
Outside providers	(99,539)	192,031	(293,924)	415,606
	$236,138	$252,163	$407,531	$533,515

Stock based compensation expense is calculated on a straight-line basis over the vesting periods of the related options. In future periods, the compensation expense that the Company records under SFAS 123(R) may differ significantly from what the Company recorded in the current period, as the Company builds company-specific performance history.

The decrease in stock compensation expense related to outside providers for the three and six months ended June 30, 2008 is primarily due to the decline in the Company’s stock price as of March 31, 2008 and June 30, 2008 as compared to each previous quarter end. Under the requirements of SFAS 123(R) and EITF 96-18 stock based compensation expense related to outside providers is re-measured at each balance sheet date until vesting occurs.

As of June 30, 2008, total unrecognized compensation cost from unvested stock options was approximately $1,521,000 ($1,041,000 to officers, directors and employees, and $480,000 to outside providers), which is expected to be recognized over a weighted average period of approximately 3 years.

As of June 30, 2008, there were options outstanding to purchase 581,333 shares of common stock and approximately 117,000 shares remained available for future grants under the Option Plan.

On March 31, 2008, the Company made a 40,000 share restricted stock award. Vesting in the restricted stock award is contingent upon achieving certain performance targets.  If the performance targets are achieved, the 40,000 shares will vest as follows; 20,000 vest on December 31, 2009, 10,000 vest on December 31, 2010 and 10,000 vest on December 31, 2011. During the three month period ended June 30, 2008, the Company recorded compensation expense related to the restricted stock award of $19,015.  This expense is included in the total stock based compensation expense that was recorded by the Company during the three months ended June 30, 2008.  As of June 30, 2008, restricted stock awards for 40,000 shares were outstanding. Total estimated unrecognized compensation cost from restricted stock grants as of June 30, 2008 was approximately $516,000, which is expected to be recognized over a period of 3.5 years.

Subsequent to June 30, 2008, the Company made restricted stock awards for 24,846 shares to eligible members of the Board of Directors.

NOTE 9. RELATED PARTY TRANSACTIONS

Included in General and administrative expenses and Research and development expenses in the Condensed Statements of Operations for the three months ended June 30, 2008 and 2007 are $298,134 and $199,564, respectively, and during the six months ended June 30, 2008 and 2007 are $545,393 and $431,346, respectively, of costs to ITN for facility sublease costs and administrative support expenses.  Included in Research and development expense for the three months ended June 30, 2008 and 2007 are $345,342 and $197,869, respectively, and during the six months ended June 30, 2008 and 2007 are $588,733 and $405,593, respectively, of costs to ITN for supporting research and development and manufacturing activity. Related party payables of $311,253 as of June 30, 2008 and $264,797 as of December 31, 2007 on the Condensed Balance Sheets represent costs remaining to be paid to ITN for these expenditures and amounts payable to officers and directors for reimbursement of travel expenditures.  Accrued expenses include $46,500 for director fees.

Included in Research and Development Revenues on the Condensed Statements of Operations for the three months ended June 30, 2008 and 2007 are $0 and $857, respectively, and during the six months ended June 30, 2008 and 2007 are $0 and $27,519, respectively, for labor charged by the Company to ITN for ITN’s research and development activities.

Included in Property and Equipment and Deposits on manufacturing equipment as of June 30, 2008 and December 31, 2007 on the Condensed Balance Sheets are $1,548,028 and $1,265,232, respectively, of costs incurred by ITN for the construction of the Company’s manufacturing and research and development equipment.

NOTE 10. COMMITMENTS

Sublease Agreement:  On November 1, 2005, the Company entered into a sublease agreement with ITN, a greater than five percent stockholder of the Company, for office space in Littleton, Colorado. In 2005 and 2006, two Board members of Ascent were partial owners of the company that leased this office space to ITN. As of January 1, 2007, they no longer have an investment in the building the Company is subleasing from ITN. Future minimum payments due under the sublease as of December 31 are as follows:

Year ending December 31:
2008	$227,896
2009	$227,896
2010	$113,948

The Company is also responsible for payment of pass-through expenses such as property taxes, insurance, water and utilities. Rent expense for the three months ended June 30, 2008 and 2007 was $73,082 and $70,062, respectively, and during the six months ended June 30, 2008 and 2007 was $147,712 and $140,126, respectively.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a development stage company formed to commercialize flexible PV modules using proprietary technology. For the three and six months ended June 30, 2008, we generated approximately $344,000 and $649,000, respectively, in revenues, none of which came from our planned principal operations to commercialize flexible PV modules. As of June 30, 2008, we had an accumulated deficit of approximately $17.0 million. Under our current business plan, we expect losses to continue through at least 2009 at which point we plan to commence production on our initial 30 MW production line that is currently in development. To date, we have financed our operations primarily through public and private equity financings including our recent secondary public offering of 4,370,000 shares of common stock with net proceeds of approximately $56,829,000 which we completed in May 2008.  The proceeds from the secondary offering are primarily being utilized to fund the equipment purchases for our 30 MW production facility in Thornton, Colorado.

Our path to commercialization is defined by a highly disciplined, staged progression based upon the achievement of key milestones. Our current focus is on development of strategic relationships, product development and certification, performance optimization of our 1.5 MW manufacturing tools and processes, staffing, and acceleration of our production capacity beyond the initial 30 MW capacity.

We completed construction of a 1.5 MW production line on schedule in December 2007 after consistently achieving PV cell conversion efficiencies of approximately 10% to 12%, and PV module conversion efficiencies of approximately 6% to 8%, and as high as 9.6%, in a pre-production prototyping and test facility that we have operated since the fourth quarter of 2006. Conversion efficiency is the percentage of energy from absorbed light that a device is able to convert into electrical energy. Our 2008 production objective is to successfully transition the manufacturing processes yielding these demonstrated performance levels to our 1.5 MW production line and commence certification of our planned products from independent testing laboratories such as Underwriters Laboratory (UL) in the U.S. and Technischer Überwachungs-Verein (TÜV) in Europe.  Product certifications are necessary for the deployment of our planned products for building integrated photovoltaic (BIPV) applications and we expect to achieve these certifications by the second quarter of 2009. Our other target market is electronic integrated photovoltaic (EIPV) for consumer electronics and portable power applications which do not require the same level of product certification.

In March 2008, we demonstrated initial operating capability (IOC) of our 1.5 MW production line by initiating production trials as an end-to-end integrated process. Early IOC production trials resulted in average thin-film device efficiencies of 9.5% and small area monolithically integrated module efficiencies of over 7%. Recent and ongoing production optimization trials have resulted in thin-film device efficiencies in the 8% to 10% range and corresponding small area module efficiencies in the 6.0% to 7.5% range. We continue to operate at low rate initial production levels as we systematically perform production trials focused on improving process repeatability, efficiency and yield to achieve the desired initial production metrics necessary to produce module efficiencies of 7% to 8%. Our current focus is to demonstrate consistent run-to-run performance by achieving initial module efficiencies of 7% to 8% in low rate initial production.   Performing these ongoing production trials in the short term and focusing on process optimization before commencing single shift, full-rate production on the 1.5 MW line, we believe will benefit our long-term production performance, expansion plans, and UL and TÜV product certification which we plan to begin in the fourth quarter of 2008. Even as we attain full production, we expect that process optimization will be an ongoing effort as we continuously strive for improvements in production yield, production throughput, and product efficiency that have a direct bearing on our cost competitiveness in the marketplace.

During the second quarter of 2008, we commenced product development with customers and internal product testing. The initial product prototypes and samples are being provided to EIPV and BIPV customers such as ICP Solar,

Icopal, Hydro and Giscosa, among others. Our product development plans envision entering the market in late 2008 or early 2009 initially with EIPV products while simultaneously developing BIPV product applications with BIPV customers. These developments should enable product certification by the second quarter of 2009 at which point we plan to begin limited commercial deployment of BIPV system level projects with customers using product from the 1.5 MW production line.  We anticipate that full scale commercial production will commence as we ramp up our production capacity to 30 MW beginning with the new 30 MW production line by the end of 2009 with a subsequent ramp up in 2010.

Commercialization and Manufacturing Expansion Plan

We intend to be the first company to manufacture large, PV modules in commercial quantities that use CIGS on a flexible, plastic substrate. Our manufacturing expansion plan entails the design, installation, qualification, testing and operation of additional production tools to increase our rated production capacity. We intend to incrementally expand our aggregate production capacity to 110 MW by attaining the following milestones within the time frames indicated below:

Our manufacturing expansion plan entails the design, installation, qualification, testing and operation of additional production tools to increase our rated production capacity, and contemplates the addition of approximately 30 MW of rated capacity by the end of 2009, approximately 30 MW by the end of 2010 and approximately 50 MW of rated capacity by the end of 2011. We therefore expect to have approximately 110 MW of rated production capacity in place by the end of 2011. Rated production capacity refers to our expected level of annual production upon optimization of our production process and is based on assumed production yields and module efficiencies. The actual production levels that we are able to realize at any point during our planned expansion will depend on a variety of factors, including our ability to optimize our production process to achieve targeted production yields and module efficiencies.

•                                          Second and third quarter of 2008: complete order placement of the major production tools for the first 30 MW of incremental rated capacity.

•                                          Fourth quarter of 2008: begin internal testing and qualification of products.

•                                          Second quarter of 2009: complete certification (UL and TUV) of products from 1.5 MW production line.

•                                          Third quarter of 2009: begin procuring production tools for the second 30 MW of incremental rated capacity.

•                                          Fourth quarter of 2009: begin qualification of production tools for the first 30 MW and in 2010 begin production and ramp up to aggregate rated capacity.

•                                          Third quarter of 2010: begin procuring production tools for the final 50 MW of incremental rated capacity.

•                                          Fourth quarter of 2010: complete qualification of production tools for the second 30 MW of incremental rated capacity and commence production ramp up to 60 MW of aggregate rated capacity.

•                                          Fourth quarter of 2011: complete qualification of production tools for the final 50 MW of incremental rated capacity and commence production ramp up 110 MW of aggregate rated capacity.

Although we currently plan to expand our production capacity in accordance with the timeline above, the actual timing and amount of production capacity that we install may significantly deviate from the above plan due to market conditions, availability of financing, timeliness of delivery of production tools, product performance and other factors described in this Quarterly Report on Form 10-Q. See “Significant Trends, Uncertainties and Challenges” below.  We also recognize the importance of developing strategies and plans that may allow for the timely acceleration of our production beyond the current plan in order to meet market demand and the challenges from competitors who are presently expanding their operations.

Although we do not expect that minor delays in product certifications would significantly affect our ability to continue developing product applications with our customers, delays that extend significantly beyond mid-2009 likely would impact our ability to develop demand for our PV modules, and would affect our planned sales and results of operations in 2010, when we expect to have commenced production using our planned production tools for approximately 30 MW of rated capacity.

Using our 1.5 MW production line as a model, we have commenced procurements of our planned production tools for approximately 30 MW of rated capacity. We have consummated the fixed price delivery contracts for the majority of the production tools for the 30 MW line. The equipment supplier schedules in the supply agreements provide for final installation of the production tools by the end of the second quarter of 2009. Assuming six months for qualification of the tools and achievement IOC, we plan to commence production ramp up to 30 MW of rated capacity by the end of 2009. In order to qualify approximately 30 MW of rated capacity by the end of 2009, we intend to purchase and install production tools that will process one-third meter wide plastic rolls similar to those used in our existing 1.5 MW production line. Significant delays in achieving desired production yields, module efficiencies or other performance metrics on the 1.5 MW production line and/or delays in the delivery, installation and qualification of the 30 MW production tools may impact our real and projected product sales in 2010.

We expect that the production tools used for the additional approximately 80 MW of rated capacity and for future capacity expansions will be engineered to process larger one meter wide rolls. We have initiated engineering and development of the one meter wide production tools to support our planned expansion to 110 MW of rated capacity. Successfully transitioning to one meter wide rolls should significantly increase our throughput, thereby reducing the number of manufacturing tools and, hence, the amount of capital expenditures required for equipment and facilities. Generally speaking, we believe that all other process variables, such as speed, thickness and composition, should remain unchanged. Based upon discussions with our equipment suppliers, we have identified deposition of the CIGS layer in the one meter wide format as the most challenging aspect of transitioning to one meter wide rolls; consequently, we have initiated the development of one meter wide prototype CIGS and Molybdenum production tools to enable us to begin evaluating and testing one meter wide area deposition sources and process control systems. The one meter CIGS prototype production tool is scheduled for delivery in the fourth quarter of 2008 and the one meter Molybdenum production tool is scheduled for delivery in the second quarter of 2009.   We plan to conduct six to nine months of testing and evaluation prior to committing the capital in 2009 to procure the one meter format production tools to support further expansion to approximately 110 MW of rated capacity. Our planned expansion to approximately 110 MW of rated capacity will require additional capital which we may not be able to obtain on favorable terms, if at all, or without dilution to our stockholders.

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

We currently expect the capital expenditures in 2008 and 2009 needed to support the first 30 MW of rated capacity to total approximately $80 million to $85 million for property, plant and equipment and a total of approximately $8 million for installation, qualification and other associated pre-operating expenses. In order to install the next 80 MW of rated capacity, we expect that we will require another approximately $170 million to $180 million for property, plant and equipment and approximately $15 million for installation, qualification and other associated pre-operating expenses. In addition, we have budgeted approximately $6 million in 2008 and 2009 for the procurement and installation of the one meter wide manufacturing development tools, sources, and sensor control systems.

Our major equipment suppliers are located in Japan, the United Kingdom and Germany. The recent downward trend of the U.S. dollar against the yen, the British pound and the euro has resulted in an increase in our estimated and projected capital expenditure requirements. Although the devaluation of the dollar directly affects our capital outlays, it generally strengthens the value of our products relative to those of many of our foreign competitors to the extent that our production costs are incurred in U.S. dollars. To manage the uncertainties related to the procurement of capital equipment, we have continued to work closely with our equipment suppliers to complete the engineering of our new tools and refine the estimates of our planned capital outlays. The production tool costs are subject to change until we place firm procurement orders with our suppliers. To manage the fluctuations of foreign exchange rates, we have implemented forward pricing contracts for agreements denominated in foreign currencies.

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

•                                          Our ability to expand production in accordance with our plans set forth above under “Commercialization and Manufacturing Expansion Plan” to add approximately 30 MW of rated capacity by the end of 2009, another approximately 30 MW of rated capacity by the end of 2010 and another approximately 50 MW of rated capacity by the end of 2011, and to achieve certifications of our planned PV modules;

•              Our ability to achieve projected operational performance and cost metrics;

•                                          Our ability to consummate strategic relationships with key partners, including original equipment manufacturer (OEM) customers, system integrators, and distributors who deal directly with end-users in the BIPV, EIPV and commodity solar panel markets;

•                                          The effect that currency fluctuations may have on our capital equipment purchases, manufacturing costs and the price of our planned PV modules; and

•                                          Our ability to manage the planned expansion of our manufacturing facilities, operations and personnel

Critical Accounting Policies and Estimates

Basis of Presentation:  The Company’s activities to date have substantially consisted of raising capital, research and development, and the development of a 1.5 MW production plant. Revenues to date have been generated from the Company’s governmental research and development (R&D) contracts and have not been significant. The Company’s planned principal operations to commercialize flexible PV modules has not yet commenced. Accordingly, the Company is considered to be in the development stage, as defined in Statement of Financial Accounting Standards No. 7 (SFAS No. 7), Accounting and Reporting by Development Stage Enterprises.

The accompanying unaudited financial statements, consisting of the Condensed Balance Sheet as of June 30, 2008, the Condensed Statements of Operations for the three and six months ended June 30, 2008 and 2007, the Condensed Statements of Stockholders’ Equity for the period from inception (October 18, 2005) through June 30, 2008 and the Condensed Statements of Cash Flows for the six months ended June 30, 2008 and 2007, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed financial statements do not include all of the information and footnotes typically found in the audited financial statements and footnotes thereto included in the Annual Report on Form 10-K of Ascent Solar Technologies, Inc. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

The Condensed Balance Sheet at December 31, 2007 and the Condensed Statements of Stockholders’ Equity for the period from inception (October 18, 2005 through December 31, 2007 have been derived from the audited financial statements as of that date but do not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the three and six months ended June 30, 2008 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Unaudited Information:  The accompanying interim financial information as of June 30, 2008 and for the three and six months ended June 30, 2008 and June 30, 2007 and the period from inception (October 18, 2005) through June 30, 2008 was taken from the Company’s books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of results of normal recurring accruals) that are necessary to properly reflect the financial position of the Company as of June 30, 2008 and June 30, 2007 and the results of operations for the three and six months ended June 30, 2008 and 2007 and the period from inception (October 18, 2005) through June 30, 2008 so that the financial statements are not misleading.

Short Term Investments:  The Company’s short term investments, which are classified as available-for-sale securities, are invested in high-grade variable rate demand notes, which have a final maturity date of up to 30 years but whose interest rates are reset at varying intervals typically between 1 and 7 days. Unlike auction rate securities, variable rate demand notes can be readily liquidated at any interest rate reset date, either by putting them back to the original issuer or by putting them to a third-party remarketer as generally provided in the original prospectus. To date, the Company has always been able to redeem its holdings of these securities in accordance with their terms, and the Company believes that the risk of non-redemption is minimal. Consequently, these securities are available for use to support the current cash needs of the Company’s operations, and in accordance with Accounting Research Bulletin 43, they are classified as short term investments.

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

Patents:  To the extent the Company obtains or is awarded patents, patent costs will be amortized on a straight line basis over the legal life, or over their estimated useful lives, whichever is shorter. As of June 30, 2008, the Company had $97,611 of net patent costs of which $31,975 represent costs net of amortization incurred for an awarded patent, and the remaining $65,636 represent costs on patents in process. Amortization expense for the six months ended June 30, 2008 and 2007 were $3,837 and $0, respectively.

Property and Equipment:  Property and equipment are recorded at the original cost to the Company. Assets are being depreciated over estimated useful lives of one to ten years using the straight-line method. Leasehold improvements are depreciated over the shorter of the remainder of the lease term or the life of the improvements. Upon retirement or disposal, the cost of the asset disposed of and the related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income. Expenditures for repairs and maintenance are expensed as incurred.

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

Net Loss per Common Share:  Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share include no dilution and are computed by dividing income available to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. Common stock equivalents consisting of Class B Warrants, IPO Warrants (representative warrants), and stock options outstanding as of June 30, 2008 of approximately 11.6 million shares, have been omitted from loss per share because they are anti-dilutive. Basic and diluted loss per share was the same in each of the three and six months periods ended June 30, 2008 and 2007.

Research and Development Costs:  Research and development costs are expensed as incurred.

Incomes Taxes:  In July 2006, the FASB issued FASB Interpretation (FIN 48), Accounting for Uncertainty in Income Taxes. The Company adopted the provisions of FIN 48 on January 1, 2007. Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

As defined, FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company became subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal tax return and its Colorado tax return as “major” tax jurisdictions, as defined. The periods subject to examination for the Company’s federal and state tax returns are tax years 2005 through 2006. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

Stock Based Compensation:  The Company accounts for share-based payments under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R)) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, officers, directors, and consultants, including employee stock options based on estimated fair values. SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s Statements of Operations. Stock based compensation is based on awards ultimately expected to vest and is reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from those estimates.

For purposes of determining estimated fair value of share-based payment awards on the date of grant under SFAS 123(R), the Company uses the Black-Scholes option-pricing model (Black-Scholes Model). The Black-Scholes Model requires the input of highly subjective assumptions. Because the Company’s employee stock options may have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of the Company’s employee stock options. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which result in changes to these assumptions and methodologies, which could materially impact the Company’s fair value determination.

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

Recent Accounting Pronouncements:  Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2008:

	Level 1	Level 2	Level 3	Total
Money market funds	$37,054,335	$—	$—	$37,054,335
Municipal bonds	—	76,400,628	—	76,400,628
	$37,054,335	$76,400,628	$—	$113,454,963

The adoption of this statement did not have a material impact on the Company’s results of operations and financial condition.

Effective January 1, 2008, the Company adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to adopt the fair value option under this Statement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be re-characterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS No. 160 is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on its financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS No. 161”), which expands the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 specifically requires entities to provide enhanced disclosures addressing the following: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 161 on its financial position, results of operations and disclosures.

Results of Operations

Certain reclassifications have been made to the 2007 financial information to conform to the 2008 presentation. Such reclassifications had no effect on net loss and are primarily related to reclassifying costs between Research and development costs and General and administrative expenses in the Condensed Statements of Operations for the three and six months ended June 30, 2007. Our activities to date have substantially consisted of raising capital, business and product development, research and development and the development of our 1.5 MW production line and additional 30 MW expansion.

Contract Revenues.  Our Contract revenues were $344,115 and $207,149 for the three months ended June 30, 2008 and 2007, respectively. Contract revenues were $649,013 and $415,668 for the six months ended June 30, 2008 and 2007, respectively. Contract revenues are earned on our governmental R&D contracts novated January 1, 2007 from ITN and new government R&D contracts awarded to us in 2007 and 2008.

Related Party Revenues.  Related party revenues relate to research and development activities performed by the Company’s technical staff for ITN on ITN’s existing government research and development contracts. The Company bills ITN based on their direct costs and at government approved indirect rates. Related party revenues were $0 for the three months ended June 30, 2008 compared to $857 for the three months ended June 30, 2007. Related party revenues were $0 for the six months ended June 30, 2008 compared to related party revenues of $27,519 for the six months ended June 30, 2007.

Research and Development.  Research and development (R&D) costs include costs related to the performance on our governmental contracts and the costs incurred for pre-production activities on our 1.5 MW pilot line and our planned 30 MW line. R&D costs were $2,227,289 for the three months ended June 30, 2008 compared to $889,506 for the three months ended June 30, 2007, an increase of $1,337,783. Although governmental R&D expenditures increased slightly, the increase primarily relates to pre-production activities. Within the pre-production activities, the increase is primarily comprised of materials and equipment related costs of approximately $565,000, personnel related costs of approximately $216,000 and depreciation and amortization of approximately $336,000. R&D costs were $3,912,661 for the six months ended June 30, 2008 compared to $1,649,399 for the six months ended June 30, 2007, an increase of $2,263,262. The pre-production cost increases are primarily comprised of materials and equipment related costs of approximately $951,000, personnel related costs of approximately $430,000 and depreciation and amortization of approximately $588,000.

General and Administrative.  General and administrative (G&A) expenses were $1,298,061 for the three months ended June 30, 2008 compared to $1,041,230 for the three months ended June 30, 2007, an increase of $256,831. The increase is due to costs associated with increased headcount of approximately $281,000, which was partially offset by reductions in costs for consulting and recruiting in the approximate amount of $60,000. G&A was $2,606,548 for the six months ended June 30, 2008 compared to $2,035,220 for the six months ended June 30, 2007, an increase of $571,328. This increase is due to costs associated with increased headcount of approximately $546,000 an increase in public company costs of approximately $86,000 and increased trade show and facility costs of approximately $83,000. These increases were partially offset by reductions in consulting, recruiting and stock compensation expense of approximately $212,000.

Interest Expense.  Interest expense was $67,879 for the three months ended June 30, 2008 compared to $72 for the three months ended June 30, 2007, an increase of $67,807. Interest expense was $107,393 for the six months ended June 30, 2008 compared to $136 for the six months ended June 30, 2007, an increase of $107,257. The increase in Interest expense for both periods is related to the construction loan we entered into with the purchase of real property in February 2008.

Interest Income.  Interest income was $569,819 for the three months ended June 30, 2008 compared to $261,253 for the three months ended June 30, 2007, an increase of $308,566. Interest income was $899,603 for the six months ended June 30, 2008 compared to $406,551 for the six months ended June 30, 2007, an increase of $493,052. Interest income represents interest on cash and short term investments. The increases in Interest income for both periods is due to higher balances of cash and short term investments over the previous periods as a result of completed financings.

Net Loss.  Our Net Loss was $2,679,295 for the three months ended June 30, 2008 compared to a Net Loss of $1,461,549 for the three months ended June 30, 2007, an increase in Net Loss of $1,217,746.  Our Net Loss was $5,077,986 for the six months ended June 30, 2008 compared to a Net Loss of $2,835,017 for the six months ended June 30, 2007, an increase in Net Loss of $2,242,969. The increase in Net Loss can be summarized in variances in significant account activity as follows:

	Increase (decrease) to Net Loss For the Three months Ended June 30, 2008	Increase (decrease) to Net Loss For the Six months Ended June 30, 2008
Contract revenues	$(136,966)	$(233,345)
Related party revenue	857	27,519
Research and development costs
Manufacturing R&D	1,162,910	1,970,171
Government R&D	174,873	293,091
General and administrative expenses
Corporate G&A	332,559	820,424
Non-cash stock based compensation	(75,728)	(249,096)
Interest expense	67,807	107,257
Interest income	(308,566)	(493,052)
Increase to Net Loss	$1,217,746	$2,242,969

Liquidity and Capital Resources

During the six months ended June 30, 2008, we completed the following financing transactions:

•                  On March 28, 2008, Norsk Hydro acquired an additional 2,341,897 restricted shares of our common stock and 1,689,905 Class B warrants upon exercise of one of the options granted to Norsk Hydro on March 13, 2007. The exercise of the option resulted in proceeds to us of approximately $28.4 million, and reflected per share and per warrant purchase prices equal to the average of the closing bids of each security, as reported by NASDAQ, for the five consecutive trading days preceding exercise. After acquiring these additional shares, Norsk Hydro held approximately 35% of each of our total outstanding common shares and Class B warrants. As a result of the Company’s Secondary Public Offering in May 2008, Hydro’s holdings were diluted to approximately 27%. Pursuant to its other option, until June 15, 2009, Norsk Hydro has the opportunity to purchase additional shares and Class B warrants, generally at prevailing market prices at the time of exercise, to enable it to hold up to 35% of each class of security. After expiration of this option, Norsk Hydro will no longer be restricted to a 35% maximum holding in the Company and may purchase our securities in the open market.

•                  On February 8, 2008, the Company acquired an approximately 120,000 square foot manufacturing and office facility in Thornton, Colorado, for approximately $5.5 million. The purchase was financed by a promissory note, deed of trust and construction loan agreement with CHFA, which provide the Company borrowing availability of up to $7.5 million for the building and building improvements. The Company paid approximately $1.3 million in cash and was advanced approximately $4.2 million from CHFA to fund the initial acquisition of the property. The construction loan terms require payments of interest only at 6.6% on the outstanding balance until January 1, 2009, at which time the construction loan will be refinanced by a permanent loan. The permanent loan will have an interest rate of 6.6% and the principal will be amortized over a period of approximately 19 years and 1 month consistent with a maturity date 20 years after the incurrence of the construction loan on February 8, 2008. The terms of the permanent loan are specified in a CHFA Construction and Permanent Loan Commitment dated January 16, 2008. We expect to complete building improvements in 2008 and 2009 of approximately $8 to $10 million, of which $3.3 million will be funded through advancements on the construction loan with CHFA. If we prepay the construction loan, or if we prepay the permanent loan during the first seven years of the permanent loan, we will be subject to a “yield maintenance” prepayment penalty. Further, pursuant to certain negative covenants contained in the deed of trust associated with the construction loan, until the construction loan is repaid and all of our secured obligations performed in full, we may not, among other things, without CHFA’s prior written consent (which by the terms of the deed of trust is not subject to a reasonableness requirement): create or incur additional indebtedness (other than obligations created or incurred in the ordinary course of business); merge or consolidate with any other entity; or make loans or advances to our officers, shareholders, directors or employees. Documentation relating to the permanent loan may contain negative covenants similar or identical to those associated with the construction loan.

•                  On January 4, 2008, warrants that had been issued to the representative of the underwriters in our IPO were exercised resulting in the issuance of 75,000 shares of common stock and 75,000 Class B warrants for total proceeds to us of approximately $495,000.

•                  During January and May 2008, a total of 98,800 Class B public warrants were exercised resulting in proceeds to us of approximately $1,086,800.

•                  On May 15, 2008, the SEC declared effective our Registration Statement on Form S-3 (Reg. No. 333-149740), and we completed our Secondary Public Offering of 4,370,000 shares of common stock, which includes 570,000 shares issued upon the underwriter’s exercise of its overallotment in full. The offering price of $14.00 per share, resulted in proceeds of $61,180,000.  After deducting underwriting discounts and commissions and offering expenses of approximately $4,351,000, net proceeds to the Company were approximately $56,829,000. JP Morgan was the managing underwriter of our Secondary Public Offering.

For the six months ended June 30, 2008, our cash used in operations was approximately $4.1 million compared to approximately $1.9 million for the six months ended June 30, 2007. For the six months ended June 30, 2008 approximately $11.0 million had been expended in capital to complete our 1.5 MW production line and facility modifications, initial payments on our one meter wide research and development and 30 MW production tools and acquisition of the Thornton, Colorado manufacturing and office building for our planned manufacturing expansion. Approximately $4.2 million of our Thornton, Colorado manufacturing and office building was financed through a loan with CHFA. As of June 30, 2008, we had approximately $114.0 million in cash and investments. We currently expect the capital expenditures in 2008 and 2009 needed to support the first 30 MW of rated capacity to total approximately $80 million to $85 million for property, plant and equipment and a total of approximately $8 million for installation, qualification and other associated pre-operating expenses. In addition, we have budgeted approximately $6 million in 2008 and 2009 for the procurement and installation of the one meter wide manufacturing development tools, sources, and sensor control systems.  The Company has made down payments of $5.0 million for the 30 MW production and manufacturing development tools as of June 30, 2008.

During the six months ended June 30, 2008, the use of cash for operational expenses averaged approximately $683,000 per month and related to pre-manufacturing activities, research and technology development, business development and general corporate expenses. We expect these operational expenses to increase during 2008 as we commence commercial production and increase the size of our workforce. Average monthly operational expense for the first six months of 2008 of approximately $683,000 is net of average monthly R&D revenues from our government contracts of approximately $108,000 and average monthly interest income of approximately $150,000. A significant component of our first and second quarter costs related to the ongoing qualification of our 1.5 MW line and continuing corporate costs related to building the required infrastructure to support our 1.5 MW manufacturing operations and expansion plans. We anticipate that our operational expenditures will continue to increase throughout 2008 and 2009 due to the planned hiring of additional personnel to help our 1.5 MW production line reach its operating potential and in connection with our planned expansion of manufacturing capacity. As of July 15, 2008, we had 44 full-time employees of which 25 were manufacturing personnel. We plan to increase our staff by the end of 2008 to approximately 80 to 85 people, principally in manufacturing, business development and sales and marketing.

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

Item 4T.  Controls and Procedures

(a)                                  Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (SEC) rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of June 30, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2008, the design and operation of our disclosure controls and procedures were effective.

(b)                                  Changes in Internal Control over Disclosure and Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 2.  Unregistered Sales of Equity Securities and Use of proceeds

None

Item 6.  Exhibits

Exhibit No.	Description
3.1

Registrant’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form SB-2 filed January 23, 2006 (Reg. No. 333-131216), as amended)

3.2	Registrant’s Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed April 17, 2007)

10.1

Amended and Restated 2005 Stock Option Plan and Form of Stock Option Agreement (Approved by Board of Directors on April 16,2007; Adopted by Stockholders on June 15, 2007) (incorporated by reference to Exhibit 10.1 to our June 30, 2007 Quarterly Report on Form 10-QSB filed July 31, 2007)

10.2	Employment Agreement with Matthew Foster (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form SB-2 filed January 23, 2006 (Reg. No. 333-131216), as amended)

10.3	Employment Agreement with Dr. Joseph Armstrong (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form SB-2 filed January 23, 2006 (Reg. No. 333-131216), as amended)

10.4	Employment Agreement with Janet Casteel (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form SB-2 filed January 23, 2006 (Reg. No. 333-131216), as amended)

10.5	Employment Agreement with Dr. Prem Nath (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-KSB filed March 30, 2007)

10.6	Employment Agreement with Joseph McCabe (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-KSB filed March 30, 2007)

10.7	Employment Agreement with Mohan S. Misra (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 27, 2007)

10.8	Employment Agreement with Ashutosh Misra (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed April 27, 2007)

10.9	Amendment to Employment Agreement with Prem Nath (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 11, 2008)

10.10	Amendment to Employment Agreement with Matthew Foster (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 14, 2007)

Exhibit No.	Description
10.11

Securities Purchase Agreement by and between the Registrant and ITN Energy Systems, Inc. (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form SB-2 filed January 23, 2006 (Reg. No. 333-131216), as amended)(CTR)

10.12

Invention and Trade Secret Assignment Agreement and between the Registrant and ITN Energy Systems, Inc. (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form SB-2 filed January 23, 2006 (Reg. No. 333-131216), as amended)(CTR)

10.13

Patent Application Assignment Agreement by and between the Registrant and ITN Energy Systems, Inc. (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form SB-2 filed January 23, 2006 (Reg. No. 333-131216), as amended)

10.14

License Agreement by and between the Registrant and ITN Energy Systems, Inc. (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form SB-2 filed January 23, 2006 (Reg. No. 333-131216), as amended)(CTR)

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

10.22

Bridge Unit Purchase and Investor Subscription agreement with forms of promissory note and bridge right (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form SB-2 filed January 23, 2006 (Reg. No. 333-131216), as amended)

10.23

Amendment No. 1 to Bridge Unit Purchase and Investor Subscription Agreement (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form SB-2 filed January 23, 2006 (Reg. No. 333-131216), as amended)

10.24

Amendment to Annex B to Bridge to Bridge Unit Purchase and Investor Subscription Agreement (incorporated by reference to Exhibit 10.13A to our Registration Statement on Form SB-2 filed January 23, 2006 (Reg. No. 333-131216), as amended)

10.25

Non-Exclusive Patent License Agreement with Midwest Research Institute (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form SB-2 filed January 23, 2006 (Reg. No. 333-131216), as amended)(CTR)

10.26	Letter Agreement with the University of Delaware (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form SB-2 filed January 23, 2006 (Reg. No. 333-131216), as amended)

10.27	License Agreement between UD Technology Corporation and Ascent Solar Technologies, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 29, 2007)(CTR)

10.28	Novation Agreement with ITN Energy Systems, Inc. and the United States Government (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-KSB filed March 30, 2007)

Exhibit No.	Description
10.29	Amendment to Service Center Agreement with ITN Energy Systems, Inc. (incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-KSB filed March 30, 2007)

10.30	Amendment to Sublease Agreement with ITN Energy Systems, Inc. (incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-KSB filed March 30, 2007)

10.31	Securities Purchase Agreement with Norsk Hydro Produksjon AS (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed March 13, 2007)

10.32	Stockholders’ Agreement with Norsk Hydro Produksjon AS (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed March 13, 2007)

10.33	Registration Rights Agreement with Norsk Hydro Produksjon AS (incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed March 13, 2007)

10.34	Voting Agreement with Norsk Hydro Produksjon AS (incorporated by reference to Exhibit 99.4 to our Current Report on Form 8-K filed March 13, 2007)

10.35	Consulting Agreement with Ashutosh Misra (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-KSB filed March 30, 2007)

10.36	Contract to Buy and Sell Real Estate and Closing Statement with JN Properties (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed March 14, 2008)

10.37	Construction Loan Agreement with Colorado Housing and Finance Authority (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K filed March 14, 2008)

10.38	Promissory Note with Colorado Housing and Finance Authority (incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10-K filed March 14, 2008)

10.39	Construction and Permanent Loan Commitment with Colorado Housing and Finance Authority (incorporated by reference to Exhibit 10.39 to our Annual Report on Form 10-K filed March 14, 2008)

10.40	Norsk Hydro Cooperation Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 19, 2007)

10.41	Amendment No. 1 to Securities Purchase Agreement with Norsk Hydro Produksjon AS (incorporated by reference to Exhibit 10.41 to our Annual Report on Form 10-K filed March 14, 2008)

10.42	Employment Agreement with Gary Gatchell (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed March 31, 2008)

10.43	Restricted Stock Award Agreement with Gary Gatchell (incorporated by reference to Exhibit 10.43 to our Quarterly Report on Form 10 Q filed April 29, 2008)

10.44	Amendment to Employment Agreement with Mohan Misra*

10.45

Second Amended and Restated 2005 Stock Option Plan and Form of Stock Option Agreement (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 filed on July 30, 2008 (Reg. No. 333-152642))

10.46	2008 Restricted Stock Option Plan (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 filed on July 30, 2008 (Reg. No. 333-152643))

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

*                                                   Filed herewith

(CTR)                          Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

ASCENT SOLAR TECHNOLOGIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of August, 2008.

ASCENT SOLAR TECHNOLOGIES

By:	/s/ MATTHEW FOSTER
Matthew Foster
Chief Executive Officer