Form 10-Q
period 2008-09-30
Ascent Solar Technologies, Inc.
filed 2008-11-10
CIK 1350102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Yes ☐  No ☒

At November 5, 2008, 20,938,049 shares of the registrant’s Common Stock, par value $0.0001 per share, were outstanding.

ASCENT SOLAR TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

Quarterly Period Ended September 30, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Balance Sheets—As of September 30, 2008 and December 31, 2007	3
	Condensed Statements of Operations—For the three and nine months ended September 30, 2008 and September 30, 2007 and for the period from inception (October 18, 2005) through September 30, 2008	4
	Condensed Statements of Stockholders’ Equity—For the period from inception (October 18, 2005) through September 30, 2008	5
	Condensed Statements of Cash Flows—For the nine months ended September 30, 2008 and September 30, 2007 and for the period from inception (October 18, 2005) through September 30, 2008	7
	Notes to Condensed Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4T.	Controls and Procedures	29

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of proceeds	29

Item 4.	Submission of Matters to a Vote of Security Holders	30

Item 6.	Exhibits	31

SIGNATURES		34

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

ASCENT SOLAR TECHNOLOGIES, INC.

(A Development Stage Company as Defined by SFAS No. 7)

CONDENSED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$52,638,245	$580,746
Restricted cash	2,300,000	—
Investments	39,032,495	37,120,000
Accounts receivable—contracts	208,737	204,351
Other current assets	736,854	349,062
Total current assets	94,916,331	38,254,159

Property and Equipment at Cost:	22,515,834	1,766,294
Less accumulated depreciation and amortization	(1,106,017)	(115,051)
	21,409,817	1,651,243
Other Assets
Investments – non-current	4,584,220	—
Deposits on manufacturing equipment	23,643,499	9,720,309
Patents, net of amortization of $5,116 and $0, respectively	124,222	91,215
Other non-current assets	72,500	100,000
	28,424,441	9,911,524
Total Assets	$144,750,589	$49,816,926
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$286,693	$257,529
Related party payables	335,228	264,797
Accrued liabilities	10,489,871	652,524
Current portion of long-term debt	111,656	—
Forward contract liabilities	722,715	—
Total current liabilities	11,946,163	1,174,850

Deferred Rent	14,014	20,021

Long-Term Debt	5,861,713	—

Commitments and Contingencies (Notes 5 & 11)

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.0001 par value, 75,000,000 shares authorized; 18,495,448 and 11,435,901 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	1,850	1,144
Additional paid in capital	148,835,201	60,512,476
Deficit accumulated during the development stage	(21,735,440)	(11,891,565)
Accumulated other comprehensive loss	(172,912)	—
Total stockholders’ equity	126,928,699	48,622,055
Total Liabilities and Stockholders’ Equity	$144,750,589	$49,816,926

The accompanying notes are an integral part of these condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

(A Development Stage Company as Defined by SFAS No. 7)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

					For the Period from
	For the Three Months		For the Nine Months		inception (October
	Ended September 30,		Ended September 30,		18, 2005) through
	2008	2007	2008	2007	September 30, 2008

Research and Development Revenues
Contract revenues	$422,487	$324,064	$1,071,500	$739,732	$2,046,655
Related party revenues	—	—	—	27,519	27,519
Total Revenues	422,487	324,064	1,071,500	767,251	2,074,174

Costs and Expenses
Research and development	2,609,926	1,100,328	6,522,587	2,749,727	11,188,630
General and administrative	2,284,839	1,807,773	4,889,824	3,842,993	13,732,568
Total Costs and Expenses	4,894,765	2,908,101	11,412,411	6,592,720	24,921,198

Loss from Operations	$(4,472,278)	$(2,584,037)	$(10,340,911)	$(5,825,469)	$(22,847,024)

Other Income/(Expense)
Interest expense	(938)	(270)	(109,893)	(406)	(1,193,748)
Interest income	687,801	518,909	1,587,404	925,460	3,285,807
Realized loss on forward contract	(257,760)	—	(257,760)	—	(257,760)
Unrealized loss on forward contracts	(722,715)	—	(722,715)	—	(722,715)
	(293,612)	518,639	497,036	925,054	1,111,584

Net Loss	$(4,765,890)	$(2,065,398)	$(9,843,875)	$(4,900,415)	$(21,735,440)

Net Loss Per Share	$(0.26)	$(0.19)	$(0.63)	$(0.61)
(Basic and diluted)

Weighted Average Common Shares Outstanding
(Basic and diluted)	18,461,158	10,609,460	15,536,689	8,017,084

The accompanying notes are an integral part of these condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

(A Development Stage Company as Defined by SFAS No. 7)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME AND (LOSS)

For the Period from inception (October 18, 2005) through December 31, 2007 (Audited) and for the
Nine Months Ended September 30, 2008 (Unaudited)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at inception, October 18, 2005	—	—		—	—	—	—	—
Proceeds from sale of common stock (11/05 @ $.04 per share)	972,000	$97	—	$—	$38,783	$—	$—	$38,880
Stock based compensation:
Founders stock	—	—	—	—	933,120	—	—	933,120
Stock options	—	—	—	—	26,004	—	—	26,004
Net loss	—	—	—	—	—	(1,207,234)	—	(1,207,234)
Balance, December 31, 2005	972,000	$97	—	$—	$997,907	$(1,207,234)	$—	$(209,230)
Transfer of assets at historical cost (1/06 @ $0.03 per share)	1,028,000	103	—	—	31,097	—	—	31,200
Proceeds from IPO (7/06 @ $5.50 per unit)	3,000,000	300	—	—	16,499,700	—	—	16,500,000
IPO costs	—	—	—	—	(2,392,071)	—	—	(2,392,071)
Stock issued to bridge loan lenders (7/06 @ $2.75 per share)	290,894	29	—	—	799,971	—	—	800,000
Exercise of stock options (9/06 & 12/06 @ $0.10 per share)	31,200	3	—	—	3,117	—	—	3,120
Stock based compensation—stock options	—	—	—	—	348,943	—	—	348,943
Net loss	—	—	—	—	—	(4,180,912)	—	(4,180,912)
Balance, December 31, 2006	5,322,094	$532	—	$—	$16,288,664	$(5,388,146)	$—	$10,901,050
Exercise of stock options (1/07-12/07@ $.10) (7/07-12/07@ $4.25) (9/07-12/07@ $2.51-$2.76)	169,963	17	—	—	346,417	—	—	346,434
Conversion of Class A public warrants at $6.60	3,098,382	310	—	—	20,449,011	—	—	20,449,321
Redemption of Class A public warrants at $0.25 per share	—	—	—	—	(48,128)	—	—	(48,128)
Conversion of Class B public warrants at $11.00 per share	11,000	1	—	—	120,999	—	—	121,000
Stock based compensation—stock options	—	—	—	—	1,734,879	—	—	1,734,879
Proceeds from private placement:	—
Common stock (3/07 @ $5.77 and 8/07 @ $7.198)	2,534,462	254	—	—	15,962,003	—	—	15,962,257
Class B public warrants (8/07 @ $1.91)	—	—			3,754,468	—	—	3,754,468
Private placement costs	—	—	—	—	(75,807)	—	—	(75,807)
Exercise of representative’s warrants (9/07-11/07 @ $6.60 per unit)	300,000	30	—	—	1,979,970	—	—	1,980,000
Net loss	—	—	—	—	—	(6,503,419)	—	(6,503,419)
Balance, December 31, 2007	11,435,901	$1,144	—	$—	$60,512,476	$(11,891,565)	$—	$48,622,055

The accompanying notes are an integral part of these condensed financial statements.

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2007	11,435,901	$1,144	—	$—	$60,512,476	$(11,891,565)	$—	$48,622,055
Exercise of stock options (1/08-9/08 @ $0.10, $2.73, $2.90 & $4.25)	109,004	11	—	—	118,109	—	—	118,120
Issuance of Restricted Stock	64,846	7	—	—	(7)	—	—	—
Conversion of Class B public warrants at $11.00 per share	98,800	9	—	—	1,086,791	—	—	1,086,800
Stock based compensation	—	—	—	—	1,284,226	—	—	1,284,226
Proceeds from private placement:
Common stock (3/08 @ $9.262)	2,341,897	234	—	—	21,690,416	—	—	21,690,650
Class B public warrants (3/08 @ $3.954)	—	—	—	—	6,681,884	—	—	6,681,884
Exercise of representative’s warrants (1/08 @ $6.60 per unit)	75,000	8	—	—	494,992	—	—	495,000
Proceeds from shareholder under Section 16(b)	—	—	—	—	148,109	—	—	148,109
Proceeds from secondary public offering (5/08 @ $14.00)	4,370,000	437	—	—	61,179,563	—	—	61,180,000
Costs of secondary public offering	—	—	—	—	(4,361,358)	—	—	(4,361,358)
Components of comprehensive loss
Net loss	—	—	—	—	—	(9,843,875)	—	(9,843,875)
Unrealized loss on investments	—	—	—	—	—	—	(172,912)	(172,912)
Total comprehensive loss	—	—	—	—	—	(9,843,875)	(172,912)	(10,016,787)

Balance, September 30, 2008	18,495,448	$1,850	—	$—	$148,835,201	$(21,735,440)	$(172,912)	$126,928,699

The accompanying notes are an integral part of these condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

(A Development Stage Company as Defined by SFAS No. 7)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,		For the Period from inception (October 18, 2005) through
	2008	2007	September 30, 2008
Operating Activities:
Net loss	$(9,843,875)	$(4,900,415)	$(21,735,440)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	997,303	44,540	1,113,633
Stock based compensation	1,284,226	1,633,361	4,327,172
Realized loss on forward contract	257,760	—	257,760
Unrealized loss on forward contracts	722,715	—	722,715
Charge off of deferred financing costs to interest expense	—	—	198,565
Charge off of bridge loan discount to interest expense	—	—	800,000
Changes in operating assets and liabilities:
Accounts receivable	(4,386)	(164,819)	(208,737)
Other current assets	(387,792)	(214,564)	(736,854)
Accounts payable	29,164	449,203	286,693
Related party payable	70,431	18,766	335,228
Deferred rent	(6,007)	7,582	14,014
Accrued liabilities	765,541	206,428	1,418,065
Net cash used in operating activities	(6,114,920)	(2,919,918)	(13,207,186)

Investing Activities:
Purchases of available-for-sale-securities	(273,068,887)	(84,822,394)	(416,429,681)
Maturities and sales of available for-sale securities	266,399,259	54,162,171	372,640,053
Purchase of property and equipment	(10,682,200)	(1,531,805)	(20,112,213)
Deposits on manufacturing equipment	(15,076,483)	(4,606,716)	(17,226,828)
Restricted cash for manufacturing equipment	(2,300,000)	(465,000)	(2,300,000)
Patent activity costs	(36,844)	(27,497)	(104,381)
Net cash used in investing activities	(34,765,155)	(37,291,241)	(83,533,050)

Financing Activities:
Proceeds from bridge loan financing	—	—	1,600,000
Repayment of bridge loan financing	—	—	(1,600,000)
Payment of debt financing costs	(75,000)	—	(273,565)
Payment of equity offering costs	(4,361,358)	(75,807)	(6,829,237)
Proceeds from debt	5,973,369	—	6,173,369
Repayment of debt	—	—	(200,000)
Proceeds from shareholder under Section 16(b)	148,109	—	148,109
Proceeds from issuance of stock and warrants	91,252,454	41,095,092	150,407,933
Redemption of Class A warrants	—	(48,128)	(48,128)
Net cash provided by financing activities	92,937,574	40,971,157	149,378,481

Net change in cash and cash equivalents	52,057,499	759,998	52,638,245

Cash and cash equivalents at beginning of period	580,746	786,357	—

Cash and cash equivalents at end of period	$52,638,245	$1,546,355	$52,638,245

Supplemental Cash Flow Information:
Cash paid for interest	$165,256	$406	$250,499

Cash paid for income taxes	$—	$—	$—

Non-Cash Transactions:
ITN initial contribution of assets for equity	$—	$—	$31,200

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The Company’s activities to date have substantially consisted of raising capital, research and development, and the development of a 1.5 MW production plant and additional 30 MW expansion. Revenues to date have been generated from the Company’s government research and development (R&D) contracts and have not been significant. The Company’s planned principal operations to commercialize flexible PV modules has not yet commenced. Accordingly, the Company is considered to be in the development stage, as defined in Statement of Financial Accounting Standards No. 7 (SFAS No. 7), “Accounting and Reporting by Development Stage Enterprises.”

The accompanying unaudited financial statements, consisting of the Condensed Balance Sheet as of September 30, 2008, the Condensed Statements of Operations for the three and nine months ended September 30, 2008 and 2007 and for the period from inception (October 18, 2005) through September 30, 2008, the Condensed Statements of Stockholders’ Equity for the period from inception (October 18, 2005) through September 30, 2008 and the Condensed Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 and for the period from inception (October 18, 2005) through September 30, 2008, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed financial statements do not include all of the information and footnotes typically found in the audited financial statements and footnotes thereto included in the Annual Report on Form 10-K of Ascent Solar Technologies, Inc. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

The Condensed Balance Sheet at December 31, 2007 and the Condensed Statements of Stockholders’ Equity for the period from inception (October 18, 2005) through December 31, 2007 have been derived from the audited financial statements as of that date but do not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the three and nine months ended September 30, 2008 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Unaudited Information: The accompanying interim financial information as of September 30, 2008 and for the three and nine months ended September 30, 2008 and September 30, 2007 and the period from inception (October 18, 2005) through September 30, 2008 was taken from the Company’s books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of results of normal recurring accruals) that are necessary to properly reflect the financial position of the Company as of September 30, 2008 and September 30, 2007 and the results of operations for the three and nine months ended September 30, 2008 and 2007 and the period from inception (October 18, 2005) through September 30, 2008 so that the financial statements are not misleading.

Investments: The Company accounts for investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Securities held by the Company as of September 30, 2008 are classified as available-for-sale and consisted of U.S. government securities, corporate securities, and municipal bonds. Such investments are carried at fair value, based on quoted market prices with the unrealized holding gains and losses reported as Accumulated other comprehensive income in the stockholders’ equity section of the balance sheet. Realized gains and losses on sales of securities are computed using the specific identification method. The Company evaluates declines in market value for potential impairment. If the decline results in a value below cost and is determined to be other than temporary, the investment is written down to its impaired value and a new cost basis is established. A summary of available-for-sale securities as of September 30, 2008 is as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$29,545,910	$—	$(46,179)	$29,499,731
Corporate securities	8,703,089	—	(126,105)	8,576,984
Municipal bonds	5,540,628	—	(628)	5,540,000
Total	$43,789,627	$—	$(172,912)	$43,616,715

Contractual maturities of our available-for-sale investments as of September 30, 2008 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
One year or less	$39,200,934	$—	$(168,439)	$39,032,495
One year to two years	4,588,693	—	(4,473)	4,584,220
Total	$43,789,627	$—	$(172,912)	$43,616,715

We typically invest in highly-rated securities with low probabilities of default. Our investment policy specifies minimum investment grade criteria, types of acceptable investments, concentration limitations and duration.

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

Patents: At such time as the Company is awarded patents, patent costs are amortized on a straight-line basis over the legal life, or over their estimated useful lives, whichever is shorter. As of September 30, 2008, the Company had $124,222 of net patent costs of which $30,696 represent costs net of amortization incurred for an awarded patent, and the remaining $93,526 represents costs incurred for patents filed for. Amortization expense for the nine months ended September 30, 2008 and 2007 was $5,116 and $0, respectively.

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

Net loss per Common Share: Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share include no dilution and are computed by dividing income available to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. Common stock equivalents consisting of Class B warrants, IPO warrants (representative warrants), and stock options outstanding as of September 30, 2008 of approximately 11.6 million shares, have been omitted from loss per share because they are anti-dilutive. Basic and diluted loss per share was the same in each of the periods ended September 30, 2008 and 2007.

Research and Development Costs: Research and development costs are expensed as incurred.

Incomes Taxes: In July 2006, the FASB issued FASB Interpretation (FIN 48), “Accounting for Uncertainty in Income Taxes.” The Company adopted the provisions of FIN 48 on January 1, 2007. Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates as of the date of enactment.

As defined, FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company became subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal tax return and its Colorado tax return as “major” tax jurisdictions, as defined. The periods subject to examination for the Company’s federal and state tax returns are tax years 2005 through 2007. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

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

Comprehensive income (loss).  Our comprehensive income (loss) consists of our net income (loss), and changes in unrealized gains or losses on investments, the impact of which has been excluded from net loss.  We present our comprehensive income (loss) in the Condensed Statements of Stockholders’ Equity and Comprehensive Income and (Loss).  Our accumulated other comprehensive income (loss) is presented as a component of equity in our Condensed Balance Sheets and consists of the cumulative amount of unrealized gains or losses on available-for-sale investments that we have incurred since the inception of our business.

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

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of September 30, 2008:

	Level 1	Level 2	Level 3	Total
Financial Assets:
U.S. government securities	$27,946,450	$25,657,377	$—	$53,603,827
Money market funds	16,820,210	—	—	16,820,210
Corporate securities	—	20,038,884	—	20,038,884
Municipal bonds	—	5,540,000	—	5,540,000
	$44,766,660	$51,236,261	$	$96,002,921

Financial Liabilities:
Derivative liability	$—	$722,715	$—	$722,715

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (SFAS 160), which will change the accounting and reporting for minority interests, which will be re-characterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on its financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (SFAS 161), which expands the disclosure requirements for derivative instruments and hedging activities. SFAS 161 specifically requires entities to provide enhanced disclosures addressing the following: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 161 on its financial position, results of operations and disclosures.

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

The components of accounts receivable as of September 30, 2008 and December 31, 2007 are:

	September 30, 2008	December 31, 2007
Billed receivables	$163,441	$176,168
Unbilled receivables	45,296	28,183
Total	$208,737	$204,351

Unbilled receivables represent costs incurred but not yet billed, including retainage amounts by the government on contracts that have not been closed out at the end of the period.

Provisional Indirect Cost Rates—During 2007 and for the nine months ended September 30, 2008, the Company billed the government under cost-based R&D contracts at provisional billing rates which permit the recovery of indirect costs. These rates are subject to audit on an annual basis by the government agencies’ cognizant audit agency. The cost audit will result in the negotiation and determination of the final indirect cost rates. The Company has not been audited and has not received final rate determinations for the year ended December 31, 2007 or the nine months ended September 30, 2008. The final rates, if different from the actual, may create an additional receivable or liability. In the opinion of management, re-determination of any cost-based contracts will not have a material effect on the Company’s financial position or results of operations.

Contract Status—The Company has authorized but not completed contracts on which work is in process at September 30, 2008 and December 31, 2007 as follows:

	September 30, 2008	December 31, 2007
Total contract price of initial contract awards, including exercised options and approved change orders (modifications)	$6,889,991	$5,228,023
Completed to date(1)	(3,876,143)	(2,828,453)
Authorized backlog	$3,013,848	$2,399,570

(1)                                  Includes work performed by ITN prior to January 1, 2007.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Computer Equipment	$184,944	$147,943
Furniture and Fixtures	34,099	2,027
R&D Equipment	222,037	150,993
Shop/Facility Equipment	79,986	12,253
Leasehold Improvements	738,915	724,907
Manufacturing Equipment	11,480,755	728,171
Real Property	5,431,052	—
Construction in Process	4,344,046	—
	22,515,834	1,766,294
Less: Accumulated depreciation and amortization	(1,106,017)	(115,051)
Property and equipment, net	$21,409,817	$1,651,243

Depreciation and amortization expense for the nine months ended September 30, 2008 and 2007 was $990,966 and $44,540, respectively.

We incurred and capitalized interest costs related to our construction loan for our facility expansion into our property and equipment as follows during the nine months ended September 30, 2008:

September 30, 2008
Interest cost incurred	$199,875
Interest cost capitalized	(89,982)
Interest expense, net	$109,893

NOTE 5. DEPOSITS ON MANUFACTURING EQUIPMENT

As of October 31, 2008, the Company had entered into purchase agreements of approximately $77 million for the acquisition of manufacturing production tools and approximately $6 million for one meter wide manufacturing development tools for the Company’s planned expansion to approximately 30 MW of rated capacity and planned future implementation of one meter wide substrates. As of September 30, 2008, the Company had made progress payments of approximately $17.4 million on these purchase agreements which are reflected on the Condensed Balance Sheet as Deposits on manufacturing equipment. Generally, these purchase agreements have milestone-based deliverables, such as the Company’s acceptance of design requirements and successful installation and commissioning of the equipment. Approximately $25.6 million of the purchase agreements entered into are denominated in foreign currencies and approximately $12.5 million has been hedged through the establishment of forward pricing contracts with a bank.

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

The discount for the commission ($160,000) and the Bridge Rights ($800,000) were amortized into interest expense over the life of the loans. In July 2006 with the repayment of the Bridge Loans, the remaining unamortized balance of the discount for commission and Bridge Rights was recognized as interest expense in the Condensed Statements of Operations. For the period from inception (October 18, 2005) through September 30, 2008, the Company recorded $960,000 in interest expense related to these discounts.

On February 8, 2008, the Company acquired an approximately 120,000 square foot manufacturing and office facility in Thornton, Colorado, for approximately $5.5 million. The purchase was financed by a promissory note, deed of trust and construction loan agreement with the Colorado Housing and Finance Authority (CHFA), which provide the Company borrowing availability of up to $7.5 million for the building and building improvements. The Company paid approximately $1.3 million in cash and was advanced approximately $4.2 million from CHFA to fund the initial acquisition of the property. The construction loan terms require payments of interest only at 6.6% on the outstanding balance until January 1, 2009, at which time the construction loan will be refinanced by a permanent loan. The permanent loan will have an interest rate of 6.6% and the principal will be amortized over a period of approximately 19 years and 1 month consistent with a maturity date 20 years after the incurrence of the construction loan on February 8, 2008. The terms of the permanent loan are specified in a CHFA Construction and Permanent Loan Commitment dated January 16, 2008. We expect to complete building improvements in 2008 and 2009 of approximately $11 to 12 million, of which $3.3 million will be funded through advances on the construction loan with CHFA. Additional infrastructure costs related to build out of additional two structures, electrical upgrade and other utilities have increased our budget for our building improvements since originally projected early this year. If we prepay the construction loan, or if we prepay the permanent loan during the first seven years of the permanent loan, we will be subject to a “yield maintenance” prepayment penalty. Further, pursuant to certain negative covenants contained in the deed of trust associated with the construction loan, until the construction loan is repaid and all of our secured obligations performed in full, we may not, among other things, without CHFA’s prior written consent (which by the terms of the deed of trust is not subject to a reasonableness requirement): create or incur additional indebtedness (other than obligations created or incurred in the ordinary course of business); merge or consolidate with any other entity; or make loans or advances to our officers, shareholders, directors or employees. Documentation relating to the permanent loan may contain negative covenants similar or identical to those associated with the construction loan.

The outstanding balance of the construction loan was $5,973,369 as of September 30, 2008. We anticipate that the entire $7.5 million of borrowing availability will be funded by CHFA during the fourth quarter 2008.

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS

The Company is actively engaged in purchasing manufacturing equipment internationally and is exposed to foreign currency risk. In July 2008, the Company entered into forward contracts designed to hedge scheduled contractual payments to equipment suppliers which are denominated in euros. The total notional value of the forward contracts was €6.4 million with various contract settlement dates beginning September 15, 2008 through July 31, 2009.  The Company elected not to use hedge accounting under SFAS 133 and accordingly, the unrealized losses on each forward contract were determined at the balance sheet date based upon current market rates and are reported as Unrealized losses on forward contracts in the Statement of Operations. Upon settlement of the forward contracts, realized gains or losses are reported in the Statement of Operations as Realized gains or losses on forward contracts. As of September 30, 2008, the unrealized loss on these forward contracts was $722,715 and the realized loss was $257,760. Although the hedging activity is designed to fix the dollar amount to be expended, the asset purchased is recorded at the spot rate in effect as of the date of the payment to the supplier. The difference between the spot rate and the forward rate has been reported as a loss on forward contract. The forward contract was 100% effective in fixing the amount to be paid to the supplier in dollar terms as of the date the forward contract was entered into. In connection with the forward contracts, the Company has a $2.3 million credit facility with the bank holding the forward contracts which is reflected as restricted cash on the September 30, 2008 balance sheet. Derivative financial instruments are not used for speculative or trading purposes. See Note 2 for information about the fair value measurement of our derivative financial instruments.

NOTE 8. STOCKHOLDERS’ EQUITY

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

The exercise period ended June 22, 2007. During the exercise period, 3,098,382 Class A warrants (94.1% of the total outstanding) were exercised for an equal number of shares of common stock, and the Company received $20,449,321 in proceeds from the warrant exercises. At the end of the exercise period, 192,512 Class A warrants remained outstanding. The Company has set aside funds with its warrant transfer agent to redeem the outstanding warrants for $0.25 per warrant, or a total cost of $48,128. As of September 30, 2008, 9,090 Class A warrants remain unredeemed.

Class B warrants. The Class B warrants included in the units became exercisable on August 10, 2006. The exercise price of a Class B public warrant is $11.00. The Class B warrants expire on July 10, 2011. The Company does not have the right to redeem the Class B warrants. During the nine months ended September 30, 2008 and the year ended December 31, 2007, 98,800 and 11,000 Class B warrants were exercised resulting in proceeds to the Company of approximately $1,086,800 and $121,000, respectively. As of September 30, 2008, 10,502,583 Class B warrants were outstanding.

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

Representative’s warrants to purchase 150,000 units have been exercised as of December 31, 2007, as have the 150,000 underlying Class A warrants resulting in an issuance of 300,000 shares of common stock and 300,000 Class B warrants for total proceeds to the Company of $1.98 million. During the nine months ended September 30, 2008 an additional 37,500 units have been exercised, as have the 37,500 underlying Class A warrants resulting in an issuance of 75,000 shares of common stock and 75,000 Class B warrants for total proceeds to the Company of $495,000. To the extent that holders of representative’s warrants are entitled to receive Class A warrants upon exercise of the representative’s warrants, those warrants will be immediately subject to call for redemption at $0.25 per warrant. The holders will then have to decide whether to exercise their Class A warrants or hold them for redemption. As of September 30, 2008, 112,500 representative’s warrants remained unexercised.

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

On October 8, 2008, Hydro acquired an additional 2,421,801 shares of the Company’s common stock. The purchase resulted in a return to Hydro’s ownership of approximately 35% of the Company’s common stock. Gross proceeds to the company from the follow on investment were approximately $15 million, and reflect per share purchase prices equal to the average of the closing bids of each security, as reported by NASDAQ, for the five consecutive trading days preceding exercise. Until June 15, 2009, the second option entitles Hydro to purchase from the Company additional restricted shares of common stock and Class B warrants to maintain ownership of up to 35% of issued and outstanding common stock and Class B warrants.

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

Secondary Public Offering: On May 15, 2008, the SEC declared effective the Company’s Registration Statement on Form S-3 (Reg. No. 333-149740), and the Company completed its Secondary Public Offering of 4,370,000 shares of common stock, which included 570,000 shares issued upon the underwriter’s exercise of their overallotment in full. The offering price of $14.00 per share resulted in proceeds of $61,180,000. After deducting underwriting discounts and commissions and offering expenses of approximately $4,361,000, net proceeds to the Company were approximately $56,819,000. JP Morgan was the managing underwriter of the Secondary Public Offering.

As of September 30, 2008, the Company had 18,495,448 shares of common stock and no shares of preferred stock outstanding.

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

Restricted Stock Plan: The Board of Directors adopted the Company’s 2008 Restricted Stock Plan with stockholder approval on July 1, 2008. The Restricted Stock Plan reserves up to 750,000 shares of our common stock for restricted stock awards and restricted stock units to eligible employees, directors and consultants of the Company.

The Stock Option Plan and the Restricted Stock Plan are administered by the Compensation Committee of the Board of Directors, which determines the terms of the options and shares, including the exercise price, expiration date, vesting schedule and number of shares. The term of any incentive stock option granted under the Stock Option Plan may not exceed ten years, or five years for options granted to an optionee owning more than 10% of the Company’s voting stock. The exercise price of an incentive stock option granted under the Option Plan must be equal to or greater than the fair market value of the shares of the Company’s common stock on the date the option is granted. An incentive stock option granted to an optionee owning more than 10% of the Company’s voting stock must have an exercise price equal to or greater than 110% of the fair market value of the Company’s common stock on the date the option is granted. The exercise price of a non-statutory option granted under the Option Plan must be equal to or greater than 85% of the fair market value of the shares of the Company’s common stock on the date the option is granted.

Stock Based Compensation: The Company accounts for share-based payments under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R)) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, officers, directors and consultants, including employee stock options based on estimated fair values. Stock based compensation expense recognized in the Condensed Statements of Operations for the three and nine months ended September 30, 2008 and 2007 and for the period from inception (October 18, 2005) through September 30, 2008 is based on awards ultimately expected to vest and it has been reduced for estimated forfeitures.

The weighted average estimated fair value of employee stock options granted for the three months ended September 30, 2008 and 2007 was $4.86 and $4.49 per share respectively. Fair value was calculated using the Black-Scholes Model with the following weighted average assumptions:

	For the Three Months Ended September 30,
	2008	2007
Expected volatility	103.40%	90.20%
Risk free interest rate	3.13%	4.62%
Expected dividends	—	—
Expected life (in years)	5.08	6.10

For the three months ended September 30, 2008, the Company based its estimate of expected volatility, forfeiture rate and expected life on historical data of the Company’s common stock price and activity to date of the Company’s Stock Option Plan.  Because of limited historical information of a newly publicly traded Company, for the three months ended September 30, 2007, we based our estimate of expected volatility on disclosures made by peers, expected term was calculated using the “simplified method permitted by Staff Accounting Bulletin (SAB)110 and forfeitures were estimated based on historical employee retention experience among staff of similar position to those granted options in our plan.  Stock based compensation expense for the nine months ended September 30, 2008 and 2007 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

Officers, directors & employees	$375,164	$173,870	$1,076,619	$291,779
Outside providers	224,198	925,976	(69,726)	1,341,582
	$599,362	$1,099,846	$1,006,893	$1,633,361

Stock based compensation expense is calculated on a straight-line basis over the vesting periods of the related options. In future periods, the compensation expense that the Company records under SFAS 123(R) may differ significantly from what the Company recorded in the current period, as the Company builds company-specific performance history.

As of September 30, 2008, total unrecognized compensation cost from unvested stock options was approximately $1,407,000 ($1,305,000 to officers, directors and employees, and $102,000 to outside providers), which is expected to be recognized over a weighted average period of approximately 1.4 years. As of September 30, 2008, there were options outstanding to purchase 672,833 shares of common stock and approximately 517,000 shares remained available for future grants under the Option Plan.

During the nine months ended September 30, 2008, the Company awarded 64,846 shares of restricted stock of which 40,000 were under an employment agreement and 24,846 were awarded to the Board of directors.  Additionally 5,000 restricted stock units were granted during the period. During the three and nine months ended September 30, 2008, the Company recorded compensation expense related to restricted stock awards of $258,318 and $277,333, respectively. Total estimated unrecognized compensation cost from restricted stock grants as of September 30, 2008 was approximately $573,000 which is expected to be recognized over a period of approximately 1.9 years.

NOTE 10. RELATED PARTY TRANSACTIONS

Related party expenses incurred with ITN for facility sublease costs and administrative support included in General and administrative expenses and Research and development expenses in the Condensed Statements of Operations for the three months ended September 30, 2008 and 2007 were $378,597 and $261,800, respectively, and during the nine months ended September 30, 2008 and 2007 were $923,990 and $693,146, respectively. Related party expenses incurred with ITN for research and development and manufacturing activity included in Research and development expense for the three months ended September 30, 2008 and 2007 were $461,598 and $278,904, respectively, and during the nine months ended September 30, 2008 and 2007 were $1,050,332 and $684,496, respectively. Related party payables to ITN were $335,228 as of September 30, 2008 and $264,797 as of December 31, 2007. Accrued expenses include $11,000 payable to officers for travel and other expenses.

Property and Equipment and Deposits on manufacturing equipment as of September 30, 2008 and December 31, 2007 include $1,609,261 and $1,265,232, respectively, of costs incurred by ITN for construction of the Company’s manufacturing and research and development equipment.

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

The Company is also responsible for payment of pass-through expenses such as property taxes, insurance, water and utilities. Rent expense for the three months ended September 30, 2008 and 2007 was $74,082 and $75,403, respectively, and during the nine months ended September 30, 2008 and 2007 was $221,794 and $215,530, respectively.

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

Overview

We are a development stage company formed to commercialize flexible PV modules using proprietary technology. For the three and nine months ended September 30, 2008, we generated approximately $422,000 and $1,071,000, respectively, in revenues, none of which came from our planned principal operations to commercialize flexible PV modules. As of September 30, 2008, we had an accumulated deficit of approximately $21.0 million. Under our current business plan, we expect losses to continue through at least 2009 at which point we plan to commence production on our initial 30 MW manufacturing line that is currently in development. To date, we have financed our operations primarily through public and private equity financings including our recent secondary public offering of 4,370,000 shares of common stock with net proceeds of approximately $56,819,000 which we completed in May 2008 and the October 2008 investment of approximately $15 million by our largest shareholder Norsk Hydro. The proceeds from these stock sales are primarily being utilized to fund the equipment purchases for our 30 MW production facility in Thornton, Colorado.

Our path to commercialization is defined by a highly disciplined, staged progression based upon the achievement of key milestones. Our current focus is on development of strategic relationships, product development and certification, performance optimization of our 1.5 MW manufacturing tools and processes, staffing, and acceleration of our production capacity beyond the initial 30 MW capacity.

We completed construction of a 1.5 MW production line on schedule in December 2007 after consistently achieving PV cell conversion efficiencies of approximately 10% to 12%, and PV module conversion efficiencies of approximately 6% to 8%, and as high as 9.6%, in a pre-production prototyping and test facility that we have operated since the fourth quarter of 2006. Conversion efficiency is the percentage of energy from absorbed light that a device is able to convert into electrical energy. Our 2008 production objective is to successfully transition the manufacturing processes yielding these demonstrated performance levels to our 1.5 MW production line and commence certification of our planned products from independent testing laboratories such as Underwriters Laboratory (UL) in the U.S. and Technischer Überwachungs-Verein (TÜV) in Europe. Product certifications are necessary for the deployment of our planned products for building integrated photovoltaic (BIPV) applications and we expect to achieve these certifications by the third quarter of 2009. Our other target market is electronic integrated photovoltaic (EIPV) for consumer electronics and portable power applications which do not require the same level of product certification.

In March 2008, we demonstrated initial operating capability (IOC) of our 1.5 MW production line by initiating production trials as an end-to-end integrated process. Early IOC production trials resulted in average thin-film device efficiencies of 9.5% and small area monolithically integrated module efficiencies of over 7%. Recent and ongoing production optimization trials have resulted in thin-film device efficiencies in the 8.0% to 11.5% range and corresponding module efficiencies in the 8.0% to 9.0% range. We continue to operate at low rate initial production levels as we systematically perform production trials focused on improving process repeatability, efficiency and yield to achieve the desired initial production metrics necessary to produce module efficiencies of 7% to 8%. Our current focus is to demonstrate consistent run-to-run performance by achieving initial module efficiencies of 7% to 8% in low rate initial production. Recently we have demonstrated cell efficiencies in the range of 9.0% to 11.5% with average cell efficiency of 9.5%. Performing these ongoing production trials in the short term and focusing on process optimization before commencing single shift, full-rate production on the 1.5 MW line, we believe will benefit our long-term production performance, expansion plans, and UL and TÜV product certification which we plan to begin in the fourth quarter of 2008. Even as we attain full production, we expect that process optimization will be an ongoing effort as we continuously strive for improvements in production yield, production throughput, and product efficiency that have a direct bearing on our cost competitiveness in the marketplace.

During the second quarter of 2008, we commenced product development with customers and internal product testing. The initial product prototypes and samples are being provided to EIPV and BIPV customers such as ICP Solar, Icopal, Hydro and Texsa, among others. Our product development plans envision entering the market in 2009 initially with EIPV products while simultaneously developing BIPV product applications with BIPV customers. These developments should enable product certification by the third quarter of 2009 at which point we plan to begin limited commercial deployment of BIPV system level projects with customers using product from the 1.5 MW production line.

Production tooling and equipment orders for the tools to be used for the deposition of the top and bottom contact layers, semiconductor CIGS and buffer layer as well as the laser scribing, encapsulation and testing equipment for the initial 30 MW production capacity have been placed.  This manufacturing equipment is scheduled to be in place by the third quarter of 2009 allowing for production to begin in 2010.  The Company’s new manufacturing facility in Thornton, Colorado is in the final stages of completion and should be ready to accommodate installation of the equipment in early 2009.

Commercialization and Manufacturing Expansion Plan

We intend to be the first company to manufacture large, PV modules in commercial quantities that use CIGS on a flexible, plastic substrate. Our manufacturing expansion plan entails the design, installation, qualification, testing and operation of additional production tools to increase our rated production capacity. We intend to incrementally expand our aggregate production capacity to 110 MW by attaining the following milestones within the time frames indicated below:

•	Second and third quarter of 2008: complete order placement of the major production tools for the first 30 MW of incremental rated capacity.

•	Fourth quarter of 2008: begin internal testing and qualification of products.

•	Third quarter of 2009: complete certification (UL and TÜV) of products from 1.5 MW production line.

•	Third quarter of 2009: begin procuring production tools for the second 30 MW of incremental rated capacity.

•	Fourth quarter of 2009: begin qualification of production tools for the first 30 MW and in 2010 begin production and ramp up to aggregate rated capacity.

•	Third quarter of 2010: begin procuring production tools for the final 50 MW of incremental rated capacity.

•	Fourth quarter of 2010: complete qualification of production tools for the second 30 MW of incremental rated capacity and commence production ramp up to 60 MW of aggregate rated capacity.

•	Fourth quarter of 2011: complete qualification of production tools for the final 50 MW of incremental rated capacity and commence production ramp up 110 MW of aggregate rated capacity.

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

Using our 1.5 MW pilot production line as a model, we have consummated the fixed price delivery contracts for the majority of the production tools for the 30 MW line. The equipment supplier schedules in the supply agreements provide for the installation of the majority of the production tools by the end of the third quarter of 2009. We plan to commence production ramp up to 30 MW of rated capacity by the end of the first quarter 2010. In order to qualify approximately 30 MW of rated capacity by the end of 2009, we intend to purchase and install production tools that will process one-third meter wide plastic rolls similar to those used in our existing 1.5 MW production line. Significant delays in achieving desired production yields, module efficiencies or other performance metrics on the 1.5 MW production line and/or delays in the delivery, installation and qualification of the 30 MW production tools may impact our real and projected product sales in 2010.

We expect that the production tools used for the additional approximately 80 MW of rated capacity and for future capacity expansions may be engineered to process larger one meter wide rolls. We have initiated engineering and development of the one meter wide production tools to support our planned expansion to 110 MW of rated capacity. Successfully transitioning to one meter wide rolls should significantly increase our throughput, thereby reducing the number of manufacturing tools and, hence, the amount of capital expenditures required for equipment and facilities. Generally speaking, we believe that all other process variables, such as speed, thickness and composition, should remain unchanged. Based upon discussions with our equipment suppliers, we have identified deposition of the CIGS layer in the one meter wide format as the most challenging aspect of transitioning to one meter wide rolls; consequently, we have initiated the development of one meter wide prototype CIGS and Molybdenum production tools to enable us to begin evaluating and testing one meter wide area deposition sources and process control systems. The one meter CIGS prototype production tool is scheduled for installation in the first quarter of 2009 and the one meter Molybdenum production tool is scheduled for delivery in the second quarter of 2009. We plan to conduct six to nine months of testing and evaluation prior to committing the capital in 2009 to procure the one meter format production tools to support further expansion to approximately 110 MW of rated capacity. Our planned expansion to approximately 110 MW of rated capacity will require additional capital which we may not be able to obtain on favorable terms, if at all or without dilution to our stockholders.

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

We currently expect the capital expenditures in 2008 and 2009 needed to support the first 30 MW of rated capacity to total approximately $90 million to $95 million for property, plant and equipment, an increase of approximately $10 million from our previous estimates primarily due to higher costs for equipment infrastructure, as well as higher estimated costs for certain equipment. We also expect capital expenditures of approximately $8 million for installation, qualification and other associated pre-operating expenses. In order to install the next 80 MW of rated capacity, we expect that we will require another approximately $170 million to $180 million for property, plant and equipment and approximately $15 million for installation, qualification and other associated pre-operating expenses. In addition, we have budgeted approximately $7 million in 2008 and 2009 for the procurement and installation of the one meter wide manufacturing development tools, sources, and sensor control systems.

Our major equipment suppliers are located in Japan, the United Kingdom and Germany. To manage the uncertainties related to the procurement of capital equipment, we have continued to work closely with our equipment suppliers to complete the engineering of our new tools and refine the estimates of our planned capital outlays. The production tool costs are subject to change until we place firm procurement orders with our suppliers. To manage the fluctuations of foreign exchange rates, we have implemented forward pricing contracts for certain agreements denominated in foreign currencies.

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

•

Our ability to consummate strategic relationships with key partners, including original equipment manufacturer (OEM) customers, system integrators, and distributors who deal directly with end-users in the BIPV, EIPV, portable power, and commodity solar panel markets;

•	The effect that currency fluctuations may have on our capital equipment purchases, manufacturing costs and the price of our planned PV modules; and

•	Our ability to manage the planned expansion of our manufacturing facilities, operations and personnel

Critical Accounting Policies and Estimates

Basis of Presentation: The Company’s activities to date have substantially consisted of raising capital, research and development, and the development of a 1.5 MW production plant and additional 30 MW expansion. Revenues to date have been generated from the Company’s governmental R&D contracts and have not been significant. The Company’s planned principal operations to commercialize flexible PV modules has not yet commenced. Accordingly, the Company is considered to be in the development stage, as defined in Statement of Financial Accounting Standards No. 7 (SFAS No. 7), Accounting and Reporting by Development Stage Enterprises.

The accompanying unaudited financial statements, consisting of the Condensed Balance Sheet as of September 30, 2008, the Condensed Statements of Operations for the three and nine months ended September 30, 2008 and 2007, the Condensed Statements of Stockholders’ Equity for the period from inception (October 18, 2005) through September 30, 2008 and the Condensed Statements of Cash Flows for the nine months ended September 30, 2008 and 2007, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed financial statements do not include all of the information and footnotes typically found in the audited financial statements and footnotes thereto included in the Annual Report on Form 10-K of Ascent Solar Technologies, Inc. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

The Condensed Balance Sheet at December 31, 2007 and the Condensed Statements of Stockholders’ Equity for the period from inception (October 18, 2005) through December 31, 2007 have been derived from the audited financial statements as of that date but do not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the three and nine months ended September 30, 2008 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Unaudited Information: The accompanying interim financial information as of September 30, 2008 and for the three and nine months ended September 30, 2008 and September 30, 2007 and the period from inception (October 18, 2005) through September 30, 2008 was taken from the Company’s books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of results of normal recurring accruals) that are necessary to properly reflect the financial position of the Company as of September 30, 2008 and September 30, 2007 and the results of operations for the three and nine months ended September 30, 2008 and 2007 and the period from inception (October 18, 2005) through September 30, 2008 so that the financial statements are not misleading.

Investments: The Company accounts for investments in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” Securities held by the Company as of September 30, 2008 are classified as available-for-sale and consisted of U.S. government securities, corporate securities, and municipal bonds. Such investments are carried at fair value, based on quoted market prices with the unrealized holding gains and losses reported as Accumulated Other Comprehensive Income in the stockholders’ equity section of the balance sheet. Realized gains and losses on sales of securities are computed using the specified identification cost method. The Company evaluates declines in market value for potential impairment. If the decline results in a value below cost and is determined to be other than temporary, the investment is written down to its impaired value and a new cost basis is established. A summary of available-for-sale securities as of September 30, 2008 is as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$29,545,910	$—	$(46,179)	$29,499,731
Corporate securities	8,703,089	—	(126,105)	8,576,984
Municipal bonds	5,540,628	—	(628)	5,540,000
Total	$43,789,627	$—	$(172,912)	$43,616,715

Contractual maturities of our available-for-sale investments as of September 30, 2008 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
One year or less	$39,200,934	$—	$(168,439)	$39,032,495
One year to two years	4,588,693	—	(4,473)	4,584,220
Total	$43,789,627	$—	$(172,912)	$43,616,715

We typically invest in highly-rated securities with low probabilities of default. Our investment policy specifies minimum investment grade criteria, types of acceptable investments, concentration limitations and duration.

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

Patents: At such time as the Company is awarded patents, patent costs are amortized on a straight-line basis over the legal life, or over their estimated useful lives, whichever is shorter. As of September 30, 2008, the Company had $124,222 of net patent costs of which $30,696 represent costs net of amortization incurred for an awarded patent, and the remaining $93,526 represents costs incurred for patents filed for. Amortization expense for the nine months ended September 30, 2008 and 2007 was $5,116 and $0, respectively.

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

Net Loss per Common Share: Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share include no dilution and are computed by dividing income available to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. Common stock equivalents consisting of Class B Warrants, IPO Warrants (representative warrants), and stock options outstanding as of September 30, 2008 of approximately 11.6 million shares, have been omitted from loss per share because they are anti-dilutive. Basic and diluted loss per share was the same in each of the three and nine months periods ended September 30, 2008 and 2007.

Research and Development Costs: Research and development costs are expensed as incurred.

Incomes Taxes: In July 2006, the FASB issued FASB Interpretation (FIN 48), “Accounting for Uncertainty in Income Taxes.” The Company adopted the provisions of FIN 48 on January 1, 2007. Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

As defined, FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company became subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal tax return and its Colorado tax return as “major” tax jurisdictions, as defined. The periods subject to examination for the Company’s federal and state tax returns are tax years 2005 through 2007. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

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

Comprehensive income (loss).  Our comprehensive income (loss) consists of our net income (loss), and changes in unrealized gains or losses on investments, the impact of which has been excluded from net loss.  We present our comprehensive income (loss) in the Condensed Statements of Stockholders’ Equity and Comprehensive Income and (Loss).  Our accumulated other comprehensive income (loss) is presented as a component of equity in our Condensed Balance Sheets and consists of the cumulative amount of net unrealized gains or losses on available-for-sale investments that we have incurred since the inception of our business.

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

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of September 30, 2008:

	Level 1	Level 2	Level 3	Total
Financial Assets:

U.S. government securities	$27,946,450	$25,657,377	$—	$53,603,827
Money market funds	16,820,210		—	16,820,210
Corporate securities	—	20,038,884	—	20,038,884
Municipal bonds	—	5,540,000	—	5,540,000
	$44,766,660	$51,236,261	$—	$96,002,921

Financial Liabilities:
Derivative liability	$—	$722,715	$—	$722,715

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (SFAS 160), which will change the accounting and reporting for minority interests, which will be re-characterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on its financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (SFAS 161), which expands the disclosure requirements for derivative instruments and hedging activities. SFAS 161 specifically requires entities to provide enhanced disclosures addressing the following: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 161 on its financial position, results of operations and disclosures.

Results of Operations

Certain reclassifications have been made to the 2007 financial information to conform to the 2008 presentation. Such reclassifications had no effect on net loss and are primarily related to reclassifying costs between Research and development costs and General and administrative expenses in the Condensed Statements of Operations for the three and nine months ended September 30, 2007. Our activities to date have substantially consisted of raising capital, business and product development, research and development and the development of our 1.5 MW production line and additional 30 MW expansion.

Contract Revenues. Our Contract revenues were $422,487 and $324,064 for the three months ended September 30, 2008 and 2007, respectively. Contract revenues were $1,071,500 and $739,732 for the nine months ended September 30, 2008 and 2007, respectively. Contract revenues are earned on our governmental R&D contracts novated January 1, 2007 from ITN and new government R&D contracts awarded to us in 2007 and 2008.

Related Party Revenues. There were no related party revenues for the three and nine months ended September 30, 2008 and 2007.

Research and Development. R&D costs include costs related to the performance on our governmental contracts and the costs incurred for pre-production activities on our 1.5 MW pilot line and our planned 30 MW line. R&D costs were $2,609,926 for the three months ended September 30, 2008 compared to $1,100,328 for the three months ended September 30, 2007, an increase of $1,509,598. Although governmental R&D expenditures increased slightly, the increase primarily relates to pre-production activities. Within the pre-production activities, the increase is comprised of materials and equipment related costs of approximately $632,000, personnel related costs of approximately $261,000, facility related costs of approximately $210,000 and depreciation and amortization of approximately $358,000. R&D costs were $6,522,587 for the nine months ended September 30, 2008 compared to $2,749,727 for the nine months ended September 30, 2007, an increase of $3,772,860. The pre-production cost increases are primarily comprised of materials and equipment related costs of approximately $1,632,000, personnel related costs of approximately $730,000, facility related costs of approximately $353,000 and depreciation and amortization of approximately $946,000.

General and Administrative. General and administrative (G&A) expenses were $2,284,839 for the three months ended September 30, 2008 compared to $1,807,773 for the three months ended September 30, 2007, an increase of $477,066. This increase is due to costs associated with increased headcount of approximately $155,000, approximately $412,000 for severance related costs, and increases in supplies and mailing trade show and facilities costs of approximately $123,000. These increases were partially offset by reductions in stock compensation expense of approximately $325,000. G&A was $4,889,824 for the nine months ended September 30, 2008 compared to $3,842,993 for the nine months ended September 30, 2007, an increase of $1,046,831. This increase is due to costs associated with increased headcount of approximately $716,000, approximately $412,000 for severance and related costs, an increase in public company costs of approximately $174,000 and increased trade show, facility and supplies and mailing costs of approximately $286,000. These increases were partially offset by reductions in stock compensation expense of approximately $432,000.

Interest Expense. Interest expense was $938 for the three months ended September 30, 2008 compared to $270 for the three months ended September 30, 2007, an increase of $668. Interest expense was $109,893 for the nine months ended September 30, 2008 compared to $406 for the nine months ended September 30, 2007, an increase of $109,487. The increase in Interest expense for both periods is related to the construction loan we entered into with the purchase of real property in

February 2008.  For the three months ended September 30, 2008, we capitalized $89,892 of interest costs related to the construction loan into our property and equipment.

Interest Income. Interest income was $687,801 for the three months ended September 30, 2008 compared to $518,909 for the three months ended September 30, 2007, an increase of $168,892. Interest income was $1,587,404 for the nine months ended September 30, 2008 compared to $925,460 for the nine months ended September 30, 2007, an increase of $661,944. Interest income represents interest on cash and short term investments. The increases in Interest income for both periods is due to higher balances of cash and short term investments over the previous periods as a result of completed financings.

Realized Loss on Forward Contract and Unrealized Losses on Forward Contracts. Realized and unrealized losses on forward contracts relate to hedging activities entered into during the three months ended September 30, 2008. As of September 30, 2008, the unrealized loss on forward contracts was $722,715 and the realized loss was $257,760. Although the hedging activity is designed to fix the dollar amount to be expended, the asset purchased is recorded at the spot rate in effect as of the date of the payment to the supplier. The difference between the spot rate and the forward rate has been reported as a loss on forward contract. The forward contract was 100% effective in fixing the amount to be paid to the supplier in dollar terms as of the date the forward contract was entered into.

Net Loss. Our Net Loss was $4,765,890 for the three months ended September 30, 2008 compared to a Net Loss of $2,065,398 for the three months ended September 30, 2007, an increase in Net Loss of $2,700,492. Our Net Loss was $9,843,875 for the nine months ended September 30, 2008 compared to a Net Loss of $4,900,415 for the nine months ended September 30, 2007, an increase in Net Loss of $4,943,460. The increase in Net Loss can be summarized in variances in significant account activity as follows:

	Increase (decrease) to Net Loss For the Three months Ended September 30, 2008	Increase (decrease) to Net Loss For the Nine months Ended September 30, 2008
Contract revenues	$98,423	$304,249
Related party revenue	—	—
Research and development costs
Manufacturing R&D	(1,364,971)	(3,335,141)
Government R&D	(144,627)	(437,719)
General and administrative expenses
Corporate G&A	(802,232)	(1,478,966)
Non-cash stock based compensation	325,166	432,135
Interest expense	(668)	(109,487)
Interest income	168,892	661,944
Realized Loss on forward contract	(257,760)	(257,760)
Unrealized Loss on forward contracts	(722,715)	(722,715)
Increase to Net Loss	$(2,700,492)	$(4,943,460)

Liquidity and Capital Resources

During the nine months ended September 30, 2008, we completed the following financing transactions:

•      On March 28, 2008, Norsk Hydro acquired an additional 2,341,897 restricted shares of our common stock and 1,689,905 Class B warrants upon exercise of one of the options granted to Norsk Hydro on March 13, 2007. The exercise of the option resulted in proceeds to us of approximately $28.4 million, and reflected per share and per warrant purchase prices equal to the average of the closing bids of each security, as reported by NASDAQ, for the five consecutive trading days preceding exercise. After acquiring these additional shares, Norsk Hydro held approximately 35% of each of our total outstanding common shares and Class B warrants. As a result of the Company’s Secondary Public Offering in May 2008, Hydro’s holdings were diluted to approximately 27%. On October 8, 2008, Hydro acquired an additional 2,421,801 shares of our common stock. The purchase resulted in a return to Hydro’s ownership of approximately 35% of our common stock. Gross proceeds to the company from the follow on investment was approximately $15 million, and reflect per share purchase prices equal to the average of the closing bids of each security, as reported by NASDAQ, for the five consecutive trading days preceding exercise. Until June 15, 2009, the second option entitles Hydro to purchase from the Company additional restricted shares of common stock and Class B warrants to maintain ownership of up to 35% of issued and outstanding common stock and Class B warrants.

•      On February 8, 2008, the Company acquired an approximately 120,000 square foot manufacturing and office facility in Thornton, Colorado, for approximately $5.5 million. The purchase was financed by a promissory note, deed of trust and construction loan agreement with CHFA, which provide the Company borrowing availability of up to $7.5 million for the building and building improvements. The Company paid approximately $1.3 million in cash and was advanced approximately $4.2 million from CHFA to fund the initial acquisition of the property. The construction loan terms require payments of interest only at 6.6% on the outstanding balance until January 1, 2009, at which time the construction loan will be refinanced by a permanent loan. The permanent loan will have an interest rate of 6.6% and the principal will be amortized over a period of approximately 19 years and 1 month consistent with a maturity date 20 years after the incurrence of the construction loan on February 8, 2008. The terms of the permanent loan are specified in a CHFA Construction and Permanent Loan Commitment dated January 16, 2008. We expect to complete building improvements in 2008 and 2009 of approximately $11 to 12 million, of which $3.3 million will be funded through advances on the construction loan with CHFA. Additional infrastructure costs related to build out of additional two structures, electrical upgrade and other utilities have increased our budget for our building improvements since originally projected early this year. If we prepay the construction loan, or if we prepay the permanent loan during the first seven years of the permanent loan, we will be subject to a “yield maintenance” prepayment penalty. Further, pursuant to certain negative covenants contained in the deed of trust associated with the construction loan, until the construction loan is repaid and all of our secured obligations performed in full, we may not, among other things, without CHFA’s prior written consent (which by the terms of the deed of trust is not subject to a reasonableness requirement): create or incur additional indebtedness (other than obligations created or incurred in the ordinary course of business); merge or consolidate with any other entity; or make loans or advances to our officers, shareholders, directors or employees. Documentation relating to the permanent loan may contain negative covenants similar or identical to those associated with the construction loan.

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

•      On May 15, 2008, the SEC declared effective our Registration Statement on Form S-3 (Reg. No. 333-149740), and we completed our Secondary Public Offering of 4,370,000 shares of common stock, which includes 570,000 shares issued upon the underwriter’s exercise of its overallotment in full. The offering price of $14.00 per share resulted in proceeds of $61,180,000. After deducting underwriting discounts and commissions and offering expenses of approximately $4,361,000, net proceeds to the Company were approximately $56,819,000. JP Morgan was the managing underwriter of our Secondary Public Offering.

For the nine months ended September 30, 2008, our cash used in operations was approximately $6.1 million compared to approximately $2.9 million for the nine months ended September 30, 2007. For the nine months ended September 30, 2008 approximately $25.7 million had been expended in capital to complete our 1.5 MW production line and facility modifications, initial payments on our 30 MW and one meter wide development and production tools, and acquisition of the Thornton, Colorado facility for our manufacturing expansion. Approximately $5.9 million of our Thornton, Colorado manufacturing facility was financed through a loan with CHFA. As of September 30, 2008, we had approximately $98.6 million in cash and investments. We currently expect the capital expenditures in 2008 and 2009 needed to support the first 30 MW of rated capacity to total approximately $90 million to $95 million for property, plant and equipment, an increase of approximately $10 million from our previous estimates primarily due to higher costs for equipment infrastructure, as well as higher estimated costs for certain equipment. We also expect capital expenditures of approximately $8 million for installation, qualification and other associated pre-operating expenses. In addition, we have budgeted approximately $7 million in 2008 and 2009 for the procurement and installation of the one meter wide manufacturing development tools, sources, and sensor control systems. The Company has made down payments of approximately $17.4 million for the 30 MW production and manufacturing development tools as of September 30, 2008.

During the nine months ended September 30, 2008, the use of cash for operational expenses averaged approximately $679,000 per month and related to pre-manufacturing activities, research and technology development, business development and general corporate expenses. We expect these operational expenses to increase during 2008 and 2009 as we commence commercial production and increase the size of our workforce. Average monthly operational expense for the first nine months of 2008 of approximately $679,000 is net of average monthly R&D revenues from our government contracts of approximately $214,000 and average monthly interest income net of interest expense of approximately $164,000. A significant component of our costs for the first nine months of 2008 related to the ongoing qualification of our 1.5 MW line and continuing corporate costs related to building the required infrastructure to support our 1.5 MW manufacturing operations and expansion plans. We anticipate that our operational expenditures will continue to increase throughout 2008 and 2009 due to the planned hiring of additional personnel to help our 1.5 MW production line reach its operating potential and in connection with our planned expansion of manufacturing capacity. As of October 31, 2008, we had 55 full-time employees of which 31 were manufacturing personnel. We plan to increase our staff during 2009, principally in manufacturing, business development and sales and marketing.

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

Item 4T. Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (SEC) rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of September 30, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2008, the design and operation of our disclosure controls and procedures were effective.

(b)           Changes in Internal Control over Disclosure and Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 8, 2008, Hydro acquired 2,421,801 shares of our common stock. The purchase resulted in a return to Hydro’s ownership of approximately 35% of our common stock. Gross proceeds to the company from the follow on investment was approximately $15 million, and reflect per share purchase prices equal to the average of the closing bids of each security, as reported by NASDAQ, for the five consecutive trading days preceding exercise.

The sales to Hydro were effected pursuant to Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder.

Item 4. Submission of Matters to a Vote of Security Holders.

At an annual meeting of the Company’s shareholders on July 1, 2008, the shareholders re-elected Dr. Amit Kumar and Joel Porter to serve until the 2009 Annual Meeting of Shareholders and Einar Glomnes and Dr. Mohan Misra to serve until the 2011 Annual Meeting of Shareholders.  Shareholders also approved the Company’s restricted stock plan and an amendment and restatement of the Company’s stock option plan.  Approximately 85.0% of outstanding votable shares were represented in person or by proxy at the meeting.  The voting results for each matter were as follows:

Proposal #1          Election of Two Class 1 Directors

Director	For	Withheld
Dr. Amit Kumar	11,892,313	42,485
Joel Porter	11,804,662	130,136

Proposal #2          Election of Class 3 Directors

Director	For	Withheld
Einar Glomnes	11,892,543	42,255
Dr. Mohan Misra	11,894,263	40,535

Proposal #3          To approve the Company’s 2008 Restricted Stock Plan for issuance of incentive restricted stock awards to employees, consultants and directors.

For	Against	Abstain	Non Votes
7,885,750	183,817	24,199	3,841,032

Proposal #4          To approve an amendment and restatement of the Company’s 2005 Stock Option Plan that, among other things, increases the number of shares authorized for issuance under that plan by 500,000 shares.

For	Against	Abstain	Non Votes
7,756,980	311,524	25,262	3,841,032

PART II

Item 6. Exhibits

Exhibit No.	Description
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

Exhibit No.	Description
10.15	Sublease Agreement (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form SB-2 filed January 23, 2006 (Reg. No. 333-131216), as amended)

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

10.26	Letter Agreement with the University of Delaware (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form SB-2 filed January 23, 2006 (Reg. No. 333-131216), as amended)

10.27	License Agreement between UD Technology Corporation and Ascent Solar Technologies, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 29, 2007)(CTR)

10.28	Novation Agreement with ITN Energy Systems, Inc. and the United States Government (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-KSB filed March 30, 2007)

10.29	Amendment to Service Center Agreement with ITN Energy Systems, Inc. (incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-KSB filed March 30, 2007)

10.30	Amendment to Sublease Agreement with ITN Energy Systems, Inc. (incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-KSB filed March 30, 2007)

10.31	Securities Purchase Agreement with Norsk Hydro Produksjon AS (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed March 13, 2007)

Exhibit No.	Description
10.32	Stockholders’ Agreement with Norsk Hydro Produksjon AS (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed March 13, 2007)

10.33	Registration Rights Agreement with Norsk Hydro Produksjon AS (incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed March 13, 2007)

10.34	Voting Agreement with Norsk Hydro Produksjon AS (incorporated by reference to Exhibit 99.4 to our Current Report on Form 8-K filed March 13, 2007)

10.35	Consulting Agreement with Ashutosh Misra (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-KSB filed March 30, 2007)

10.36	Contract to Buy and Sell Real Estate and Closing Statement with JN Properties (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed March 14, 2008)

10.37	Construction Loan Agreement with Colorado Housing and Finance Authority (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K filed March 14, 2008)

10.38	Promissory Note with Colorado Housing and Finance Authority (incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10-K filed March 14, 2008)

10.39	Construction and Permanent Loan Commitment with Colorado Housing and Finance Authority (incorporated by reference to Exhibit 10.39 to our Annual Report on Form 10-K filed March 14, 2008)

10.40	Norsk Hydro Cooperation Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 19, 2007)

10.41	Amendment No. 1 to Securities Purchase Agreement with Norsk Hydro Produksjon AS (incorporated by reference to Exhibit 10.41 to our Annual Report on Form 10-K filed March 14, 2008)

10.42	Employment Agreement with Gary Gatchell (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed March 31, 2008)

10.43	Restricted Stock Award Agreement with Gary Gatchell (incorporated by reference to Exhibit 10.43 to our Quarterly Report on Form 10-Q filed April 29, 2008)

10.44	Amendment to Employment Agreement with Mohan Misra (incorporated by reference to Exhibit 44 to our Quarterly Report on Form 10-Q filed August 8, 2008)

10.45

Second Amended and Restated 2005 Stock Option Plan and Form of Stock Option Agreement (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 filed July 30, 2008 (Reg. No. 333-152642))

10.46	2008 Restricted Stock Plan (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 filed July 30, 2008 (Reg. No. 333-152643))

10.47	Amended 2008 Restricted Stock Plan and Form of Restricted Stock Award Agreement and Form of Restricted Stock Unit Agreement *

10.48	Executive Employment Agreement with Bruce I. Berkoff *

10.49	Separation Agreement and General Release with Matthew Foster *

10.50	Amendment No. 1 to Separation Agreement and General Release with Matthew Foster *

10.51	Consultant Agreement with Matthew Foster *

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
(CTR)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

ASCENT SOLAR TECHNOLOGIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of November, 2008.

ASCENT SOLAR TECHNOLOGIES

By:	/s/ GARY GATCHELL
Gary Gatchell
Chief Financial Officer (Principal Financial Officer and Authorized Signatory)