Form 10-K
period 2008-12-31
Ascent Solar Technologies, Inc.
filed 2009-03-12
CIK 1350102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File No. 001-32919

Ascent Solar Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-3672603 (I.R.S. Employer Identification No.)
8120 Shaffer Parkway Littleton, CO (Address of principal executive offices)	80127 (Zip Code)

Registrant's telephone number including area code: 303-285-9885

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value per share Class B Warrants	The NASDAQ Stock Market LLC

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 30, 2008, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates was $106,737,107, based upon the last reported sale price of the registrant's common stock on that date as reported by NASDAQ.

         As of February 2, 2009, there were 20,951,382 shares of our common stock issued and outstanding.

ASCENT SOLAR TECHNOLOGIES, INC.
Form 10-K Annual Report
for the Fiscal Year ended December 31, 2008

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

  •
  Our ability to secure equity or debt or other financing necessary to fund our operations and the acquisition of additional operating capacity;

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

  •
  The cost-effectiveness of photovoltaic-generated energy relative not only to that generated from conventional sources such as fossil fuels, but also to that generated from other renewable sources which include wind, biomass, geothermal and tidal power;

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

        Our thin-film PV modules require less than 1% of the semiconductor material to achieve the same power output as a c-Si-based PV device, thus we do not face the supply constraints and raw material costs that may affect silicon-based PV manufacturers. Also, relative to our thin-film competitors, our use of CIGS on a flexible, durable, lightweight, high-tech plastic substrate allows for integration of our PV modules into a variety of building materials, electronic products, military, and space applications, as well as other products and applications that may emerge. The unique attributes of our materials enable a reduction in the overall system cost, installation cost and logistical cost-per-watt ratios. For markets that place a high premium on weight, like space and near space markets, our materials provide attractive increases in the power-to-weight ratio. Our materials have higher power-to-area ratios and voltage-to-area ratios than do competing flexible PV thin films. These metrics will be critical as we position ourselves to compete in commercial roof-top applications and high value-added markets like military, space and EIPV solar module applications. We believe that, when employed on a sufficiently large commercial scale, our large-format, roll-to-roll manufacturing process and proprietary monolithic integration techniques will allow us to achieve a per watt manufacturing cost lower than most of our flexible, lightweight, thin film competitors. At sufficiently large commercial scale we believe overall grid parity is possible—i.e., the point at which the system level cost of our PV-generated power is equal to that of retail power distributed from the electric utility grid—in certain geographic markets within five years

        While focused on speed to market, we believe that quality and consistency of product will be paramount to our success in the marketplace. Consequently, our path to commercialization is defined by a highly disciplined, staged progression based upon the achievement of key milestones and supported by over fourteen years of concerted research and development activity by our scientists. Our progression also takes into account market conditions, as well as financing options. In keeping with our philosophy, we completed construction of a 1.5 MW production line in December 2007. In March 2008, we demonstrated initial operating capability (IOC) of our 1.5 MW production line by initiating production trials as an end-to-end integrated process. Early IOC production trials resulted in average thin-film device efficiencies of 9.5% and small area monolithically integrated module efficiencies of over 7%. Recent and ongoing production optimization trials have resulted in thin-film device efficiencies in the 9.5% to 11.5% range and corresponding module efficiencies in the 7.0% to 9.0% range. In the fourth quarter 2008 the U.S. Department of Energy's National Renewable Energy Laboratory (NREL) independently verified that the modules produced on our 1.5 MW line measured as high as 9.64% in conversion efficiency. The test modules measured six inches wide by one foot long and serve as our building block for both BIPV and portable power products. During 2008 we focused on testing and qualifying our 1.5 MW production line in anticipation of commencing limited regular production. During the first quarter of 2009, we began regular production of monolithically integrated flexible CIGS modules from our 1.5 MW production line. We expect that process optimization will be an ongoing effort as we continuously strive for improvements in production yield, production throughput, and product efficiency that have a direct bearing on our cost competitiveness in the marketplace.

        During 2008, we initiated the critical tasks of internal product testing and product development with customers. In 2009, we continued those tasks further and have commenced prototype development with our BIPV, EIPV and military customers by providing them test samples from our 1.5MW production line. At the same time we expect to complete the internal testing and product certification in the second half of 2009.

        The Company's new manufacturing facility in Thornton, Colorado is in the final stages of completion and will be ready to accommodate installation of the equipment in second quarter of 2009. Production tooling and equipment for the 30 MW plant began arriving in the first quarter of 2009 and installation is scheduled to be completed in the first half of 2010. We expect to begin production with an annual rated capacity of 15 MW by the middle of 2010, and 30 MW of annual capacity by the end of 2010. We intend to incrementally expand our production capacity to 110 MW or greater by adding more capacity based on manufacturing developments, market conditions and availability of financing.

Commercialization and Manufacturing Expansion Plan

        We intend to be the first company to manufacture large, roll-format, PV modules in commercial quantities that use CIGS on a flexible, plastic substrate. Our manufacturing expansion plan entails the design, installation, qualification, testing and operation of additional production tools to increase our rated production capacity. We intend to incrementally expand our aggregate production capacity to 30 MW by attaining the following milestones within the time frames indicated:

  •
  Second half of 2009: complete product certification with Underwriters Laboratory (UL) in the U.S. and Technischer Überwachungs-Verein (TÜV) in Europe from 1.5 MW production line.

  •
  Fourth quarter of 2009: begin qualification of production tools for the first 30 MW.

  •
  First half of 2010: begin production and ramp up of the first half of initial 30 MW capacity.

  •
  Second half of 2010: commence ramp up to full 30 MW of rated capacity.

        Although we currently plan to expand our production capacity to 110 MW or more by adding more capacity, the actual timing and amount of production capacity for the initial 30 MW and follow on capacity that we install may significantly deviate due to market conditions, availability of financing, timeliness of delivery of production tools, product performance and other factors described in this Annual Report.

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

  •
  CIGS versus CdTe:  Although CdTe modules have achieved conversion efficiencies that are generally comparable to CIGS in production, we believe that CdTe has never been successfully applied to a flexible substrate on a commercial scale. We believe that the use of CdTe on a rigid, transparent substrate, such as glass, makes CdTe unsuitable for a number of the applications that we are targeting in the BIPV and other markets. We also believe that CIGS can achieve higher conversion efficiencies than CdTe.

        Our choice of substrate material further differentiates us from other thin-film PV manufacturers. We believe that the use of a flexible, lightweight substrate which is easier to install provides clear advantages for commercial rooftops, higher value-added BIPV and other markets, where rigid substrates are unsuitable for many applications. We also believe that our use of a flexible, plastic substrate provides us significant cost advantages because it enables us to employ monolithic integration techniques that we believe are unavailable to manufacturers who use flexible, metal substrates. Accordingly, we are able to eliminate the need for costly back-end assembly of inter-cell connections. As the only company, to our knowledge, focused on the commercial production of PV modules using CIGS on a flexible, plastic substrate, we believe we have the opportunity both to penetrate the BIPV, aerospace, and other markets with a high quality, value- added product and also to compete in the commodity solar panel market as a low-cost producer.

Competitive Strengths

        We believe we possess a number of competitive strengths that provide us with an advantage over our competitors.

  •
  We are an early mover in CIGS technology with a proprietary, flexible, lightweight, high efficiency PV thin film product that positions us to penetrate a wide range of attractive high value-added markets such as BIPV, military, space and other markets. By applying CIGS to a flexible, plastic substrate, we have developed a PV module that is efficient, lightweight and malleable, providing unique opportunities for integration into building material products (such as roofing membranes, shingles, siding and facades, metal and composite panels) Commercial rooftops alone are a major segment of the world solar market. The market for electronic components (such as electronic packages, casings, and accessories as well as military portable power systems and space and near space solar power application solutions) also may prove to be a significant premium market. Relative to our thin film competitors, we believe that our early mover advantage in thin film CIGS on plastic technology has placed us on an accelerated path to commercialization with a superior product offering for these strategic market segments.

  •
  We have the ability to manufacture PV modules for different markets and for customized applications without altering our production processes. Our ability to produce PV modules in customized shapes and sizes or in a variety of shapes and sizes simultaneously, without interrupting our production flow provides us with flexibility in determining target markets and product applications, and allows us to respond quickly to changing market conditions. Many of our competitors are limited by their technology and/or their manufacturing processes to a more restricted set of product opportunities.

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

  •
  Our strategic relationship with Norsk Hydro provides us with direct access to a potentially large customer base in the global BIPV market. Norsk Hydro is a major global supplier of aluminum-based building systems, and our relationship provides us with a strong, established development and marketing partner for accessing the BIPV market in an accelerated manner. Together with Norsk Hydro, we are in the process of developing a product line that would incorporate our PV modules into various Norsk Hydro products such as sun-shading systems, wall systems and facades.

  •
  Our proven research and development capabilities position us to continue the development of next-generation PV modules and technologies. Our ability to produce CIGS-based PV modules on a flexible plastic substrate is the result of a concerted research and development effort that began more than fourteen years ago. We continue to pursue research and development in an effort to drive efficiency improvements in our current PV modules and to work toward next-generation technologies and additional applications.

Markets and Marketing Strategy

        Our target markets include building integrated PV (BIPV) market, electronic integrated PV (EIPV) market, military and governmental portable power market, and space and near space markets.

        In BIPV applications, solar modules are incorporated directly into building and construction materials. For BIPV we intend to be the supplier of choice by offering high-performance, lightweight, durable and flexible PV modules that can be integrated directly into building material products such as roofing membranes, roofing shingles, siding, facades, shading devices, parking structures, metal and composite panels. We anticipate that when integrated with our solar modules, traditional building materials will produce electricity from the integrated PV. Commercial rooftop applications may become an important market for the Company's laminated solar products where we are cooperating with three important strategic partners.

        In EIPV applications, solar modules are incorporated directly into portable electronic devices or the surface of their accessories. For EIPV we intend to supply high voltages in small spaces for PV integration directly into electronic packages, casings, and accessories in the consumer electronics market.

        Military and governmental portable power is an attractive market opportunity for us to provide light weight power generating products like solar blankets and solar tents that can be field deployed for powering the military's increasing energy requirements. By displacing conventional fuels, the military can become more cost effective by utilizing our PV materials where there is no reliably operating electric grid. During 2009 we intend to continue to develop the existing military portable power market by developing relationships with key strategic players currently serving this market as existing large military and governmental contractors. We envision the military market as a likely early market entry point for our lightweight portable power products because similar products have been in development and qualification testing for a number of years.

        In space and near space market applications, solar PV modules are incorporated into satellites or aircraft and/or high altitude air ships. In the space, near space and military portable power markets, we believe that our power producing modules are uniquely suited for applications requiring mobility, durability and lightweight. In the space and near space market, we intend to use our durable and lightweight technology to provide both higher value and more capable solutions at cost effective system prices. We hope to develop customers in these markets based upon strategic relationships with large players in those application areas.

        Our marketing and distribution strategy is based on the formation of strategic relationships with key partners, including original equipment manufacturers (OEMs), and system integrators and distributors, who deal directly with installers, contractors or end-users in our target markets. In 2007, we entered into a strategic relationship with Norsk Hydro Produksjon AS (together with its affiliates, Norsk Hydro),is a major global supplier of aluminum-based building systems and pursuant to our relationship, we intend to integrate our flexible PV modules into building products produced and sold by Norsk Hydro, including sun-shading systems, wall systems and facades. Also, in February 2008, we announced the mutual pursuit of a series of strategic relationships with ITOCHU Corporation (ITOCHU) pursuant to which ITOCHU could, among other things, manage our OEM relationships in Japan and support distribution of our PV modules into markets in which ITOCHU is pursuing solar installations. In 2008 we announced five other cooperative agreements, and are in discussions with a number of other market participants to establish similar non-exclusive relationships in a variety of geographic markets worldwide.

        Until we commence production at our new production facility being constructed in Thornton, Colorado, which we currently expect will occur by mid 2010, we intend to supply our strategic partners with PV module samples produced on our 1.5 MW production line to support our partners' development, testing and certification of new integrated flexible PV products. This should enable them to identify and cultivate promising market segments. By cooperating with our strategic partners in this way, we hope to create sufficient and consistent demand for our PV modules by the time we commence large scale commercial production of our PV modules using our planned production tools for approximately 30 MW of rated capacity. We also intend to initiate sales of PV modules to these partners from our 1.5 MW production line. We envision that we ultimately will serve as a provider of high value-added thin film solar components to our strategic partners, who will be solely responsible for the marketing, sales and distribution of their integrated building and electronics products, as well as or our key partners in the government, military, space and near-space application markets. In so doing, we intend to position ourselves as a leading manufacturer and supplier of value-added lightweight, durable, and flexible PV components to these markets. By capitalizing on the lightweight features of our thin film PV products, we believe that we can reduce overall system installation and logistics costs, making our PV solutions more attractive to our strategic partners and their customers.

        Although the BIPV, EIPV and military portable power solar panel application markets comprise our immediate target markets, in the longer term, we also intend to pursue opportunities in the space satellite and near-space markets. We expect the space satellite and the near-space markets to evolve more gradually than the terrestrial market principally due to the higher degree of product qualifications and flight testing that will be required. We anticipate that our pathway to the space and near-space markets will be through development of modules for experimental space qualification tests and then actual flight experiments with governmental customers, followed by full scale flight arrays on operational systems once the technology and arrays have been fully space qualified. We intend to pursue these opportunities because we believe that the space and near-space markets place a premium on performance and offer a correspondingly high-value opportunity for our technology.

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

        While focused on speed to market, we believe that quality and consistency of product will be paramount to our success in the marketplace. Consequently, our path to commercialization is defined by a highly disciplined, staged progression based upon the achievement of key milestones and supported by over fourteen years of concerted research and development activity by our scientists. In keeping with this philosophy, we completed construction of a 1.5 MW production line in December 2007 after having consistently achieved PV cell conversion efficiencies of approximately 10% to 12%, and PV module conversion efficiencies of approximately 6% to 8%, and as high as 9.6%, in a pre-production prototyping and test facility that we have operated since the fourth quarter of 2006. Over time and with further refinement of our existing processes, we believe that our PV modules should be able to achieve efficiencies of 10% to 12%, significantly greater than the 6% conversion efficiency threshold that we believe is necessary for our products to be commercially acceptable in the current marketplace. During 2008 we focused on testing and qualifying our 1.5 MW production line in anticipation of commencing limited regular production. During the first quarter of 2009, we began regular production of monolithically integrated flexible CIGS modules from our 1.5MW production line.

        The design of the production equipment to be installed in our 30 MW expansion is based on our existing 1.5 MW production line. Our production parameters are currently being developed as we increase throughput rates on the 1.5 MW production line and once proven these will then be implemented in the 30 MW expansion line. Economies of scale should be achieved by applying these increased throughput rates to multiple lines and through increased utilization of ancillary equipment.

        As planned we have taken delivery of a one meter wide CIGS deposition system that will be installed in the first half of 2009. Deployment of the one meter wide configuration into commercial production will depend on the outcome of the development work and the timing of our expansion. However, we currently consider the one meter web as a research and development project offering long term cost reduction upsides. Commercial expansion is currently planned with the existing one-third meter web used in the 1.5 MW production line.

        We intend to continue to optimize our manufacturing processes including throughput, efficiency and yield to improve product performance and reduce manufacturing costs.

        We also intend to identify and evaluate suitable locations for new production lines, domestically and abroad, that we believe will best serve our target markets and customers.

Competition

        Today the market for PV products is dominated by large manufacturers of crystalline silicon technology. In 2008, the five largest of these manufacturers were; Q-cells (Germany), Suntech Power Holdings Co., Ltd. (China), Sharp (Japan), Kyocera (Japan), and Motech Industries (Taiwan). In all, there are over 25 manufacturers with annual cell production capacities in excess of 25 MW. We anticipate that while these leaders may continue to dominate the market with their silicon based products for several years, thin-film manufacturers will begin to capture an increasingly larger share of the market.

        The landscape of thin-film manufacturers encompasses a broad mix of technology platforms at various stages of development, and consists of a large and growing number of medium and small sized companies. Some of the established crystalline silicon manufacturers have also pursued thin film technologies, either in conjunction with their crystalline efforts, or more recently as a way to diversify their technology portfolios and insulate themselves from silicon supply shocks.

        The two largest thin-film PV manufacturers are First Solar, Inc. and Energy Conversion Devices, Inc. First Solar manufactures PV modules by depositing CdTe onto rigid glass plates using monolithic integration techniques similar to ours. Relative to our lightweight, flexible plastic substrates, PV modules using glass substrates are rigid and heavy. First Solar therefore primarily serves the commodity module markets initially targeting large scale, grid-connected solar power projects. Energy Conversion Devices manufactures thin-film a-Si cells on flexible metal foil. These cells must be individually assembled in series and parallel to form an integrated module similar to how c-Si products are manufactured. The additional integration steps required to produce Energy Conversion Devices modules add significant weight and cost and c-Si does not offer the same efficiency upside as CIGS. Both Energy Conversion Devices and First Solar are well established market leaders having occupied top 20 manufacturing positions since 2006.

        We believe that our modules offer unique advantages. Our modules have no glass, thus have potentially lower installed balance of systems costs. We use monolithic integration, thus do not require the expensive back end process of wiring cells into modules. In essence we believe that, our features combine low cost and flexibility for monolithically integrated light weight flexible modules suitable for many market sectors with particular application to rooftops.

        Competitors currently developing or selling CIGS-based PV modules include AVANCIS GmbH & Co. KG, Global Solar Energy, Inc., HelioVolt Corporation, Honda Soltec Co. Ltd., MiaSolé, NanoSolar, Inc., Solyndra, SoloPower, Inc. and Würth Solar GmbH & Co. A number of manufacturers that traditionally have manufactured and sold c-Si-based modules have entered, or in the future may enter, the market for thin-film PV modules and, potentially, CIGS-based PV modules. These efforts have been initiated both through internal development and the acquisition of external companies.

        Market conditions from 2004 until mid-2008 were ideal for new entrants looking to supply photovoltaic technology. The prevalence of capital and manufacturing subsidies led to a significant increase in the number of new companies pursuing crystalline and thin film technologies. As market dynamics have almost completely reversed in conjunction with the current economic downturn those companies that do not have a sufficiently differentiated product, particularly those offering low efficiency glass based modules, may find themselves unable to compete with establish players and unique technologies.

Research and Development and Intellectual Property

        Our core group of scientists has worked together since 1993 in the research and development of CIGS and related PV technologies. We intend to continue to invest in research and development in order to provide near-term improvements to our manufacturing process and products, as well as to identify next-generation technologies relevant to both our existing and potential new markets. Our near-term R&D is focused on simplifying the manufacturing process even further. With regard to our next-generation technologies, we are pursuing multi-junction CIGS designs that we believe, if successfully deployed, would significantly increase the conversion efficiencies of our existing PV modules. We also are engaged in limited research and development activities related to longer term opportunities in the evolving space satellite and near-space markets. During 2008 and 2007 approximately 85% of our research and development activities related to optimizing our manufacturing process and the remaining 15% related to next generation technology including space and near-space research and development activities funded through our awarded government contracts. During 2008 and 2007 we incurred approximately $10.1 million and $8.6 million in research and development activities.

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

        We protect our intellectual property through a combination of trade secrets and patent protections. We own the following patents and published patent applications:

  1.
  "Apparatus and method of production of thin film photovoltaic modules "(US Patent No. 7,271,333) (issued September 18, 2007)

  2.
  "Flexible High-Voltage Adaptable Current Photovoltaic Modules and Associated Methods" (PCT/US07/82306; US—11/877,632) (filed October 23, 2007)

  3.
  "Flexible Photovoltaic Array With Integrated Wiring And Control Circuitry, And Associated Methods" (PCT/US07/82271; US—11/877,625) (filed October 23, 2007)

  4.
  "Array of Monolithically Integrated Thin Film Photovoltaic Cells and Associated Methods" (PCT/US08/67772; US—12/143,713) (filed June 20, 2007)

  5.
  "Methods for Fabricating p-Type Cadmium Selenide" (PCT/US08/70240; US—12/174,630) (filed July 16, 2008)

  6.
  "Hybrid Multi-Junction Photovoltaic Cells and Associated Methods" (PCT/US08/70240; US—12/174,630) (filed July 16, 2008)

In addition, we have one unpublished provisional patent in a related area filed February 5, 2009.

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

Suppliers

        We rely on several unaffiliated companies to supply certain raw materials used during the fabrication of our PV modules. We acquire these materials on a purchase order basis and do not have long term contracts with the suppliers, although we may enter into such contracts in the future. We currently acquire all of our high-temperature plastic from Ube Industries, Ltd. (Japan), although alternative suppliers of similar materials exist. We purchase component molybdenum, copper, indium, gallium, selenium and indium tin oxides from a variety of suppliers. We also currently are in the process of identifying and negotiating arrangements with alternative suppliers of materials in the United States and Asia. We recently announced our intent to explore a strategic relationship with ITOCHU whereby, among other things, ITOCHU would help us source raw materials for our operations. The manufacturing equipment and tools used in our production process have been purchased from various suppliers in Europe, the United States and Asia. Although we have had good relations with our existing equipment and tools suppliers, we intend to monitor and explore opportunities for developing alternative sources.

Employees

        As of February 2, 2009, we had 58 employees of which 7 were executive officers and 1 was part time. We expect the number of employees to grow significantly as we install additional equipment and increase manufacturing capacity.

Company History

        We were formed in October 2005 from the separation by ITN of its Advanced Photovoltaic Division and all of that division's key personnel and core technologies. ITN, a private company incorporated in 1994, is an incubator dedicated to the development of thin-film, PV, battery, fuel cell and nano technologies. Through its work on research and development contracts for private and government entities, ITN developed proprietary processing and manufacturing know-how applicable to PV products generally, and to CIGS PV products in particular. ITN formed us to commercialize its investment in CIGS PV technologies. In January 2006, ITN assigned to us all its CIGS PV technologies and trade secrets and granted to us a perpetual, exclusive, royalty-free worldwide license to use certain of ITN's proprietary process, control and design technologies in the production of CIGS PV modules. Upon receipt of the necessary government approvals in January 2007, ITN assigned government-funded research and development contracts to us and also transferred the key personnel working on the contracts to us. Today, ITN still provides to us, a variety of administrative and technical services such as facilities management, equipment maintenance, procurement, information technology and technical support services. ITN is wholly owned by Inica, Inc. (Inica). Dr. Mohan Misra, Chairman of our Board of Directors and our Chief Executive Officer, and an immediate family member own all of the outstanding shares of Inica.

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

        We have a limited operating history and have not generated any revenue from operations. We have not commenced commercial production of our PV modules on our 1.5 MW production line. Further, our plans call for expansion of production capacity, but we do not expect to achieve another approximately 30 MW of rated capacity until the middle of 2010. Our ability to achieve our business, commercialization and expansion objectives will depend on a number of factors, including whether:

  •
  we successfully begin commercial production on our 1.5 MW line within our planned time frame;

  •
  our products are successfully and timely certified for use in our target markets;

  •
  we successfully qualify production tools to achieve the efficiencies and yields necessary to reach our cost targets as we expand our rated capacity;

  •
  the cost models on which we intend to rely for the manufacture of our PV modules prove accurate;

  •
  we raise sufficient capital to expand our total rated capacity to approximately 110 MW or more, and whether such capacity will enable us to reach the economies of scale we believe necessary to achieve profitability;

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

The recent financial crisis could negatively affect our business, results of operations, and financial condition.

        The recent financial crisis affecting the banking system and financial markets and the going concern threats to financial institutions have resulted in a tightening in the credit markets; a low level of liquidity in many financial markets; and extreme volatility in credit, fixed income, and equity markets. There could be a number of follow-on effects from the credit crisis on our business, including increased expense or inability to obtain debt financing or raise additional capital; insolvency of key suppliers, resulting in product delays; inability of customers to obtain credit to finance purchases of our products and/or customer insolvencies. The current volatility in the financial markets and overall economic uncertainty increase the risk that the actual amounts realized in the future on our assets will differ significantly from the fair values currently assigned to them.

We have to date incurred net losses and may be unable to generate sufficient sales in the future to become profitable.

        We incurred net losses of $13.2 million in the fiscal year ended December 31, 2008 and reported an accumulated deficit of $25.1 million as of December 31, 2008. We expect to incur net losses for the foreseeable future. Our ability to achieve profitability depends on a number of factors, including the growth rate of the solar energy industry, market acceptance of thin-film and other PV modules, the competitiveness of our PV modules and our ability to increase production volumes. If we are unable to generate sufficient revenue to achieve profitability and positive cash flows, we might be unable to satisfy our commitments and may have to discontinue operations. We cannot assure you that we will be successful in establishing ourselves as a profitable enterprise.

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

A significant increase in the supply of silicon feedstock or the significant reduction in the manufacturing cost of c-Si-based PV modules could lead to pricing pressures on PV modules generally and force us to reduce the sales price of our PV modules.

        During 2008 there was a significant increase in the supply of silicon feedstock and a significant reduction in the cost of c-Si-based PV modules. This lead to pricing pressures on PV modules generally. In the face of such current and future downward pricing pressures, we might be forced to reduce the sales prices of our PV modules, which, absent a commensurate decrease in our manufacturing costs, could materially and adversely affect our results of operations and financial condition and prevent us from achieving profitability.

We currently do not have certified PV modules and have recorded no sales of such products; further, we expect that significant PV module sales will not occur for some time.

        We have recorded no sales of PV modules and have no contracts for such sales. Because we do not plan to commence commercial production until the second quarter of 2009, and because we believe that our PV modules will need to be certified in order for them to be commercially viable for sales into certain markets, it will be several months before we record significant PV module sales, if ever. We expect that it will be some time before we can determine whether our expectations relating to our products and their target markets are justified. Further, because we will be required to invest substantial resources in pursuing our target markets in advance of any significant revenue stream that may result from such investments, an unanticipated or longer than expected delay of revenue ramp-up could put a strain on our resources, adversely affecting our business, results of operation and financial condition, and could require us to seek additional capital. See "Risk Factors—Our planned expansion to approximately 110 MW of rated capacity will require additional capital which we may not be able to obtain on favorable terms, if at all or without dilution to our stockholders."

A failure or unanticipated delay in securing any necessary or desired certification for our PV modules from government or regulatory organizations could impair sales of our PV modules and materially and adversely affect our results of operations and financial condition.

        In order for our PV modules to be commercially sold for use in certain target markets, they must first be certified by certain government or regulatory organizations, such as UL and TÜV. We believe that in some cases, these certifications would be sought by our customers and, in other cases, by us. A failure or unanticipated delay in securing any necessary or desired certification for our PV modules could impair sales of our PV modules and materially and adversely affect our business, results of operations and financial condition.

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

Failure to consummate strategic relationships with key partners in our various target market segments, such as portable power applications for military and governmental agencies or space and near space high value added solar applications markets as well as the unique BIPV and EIPV markets, and the respective implementations of the right strategic partnerships to enter these various specified markets, could adversely affect our projected sales, growth and revenues.

        We intend to sell thin-film PV modules for use in BIPV and EIPV products, such as roofing shingles, siding and facades, metal and composite panels, roofing membranes, electronic packages, casings and accessories, as well as for military and governmental portable power systems and space and near-space solar panel applications. Our marketing and distribution strategy is to form strategic relationships with suppliers to provide a foothold in these target markets. If we are unable to successfully establish working relationships with such market participants or if due to cost, technical or other factors, our PV modules prove unsuitable for use in such applications; our projected revenues and operating results could be adversely affected. Further, to the extent that we are able to establish strategic relationships with key partners and distributors, those relationships may be on a non-exclusive basis (for example, our strategic relationship with Norsk Hydro is non-exclusive), which means that our partners are not obligated to use us as their sole source of PV modules, and may instead choose to use the products of our competitors. Any such reduction in demand for our PV modules may have a material adverse effect on our revenues, results of operations and financial condition.

Our planned expansion to approximately 110 MW or more of rated capacity will require additional capital which we may not be able to obtain on favorable terms, if at all or without dilution to our stockholders.

        Our planned expansion to approximately 110 MW or more of total rated capacity will require additional capital. We currently are unable to determine what forms of financing, if any, will be available to us. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we raise additional funds through debt financing, which may involve restrictive covenants, our ability to operate our business may be restricted. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products, expand capacity to approximately 110 MW or more of total rated capacity, or otherwise respond to competitive pressures could be significantly limited, and our business, results of operations and financial condition could be materially and adversely affected.

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

        Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls may cause our operations to suffer, and we may be unable to conclude that our internal control over financial reporting is effective and to obtain an unqualified report on internal controls from our auditors as required under Section 404 of Sarbanes-Oxley. If we are unable to complete the required Section 404 assessment as to the adequacy of our internal control over financial reporting, if we fail to maintain or implement adequate controls, or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting, our ability to obtain additional financing could be impaired. In addition, investors could lose confidence in the reliability of our internal control over financial reporting and in the accuracy of our periodic reports filed under the Securities Exchange Act of 1934, as amended (Exchange Act). A lack of investor confidence in the reliability and accuracy of our public reporting could cause our stock price to decline.

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

        The solar energy industry is at a relatively early stage of development, and the extent to which PV modules, including our own, will be widely adopted is uncertain. If PV technology proves unsuitable for widespread adoption or if demand for PV modules fails to develop sufficiently, we may be unable to grow our business, generate sufficient sales to attain profitability or continue operations. Many factors, many of which are outside of our control, may affect the viability of widespread adoption of PV technology and demand for PV modules, including:

  •
  the cost effectiveness of PV modules and installed PV systems relative to other renewable energy sources, such as wind, geothermal, tidal power and other PV technologies;

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

        The thin-film component of the industry is largely made up of a broad mix of technology platforms at various stages of development, and consists of a large and growing number of medium- and small-sized companies. Two of the largest thin-film PV manufacturers are First Solar, Inc. and Energy Conversion Devices, Inc., each of which has reported an installed capacity of 100 MW or greater. First Solar manufactures PV modules using CdTe affixed to glass. Energy Conversion manufactures PV modules using a-Si affixed to flexible metal foil. Competitors currently developing or selling CIGS-based PV modules include AVANCIS GmbH & Co. KG, Global Solar Energy, Inc., HelioVolt Corporation, Honda Soltec Co. Ltd., MiaSolé, NanoSolar, Inc., Solyndra, SoloPower, Inc. and Würth Solar GmbH & Co. We believe that a number of manufacturers that traditionally have manufactured and sold c-Si-based modules have entered, or in the future may enter, the market for thin-film PV modules and, potentially, CIGS-based PV modules.

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

        Norsk Hydro currently owns approximately 35% of all issued and outstanding shares of our common stock and until June 15, 2009, Norsk Hydro is required to obtain Board approval for the purchase of more than 35% of the common shares outstanding. See "Certain Relationships and Related Transactions, and Director Independence—Transactions Involving Norsk Hydro Produksjon AS." As a result, Norsk Hydro may have the ability to prevent any transaction that requires the approval of stockholders regardless of whether other stockholders believe that any such transaction is in their own best interests. Additionally, Norsk Hydro currently holds two seats on our Board of Directors, which afford Norsk Hydro greater control and influence over matters affecting our business.

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

Our search for and retention of a qualified President and Chief Executive Officer, or our inability to identify and retain a qualified Chief Executive Officer, could be disruptive to and harm our business.

        Dr. Mohan Misra, Chairman of the Board has been serving, on an interim basis, as President and Chief Executive Officer since September 2008. If we fail to hire and retain a qualified person to permanently fill that position, we may not be able to satisfactorily manage our business or address the complexities of being a public company. Although we currently are interviewing candidates for the President and Chief Executive Officer position, we cannot assure you that we will find someone suitable to fill this position. There also are no assurances that our President and Chief Executive Officer, once retained, will work well with our current management team or that his or her transition into the role will be efficient. Our inability to find and employ a qualified President and Chief Executive Officer or to facilitate his or her smooth transition into the role could have a material adverse effect on our business, results of operations and financial condition.

Our future success depends on retaining our existing management team and hiring and assimilating new key employees and our inability to attract or retain key personnel would materially harm our business and results of operations.

        Our success depends on the continuing efforts and abilities of our executive officers, including Dr. Mohan Misra, our interim President, Chief Executive Officer and our Chief Strategy Officer, Dr. Prem Nath, our Senior Vice President of Production Operations, and Dr. Joseph Armstrong, our Chief Technology Officer. Our future success also will depend on our ability to attract and retain highly skilled employees, including management, technical and sales personnel. In addition, none of our management or employees are subject to non-compete agreements. The loss of any of our key personnel, the inability to attract, retain or assimilate key personnel in the future, or delays in hiring required personnel could materially harm our business, results of operations and financial condition.

Problems with product quality or performance may cause us to incur warranty expenses, damage our market reputation and prevent us from maintaining or increasing our market share.

        We do not have sufficient life cycle data for our thin-film PV modules to reliably predict their lifespan in the field. Pending collection of such data over time, we may not be able to offer customers warranty terms equivalent to those of our competitors, which may adversely impact sales or market acceptance of our PV modules. Further, even if we offer warranty terms equivalent to those of our competitors, at this time we cannot guarantee that our PV modules will perform as expected during the lifespan that our customers will expect. If our PV modules fail to perform as expected while under warranty, or if we are unable to support the warranties, sales of our PV modules may be adversely affected or our costs may increase, and our business, results of operations and financial condition could be materially and adversely affected.

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

        We have applied for patent protection in the U.S. relating to certain existing and proposed technologies and processes and services. While we generally apply for patents in those countries where we intend to make, have made, use, or sell patented products, we may not accurately predict all of the countries where patent protection will ultimately be desirable. If we fail to timely file a patent application in any such country, we may be precluded from doing so at a later date. Furthermore, we cannot assure you that any of our patent applications will be approved. We also cannot assure you that the patents issued as a result of our foreign patent applications will have the same scope of coverage as our United States patents. The patents we own could be challenged invalidated or circumvented by others and may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. Further, we cannot assure you that competitors will not infringe our patents, or that we will have adequate resources to enforce our patents.

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

        The PV industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We are aware of numerous issued patents and pending patent applications owned by third parties that may relate to current and future generations of solar energy. The owners of these patents may assert that the manufacture, use or sale of any of our products infringes one or more claims of their patents. Moreover, because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that materially and adversely affect our business. Third parties could also assert claims against us that we have infringed or misappropriated their intellectual property rights. Whether or not such claims are valid, we cannot be certain that we have not infringed the intellectual property rights of such third parties. Any infringement or misappropriation claim could result in significant costs or substantial damages to our business or an inability to manufacture market or sell any of our PV modules that are found to infringe or misappropriate. Even if obtaining a license were feasible, it could be costly and time consuming. Even if we were to prevail in any such action, the litigation could result in substantial cost and diversion of resources that could materially and adversely affect our business. The large number of patents, the rapid rate of new patent issuances, the complexities of the technology involved and uncertainty of litigation increase the risk of business assets and management's attention being diverted to patent litigation.

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

        We currently receive funding for research and development under the Small Business Innovation Research (SBIR) program. In 2008, our revenues generated from performance of these contracts totaled approximately $1.5 million. In order to continue to qualify for this funding, we must remain American-owned and independently operated and our size must remain under 500 employees. As a result of our relationship with Norsk Hydro and our planned expansion plans, we cannot guarantee that we will be able to continue to qualify for SBIR funding. If we fail to qualify for SBIR funding, our revenues from research and development could decline or cease, and our net income and financial condition could be could materially and adversely affected.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our facilities are located in Littleton, Colorado. We sublease approximately 14,200 square feet of office and manufacturing space at cost from ITN, which occupies space adjacent to ours. ITN leases the property from the Fontana Family Trust. The sublease expires in June 2010. In 2009, we expect to pay ITN approximately $19,000 per month in rent, plus pass-through expenses such as taxes, insurance, water and utilities. We may sublease additional space from ITN as the need arises.

        On February 8, 2008, the Company acquired an approximately 120,000 square foot manufacturing and office facility in Thornton, Colorado, for approximately $5.5 million. The building purchase, improvements and expansion were partially financed by a $7.5 million loan from the Colorado Housing and Financing Authority. The facility is being renovated and reconfigured and expanded by approximately 30,000 square feet to accommodate 30 MW of rated production capacity.

Item 3.    Legal Proceedings

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our Common Stock is traded on the NASDAQ Global Market under the symbol "ASTI." The following table sets forth the high and low sales price information per share for our Common Stock for the last two completed fiscal years.

Price Range of Common Stock

	High	Low
Fiscal 2007
First Quarter	$10.44	$2.41
Second Quarter	$11.34	$6.99
Third Quarter	$19.75	$6.50
Fourth Quarter	$28.35	$13.17
Fiscal 2008
First Quarter	$27.95	$8.02
Second Quarter	$18.39	$10.10
Third Quarter	$10.31	$5.65
Fourth Quarter	$6.80	$2.57

Holders

        As of December 31, 2008, the number of record holders of our Common Stock was 57, and there were no holders of Preferred Stock. The vast majority of our publicly-traded shares are held in street name, and we believe that the number of beneficial owners of our stock was approximately 11,200 as of February 4, 2009.

Dividends

        The holders of Common Stock are entitled to receive such dividends as may be declared by our Board of Directors. During the years ended December 31, 2008 and 2007, we did not pay any dividends, and we do not expect to declare or pay any dividends in the foreseeable future. Payment of future dividends will be within the discretion of our Board of Directors and will depend on, among other factors, our retained earnings, capital requirements, and operating and financial condition.

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

        In August 2007, Hydro acquired an additional 934,462 shares of the Company's common stock and 1,965,690 Class B warrants through the exercise of an option previously granted to Hydro and approved by Ascent's stockholders in June 2007. Gross proceeds to the Company were $10.48 million, and reflected per share and per warrant purchase prices equal to the average of the closing bids of each security, as reported by NASDAQ, for the five consecutive trading days preceding exercise. After acquiring these additional shares, Hydro again held 23% of the total outstanding common shares, after its holdings were diluted as the result of the redemption of Class A warrants and 23% of total outstanding Class B warrants. Pursuant to a second option that was approved by Ascent's stockholders in June 2007, beginning December 13, 2007, Hydro was entitled to purchase additional shares and Class B warrants up to a maximum of 35% of each class of security.

        In March 2008, Hydro acquired an additional 2,341,897 shares of the Company's common stock and 1,689,905 Class B warrants through the exercise of the second option previously granted to Hydro and approved by Ascent's stockholders in June 2007, resulting in Hydro ownership of approximately 35% of each class of security. Gross proceeds to the Company were $28.4 million, and reflected per share and per warrant purchase prices were equal to the average of the closing bids of each security, as reported by NASDAQ, for the five consecutive trading days preceding exercise. As a result of the Company's Secondary Public Offering in May 2008, Hydro's holdings were diluted to approximately 27%.

        On October 8, 2008, Hydro acquired an additional 2,421,801 shares of the Company's common stock. The purchase resulted in a return to Hydro's ownership of approximately 35% of the Company's common stock. Gross proceeds to the company from the follow on investment were approximately $15 million, and reflect per share purchase prices equal to the average of the closing bids of each security, as reported by NASDAQ, for the five consecutive trading days preceding exercise. Until June 15, 2009, the second option entitles Hydro to purchase from the Company additional restricted shares of common stock and Class B warrants to maintain ownership of up to 35% of issued and outstanding common stock and Class B warrants.

        The sales to Hydro were effected pursuant to Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        None.

Item 6.    Selected Financial Data

        Not applicable.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes to those financial statements appearing elsewhere in this Form 10-K. This discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance. As a result of many factors, our actual results may differ materially from those anticipated in these forward- looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Overview

        We are a development stage company formed to commercialize flexible PV modules using proprietary technology. For the year ended December 31, 2008, we generated approximately $1.5 million in revenues, none of which resulted from our planned principal operations to commercialize flexible PV modules. As of December 31, 2008, we had an accumulated deficit of approximately $25.1 million. Under our current business plan, we expect losses to continue through 2009 at which point we plan to commence production on our initial 30 MW manufacturing line that is currently in development. To date, we have financed our operations primarily through public and private equity financings including our recent secondary public offering of 4,370,000 shares of common stock with net proceeds of approximately $56.8 million completed in May 2008, and an additional investment of approximately $15 million by our largest shareholder Norsk Hydro in October 2008. The proceeds from these stock sales are primarily being utilized to fund the equipment purchases for our 30 MW production facility in Thornton, Colorado.

        While focused on speed to market, we believe that quality and consistency of product will be paramount to our success in the marketplace. Consequently, our path to commercialization is defined by a highly disciplined, staged progression based upon the achievement of key milestones and supported by over fourteen years of concerted research and development activity by our scientists. Our progression also takes into account market conditions, as well as financing options. In keeping with our philosophy, we completed construction of a 1.5 MW production line in December 2007. In March 2008, we demonstrated initial operating capability (IOC) of our 1.5 MW production line by initiating production trials as an end-to-end integrated process. Early IOC production trials resulted in average thin-film device efficiencies of 9.5% and small area monolithically integrated module efficiencies of over 7%. Recent and ongoing production optimization trials have resulted in thin-film device efficiencies in the 9.5% to 11.5% range and corresponding module efficiencies in the 7.0% to 9.0% range. In the fourth quarter 2008 the U.S. Department of Energy's National Renewable Energy Laboratory (NREL) independently verified that the modules produced on our 1.5 MW line measured as high as 9.64% in conversion efficiency. The test modules measured six inches wide by one foot long and serve as our building block for both BIPV and portable power products. During 2008 we focused on testing and qualifying our 1.5 MW production line in anticipation of commencing limited regular production. During the first quarter of 2009, we began regular production of monolithically integrated flexible CIGS modules from our 1.5 MW production line. We expect that process optimization will be an ongoing effort as we continuously strive for improvements in production yield, production throughput, and product efficiency that have a direct bearing on our cost competitiveness in the marketplace.

        During 2008, we initiated the critical tasks of internal product testing and product development with customers. In 2009, we continued those tasks further and have commenced prototype development with our BIPV, EIPV and military customers by providing them test samples from our 1.5MW production line. At the same time we expect to complete the internal testing and product certification in the second half of 2009.

        The Company's new manufacturing facility in Thornton, Colorado is in the final stages of completion and will be ready to accommodate installation of the equipment in second quarter of 2009. Production tooling and equipment for the 30 MW plant began arriving in the first quarter of 2009 and installation is scheduled to be completed in the first half of 2010. We expect to begin production with an annual rated capacity of 15 MW by the middle of 2010, and 30 MW of annual capacity by the end of 2010. We intend to incrementally expand our production capacity to 110 MW or greater by adding more capacity based on manufacturing developments, market conditions and availability of financing.

Commercialization and Manufacturing Expansion Plan

        We intend to be the first company to manufacture large, roll-format, PV modules in commercial quantities that use CIGS on a flexible, plastic substrate. Our manufacturing expansion plan entails the design, installation, qualification, testing and operation of additional production tools to increase our rated production capacity. We intend to incrementally expand our aggregate production capacity to 30 MW by attaining the following milestones within the time frames indicated:

  •
  Second half of 2009: complete product certification with Underwriters Laboratory (UL) in the U.S. and Technischer Überwachungs-Verein (TÜV) in Europe from 1.5 MW production line.

  •
  Fourth quarter of 2009: begin qualification of production tools for the first 30 MW.

  •
  First half of 2010: begin production and ramp up of the first half of initial 30 MW capacity.

  •
  Second half of 2010: commence ramp up to full 30 MW of rated capacity.

        Although we currently plan to expand our production capacity to 110 MW or more by adding more capacity, the actual timing and amount of production capacity for the initial 30 MW and follow on capacity that we install may significantly deviate due to market conditions, availability of financing, timeliness of delivery of production tools, product performance and other factors described in this Annual Report.

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

        Although we currently plan to expand our production capacity in accordance with the timeline above, the actual timing and amount of production capacity that we install may significantly deviate from the above plan due to market conditions, availability of financing, timeliness of delivery of production tools, product performance and other factors described in this Annual Report. See "Significant Trends, Uncertainties and Challenges" below. We also recognize the importance of developing strategies and plans that may allow for the timely acceleration of our production beyond the current plan in order to meet market demand and the challenges from competitors who are presently expanding their operations.

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

        Using our 1.5 MW production line as a model, we have consummated the fixed price delivery contracts for the majority of the production tools for the 30 MW line. The equipment supplier schedules in the supply agreements provide for the installation of the majority of the production tools by the end of the third quarter of 2009. We plan to commence production ramp up to 30 MW of rated capacity by the end of the first quarter 2010. In order to qualify approximately 30 MW of rated capacity by the end of 2009, we intend to purchase and install production tools that will process one-third meter wide plastic rolls similar to those used in our existing 1.5 MW production line. Significant delays in achieving desired production yields, module efficiencies or other performance metrics on the 1.5 MW production line and/or delays in the delivery, installation and qualification of the 30 MW production tools may impact our real and projected product sales in 2010.

        We have initiated engineering and development of the one meter wide production tools to support future expansion of rated capacity. Successfully transitioning to one meter wide rolls should significantly increase our throughput, thereby reducing the number of manufacturing tools and, hence, the amount of capital expenditures required for equipment and facilities. Generally speaking, we believe that all other process variables, such as speed, thickness and composition, should remain unchanged. Based upon discussions with our equipment suppliers, we have identified deposition of the CIGS layer in the one meter wide format as the most challenging aspect of transitioning to one meter wide rolls; consequently, we have initiated the development of one meter wide prototype CIGS and molybdenum production tools to enable us to begin evaluating and testing one meter wide area deposition sources and process control systems. The one meter CIGS prototype production tool is scheduled for installation in 2009 and the one meter molybdenum production tool is scheduled for delivery in 2010. We plan to conduct six to nine months of testing and evaluation prior to committing the capital in to procure the one meter format production tools to support further expansion of rated capacity. Our planned expansion to approximately 110 MW of rated capacity will require additional capital, which we may not be able to obtain on favorable terms, if at all or without dilution to our stockholders.

Capital Equipment Expenditures and Manufacturing Costs

        Since our formation in October 2005, most of our cash outlays have gone toward the investment in capital equipment necessary to develop our manufacturing capabilities for producing the commercial products we envision. We expect this trend to continue into the foreseeable future as we expand to approximately 110 MW of rated capacity by the end of 2011. We will require additional capital and additional facilities to achieve our manufacturing expansion plans. If we are unable to secure the necessary capital or to manage the disbursement of capital taking into consideration any unforeseen factors, such as cost increases from our equipment suppliers and the potential negative changes in the value of the U.S. dollar against foreign currencies, our ability to expand our manufacturing capacity as planned, as well as our financial performance and results of operations, may be adversely affected.

        We currently expect the capital expenditures to support the first 30 MW of rated capacity to total approximately $95 million to $100 million for manufacturing equipment and approximately $16 million for the acquisition and renovations of our new manufacturing facility in Thornton, Colorado. We also expect capital expenditures of approximately $8 million for installation, qualification and other associated pre-operating expenses related to the first 30 MW expansion. In addition, we have budgeted approximately $7 million in 2008 and 2009 for the procurement and installation of the one meter wide manufacturing development tools, sources, and sensor control systems. In order to install the next 30 MW and then additional 50 MW of rated capacity, we expect that we will require another approximately $225 million to $235 million for property, plant and equipment and approximately $15 million for installation, qualification and other associated pre-operating expenses. Capital expenditure estimates for our expansion reflect an increase from our previous estimates primarily due to higher costs for equipment infrastructure, as well as higher estimated costs for certain equipment.

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

  •
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

  •
  Our ability to manage the planned expansion of our manufacturing facilities, operations and personnel; and

  •
  Our ability and the ability of our distributors, suppliers and customers to manage operations and orders during the global financial crisis; and

  •
  Our ability to identify and retain a qualified permanent president and chief executive officer.

        Basis of Presentation:    The Company's activities to date have substantially consisted of raising capital, research and development, and the development of a 1.5 MW production plant and additional 30 MW expansion plant. Revenues to date have been generated from the Company's governmental research and development (R&D) contracts and have not been significant. The Company's planned principal operations to commercialize flexible PV modules have not yet commenced. Accordingly, the Company is considered to be in the development stage, as defined in Statement of Financial Accounting Standards No. 7 (SFAS No. 7), "Accounting and Reporting by Development Stage Enterprises."

        Cash Equivalents:    The Company considers all highly liquid debt securities purchased with an original maturity of three months or less to be cash equivalents. The Company maintains cash balances which may exceed federally insured limits. The Company does not believe that this results in significant credit risk.

        Investments:    The Company accounts for investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company has classified its investments as "available-for-sale". Such investments are carried at fair value, based on quoted market prices with the unrealized holding gains and losses reported as Accumulated other comprehensive income (loss) in the stockholders' equity section of the balance sheet. Realized gains and losses on sales of securities are computed using the specific identification method. The Company evaluates declines in market value for potential impairment. If the decline results in a value below cost and is determined to be other than temporary, the investment is written down to its impaired value and a new cost basis is established.

        Fair Value estimates:    The fair value of an asset or liability is the amount at which it could be exchanged or settled in a current transaction between willing parties. The carrying value for cash and cash equivalents, investments, restricted cash, accounts receivable, accounts payable, accrued property and equipment, accrued expenses and other assets and liabilities approximate their fair values due to their short maturities. Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements" (SFAS 157). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157", which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

        Foreign Currency translation:    Bank account balances related to our forward contracts are translated to U.S. dollars utilizing the period end exchange rate. Gains or losses on foreign currency translations are recorded in other income/loss in the statement of operations.

        Revenue Recognition:    Revenue to date is from governmental research and development contracts under terms that are cost plus fee or firm fixed price. Revenue from cost plus fee contracts is recognized as costs are incurred on the basis of direct costs plus allowable indirect costs and an allocable portion of the firm fixed fee. Revenue from firm fixed price contracts is recognized under the percentage-of-completion method of accounting, with costs and estimated profits included in contract revenue as work is performed. If actual and estimated costs to complete a contract indicate a loss, provision is made currently for the loss anticipated on the contract.

        Patents:    At such time as the Company is awarded patents, patent costs are amortized on a straight-line basis over the legal life, or over their estimated useful lives, whichever is shorter. As of December 31, 2008, the Company had $137,781 of net patent costs of which $29,417 represent costs net of amortization incurred for an awarded patent, and the remaining $108,364 represents costs incurred for patent applications filed. Amortization expense for the years ended December 31, 2008 and 2007 was $5,116 and $1,279, respectively.

        Property and Equipment:    Property and equipment are recorded at the original cost to the Company. Assets are being depreciated over estimated useful lives of one to ten years using the straight-line method, commencing when the asset is placed in service. Leasehold improvements are depreciated over the shorter of the remainder of the lease term or the life of the improvements. Upon retirement or disposal, the cost of the asset disposed of and the related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income. Expenditures for repairs and maintenance are expensed as incurred.

        The Company computes depreciation expense using the straight-line method over the estimated useful lives of the assets, as presented in the table below. We amortize leasehold improvements over the shorter of their estimated useful lives or the remaining term of the lease.

Useful Lives in Years
Buildings	40
Manufacturing machinery and equipment	5 - 10
Furniture, fixtures, computer hardware/software	3 - 7
Leasehold improvements	life of lease

        Long-lived assets:    We account for our long-lived, tangible assets and definitive-lived intangible assets in accordance with Statement of Financial Accounting Standards No. (SFAS, 144, Accounting for the Impairment or Disposal of Long-Lived Assets). As a result, we assess long-lived assets classified as "held and used", including our property, plant and equipment, for impairment whenever long-lived asset may not be recoverable. These events would include significant current period operating or cash flow losses associated with the use of a long-lived asset or group of assets combined with a history of such losses, significant changes in the manner of use of assets and significant negative industry or economic trends. We evaluated our long-lived assets for impairment for the period ending December 31, 2008 and concluded that no valuation allowances were required.

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

        Net loss per Common Share:    Statement of Financial Accounting Standards No. 128, "Earnings Per Share," provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share include no dilution and are computed by dividing income available to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. Common stock equivalents consisting of Class B warrants, IPO warrants (representative warrants), and stock options outstanding as of December 31, 2008 of approximately 12 million shares, have been omitted from loss per share because they are anti-dilutive. Basic and diluted loss per share was the same in each of the periods ended December 31, 2008 and 2007.

        Research and Development Costs:    Research and development costs are incurred during the process of researching and developing new products and enhancing our manufacturing processes and consist primarily of compensation and related costs for personnel, materials, supplies and equipment depreciation. We expense these costs as incurred until the resulting product has been completed and tested and is ready for commercial manufacturing. We also incur research and development expenses on our U.S. federal government research and development contracts and expense as incurred.

        Incomes Taxes:    Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates as of the date of enactment. Interest and penalties, if applicable would be recorded in operations.

        In July 2006, the FASB issued FASB Interpretation (FIN 48),"Accounting for Uncertainty in Income Taxes." The Company adopted the provisions of FIN 48 on January 1, 2007. As defined, FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company became subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal tax return and its Colorado tax return as "major" tax jurisdictions, as defined. The periods subject to examination for the Company's federal and state tax returns are tax years 2005 through 2007. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company's financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

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

        The application of the SFAS 123(R) accounting principles may be subject to further interpretation and refinement over time. There are significant differences among option valuation models, and this may result in a lack of comparability with other companies that use different models, methods and assumptions. If factors change and the Company employs different assumptions in the application of SFAS 123(R) in future periods, or if the Company decides to use a different valuation model, the compensation expense that the Company records in the future under SFAS 123(R) may differ significantly from what it has recorded in the current period and could materially affect its loss from operations, net loss and net loss per share.

        Comprehensive income (loss):    Our comprehensive income (loss) consists of our net income (loss), and changes in unrealized gains or losses on available for sale investments, the impact of which has been excluded from net loss. We present our comprehensive income (loss) in the Statements of Stockholders' Equity and Comprehensive Income and (Loss). Our accumulated other comprehensive income (loss) is presented as a component of equity in our Balance Sheets and consists of the cumulative amount of unrealized gains or losses on available-for-sale investments that we have incurred since the inception of our business.

        Reclassifications:    Certain reclassifications have been made to the 2007 and 2006 financial information to conform to the 2008 presentation. Such reclassifications had no effect on net loss and are primarily related to reclassifying costs between Research and development costs and General and administrative expenses in the Statements of Operations.

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

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" (SFAS 161), which expands the disclosure requirements for derivative instruments and hedging activities. SFAS 161 specifically requires entities to provide enhanced disclosures addressing the following: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 161 on its financial position, results of operations and disclosures.

        In April 2008, the FASB issued FASB Staff Position (FSP) FSP 142-3, "Determination of the Useful Life of Intangible Assets." This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets." The intent of this FSP if to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), "Business Combinations," and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the adoption of FAS 142-3 to have a material effect on its results of operations and financial condition.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles," which becomes effective upon approval by the SEC. The standard sets forth the sources of accounting principles and provides entities with a framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. It is not expected to change any of our current accounting principles or practices and therefore, is not expected to have a material impact on our financial statements.

Results of Operations

  Comparison of the Years Ended December 31, 2008 and 2007

        Certain reclassifications have been made to the 2007 financial information to conform to the 2008 presentation. Such reclassifications had no effect on net loss and are primarily related to reclassifying costs between R&D costs and G&A expenses in the Statement of Operations. Our activities to date have substantially consisted of raising capital, business and product development, research and development and the development of our 1.5 MW production line and the construction of our 30 MW production line.

        Research and Development Revenues.    Our R&D revenues were $1,499,729 for the year ended December 31, 2008 compared to $1,002,674 for the year ended December 31, 2007 an increase of $497,055. The majority of our R&D revenues during the year ended December 31, 2008 and 2007 were revenues earned on our government R&D contracts. The increase in 2008 primarily relates to two government contracts awarded in June 2008.

        Research and Development.    R&D costs include the costs incurred for pre-production activities on our 1.5 MW line and our planned 30 MW line and costs related to our governmental contracts. R&D costs were $10,066,055 for the year ended December 31, 2008 compared to $4,802,538 for the year ended December 31, 2007, an increase of $5,263,517. Costs related to pre-production activities increased $4,654,519. The pre-production cost increases were comprised of materials and equipment related costs of approximately $1,760,000, depreciation and amortization of approximately $1,304,000, personnel related costs of approximately $890,000, facility related costs of approximately $705,000, and stock compensation expense of approximately $122,000. Governmental R&D expenditures increased by $608,998 related to the contracts awarded June 2008.

        General and Administrative.    G&A expenses were $5,669,746 for the year ended December 31, 2008 compared to $4,126,451 for the year ended December 31, 2007, an increase of $1,543,295. This increase is comprised of costs associated with increased headcount of approximately $719,000, approximately $412,000 for severance related costs, increases in supplies and mailing, trade show, and facilities costs of approximately $387,000 and an increase in stock compensation expense of approximately $25,000.

        Interest Expense.    Interest expense was $3,438 for the year ended December 31, 2008 compared to $424 for the year ended December 31, 2007, an increase of $3,014. The increase in Interest expense relates to the amortization of the commitment fee related to our CHFA loan. During 2008, $315,610 of interest incurred on the CHFA loan was capitalized. No interest was capitalized in 2007.

        Interest Income.    Interest income was $2,145,370 for the year ended December 31, 2008 compared to $1,423,320 for the year ended December 31, 2007, an increase of $722,050. Interest income represents interest on cash and short term investments. The increase in Interest income is due to higher balances of cash and short term investments during 2008 as compared to 2007.

        Realized Loss on Investments.    Realized losses on investments were $32,103 for the year ended December 31, 2008 compared to $0 for the year ended December 31, 2007, an increase of $32,103. Losses on our investments, primarily corporate securities, comprised the net loss during 2008.

        Realized Loss on Forward Contracts and Unrealized Losses on Forward Contracts.    For the year ended December 31, 2008, the unrealized loss on forward contracts was $766,403 and the realized loss was $322,430. Although the hedging activity is designed to fix the dollar amount to be expended, the asset purchased is recorded at the spot rate in effect as of the date of the payment to the supplier. The difference between the spot rate and the forward rate has been reported as a loss on forward contract.

The forward contract was 100% effective in fixing the amount to be paid to the supplier in dollar terms as of the date the forward contract was entered into.

        Net Loss.    Our Net Loss was $13,215,076 for the year ended December 31, 2008 compared to a Net Loss of $6,503,419 for the year ended December 31, 2007, an increase in Net Loss of $6,711,657. The increase in Net Loss can be summarized in variances in significant account activity as follows:

Increase (decrease) to Net Loss For the Year Ended December 31, 2008
Contract revenues	$497,055
Research and development costs
Manufacturing R&D	(4,532,679)
Government R&D	(608,998)
Non-cash stock based compensation	(121,840)
General and administrative expenses
Corporate G&A	(1,518,615)
Non-cash stock based compensation	(24,680)
Interest expense	(3,014)
Interest income	722,050
Realized Loss on investments	(32,103)
Realized Loss on forward contract	(322,430)
Unrealized Loss on forward contracts	(766,403)

Increase to Net Loss	$(6,711,657)

  Comparison of the Years Ended December 31, 2007 and 2006

        Certain reclassifications have been made to the 2007 and 2006 financial information to conform to the 2008 presentation. Such reclassifications had no effect on net loss and are related to reclassifying costs between Research and development expenses and General and administrative expenses.

        Research and Development Contract Revenues.    Our R&D revenues were $1,002,674 for the year ended December 31, 2007. There were no R&D contract revenues for the year ended December 31, 2006. Our revenues during the year ended December 31, 2007 were earned on our government R&D contracts novated January 1, 2007 from ITN and new government R&D contracts awarded to us in 2007.

        Research and Development Expenses.    R&D expenses were $4,802,538 for the year ended December 31, 2007 compared to $832,891 for the year ended December 31, 2006, an increase of $3,969,647. The increase is comprised of $2,648,064 related to personnel, materials and facilities required to optimize our manufacturing processes in advance of commencing full-scale production on our 1.5 MW production line, $799,509 of direct costs and related overhead on our government R&D contracts that began on January 1, 2007, and an increase in stock compensation expense of approximately $522,074 for our manufacturing and R&D personnel.

        General and Administrative Expenses.    General and administrative expenses (G&A) were $4,126,451 for the year ended December 31, 2007 compared to $2,542,413 for the year ended December 31, 2006, an increase of $1,584,038. The increase is comprised of two components, an increase in corporate G&A expenses of $720,177 and an increase in non-cash stock-based compensation expense of $863,861. The increase in corporate G&A expenses corresponds with our increase in headcount and increases in corporate activity such as legal fees, SEC reporting costs, stock and corporate registration fees, and travel and insurance costs. The significant increase in stock compensation expense for the year ended December 31, 2007 is primarily due to the requirements of SFAS 123(R) and EITF 96-18 for measurement of stock-based compensation to non-employees as vesting occurs and for unvested shares as of the balance sheet date. Since our stock price as of December 31, 2007 was significantly higher than as of December 31, 2006, this requirement resulted in an increased fair value calculation related to stock-based payments to non-employees. Additional grants of our stock options during 2007 also contributed to the increase.

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

        Interest Income.    Interest income was $1,423,320 for the year ended December 31, 2007 compared to $275,083 for the year ended December 31, 2006, an increase of $1,148,237. Interest income represents interest on cash and short term investments. The increase in Interest income was due to higher balances of cash and short term investments during 2007 as compared to 2006.

        Net Loss.    Net loss was $6,503,419 for the year ended December 31, 2007 compared to a net loss of $4,180,912 for the year ended December 31, 2006, an increase in net loss of $2,322,507. This increase can be summarized in variances in significant account activity as follows:

Increase (decrease) to Net loss For the Year Ended December 31, 2007
R&D Contract Revenues	$(1,002,674)
R&D Expenses
Manufacturing R&D	2,648,064
Government R&D	799,509
Non-cash stock-based compensation	522,074
General and administrative expenses
Corporate G&A	720,177
Non-cash stock-based compensation	863,861
Interest expense	(1,080,267)
Interest income	(1,148,237)

Increase to Net Loss	$2,322,507

Liquidity and Capital Resources

        During the year ended December 31, 2008, we completed the following financing transactions:

  •
  On March 28, 2008, Norsk Hydro acquired an additional 2,341,897 restricted shares of our common stock and 1,689,905 Class B warrants upon exercise of one of the options granted to Norsk Hydro on March 13, 2007. The exercise of the option resulted in proceeds to us of approximately $28.4 million, and reflected per share and per warrant purchase prices equal to the average of the closing bids of each security, as reported by NASDAQ, for the five consecutive trading days preceding exercise. After acquiring these additional shares, Norsk Hydro held approximately 35% of each of our total outstanding common shares and Class B warrants. As a result of the Company's Secondary Public Offering in May 2008, Hydro's holdings were diluted to approximately 27%. On October 8, 2008, Hydro acquired an additional 2,421,801 shares of our common stock. The purchase resulted in a return to Hydro's ownership of approximately 35% of our common stock. Gross proceeds to the company from the follow on investment were approximately $15 million, and reflect per share purchase prices equal to the average of the closing bids of each security, as reported by NASDAQ, for the five consecutive trading days preceding exercise. Until June 15, 2009, the second option entitles Hydro to purchase from the Company additional restricted shares of common stock and Class B warrants to maintain ownership of up to 35% of issued and outstanding common stock and Class B warrants.

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

  •
  On May 15, 2008, the SEC declared effective our Registration Statement on Form S-3 (Reg. No. 333-149740), and we completed our Secondary Public Offering of 4,370,000 shares of common stock, which included 570,000 shares issued upon the underwriter's exercise of its overallotment in full. The offering price of $14.00 per share resulted in gross proceeds of $61,180,000. After deducting underwriting discounts and commissions and offering expenses of approximately $4,361,000, net proceeds to the Company were approximately $56,819,000. JP Morgan was the managing underwriter of our Secondary Public Offering.

        For the year ended December 31, 2008, our cash used in operations was approximately $9.1 million compared to approximately $4.3 million for the year ended December 31, 2007. For the year ended December 31, 2008 approximately $50.7 million had been expended in capital to complete our 1.5 MW production line and facility modifications, initial payments on our 30 MW and one meter wide development and production tools, and acquisition and renovations to the Thornton, Colorado facility for our manufacturing expansion. Approximately $7.2 million of the total $12.2 million costs incurred in 2008 for our facility expansion was financed through a loan with CHFA.

        As of December 31, 2008, we had approximately $87.4 million in cash, restricted cash and investments. We currently expect the capital expenditures needed to support the first 30 MW of rated capacity will total approximately $95 million to $100 million for production and manufacturing equipment and approximately $16 million for the acquisition of the building and renovations of our 30 MW Thornton facility. We also expect capital expenditures of approximately $8 million for installation, qualification and other associated pre-operating expenses related to the expansion. In addition, we have budgeted approximately $7 million for the procurement and installation of the one meter wide manufacturing development tools, sources, and sensor control systems. We made actual cash payments of approximately $34 million for the 30 MW production and manufacturing development tools as of December 31, 2008 and expect to make the remaining payments in 2009 and the first half of 2010. Remaining expenditures to complete the Thornton facility in 2009 are estimated to be approximately $4 million.

        During the year ended December 31, 2008, the use of cash for operational expenses averaged approximately $758,000 per month and were related to pre-manufacturing activities, research and technology development, business development and general corporate expenses. We expect operational expenses to increase in 2009 as we commence commercial production and increase the size of our workforce. Our average monthly operational expense for year ended December 31, 2008 of approximately $758,000 is net of average monthly R&D revenues from our governmental contracts of approximately $125,000 and average monthly interest income net of interest expense of approximately $179,000. A significant component of our costs for the year ended December 31, 2008 related to the ongoing qualification of our 1.5 MW line and continuing corporate costs related to building the required infrastructure to support our 1.5 MW manufacturing operations and expansion plans. We anticipate that our operational expenditures will continue to increase throughout 2009 due to the planned hiring of additional personnel for both our 1.5 MW production line and the installation and qualification of our new 30 MW of rated production capacity in Thornton, Colorado. As of December 31, 2008, we had 56 full-time employees of which 32 were manufacturing personnel. We plan to increase our staff during 2009, principally in the manufacturing area.

        We do not expect that our sales revenue from the 1.5 MW production line will be sufficient to support our operations and cash requirements, and it is unlikely that our sales revenue will support our operating cash requirements unless we achieve actual production capacity of at least 30 MW per year. Our original equipment delivery schedule called for installation of all of the 30 MW production equipment during 2009. Due to the recent financial crisis affecting the financial markets, our ability to obtain credit or to raise additional capital has become increasingly difficult. In order to preserve cash we have extended the equipment delivery schedule related to the first 30 MW of annual rated production capacity to 2010. We now expect to begin production using equipment with an annual rated production capacity of approximately 15 MW in early 2010, and full 30 MW of annual rated production capacity by the middle of 2010.

        On January 9, 2009, we filed a "shelf" Registration Statement on Form S-3 with the Securities and Exchange Commission ("SEC"). The SEC declared the registration statement effective on January 16, 2009. With the shelf registration, we may from time to time sell common stock, preferred stock, warrants or some combination in one or more offerings totaling up to $150 million.

Off Balance Sheet Transactions

        As of December 31, 2008, we did not have any off balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Not applicable.

Item 8.    Financial Statements and Supplementary Data

        Please refer to our Financial Statements below, beginning on page F-1 which are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        There has been no change of accountants or any disagreement with accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure required to be reported under this Item.

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

Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of December 31, 2008. Based on this evaluation, our management concluded that as of December 31, 2008, the design and operation of our disclosure controls and procedures were effective.

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

        Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. Our management reviewed the results of their assessment with the Audit Committee.

Attestation Report of Registered Public Accounting Firm

        Hein & Associates LLP, the registered public accounting firm that audited the financial statements included in this Annual Report, has issued an attestation report on the effectiveness or our internal control over financial reporting as of December 31, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ascent Solar Technologies, Inc,

        We have audited Ascent Solar Technologies, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Managements' Report on Internal Controls over financial reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provide a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Ascent Solar Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of operations, stockholders' equity and comprehensive income, and cash flows of Ascent Solar Technologies, Inc., and our report dated March 12, 2009 expressed an unqualified opinion.

/s/ Hein & Associates LLP

Denver, Colorado
March 12, 2009

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Our executive officers and directors and their ages and positions with the Company as of February 28, 2009, are as follows:

Name	Age	Position
Mohan S. Misra, Ph.D.	64	Chairman of the Board, Interim President and Chief Executive Officer, Chief Strategy Officer
Gary Gatchell	51	Chief Financial Officer and Secretary
Prem Nath, Ph.D.	59	Senior Vice President of Production Operations
Ashutosh Misra	43	Senior Vice President and General Manager—Thornton Plant
Joseph Armstrong, Ph.D.	51	Vice President and Chief Technology Officer
Bruce Berkoff	48	Chief Marketing Officer
Joseph McCabe	48	Vice President Business Development
Janet Casteel	48	Chief Accounting Officer and Treasurer
Stanley A. Gallery	51	Director
Einar Glomnes	39	Director
Amit Kumar, Ph.D.	44	Director
Joel S. Porter	61	Director
T.W. Fraser Russell, Ph.D.	74	Director
Richard Erskine	52	Director
Richard J. Swanson	74	Director

        Mohan S. Misra, Ph.D. has served as Chairman of our Board of Directors since October 2005, and as our Chief Strategy Officer since April 2007. Dr. Misra has served as our interim President and Chief Executive Officer since September 2008. He founded and has served as chief executive officer of ITN since 1994. Before founding ITN, Dr. Misra spent 19 years with Martin Marietta Corporation (now Lockheed Martin Corporation) in the areas of material research, development and manufacturing. While at Martin Marietta, Dr. Misra worked first as manager of Research and Technology, and then led the company's development of long term technology strategies. Dr. Misra has helped develop and implement several key technologies for aerospace applications including thin-film PV products, smart materials, advanced composites and lightweight structures. Dr. Misra holds a B.S. degree in Metallurgical Engineering from Benaras Hindu University in India, an M.S. degree in Metallurgical Engineering from the University of Washington and a Ph.D. in Metallurgical Engineering from the Colorado School of Mines. Dr. Misra is the uncle of Ashutosh Misra, our Senior Vice President of Operations and Corporate Affairs.

        Gary Gatchell has served as our Chief Financial Officer and Secretary since March 2008. Prior to joining Ascent Solar, Mr. Gatchell served as the Chief Financial Officer of Carrier Access Corporation, a telecommunications equipment provider (Carrier Access). Mr. Gatchell joined Carrier Access, a NASDAQ listed company, in June 2005 to reorganize that company's finance and administration infrastructure. Prior to joining Carrier Access, from 1999 to 2004, Mr. Gatchell served as the Chief Financial Officer of Voyant Technologies, Inc., a leading provider of audio conferencing equipment that was acquired by Polycom, Inc., and as an audit manager at KPMG. Mr. Gatchell brings to Ascent Solar a strong background in public company financial reporting and internal controls. Mr. Gatchell also has experience with private and public capital funding, as well as mergers and acquisitions activity on both the buy-side and sell-side. Mr. Gatchell is a registered Certified Public Accountant and has a Master's degree in Accountancy from the University of Denver. Mr. Gatchell is a member of the AICPA and CSCPA.

        Prem Nath, Ph.D. was promoted to Senior Vice President of Production Operations in January 2009. Dr. Nath served as our SVP of Manufacturing from July 2006 to January 2009. From 1998 until July 2006, he served as Vice President of Product Manufacturing and Development at United Solar

Ovonic (Uni-Solar) and as Chief Operating Officer of Uni-Solar's Mexican subsidiary. Dr. Nath has over 25 years of professional experience in the development, testing and manufacture of thin-film PV technology and is a named inventor on over 50 U.S. patents covering processes, products and materials. Dr. Nath holds a M.S. degree in Physics from Punjab University in India, a Master of Technology degree in Solid State Physics from the Indian Institute of Technology (IIT) and a Ph.D. in Materials Science from IIT. Dr. Nath also worked as a post-doctoral fellow at the University of California at Los Angeles.

        Ashutosh Misra has served as our Senior Vice President and General Manager—Thornton-Plant in February 2009. Mr. Misra served as our SVP of Operations and Corporate Affairs from April 2007 to February 2009. Until that time, Mr. Misra served as a member of our Board of Directors from our inception in October 2005 and participated actively as corporate advisor in guiding the management team with day-to-day operations. Mr. Misra also served as Executive Vice President at ITN, where he was responsible for day to day business operations. From November 2002 until March 2005, Mr. Misra served as the president and chief executive officer of Data Access America, a wholly owned subsidiary of Data Access India, Limited, a telecommunications carrier based in India. Prior to joining ITN in 1998 Mr. Misra worked for MTI International for over 8 years as Operations Manager and was responsible for setting up electronic manufacturing and related facilities in the United States, Mexico, Singapore, Indonesia, and India. Mr. Misra holds a Bachelor of Engineering Degree in Electronics and Telecommunications from Bangalore University in India, and a M.S. degree in Electrical Engineering from the University of Wisconsin, Milwaukee. Mr. Misra is the nephew of Dr. Mohan Misra, our Chairman.

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

        Bruce Berkoff has served as our Chief Marketing Officer since September 2008. Mr. Berkoff has over 25 years of executive experience in engineering, product development and marketing for technology companies. Before joining Ascent, Mr. Berkoff has served on various public company boards, currently sitting on those for LG Display (NYSE: LPL) and Unipixel (UNXL.OB). Since December 2006, he has served as the Chairman of the LCD TV Association, and from January 2006 until November 2006, he held positions with Enuclia Semiconductor, first as President and Chief Executive Officer, then as Chairman of the Board of Directors. From November 1999 until December 2005, Mr. Berkoff served as the Chief Marketing Officer and EVP of LG Philips LCD Co., Ltd.(LPL), a global market leader in TFT-LCD displays. Mr. Berkoff also has held management positions at Philips Components FDS, UMAX Computer Corp., Radius Inc. and SuperMac Technologies. Mr. Berkoff holds an A.B. degree from Princeton University and a M.A. degree in Biophysics from the University of California at Berkeley.

        Joseph C. McCabe has served as our Vice President of Business Development since January 2007. From 1985 until November 2006, Mr. McCabe was the owner and principal of an energy technology consulting firm. In that capacity, he served as a consultant or contractor on projects for the California Energy Commission, the Sacramento Municipal Utility District, Shell Oil and various architecture and engineering firms, and he possesses experience in the area of BIPV products and technologies. Mr. McCabe is a licensed Professional Engineer and holds a B.S. degree in Mechanical Engineering degree from the University of Dayton, an M.S. degree in Nuclear and Energy Engineering from the University of Arizona, and a Masters of Business Administration from Regis University in Denver, Colorado. Mr. McCabe is Chairman of the Solar Electric Division of the American Solar Energy Society (ASES) and is a member of the International Electrotechnical Commission (IEC) Technical Committee 82 for Solar Photovoltaic Energy System (TC82).

        Janet Casteel has served as our Chief Accounting Officer and Treasurer since February 2006. She served on a part-time basis as our Treasurer and Controller between October 2005 and February 2006, during which time she also served as the part-time business manager of ITN. From 1996 until February 2006, Ms. Casteel served in the capacity of controller and business manager of ITN. At ITN, she supervised the financial and accounting staffs and was responsible for negotiation and administration of ITN's government and commercial contracts, as well as its agreements with subcontractors. Prior to ITN she worked as audit manager at Coopers & Lybrand. She is a registered certified public accountant and a member of the AICPA and CSCPA. Ms. Casteel holds an Associate Degree in Business Administration from Nebraska College of Business and a B.S. degree in Accounting from Metropolitan State College in Denver.

        Stanley A. Gallery has served on our Board of Directors since October 2005. Since 1984, Mr. Gallery has been the chief executive officer of Carts of Colorado, Inc., a provider of mobile merchandising for the food service industry. He also has served as the managing partner of G3 Holdings LLC since 1997, which makes real estate and other investments. Mr. Gallery is co-charter/organizer of First Western Trust Bank of Colorado and is on the board of its holding company, First Western Investment Management. Prior to joining Ascent, Mr. Gallery served on the board of directors of ITN from 2001 until joining our Board in October 2005. Mr. Gallery is also on the board of Craig Hospital and Colorado Neurological Institute, both located in the Denver area.

        Einar Glomnes has served on our Board of Directors since March 2007. Since April 2007, Mr. Glomnes has served as the head of Hydro Solar, a division of Norsk Hydro ASA. Norsk Hydro Produksjon AS, a subsidiary of Norsk Hydro ASA, is our largest shareholder. Prior to heading Hydro Solar, Mr. Glomnes served as a Vice President in the business development arm of Norsk Hydro Oil & Energy from 2006 until 2007, and as a lawyer in the legal department of Norsk Hydro ASA from 2004 to 2006. Prior to joining Norsk Hydro ASA, Mr. Glomnes served as a lawyer with the Schjødt Law Firm in Norway and as a management consultant with McKinsey & Company. Mr. Glomnes also serves as a member of the board of directors of Norson AS, a PV ingot and wafer company based in Norway, as a member of the board of directors of Convexa Capital IX AS, a venture capital company based in Norway with global investments in solar energy related companies, and as the chairman of Verdane Capital, a private equity investment firm. Mr. Glomnes holds a law degree from the University of Oslo, Norway, and an L.L.M. degree from Columbia University School of Law, New York.

        Amit Kumar, Ph.D. has served on our Board of Directors since March 2007. Dr. Kumar has served as the President and Chief Executive Officer of CombiMatrix Corporation, a developer of DNA microarrays, since September 2001. He also serves on the board of directors of Aeolus Pharmaceuticals, Inc. and Tacere Therapeutics. Dr. Kumar holds a B.S. degree in Chemistry from Occidental College. After joint studies at Stanford University and the California Institute of Technology (Caltech), he received his Ph.D. from Caltech before completing a post-doctoral fellowship at Harvard University.

        Joel S. Porter has served on our Board of Directors since June 2007. Mr. Porter is the President of Centennial Consulting Services, Inc., a consulting firm created after Mr. Porter's retirement from Lockheed Martin in the spring of 2003 as Vice President for International Program Development and Systems Analysis. Mr. Porter had served for approximately 28 years at Lockheed Martin in a variety of management roles. He holds a Bachelor of Aerospace Engineering degree and an M.S. degree in Industrial Management from the Georgia Institute of Technology. He also is a graduate of the Program for Management Development at the Harvard Business School.

        T.W. Fraser Russell, Ph.D. has served on our Board of Directors since October 2005. Dr. Russell has served as the Allan P. Colburn Professor in the Department of Chemical Engineering at the University of Delaware since 1981. Dr. Russell is a member of the National Academy of Engineering, a fellow of the American Institute of Chemical Engineers and a registered professional engineer in the State of Delaware. He is the co-inventor on four U.S. patents for the continuous deposition of PV material on moving substrates and is the author of over 100 engineering and scientific papers. He has an industrial background in process design, and he has served as a consultant to a number of firms in the chemical processing industries. Dr. Russell holds a B.Sc. degree and a M.Sc. degree from the University of Alberta in Canada and a Ph.D. from the University of Delaware.

        Richard Erskine was appointed as a member of the Board on October 14, 2008, to serve as a Class 3 director until the 2009 annual meeting of stockholders and until his successor is duly qualified and elected. Mr. Erskine has served as Senior Vice President of Solar Business Development of Hydro Solar, a division of Norsk Hydro ASA. Norsk Hydro Produksjon AS, a subsidiary of Norsk Hydro ASA, is our largest shareholder. Prior to rejoining Hydro, Mr. Erskine was Executive Vice President of Petroleum Services at Norwegian-based AGR Group ASA. He previously served as managing director of Norsk Hydro Technology Ventures AS. Mr. Erskine holds a B.Sc. degree in Chemical Engineering from University of Manchester Institute of Science and Technology, a M.Sc. degree in Petroleum Engineering from Imperial College London and an M.B.A. degree from the Norwegian School of Management.

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

Board of Directors

        Our Bylaws provide that the size of our Board of Directors is to be determined from time to time by resolution of the Board of Directors, but shall consist of at least two and no more than eight members. Our Board of Directors currently consists of eight members, five of whom are independent under the rules of the NASDAQ Global Market. Our Certificate of Incorporation provides that the Board of Directors will be divided into three classes as nearly equal in number of directors as possible. Our Class 1 directors are Dr. Amit Kumar, Joel Porter and Richard Swanson. Our Class 2 directors are Stanley Gallery and Dr. T.W. Fraser Russell. Our Class 3 directors are Einar Glomnes, Dr. Mohan Misra and Richard Erskine. The terms of our Class 1 directors and Richard Erskine expire at our 2009 annual meeting of stockholders.

        Our Board of Directors has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. Each committee operates pursuant to a charter than can be found at our website www.ascentsolar.com.

Stockholder Nominations

        On February 10, 2009, our Board approved our Second Amended and Restated Bylaws (Amended Bylaws), which modifies the procedures by which the Company accepts stockholder proposals and nominations, as well as the manner for calling special meetings of our stockholders. In accordance with the Amended Bylaws, a stockholder wishing to nominate a director for election at an annual or special meeting of stockholders must timely submit a written proposal of nomination to our Board, care of the Company's Secretary. To be timely, a written proposal of nomination for an annual meeting of stockholders must be received at least 90 calendar days but no more than 120 calendar days before the first anniversary of the date on which we held our annual meeting of stockholders in the immediately preceding year; provided, however, that in the event that the date of the annual meeting is advance or delayed more than 30 calendar days from the first anniversary of the annual meeting of stockholders in the immediately preceding year, the written proposal must be received: (i) at least 90 calendar days but no more than 120 calendar days prior to the date of the annual meeting; or (ii) no more than 10 days after the date we first publicly announce the date of the annual meeting. A written proposal of nomination for a special meeting of stockholders must be received no earlier than 120 calendar days prior to the date of the special meeting nor any later than the later of: (i) 90 calendar days prior to the date of the special meeting; and (ii) 10 days after the date the Corporation first publicly announces the date of the special meeting.

        Each written proposal for a nominee must contain: (i) the name, age, business address and telephone number, and residence address and telephone number of the nominee; (ii) the current principal occupation or employment of each nominee, and the principal occupation or employment of each nominee for the prior ten (10) years; (iii) a complete list of companies, whether publicly traded or privately held, on which the nominee serves (or, during any of the prior ten (10) years, has served) as a member of the board of directors; (iv) the number of shares of capital stock of Ascent that are owned of record and beneficially by each nominee; (v) a statement whether the nominee, if elected, intends to tender, promptly following such person's failure to receive the required vote for election or reelection at the next meeting at which the nominee would face election or reelection, and irrevocable resignation effective upon acceptance of such resignation by the Board; (vi) a completed and signed questionnaire, representation and agreement relating to voting agreements or commitments to which the nominee is a party; (vii) other information concerning the nominee that would be required in a proxy statement soliciting the nominee's election; and (viii) information about, and representations from, the stockholder making the nomination.

        Upon receipt of a written proposal of nomination meeting these requirements, the Nominating and Governance Committee of the Board will evaluate the nominee in accordance with its committee charter.

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

  •
  reviewing and monitoring the enterprise risk management process;

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

        Based solely upon our review of the copies of such forms received by us during the fiscal year ended December 31, 2008, we believe that each person who, at any time during such fiscal year, was a director, officer, or beneficial owner of more than 10 percent of our common stock complied with all Section 16(a) filing requirements during such fiscal year, except that Stanley Gallery, Dr. Amit Kumar, Joel Porter, Dr. T.W. Fraser Russell, Richard Swanson and Dr. Mohan Misra each filed one late Form 4 describing a change of ownership in our securities.

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

        Our Compensation Committee determines and recommends to our Board of Directors the compensation of our executive officers. The Compensation Committee also administers our stock option plan and restricted stock plan. The Compensation Committee reviews base salary levels for our executive officers at the end of each fiscal year and recommends raises and bonuses based upon our achievements, individual performance, and competitive and market conditions. The Compensation Committee may delegate certain of its responsibilities, as it deems appropriate, to other committees or to our officers, but it has not elected to do so. The Compensation Committee has engaged management consultants to provide a market analysis of cash, equity and short term incentives for comparisons to our current compensation package and based on that analysis provide recommendations of compensation adjustments and overall compensation philosophy to the Compensation Committee.

Executive Officer Compensation

        The following Summary Compensation Table sets forth certain information regarding the compensation of our principal executive and principal financial officers and the three other most highly compensated executive officers (together, the "named executive officers") at the end of our last fiscal year for services rendered in all capacities to us during the years ended December 31, 2008, 2007 and 2006.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	All Other Comp. ($)	Total ($)
Mohan Misra—Chief Executive Officer(3)	2008	178,680	90,915	44,550	210,229	16,832	541,206
	2007	65,185	25,000	—	—	3,206	93,391
	2006	—	—	—	—	—	—
Gary Gatchell—Chief Financial Officer(4)	2008	111,835	19,689	660,400	52,557	—	844,481
	2007	—	—	—	—	—	—
	2006	—	—	—	—	—	—
Prem Nath—Senior VP Production Operations(5)	2008	178,704	90,000	—	262,787	—	531,491
	2007	162,274	48,710	—	157,560	51,408	419,952
	2006	64,741	20,160	—	210,000	24,489	319,390
Ashutosh Misra—Senior VP and General Manager—Thornton Plant(6)	2008	163,398	29,462	—	131,393	—	324,253
	2007	104,611	28,800	—	128,289	34,750	296,450
	2006	—	—	—	—	—	—
Bruce Berkoff—Chief Marketing Officer(7)	2008	40,335	—	—	486,000	—	526,335
	2007	—	—	—	—	—	—
	2006	—	—	—	—	—	—
Matthew Foster—Former Chief Executive Officer(8)	2008	152,742	75,000	—	—	37,348	265,090
	2007	180,891	67,922	—	118,170	—	366,983
	2006	175,238	21,000	—	213,000	—	409,238

(1)
Represents fair market value of restricted stock awards or units granted during the year ended December 31, 2008.

(2)
Represents fair market value of options granted during the year ended December 31, 2008, 2007 and 2006, calculated using the Black-Scholes option pricing model and related assumptions as disclosed in Note 9, "Stock Based Compensation," of our financial statements attached hereto.

(3)
Mohan Misra began employment with us on April 30, 2007 as Chief Strategy Officer. Salary represents eight months of annual salary for 2007. On September 19, 2008, Mr. Misra was named interim President and Chief Executive Officer. Salary for 2008 represents approximately nine and one half months as Chief Strategy Officer and two and one half months as President and Chief Executive Officer. Mr. Misra's salary as Chief Strategy Officer was based on a minimum of twenty hours per week and as President and Chief Executive Officer, a minimum of thirty hours per week. All other compensation for Mr. Misra for 2008 and 2007 consists of personal car reimbursement costs of $16,053 and $3,206, respectively and $779 excess group term life coverage for 2008.

(4)
Gary Gatchell began employment with us on March 31, 2008 as Chief Financial Officer. Salary represents nine months of annual salary for 2008.

(5)
Prem Nath began employment with us on July 31, 2006 as Senior VP of Manufacturing. Salary for 2006 represents approximately five months of annual salary for 2006. All other compensation for 2007 and 2006 consists of relocation costs.

(6)
Ashutosh Misra began employment with us on April 30, 2007 as Senior VP of Operations. Salary represents eight months of annual salary for 2007. All other compensation represents approximately $21,250 in consulting fees paid to Mr. Misra in 2007 prior to his employment on April 30, 2007, and approximately $13,500 in fees paid in connection with his service on the Board of Directors prior to April 30, 2007.

(7)
Bruce Berkoff began employment with us on September 29, 2008 as Chief Marketing Officer. Salary represents three months of annual salary for 2008.

(8)
Matthew Foster ceased employment with us on October 19, 2008. Salary represents approximately ten and a half months of annual salary for 2008. All other compensation for 2008 consists of $32,069 severance, $2,227 vacation pay-out, $2,737 COBRA payments and $315 excess group term life coverage.

        The following table sets forth information concerning the outstanding equity awards granted to the named executive officers as of December 31, 2008.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options(#)				Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
			Option Exercise Price($/sh)	Option Expiration Date
Name	Exercisable	Unexercisable
Mohan Misra(1)	50,000	—	$0.10	11/18/2015
	—	80,000	$3.17	12/02/2018

	50,000	80,000			2,500	$9,400
Ashutosh Misra(2)	5,000	—	$0.10	11/18/2015
	20,000	—	$8.33	07/30/2017
	4,500	4,500	$17.75	12/03/2017
	—	50,000	$3.17	12/02/2018

	29,500	54,500
Prem Nath(3)	33,333	33,334	$2.73	07/31/2016
	6,000	6,000	$17.75	12/03/2017
	—	100,000	$3.17	12/02/2018

	39,333	139,334
Gary Gatchell(4)	20,000	20,000	$3.17	12/02/2018	40,000	$150,400
Bruce Berkoff(5)	—	100,000	$6.27	9/29/2018
Matthew Foster(6)	75,000	—	$4.25	02/27/2016
	9,000	—	$17.75	12/03/2017

	84,000	—

Vesting dates of securities underlying unexercised options and stock awards not yet vested as of December 31, 2008:

(1)
$3.17 options—20,000 vest 1/01/09, 20,000 vest 1/01/10, 20,000 vest 1/01/11, 20,000 vest 1/01/12. Stock awards not yet vested—2,500 shares vest 12/31/09 subject to meeting Company performance targets.

(2)
$17.75 options—4,500 vest 12/03/09; $3.17 options—12,500 vest 1/01/09, 12,500 vest 1/01/10, 12,500 vest 1/01/11, 12,500 vest 1/01/12.

(3)
$2.73 options—33,334 vest 7/31/09; $17.75 options—6,000 vest 12/03/09; $3.17 options—25,000 vest 1/01/09, 25,000 vest 1/01/10, 25,000 vest 1/01/11, 25,000 vest 1/01/12.

(4)
$3.17 options—5,000 vest 1/01/09, 5,000 vest 1/01/10, 5,000 vest 1/01/11, 5,000 vest 1/01/12. Stock awards not yet vested—20,000 vest 12/31/09, 10,000 shares vest 12/31/10, 10,000 shares vest 12/31/11, vesting subject to meeting Company performance targets.

(5)
$6.27 options—25,000 vest 9/29/09, 25,000 vest 9/29/10, 25,000 vest 9/29/11, 25,000 vest 9/29/12.

(6)
On October 19, 2008, under the terms of Separation agreement and General Release, all outstanding options were immediately vested.

Director Compensation

        In 2008, each of our independent directors each received an annual cash retainer of $20,000 and restricted stock awards equal to $30,000 divided by the closing price of the Company's common stock as of July 1, 2008. In addition, our independent directors received restricted stock awards equal to $8,000 divided by the closing price of the Company's common stock as of July 1, 2008 for serving as a committee member, $20,000 divided by the closing price of the Company's common stock as of July 1, 2008 for serving as audit committee chairperson, $15,000 divided by the closing price of the Company's common stock as of July 1, 2008 for serving as compensation committee chairperson and $15,000 divided by the closing price of the Company's common stock as of July 1, 2008 for serving as Nominating and Governance Committee chairperson.

        The following Director Compensation Table summarizes the compensation of our directors for services rendered to Ascent Solar during the year ended December 31, 2008:

Director Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards	Total	Options Outstanding
Mohan S. Misra	$—	$—	$—	$—	130,000
Stanley A. Gallery	20,000	60,988	—	80,988	8,000
T.W. Fraser Russell	20,000	45,988	—	65,988	8,000
Richard J. Swanson	20,000	57,994	—	77,994	16,000
Amit Kumar	20,000	52,994	—	72,994	8,000
Joel S. Porter	20,000	30,000	—	50,000	5,000
Einar Glomnes	2,250	—	—	—	—
Richard Erskine	—	—	—	—	—

(1)
Represents fair market value of restricted stock granted during the year ended December 31, 2008.

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

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

        The Compensation Committee has reviewed and discussed with management the compensation disclosure included in this Annual Report and, based on such review and discussions, the Compensation Committee recommended to the Board that the compensation disclosure be included in this Annual Report.

Respectfully submitted,
COMPENSATION COMMITTEE
Stanley Gallery, Chairman T.W. Fraser Russell Richard Swanson

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The following table shows information regarding the beneficial ownership of our common stock as of December 31, 2008.

        Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes any shares over which a person exercises sole or shared voting or investment power. Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of December 31, 2008 are considered outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

        Unless otherwise indicated, each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned. The address for each director or named executive officer is c/o Ascent Solar Technologies, Inc., 8120 Shaffer Parkway, Littleton, Colorado 80127.

        This table assumes 20,946,382 shares of common stock outstanding as of December 31, 2008, assuming no exercise of outstanding options.

Name of Beneficial Owner	No. of Shares Beneficially Owned	Percentage
Officers and Directors
Mohan S. Misra, Ph.D.(1)	1,261,000	6.0%
Gary Gatchell(2)	58,500	*
Prem Nath, Ph.D(3)	74,333	*
Ashutosh Misra(4)	82,000	*
Joseph Armstrong, Ph.D.(5)	75,765	*
Bruce Berkoff	0	*
Joseph McCabe(6)	26,950	*
Janet Casteel(7)	46,826	*
Stanley A. Gallery(8)	119,491	*
Einar Glomnes(9)	0	*
Amit Kumar, Ph.D.(10)	11,983	*
Joel S. Porter(11)	8,006	*
T.W. Fraser Russell, Ph.D.(12)	28,608	*
Richard Erskine(13)	15,190	*
Richard J. Swanson(14)	19,591	*
All directors and executive officers as a group (15 persons)	1,828,243	8.4%
5% Stockholders(15)
Norsk Hydro Produksjon AS(16)	7,349,160	35.0%

    *
    Less than 1.0%.

    (1)
    Includes options to purchase 70,000 shares of common stock that are vested within 60 days of December 31, 2008. Also includes 806,000 shares of common stock that are held by ITN because ITN is wholly-owned by Inica, Inc., which is owned by Dr. Misra and an immediate family member. Also includes 385,000 shares over which Dr. Misra has sole voting and dispositive power. This information is pursuant to a Schedule 13G filed by ITN, Inica, Inc. and Dr. Misra on February 12, 2009 and a Form 4 filed by ITN on February 9, 2009.

    (2)
    Includes 40,000 shares of restricted stock, 13,500 shares of common stock and options to purchase, 5,000 shares of common stock that are vested within 60 days of December 31, 2008.

    (3)
    Includes 10,000 shares of common stock and options to purchase 64,333 shares of common stock that are vested within 60 days of December 31, 2008.

    (4)
    Includes 36,000 shares of common stock and options to purchase 42,000 shares of common stock that are vested within 60 days of December 31, 2008, and 4,000 Class B warrants that are immediately exercisable.

    (5)
    Includes 47,333 shares of common stock and options to purchase 28,432 shares of common stock that are vested within 60 days of December 31, 2008.

    (6)
    Includes 4,200 shares of common stock and options to purchase 22,750 shares common stock that are vested within 60 days of December 31, 2008.

    (7)
    Includes 17,000 shares of common stock and options to purchase 29,826 shares of common stock that are vested within 60 days of December 31, 2008.

    (8)
    Includes 111,491 shares of common stock and options to purchase 8,000 shares of common stock that are vested within 60 days of December 31, 2008.

    (9)
    Does not include securities held by Norsk Hydro Produksjon AS, our largest stockholder. Mr. Glomnes is the head of Hydro Solar, an affiliate of Norsk Hydro Produksjon AS, and disclaims beneficial ownership of our securities held by Norsk Hydro Produksjon AS.

    (10)
    Includes 3,983 shares of common stock and options to purchase 8,000 shares of common stock that are vested within 60 days of December 31, 2008.

    (11)
    Includes 3,006 shares of common stock and options to purchase 5,000 shares common stock that are vested within 60 days of December 31, 2008.

    (12)
    Includes 20,608 shares of common stock and options to purchase 8,000 shares of common stock that are vested within 60 days of December 31, 2008.

    (13)
    Includes 15,190 Class B warrants that are immediately exercisable. Does not include securities held by Norsk Hydro Produksjon AS, our largest stockholder. Mr. Erskine is Senior Vice President of Solar Business Development of Hydro Solar, an affiliate of Norsk Hydro Produksjon AS, and disclaims beneficial ownership of our securities held by Norsk Hydro Produksjon AS.

    (14)
    Includes 3,591 shares of common stock and options to purchase 16,000 shares of common stock that are vested within 60 days of December 31, 2008.

    (15)
    Information regarding these stockholders is based solely upon filings made by them with the Securities and Exchange Commission.

    (16)
    The reported address of Norsk Hydro Produksjon AS is Drammensveien 264, N-0240, Oslo, Norway. Assumes the exercise by Norsk Hydro Produksjon AS of remaining shares of its Tranche 2 Option to acquire 51,000 shares of common stock and 33,398 Class B warrants in addition to the 7,298,160 shares of common stock and 3,655,595 Class B warrants it currently holds. Until June 2009, Norsk Hydro Produksjon AS may only exercise that number of Class B warrants necessary to maintain ownership of 35% of our outstanding common stock. This table assumes the exercise of additional shares Norsk Hydro Produksjon AS can purchase under its Tranche 2 Option in order to obtain ownership of 35% of our common stock.

2005 Stock Option Plan

        Our Option Plan provides for the grant of incentive or non-statutory stock options to our employees, directors and consultants. A total of 1,500,000 shares of common stock are reserved for issuance under the Option Plan. The Board of Directors and our stockholders approved the plan and its amendments.

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

2008 Restricted Stock Plan

        The Board of Directors adopted the Company's 2008 Restricted Stock Plan with stockholder approval on July 1, 2008. The Restricted Stock Plan reserves up to 750,000 shares of our common stock for restricted stock awards and restricted stock units to eligible employees, directors and consultants of the Company.

        The Restricted Stock Plan is administered by the Compensation Committee of the Board of Directors, which determines the terms of the restricted shares. According to the terms of the Restricted Stock Plan, no individual may be granted, in any fiscal year, more than 200,000 shares. Vesting of shares of restricted stock granted under the Stock Plan may occur over a specified period of time or based upon performance metrics announced at the time of grant.

        As of December 31, 2008, there were outstanding options to purchase 1,092,200 shares of common stock under the 2005 Stock Option Plan and 42,500 unvested restricted stock awards under the 2008 Restricted Stock Plan. The following table sets forth information as of December 31, 2008 relating to all of our equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights and unvested restricted stock	Weighted-average exercise price of outstanding options, warrants and rights and unvested restricted stock	Number of securities remaining available for future issuance under equity compensation plans
2005 Stock Option Plan approved by security holders	1,092,200	$4.94	73,500
2008 Restricted Stock Plan approved by security holders	42,500	$14.51	680,154
Equity compensation plans not approved by security holders	—	—	—

Total:	1,134,700		753,654

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Transactions Involving ITN Energy Systems, Inc.

        We were formed in October 2005 to commercialize certain technologies developed by ITN. ITN is wholly owned by Inica, Inc., a Colorado corporation (Inica). Dr. Mohan Misra, Chairman of our Board of Directors, our interim President and Chief Executive Officer, and an immediate family member of his, own all of the outstanding shares of Inica.

        Sublease Agreement.    In 2006, we subleased approximately 9,500 square feet of office and manufacturing space at cost from ITN. As of January 1, 2007, we increased our sublease to approximately 14,200 square feet of office and manufacturing space at cost from ITN. The sublease expires in June 2010. In 2008, we paid $18,911 per month of rent per month, plus pass-through expenses such as taxes, insurance, water and utilities. Total costs incurred under the Sublease Agreement for the year ended December 31, 2008 were approximately $289,000. In 2009, we expect to pay $18,991 per month in rent to ITN, plus pass-through expenses.

        Administrative Services Agreement.    ITN has agreed to perform administrative services for us at cost, including services such as facilities management, equipment maintenance, procurement, information technology and technical support. The cost for those services in 2008 was approximately

$1,338,000. In addition the Company reimbursed ITN approximately $711,000 for costs paid by ITN on behalf of the Company. Although we expect to pay ITN approximately the same amount for those services in 2009, the costs may increase due to commencement of commercial operations and our planned expansion.

        Service Center Agreement.    From time to time, we may find our own facilities inadequate or unsuitable to handle specific or special tasks or processes, but discover that ITN has such capability. Under a Service Center Agreement, we have the right to use, on an as needed and as available basis, certain of ITN's laboratories, equipment and research and development tools. When we have made periodic use of the laboratories, equipment and tools, we have paid ITN in accordance with ITN's costs. Although the Service Center Agreement expires in December 2009, it is automatically renewable on a month-to-month basis. In 2008, we paid ITN approximately $518,000 under the Service Center Agreement. Although we expect to pay ITN approximately the same amount under the Service Center Agreement in 2009, the costs may increase if we more actively pursue R&D activities.

        License Agreement.    ITN has granted us a perpetual, royalty-free, worldwide license to use certain trade secrets and other patents, inventions, and trade secrets that ITN may develop or have the right to license that are necessary for use in our PV business. This license is exclusive to us for use in the PV business. The license is perpetual and may only be terminated by ITN in the event of a material breach by us that we fail to cure within thirty days notice of such breach.

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

        In March 2008, Hydro acquired an additional 2,341,897 shares of the Company's common stock and 1,689,905 Class B warrants through the exercise of the Tranche 2 Option previously granted to Hydro and approved by Ascent's stockholders in June 2007, resulting in Hydro ownership of approximately 35% of each class of security. Gross proceeds to the Company were $28.4 million, and reflected per share and per warrant purchase prices were equal to the average of the closing bids of each security, as reported by NASDAQ, for the five consecutive trading days preceding exercise. As a result of the Company's Secondary Public Offering in May 2008, Hydro's holdings were diluted to approximately 27%.

        On October 8, 2008, Hydro acquired an additional 2,421,801 shares of the Company's common stock. The purchase resulted in a return to Hydro's ownership of approximately 35% of the Company's common stock. Gross proceeds to the company from the follow on investment were approximately $15 million, and reflect per share purchase prices equal to the average of the closing bids of each security, as reported by NASDAQ, for the five consecutive trading days preceding exercise. Until June 15, 2009, the Tranche 2 option entitles Hydro to purchase from the Company additional restricted shares of common stock and Class B warrants to maintain ownership of up to 35% of issued and outstanding common stock and Class B warrants.

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

Director Independence

        The Board of Directors has determined that the following directors are "independent" a required by applicable laws and regulations, by the listing standards of The NASDAQ Stock Market and by our corporate governance guidelines: Stanley Gallery, Dr. Amit Kumar, Joel Porter, Dr. T.W. Fraser Russell and Richard Swanson. The board of directors has also concluded that the members of each of the audit, nominating and governance and compensation committees are comprised solely of "independent" directors in accordance with these same standards.

Executive Employment Agreements

        We have executive employment agreements with Mohan Misra, our interim President and Chief Executive Officer and Chief Strategy Officer, Gary Gatchell, our Chief Financial Officer and Secretary, Prem Nath, our Senior Vice President of Production Operations, Ashutosh Misra, our Senior Vice President of Operations and Corporate Affairs, Bruce Berkoff, our Chief Marketing Officer, Joseph Armstrong, our Vice President and Chief Technology Officer and Janet Casteel, our Chief Accounting Officer and Treasurer.

        Each executive employment agreement has a term of three or four years and has expired or will expire: in December 2008 in the case of Dr. Armstrong; in February 2009 in the case of Ms. Casteel; in July 2009 in the case of Dr. Nath; in April 2010 in the cases of Dr. M. Misra and Mr. A. Misra; in March 2012 in the case of Mr. Gatchell; and in September 2012 in the case of Mr. Berkoff. Under the terms of each agreement, in addition to each of their base salaries: Ms. Casteel may receive a discretionary bonus of up to 15% of that base salary based upon her individual performance and our performance as a company; Dr. Armstrong may receive a discretionary bonus of up to 15% of that base salary based upon his individual performance and our performance as a company; Dr. Nath may receive a discretionary bonus of up to 50% of that base salary based upon his individual performance; Dr. M. Misra may receive a discretionary bonus of up to 50% of that base salary based upon his individual performance and our overall performance as a company; and Mr. A. Misra, Mr. Gatchell and Mr. Berkoff may receive a discretionary bonus of up to 30% of that base salary based upon their individual performance and our overall performance as a company. Base salary is subject to increase from time to time in the normal course of business. Bonuses are not ensured and are awarded at the discretion of the Board. Each agreement may be terminated without notice if for cause, but 30 days' advance notice is required for termination without cause. Further, if Mr. Gatchell, Dr. Nath, Dr. M. Misra or Mr. A. Misra is terminated without cause during the term of his employment agreement, he will be entitled to receive his base salary for a period of twelve months after termination. If Dr. Armstrong, Ms. Casteel or Mr. Berkoff is terminated without cause during the term of his or her agreement, he or she will be entitled to receive his or her base salary for a period of six months after termination. In the event of a merger of the Company with or into another corporation, the sale of substantially all of the assets of the Company, or termination of an executive officer without cause, then some or all of any unvested options, shares of restricted stock or restricted stock units granted to the executive officer may be subject to accelerated vesting in accordance with the terms of the executive's employment agreement, separation or severance agreement, or the Company's Restated 2005 Stock Option Plan and 2008 Restricted Stock Plan, both as amended.

Separation Agreement

        On September 19, 2008, Matthew Foster resigned from his position as President and Chief Executive Officer. Dr. Mohan Misra, our Chairman and Chief Strategy Officer, was appointed as the Company's interim President and Chief Executive Officer until a permanent replacement is hired.

        In addition to any benefits owed under Mr. Foster's executive employment contract, pursuant to a Separation Agreement and General Release, vesting of Mr. Foster's stock options vesting accelerated to October 19, 2008 and he received a severance payment of $75,000. The Company also will contribute to Mr. Foster's COBRA premium for a period of twelve months. On October 19, 2008, we entered into a consulting agreement with Mr. Foster. Pursuant to the terms of the agreement, Mr. Foster is to expend up to 10 hours per week assisting us with business development, investor relations, strategic planning, assessment of competition and competitive environment, global expansion strategy and management advisory services. In consideration for these services, we agreed to pay Mr. Foster a monthly consulting fee of $10,000.

Item 14.    Principal Accounting Fees and Services

Principal Accounting Fees and Services

        Fees for audit and related services by our accounting firm, Hein & Associates LLP, for the years ended December 31, 2008 and 2007 were as follows:

	2008	2007
Audit fees	$234,000	$112,000
Audit related fees	—	—

Total audit and audit related fees	$234,000	$112,000
Tax fees	—	—
All other fees	—	—

Total Fees	$234,000	$112,000

        Audit fees of Hein & Associates LLP for fiscal 2008 and 2007 were incurred during the examination of the financial statements, audit of internal controls over financial reporting, interim reviews of the quarterly financial statements, and consents and comfort letters.

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

REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

        The Audit Committee has reviewed and discussed the audited financial statements with management. The Audit Committee has discussed with the independent accountants the matters required to be discussed by Statement on Accounting Standards No. 61. The Audit Committee also has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1 and has discussed with the independent accountants the accountants' independence. Based on the reviews and discussions referred to above, the Audit Committee recommended to the Company's Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008

Respectfully submitted,
AUDIT COMMITTEE
Richard Swanson, Chairman Stanley Gallery Amit Kumar

PART IV

Item 15.    Exhibits, Financial Statement Schedules

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
10.2	Employment Agreement with Matthew Foster (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form SB-2 filed January 23, 2006 (Reg. No. 333-131216), as amended)
10.3	Employment Agreement with Dr. Joseph Armstrong (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form SB-2 filed January 23, 2006 (Reg. No. 333-131216), as amended)
10.4	Employment Agreement with Janet Casteel (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form SB-2 filed January 23, 2006 (Reg. No. 333-131216), as amended)
10.5	Employment Agreement with Dr. Prem Nath (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-KSB filed March 30, 2007)
10.6	Employment Agreement with Joseph McCabe (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-KSB filed March 30, 2007)
10.7	Employment Agreement with Mohan S. Misra (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed April 27, 2007)
10.8	Employment Agreement with Ashutosh Misra (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed April 27, 2007)

Exhibit No.	Description
10.9	Amendment to Employment Agreement with Prem Nath (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed January 11, 2008)
10.10	Amendment to Employment Agreement with Matthew Foster (incorporated by reference to Exhibit 10.1 to our current report on 8-K filed December 14, 2007)
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

Exhibit No.	Description
10.25	Non-Exclusive Patent License Agreement with Midwest Research Institute (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form SB-2 filed January 23, 2006 (Reg. No. 333-131216) , as amended)
10.26	Letter Agreement with the University of Delaware (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form SB-2 filed January 23, 2006 (Reg. No. 333-131216), as amended)
10.27	License Agreement between UD Technology Corporation and Ascent Solar Technologies, Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed November 29, 2007)CTR
10.28	Novation Agreement with ITN Energy Systems, Inc. and the United States Government (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-KSB filed March 30, 2007)
10.29	Amendment to Service Center Agreement with ITN Energy Systems, Inc. (incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-KSB filed March 30, 2007)
10.30	Amendment to Sublease Agreement with ITN Energy Systems, Inc. (incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-KSB filed March 30, 2007)
10.31	Securities Purchase Agreement with Norsk Hydro Produksjon AS (incorporated by reference to Exhibit 99.1 to our current report on form 8-K filed March 13, 2007)
10.32	Stockholders' Agreement with Norsk Hydro Produksjon AS (incorporated by reference to Exhibit 99.2 to our current report on form 8-K filed March 13, 2007)
10.33	Registration Rights Agreement with Norsk Hydro Produksjon AS (incorporated by reference to Exhibit 99.3 to our current report on form 8-K filed March 13, 2007)
10.34	Voting Agreement with Norsk Hydro Produksjon AS (incorporated by reference to Exhibit 99.4 to our current report on form 8-K filed March 13, 2007)
10.35	Consulting Agreement with Ashutosh Misra (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-KSB filed March 30, 2007)
10.36	Contract to Buy and Sell Real Estate and Closing Statement with JN Properties (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed March 14, 2008)
10.37	Construction Loan Agreement with Colorado Housing and Finance Authority (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K filed March 14, 2008)
10.38	Promissory Note with Colorado Housing and Finance Authority (incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10-K filed March 14, 2008)
10.39	Construction and Permanent Loan Commitment with Colorado Housing and Finance Authority (incorporated by reference to Exhibit 10.39 to our Annual Report on Form 10-K filed March 14, 2008)
10.40	Norsk Hydro Cooperation Agreement (incorporated by reference to Exhibit 10.1 to our current report on form 8-K filed December 19, 2007)
10.41	Amendment No. 1 to Securities Purchase Agreement with Norsk Hydro Produksjon AS (incorporated by reference to Exhibit 10.41 to our Annual Report on Form 10-K filed March 14, 2008)
10.42	Employment Agreement with Gary Gatchell (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed March 31, 2008)
10.43	Restricted Stock Award Agreement with Gary Gatchell (incorporated by reference to Exhibit 10.43 to our Quarterly Report on Form 10-Q filed April 29, 2008)

Exhibit No.	Description
10.44	Amendment to Employment Agreement with Mohan Misra (incorporated by reference to Exhibit 44 to our Quarterly Report on Form 10-Q filed August 8, 2008)
10.45
Second Amended and Restated 2005 Stock Option Plan and Form of Stock Option Agreement (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 filed July 30, 2008 (Reg. No. 333-152642))
10.46	2008 Restricted Stock Plan (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 filed July 30, 2008 (Reg. No. 333-152643))
10.47
Amended 2008 Restricted Stock Plan and Form of Restricted Stock Award Agreement and Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.47 to our Quarterly Report on Form 10-Q filed November 10, 2008)
10.48	Executive Employment Agreement with Bruce I. Berkoff (incorporated by reference to Exhibit 10.47 to our Quarterly Report on Form 10-Q filed November 10, 2008)
10.49	Separation Agreement and General Release with Matthew Foster (incorporated by reference to Exhibit 10.47 to our Quarterly Report on Form 10-Q filed November 10, 2008)
10.50	Amendment No. 1 to Separation Agreement and General Release with Matthew Foster (incorporated by reference to Exhibit 10.47 to our Quarterly Report on Form 10-Q filed November 10, 2008)
10.51	Consultant Agreement with Matthew Foster (incorporated by reference to Exhibit 10.47 to our Quarterly Report on Form 10-Q filed November 10, 2008)
10.52	Loan Modification Agreement with Colorado Housing and Finance Authority*
14.1	Code of Ethics (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-KSB filed March 30, 2007)
14.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our current report on form 8-K filed February 17, 2009)
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

*
Filed herewith

CTR
Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

ASCENT SOLAR TECHNOLOGIES, INC.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of March, 2009.

ASCENT SOLAR TECHNOLOGIES
By:	/s/ MOHAN MISRA Mohan Misra, Ph.D. Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated. Signature Capacities Date

Signature	Capacities	Date

/s/ MOHAN MISRA Mohan Misra, Ph.D.	Chairman of the Board of Directors, President & Chief Executive Officer (Principal executive officer)	March 12, 2009
/s/ GARY GATCHELL Gary Gatchell	Chief Financial Officer (Principal financial officer)	March 12, 2009
/s/ AMIT KUMAR Amit Kumar, Ph.D.	Director	March 12, 2009
/s/ T.W. FRASER RUSSELL T.W. Fraser Russell, Ph.D.	Director	March 12, 2009
/s/ STANLEY A. GALLERY Stanley A. Gallery	Director	March 12 , 2009
/s/ JOEL S. PORTER Joel S. Porter	Director	March 12, 2009
/s/ RICHARD ERSKINE Richard Erskine	Director	March 12, 2009
/s/ RICHARD SWANSON Richard Swanson	Director	March 12, 2009
/s/ EINAR GLOMNES Einar Glomnes	Director	March 12, 2009

Index to Financial Statements

Report of Independent Registered Public Accounting Firm

Financial Statements

Page
Balance Sheets—As of December 31, 2008 and 2007	F-3
Statements of Operations—For the years ended December 31, 2008, 2007 and 2006 and for the period from inception (October 18, 2005) through December 31, 2008	F-4
Statements of Stockholders' Equity and Comprehensive Income (Loss)—For the period from inception (October 18, 2005) through December 31, 2008	F-5
Statements of Cash Flows—For the years ended December 31, 2008, 2007 and 2006 and for the period from inception (October 18, 2005) through December 31, 2008	F-7
Notes to Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Ascent Solar Technologies, Inc.
Littleton, Colorado

        We have audited the accompanying balance sheets of Ascent Solar Technologies, Inc. (a Development Stage Company as defined by SFAS No. 7) as of December 31, 2008 and 2007 and the related statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for the years ended December 31, 2008, 2007 and 2006 and for the period from inception (October 18, 2005) through December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ascent Solar Technologies, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008, 2007 and 2006 and for the period from inception (October 18, 2005) through December 31, 2008 in conformity with U.S. generally accepted accounting principles.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ascent Solar Technologies, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2009 expressed an unqualified opinion on the effectiveness of Ascent Solar Technologies, Inc.'s internal control over financial reporting.

HEIN & ASSOCIATES LLP

Denver, Colorado
March 12, 2009

ASCENT SOLAR TECHNOLOGIES, INC.
(A Development Stage Company as Defined by SFAS No. 7)

BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$32,913,304	$580,746
Restricted cash	2,300,000	—
Investments	52,136,902	37,120,000
Accounts receivable—contracts	336,236	204,351
Other current assets	746,687	349,062

Total current assets	88,433,129	38,254,159
Property and Equipment:	28,446,433	1,766,294
Less accumulated depreciation and amortization	(1,521,922)	(115,051)

	26,924,511	1,651,243
Other Assets
Deposits on manufacturing equipment	38,644,881	9,720,309
Patents, net of amortization of $6,395 and $1,279, respectively	137,781	91,215
Other non-current assets	71,563	100,000

	38,854,225	9,911,524

Total Assets	$154,211,865	$49,816,926

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$265,415	$257,529
Related party payables	263,280	264,797
Accrued expenses	934,433	652,524
Accrued property and equipment	5,115,163	—
Current portion of long-term debt	187,150	—
Forward contract liabilities	766,403	—

Total current liabilities	7,531,844	1,174,850
Deferred Rent	12,012	20,021
Long-Term Debt	7,049,902	—
Commitments and Contingencies (Notes 8 & 15)
Stockholders' Equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.0001 par value, 75,000,000 shares authorized; 20,946,382 and 11,435,901 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	2,095	1,144
Additional paid in capital	164,391,585	60,512,476
Deficit accumulated during the development stage	(25,106,641)	(11,891,565)
Accumulated other comprehensive income	331,068	—

Total stockholders' equity	139,618,107	48,622,055

Total Liabilities and Stockholders' Equity	$154,211,865	$49,816,926

The accompanying notes are an integral part of these financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.
(A Development Stage Company as Defined by SFAS No. 7)

STATEMENTS OF OPERATIONS

				For the Period from inception (October 18, 2005) through December 31, 2008
	For the Years Ended December 31,
	2008	2007	2006
Research and Development Revenues	$1,499,729	$1,002,674	$—	$2,502,403

Costs and Expenses
Research and development	10,066,055	4,802,538	832,891	15,701,484
General and administrative	5,669,746	4,126,451	2,542,413	13,543,104

Total Costs and Expenses	15,735,801	8,928,989	3,375,304	29,244,588

Loss from Operations	$(14,236,072)	$(7,926,315)	$(3,375,304)	$(26,742,185)
Other Income/(Expense)
Interest expense	(3,438)	(424)	(1,080,691)	(1,087,293)
Interest income	2,145,370	1,423,320	275,083	3,843,773
Realized loss on investments	(32,103)	—	—	(32,103)
Realized loss on forward contracts	(322,430)	—	—	(322,430)
Unrealized loss on forward contracts	(766,403)	—	—	(766,403)

	1,020,996	1,422,896	(805,608)	1,635,544

Net Loss	$(13,215,076)	$(6,503,419)	$(4,180,912)	$(25,106,641)

Net Loss Per Share (Basic and diluted)	$(0.78)	$(0.70)	$(1.45)

Weighted Average Common Shares Outstanding (Basic and diluted)	16,895,179	9,237,252	2,881,639

The accompanying notes are an integral part of these financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.
(A Development Stage Company as Defined by SFAS No. 7)

STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

For the Period from inception (October 18, 2005) through December 31, 2008

	Common Stock		Preferred Stock				Accumulated Other Comprehensive Income
					Additional Paid-In Capital	Accumulated Deficit		Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at inception, October 18, 2005	—	—		—	—	—	—	—
Proceeds from sale of common stock (11/05 @ $.04 per share)	972,000	$97	—	$—	$38,783	$—	$—	$38,880
Stock based compensation:
Founders stock	—	—	—	—	933,120	—	—	933,120
Stock options	—	—	—	—	26,004	—	—	26,004
Net loss	—	—	—	—	—	(1,207,234)	—	(1,207,234)

Balance, December 31, 2005	972,000	$97	—	$—	$997,907	$(1,207,234)	$—	$(209,230)
Transfer of assets at historical cost (1/06 @ $0.03 per share)	1,028,000	103	—	—	31,097	—	—	31,200
Proceeds from IPO (7/06 @ $5.50 per unit)	3,000,000	300	—	—	16,499,700	—	—	16,500,000
IPO costs	—	—	—	—	(2,392,071)	—	—	(2,392,071)
Stock issued to bridge loan lenders (7/06 @ $2.75 per share)	290,894	29	—	—	799,971	—	—	800,000
Exercise of stock options (9/06 & 12/06 @ $0.10 per share)	31,200	3	—	—	3,117	—	—	3,120
Stock based compensation—stock options	—	—	—	—	348,943	—	—	348,943
Net loss	—	—	—	—	—	(4,180,912)	—	(4,180,912)

Balance, December 31, 2006	5,322,094	$532	—	$—	$16,288,664	$(5,388,146)	$—	$10,901,050
Exercise of stock options (1/07 - 12/07 @ $.10) (7/07 - 12/07 @ $4.25) (9/07 - 12/07 @ $2.51 - $2.76)	169,963	17	—	—	346,417	—	—	346,434
Conversion of Class A public warrants at $6.60	3,098,382	310	—	—	20,449,011	—	—	20,449,321
Redemption of Class A public warrants at $0.25 per share	—	—	—	—	(48,128)	—	—	(48,128)
Conversion of Class B public warrants at $11.00 per share	11,000	1	—	—	120,999	—	—	121,000
Stock based compensation—stock options	—	—	—	—	1,734,879	—	—	1,734,879
Proceeds from private placement:
Common stock (3/07 @ $5.77 and 8/07 @ $7.198)	2,534,462	254	—	—	15,962,003	—	—	15,962,257
Class B public warrants (8/07 @ $1.91)	—	—			3,754,468	—	—	3,754,468
Private placement costs	—	—	—	—	(75,807)	—	—	(75,807)
Exercise of representative's warrants (9/07 - 11/07 @ $6.60 per unit)	300,000	30	—	—	1,979,970	—	—	1,980,000
Net loss	—	—	—	—	—	(6,503,419)	—	(6,503,419)

Balance, December 31, 2007	11,435,901	$1,144	—	$—	$60,512,476	$(11,891,565)	$—	$48,622,055

The accompanying notes are an integral part of these financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.
(A Development Stage Company as Defined by SFAS No. 7)

STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) (Continued)

For the Period from inception (October 18, 2005) through December 31, 2008

	Common Stock		Preferred Stock				Accumulated Other Comprehensive Income
					Additional Paid-In Capital	Accumulated Deficit		Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2007	11,435,901	$1,144	—	$—	$60,512,476	$(11,891,565)	$—	$48,622,055

Exercise of stock options (1/08 - 12/08 @ $0.10, $2.73, $2.90 & $4.25)	133,137	13	—	—	120,520	—	—	120,533
Issuance of Restricted Stock	69,846	7	—	—	(7)	—	—	—
Conversion of Class B public warrants at $11.00 per share	98,800	10	—	—	1,086,790	—	—	1,086,800
Stock based compensation	—	—	—	—	1,881,399	—	—	1,881,399
Proceeds from private placement:
Common stock (3/08 @ $9.262)	4,763,698	476	—	—	36,647,217	—	—	36,647,693
Class B public warrants (3/08 @ $3.954)	—	—	—	—	6,681,884	—	—	6,681,884
Exercise of representative's warrants (1/08 @ $6.60 per unit)	75,000	8	—	—	494,992	—	—	495,000
Proceeds from shareholder under Section 16(b)	—	—	—	—	148,109	—	—	148,109
Proceeds from secondary public offering (5/08 @ $14.00)	4,370,000	437	—	—	61,179,563	—	—	61,180,000
Costs of secondary public offering	—	—	—	—	(4,361,358)	—	—	(4,361,358)
Components of comprehensive loss
Net loss	—	—	—	—	—	(13,215,076)	—	(13,215,076)
Unrealized gain on investments	—	—	—	—	—	—	331,068	331,068

Total comprehensive loss	—	—	—	—	—	(13,215,076)	331,068	(12,884,008)

Balance, December 31, 2008	20,946,382	$2,095	—	$—	$164,391,585	$(25,106,641)	$331,068	$139,618,107

The accompanying notes are an integral part of these financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.
(A Development Stage Company as Defined by SFAS No. 7)

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,			For the Period from inception (October 18, 2005) through December 31, 2008
	2008	2007	2006
Operating Activities:
Net loss	$(13,215,076)	$(6,503,419)	$(4,180,912)	$(25,106,641)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,415,424	102,416	12,635	1,531,754
Stock based compensation	1,881,399	1,734,879	348,943	4,924,345
Realized loss on forward contract	322,430	—	—	322,430
Unrealized loss on forward contracts	766,403	—	—	766,403
Charge off of deferred financing costs to interest expense	—	—	198,565	198,565
Charge off of bridge loan discount to interest expense	—	—	800,000	800,000
Changes in operating assets and liabilities:
Accounts receivable	(131,885)	(204,351)	—	(336,236)
Related party receivables	—	4,440	(4,440)	—
Other current assets	(397,625)	(233,840)	(115,222)	(746,687)
Accounts payable	7,885	184,486	30,070	265,415
Related party payable	(1,517)	80,843	135,076	263,280
Deferred rent	(8,009)	10,109	9,912	12,012
Accrued expenses	281,909	530,887	8,026	934,434

Net cash used in operating activities	(9,078,662)	(4,293,550)	(2,757,347)	(16,170,926)
Investing Activities:
Purchases of available-for-sale-securities	(552,312,954)	(97,116,344)	(46,244,450)	(695,673,748)
Maturities and sales of available for-sale securities	537,627,120	69,881,344	36,359,450	643,867,914
Purchase of property and equipment	(16,522,290)	(1,662,650)	(97,399)	(26,263,553)
Deposits on manufacturing equipment	(34,189,688)	(9,350,309)	(370,000)	(35,928,785)
Restricted cash for manufacturing equipment	(2,300,000)	—	—	(2,300,000)
Patent activity costs	(51,682)	(53,647)	(12,611)	(119,219)
Deposit on Building	—	(100,000)	—	(100,000)

Net cash used in investing activities	(67,749,494)	(38,401,606)	(10,365,010)	(116,517,391)
Financing Activities:
Proceeds from bridge loan financing	—	—	1,600,000	1,600,000
Repayment of bridge loan financing	—	—	(1,600,000)	(1,600,000)
Payment of debt financing costs	(75,000)	—	(171,401)	(273,565)
Payment of equity offering costs	(4,361,358)	(75,807)	(2,251,064)	(6,829,237)
Proceeds from debt	7,237,052	—	—	7,437,052
Repayment of debt	—	—	(200,000)	(200,000)
Proceeds from shareholder under Section 16(b)	148,109	—	—	148,109
Proceeds from issuance of stock and warrants	106,211,911	42,613,480	16,503,120	165,367,390
Redemption of Class A warrants	—	(48,128)	—	(48,128)

Net cash provided by financing activities	109,160,714	42,489,545	13,880,655	165,601,621

Net change in cash and cash equivalents	32,332,558	(205,611)	758,298	32,913,304
Cash and cash equivalents at beginning of period	580,746	786,357	28,059	—

Cash and cash equivalents at end of period	$32,913,304	$580,746	$786,357	$32,913,304

Supplemental Cash Flow Information:
Cash paid for interest	$—	$424	$84,819	$85,243

Cash paid for income taxes	$—	$—	$—	$—

Non-Cash Transactions:
ITN initial contribution of assets for equity	$—	$—	$31,200	$31,200

The accompanying notes are an integral part of these financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.
(A Development Stage Company as Defined by SFAS No. 7)

NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION

        Ascent Solar Technologies, Inc. (Ascent or the Company) was incorporated on October 18, 2005 from the separation by ITN Energy, Inc. (ITN) of its Advanced Photovoltaic Division and all of that division's key personnel and core technologies. ITN, a private company incorporated in 1994, is an incubator dedicated to the development of thin-film, photovoltaic (PV) battery, fuel cell and nano technologies. Through its work on research and development contracts for private and governmental entities, ITN developed proprietary processing and manufacturing know-how applicable to PV products generally, and to Copper-Indium-Gallium-diSelenide (CIGS) PV products in particular. ITN formed Ascent to commercialize its investment in CIGS PV technologies. In January 2006, in exchange for 1,028,000 shares of common stock of Ascent, ITN assigned to Ascent all ITN's CIGS PV technologies and trade secrets and granted to Ascent a perpetual, exclusive, royalty-free worldwide license to use ITN's proprietary process, control and design technologies in the production of CIGS PV modules. Upon receipt of the necessary government approvals in January 2007, ITN assigned government-funded research and development contracts to Ascent and also transferred the key personnel working on the contracts to Ascent. Today, ITN still provides Ascent a variety of administrative and technical services such as facilities management, equipment maintenance, procurement, and technical support services.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation:    The Company's activities to date have substantially consisted of raising capital, research and development, and the development of a 1.5 MW production plant and additional 30 MW expansion plant. Revenues to date have been generated from the Company's governmental research and development (R&D) contracts and have not been significant. The Company's planned principal operations to commercialize flexible PV modules have not yet commenced. Accordingly, the Company is considered to be in the development stage, as defined in Statement of Financial Accounting Standards No. 7 (SFAS No. 7), "Accounting and Reporting by Development Stage Enterprises."

        Cash Equivalents:    The Company considers all highly liquid debt securities purchased with an original maturity of three months or less to be cash equivalents. The Company maintains cash balances which may exceed federally insured limits. The Company does not believe that this results in significant credit risk.

        Investments:    The Company accounts for investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company has classified its investments as "available-for-sale". Such investments are carried at fair value, based on quoted market prices with the unrealized holding gains and losses reported as Accumulated other comprehensive income (loss) in the stockholders' equity section of the balance sheet. Realized gains and losses on sales of securities are computed using the specific identification method. The Company evaluates declines in market value for potential impairment. If the decline results in a value below cost and is determined to be other than temporary, the investment is written down to its impaired value and a new cost basis is established.

        Fair Value estimates:    The fair value of an asset or liability is the amount at which it could be exchanged or settled in a current transaction between willing parties. The carrying value for cash and cash equivalents, investments, restricted cash, accounts receivable, accounts payable, accrued property and equipment, accrued expenses and other assets and liabilities approximate their fair values due to

ASCENT SOLAR TECHNOLOGIES, INC.
(A Development Stage Company as Defined by SFAS No. 7)

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

their short maturities. Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements" (SFAS 157). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157", which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

        Foreign Currency translation:    Bank account balances related to our forward contracts are translated to U.S. dollars utilizing the period end exchange rate. Gains or losses on foreign currency transactions are recorded in other income/loss in the statement of operations.

        Revenue Recognition:    Revenue to date is from governmental research and development contracts under terms that are cost plus fee or firm fixed price. Revenue from cost plus fee contracts is recognized as costs are incurred on the basis of direct costs plus allowable indirect costs and an allocable portion of the firm fixed fee. Revenue from firm fixed price contracts is recognized under the percentage-of-completion method of accounting, with costs and estimated profits included in contract revenue as work is performed. If actual and estimated costs to complete a contract indicate a loss, provision is made currently for the loss anticipated on the contract.

        Patents:    At such time as the Company is awarded patents, patent costs are amortized on a straight-line basis over the legal life, or over their estimated useful lives, whichever is shorter. As of December 31, 2008, the Company had $137,781 of net patent costs of which $29,417 represent costs net of amortization incurred for an awarded patent, and the remaining $108,364 represents costs incurred for patent applications filed. Amortization expense for the years ended December 31, 2008 and 2007 was $5,116 and $1,279, respectively.

        Property and Equipment:    Property and equipment are recorded at the original cost to the Company. Assets are being depreciated over estimated useful lives of one to ten years using the straight-line method, commencing when the asset is placed in service. Leasehold improvements are depreciated over the shorter of the remainder of the lease term or the life of the improvements. Upon retirement or disposal, the cost of the asset disposed of and the related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income. Expenditures for repairs and maintenance are expensed as incurred.

ASCENT SOLAR TECHNOLOGIES, INC.
(A Development Stage Company as Defined by SFAS No. 7)

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company computes depreciation expense using the straight-line method over the estimated useful lives of the assets, as presented in the table below. We amortize leasehold improvements over the shorter of their estimated useful lives or the remaining term of the lease.

Useful Lives in Years
Buildings	40
Manufacturing machinery and equipment	5 - 10
Furniture, fixtures, computer hardware/software	3 - 7
Leasehold improvements	life of lease

        Long-lived assets:    We account for our long-lived, tangible assets and definitive-lived intangible assets in accordance with Statement of Financial Accounting Standards No. (SFAS, 144, Accounting for the Impairment or Disposal of Long-Lived Assets). As a result, we assess long-lived assets classified as "held and used", including our property, plant and equipment, for impairment whenever long-lived asset may not be recoverable. These events would include significant current period operating or cash flow losses associated with the use of a long-lived asset or group of assets combined with a history of such losses, significant changes in the manner of use of assets and significant negative industry or economic trends. We evaluated our long-lived assets for impairment for the period ending December 31, 2008 and concluded that no valuation allowances were required.

        Risks and Uncertainties:    The Company's operations are subject to certain risks and uncertainties, including those associated with: the ability to meet obligations; continuing losses; fluctuation in operating results; funding expansions; strategic alliances; financing arrangement terms that may restrict operations; regulatory issues; and competition. The recent financial crisis and the resulting tightening in the credit markets have made it more difficult to raise additional capital to fulfill our expansion business plan. Additionally, U.S. government contracts may be terminated prior to completion of full funding by the U.S. government.

        Net loss per Common Share:    Statement of Financial Accounting Standards No. 128, "Earnings Per Share," provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share include no dilution and are computed by dividing income available to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. Common stock equivalents consisting of Class B warrants, IPO warrants (representative warrants), and stock options outstanding as of December 31, 2008 of approximately 12 million shares, have been omitted from loss per share because they are anti-dilutive. Basic and diluted loss per share was the same in each of the periods ended December 31, 2008 and 2007.

        Research and Development Costs:    Research and development costs are incurred during the process of researching and developing new products and enhancing our manufacturing processes and consist primarily of compensation and related costs for personnel, materials, supplies and equipment depreciation. We expense these costs as incurred until the resulting product has been completed and tested and is ready for commercial manufacturing. We also incur research and development expenses on our U.S. federal government research and development contracts and expense as incurred.

ASCENT SOLAR TECHNOLOGIES, INC.
(A Development Stage Company as Defined by SFAS No. 7)

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Incomes Taxes:    In July 2006, the FASB issued FASB Interpretation (FIN 48), "Accounting for Uncertainty in Income Taxes." The Company adopted the provisions of FIN 48 on January 1, 2007. Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates as of the date of enactment. Interest and penalties, if applicable would be recorded in operations.

        In July 2006, the FASB issued FASB Interpretation (FIN 48), "Accounting for Uncertainty in Income Taxes." The Company adopted the provisions of FIN 48 on January 1, 2007. As defined, FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company became subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal tax return and its Colorado tax return as "major" tax jurisdictions, as defined. The periods subject to examination for the Company's federal and state tax returns are tax years 2005 through 2007. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company's financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

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

ASCENT SOLAR TECHNOLOGIES, INC.
(A Development Stage Company as Defined by SFAS No. 7)

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which result in changes to these assumptions and methodologies, which could materially impact the Company's fair value determination.

        The application of the SFAS 123(R) accounting principles may be subject to further interpretation and refinement over time. There are significant differences among option valuation models, and this may result in a lack of comparability with other companies that use different models, methods and assumptions. If factors change and the Company employs different assumptions in the application of SFAS 123(R) in future periods, or if the Company decides to use a different valuation model, the compensation expense that the Company records in the future under SFAS 123(R) may differ significantly from what it has recorded in the current period and could materially affect its loss from operations, net loss and net loss per share.

        Comprehensive income (loss):    Our comprehensive income (loss) consists of our net income (loss), and changes in unrealized gains or losses on available for sale investments, the impact of which has been excluded from net loss. We present our comprehensive income (loss) in the Statements of Stockholders' Equity and Comprehensive Income and (Loss). Our accumulated other comprehensive income (loss) is presented as a component of equity in our Balance Sheets and consists of the cumulative amount of unrealized gains or losses on available-for-sale investments that we have incurred since the inception of our business.

        Reclassifications:    Certain reclassifications have been made to the 2007 and 2006 financial information to conform to the 2008 presentation. Such reclassifications had no effect on net loss and are primarily related to reclassifying costs between Research and development costs and General and administrative expenses in the Statements of Operations.

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

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" (SFAS 161), which expands the disclosure requirements for derivative instruments and hedging activities. SFAS 161 specifically requires entities to provide enhanced disclosures addressing the following: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective

ASCENT SOLAR TECHNOLOGIES, INC.
(A Development Stage Company as Defined by SFAS No. 7)

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 161 on its financial position, results of operations and disclosures.

        In April 2008, the FASB issued FASB Staff Position (FSP) FSP 142-3, "Determination of the Useful Life of Intangible Assets." This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets." The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), "Business Combinations," and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the adoption of FAS 142-3 to have a material effect on its results of operations and financial condition.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles," which becomes effective upon approval by the SEC. The standard sets forth the sources of accounting principles and provides entities with a framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. It is not expected to change any of our current accounting principles or practices and therefore, is not expected to have a material impact on our financial statements.

NOTE 3. LIQUIDITY AND CONTINUED OPERATIONS

        As discussed in Note 1, the Company is in the development stage and is currently incurring significant losses from operations. As of December 31, 2008, the Company had $87.4 million in cash, restricted cash and investments of which approximately $50 million will be used in 2009 for progress payments to our equipment suppliers for our 30 MW line and $4 million for facility infrastructure for our 30 MW expansion. An additional $26 million is required in 2010 for final payments to our equipment suppliers on the 30MW line.

        The Company expects to commence commercial production on its 1.5 MW production line in 2009. We do not expect that sales revenue from the 1.5 MW production line will be sufficient to support operations and cash requirements, and it is unlikely that sales revenue will support operating cash requirements unless we achieve actual production capacity of at least 30 MW per year. Our original equipment delivery schedule called for installation of all of the 30 MW production equipment during 2009. Due to the recent financial crisis affecting the financial markets, our ability to obtain credit or to raise additional capital has become increasingly difficult. In order to preserve cash we have extended the equipment delivery schedule related to the first 30MW of annual rated production capacity to 2010. We now expect to begin production using equipment with an annual rated production capacity of approximately 15 MW in early 2010, and full 30 MW of annual rated production capacity by the middle of 2010.

        The Company expects its current cash balance to be sufficient to cover its operational expenditures through 2009 based on currently known factors, although it expects that it will need to raise additional capital prior to early 2010 to complete its expansion plans.

ASCENT SOLAR TECHNOLOGIES, INC.
(A Development Stage Company as Defined by SFAS No. 7)

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 4. FAIR VALUE MEASUREMENTS

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

        In accordance with SFAS 157, the following table represents the Company's fair value hierarchy for its financial assets measured at fair value on a recurring basis and its classification on the balance sheet as of December 31, 2008:

	Level 1	Level 2	Level 3		Total	Cash Equivalents	Investments
Financial Assets:
U.S. government securities	$22,950,215	$22,790,989		$—	$45,741,204	$991,993	$44,749,211
Money market funds	26,355,379	—		—	26,355,379	26,355,379	—
Corporate securities	—	12,082,525		—	12,082,525	4,699,834	7,382,691
Municipal bonds	—	5,000		—	5,000	—	5,000

	$49,305,594	$34,878,514	$		$84,184,108	$32,047,206	$52,136,902

Financial Liabilities:
Derivative liability	$—	$766,403		$—	$766,403

        The adoption of this statement did not have a material impact on the Company's results of operations and financial condition.

ASCENT SOLAR TECHNOLOGIES, INC.
(A Development Stage Company as Defined by SFAS No. 7)

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 5. INVESTMENTS

        The Company accounts for investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Securities held by the Company as of December 31, 2008 are classified as available-for-sale and consisted of U.S. government securities, corporate securities, and municipal bonds. Such investments are carried at fair value, based on quoted market prices with the unrealized holding gains and losses reported as Accumulated other comprehensive income in the stockholders' equity section of the balance sheet. Realized gains and losses on sales of securities are computed using the specific identification method. The Company evaluates declines in market value for potential impairment. If the decline results in a value below cost and is determined to be other than temporary, the investment is written down to its impaired value and a new cost basis is established. A summary of available-for-sale securities as of December 31, 2008 is as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$44,393,482	$375,293	$(19,564)	$44,749,211
Corporate securities	7,407,352	900	(25,561)	7,382,691
Municipal bonds	5,000	—	—	5,000

Total	$51,805,834	$376,193	$(45,125)	$52,136,902

        Contractual maturities of our available-for-sale investments as of December 31, 2008 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
One year or less	$46,821,291	$313,569	$(43,919)	$47,090,941
One year to two years	4,984,543	62,624	(1,206)	5,045,961

Total	$51,805,834	$376,193	$(45,125)	$52,136,902

        We recognized a gross realized loss of $32,103 on the sale of available-for-sale investments for the year ended December 31, 2008. The realized loss is included in our Statements of Operations.

        We typically invest in highly-rated securities with low probabilities of default. Our investment policy specifies minimum investment grade criteria, types of acceptable investments, concentration limitations and duration.

NOTE 6. ACCOUNTS RECEIVABLE—CONTRACTS

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

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 6. ACCOUNTS RECEIVABLE—CONTRACTS (Continued)

        Accounts receivable consists mainly of billed and unbilled amounts under these R&D contracts. Management deems all accounts receivable to be collectible.

        The following table summarizes components of accounts receivable:

	As of December 31,
	2008	2007
Billed receivables	$273,995	$176,168
Unbilled receivables	62,241	28,183

Total	$336,236	$204,351

        Unbilled receivables represent costs incurred but not yet billed, including retainage amounts by the government on contracts that have not been closed out at the end of the period.

        Provisional Indirect Cost Rates—During 2007 and 2008, the Company billed the government under cost-based R&D contracts at provisional billing rates which permit the recovery of indirect costs. These rates are subject to audit on an annual basis by the government agencies' cognizant audit agency. The cost audit will result in the negotiation and determination of the final indirect cost rates. The Company has not been audited and has not received final rate determinations for the year ended December 31, 2007 and or December 31, 2008. The final rates, if different from the actual, may create an additional receivable or liability. In the opinion of management, re-determination of any cost-based contracts will not have a material effect on the Company's financial position or results of operations.

        Contract Status—The Company has authorized but not completed contracts on which work is in process as follows:

	As of December 31,
	2008	2007
Total contract price of initial contract awards, including exercised options and approved change orders (modifications)	$6,889,991	$5,228,023
Completed to date(1)	(4,307,951)	(2,828,453)

Authorized backlog	$2,582,040	$2,399,570

    (1)
    Includes work performed by ITN prior to January 1, 2007.

ASCENT SOLAR TECHNOLOGIES, INC.
(A Development Stage Company as Defined by SFAS No. 7)

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 7. PROPERTY AND EQUIPMENT

        The following table summarizes property and equipment:

	As of December 31,
	2008	2007
Furniture, fixtures, computer hardware and computer software	$715,310	$149,970
Manufacturing machinery and equipment	12,257,585	891,417
Leasehold improvements	789,342	724,907

Net depreciable property, plant and equipment	13,762,237	1,766,294
Building	5,634,060	—
Building construction in process	9,050,136	—

Net property, plant and equipment	28,446,433	1,766,294
Less: Accumulated depreciation and amortization	(1,521,922)	(115,051)

Property and equipment, net	$26,924,511	$1,651,243

        Depreciation and amortization expense for the years ended December 31, 2008 and 2007 was $1,406,871 and $102,416, respectively.

        We incurred and capitalized interest costs related to our construction loan for our facility expansion into our property and equipment as follows during the year ended December 31, 2008:

	As of December 31,
	2008	2007
Interest cost incurred	$319,048	$424
Interest cost capitalized	(315,610)	—

Interest expense, net	$3,438	$424

NOTE 8. DEPOSITS ON MANUFACTURING EQUIPMENT

        As of December 31, 2008, the Company had entered into purchase agreements of approximately $102 million for the acquisition of manufacturing production tools and approximately $7 million for one meter wide manufacturing development tools for the Company's planned expansion to approximately 30 MW of rated capacity and planned future implementation of one meter wide substrates. As of December 31, 2008, the Company had made progress payments of approximately $38.6 million on these purchase agreements which are reflected on the Balance Sheet as Deposits on manufacturing equipment. Generally, these purchase agreements have milestone-based deliverables, such as the Company's acceptance of design requirements and successful installation and commissioning of the equipment.

NOTE 9. DEBT

        In January 2006, the Company completed a $1.6 million bridge loan (Bridge Financing) from lenders (Bridge Noteholders) to help meet the Company's working capital needs. The loans (Bridge Loans) accrued interest at an annual rate of 10% and were due and payable upon the earlier of

ASCENT SOLAR TECHNOLOGIES, INC.
(A Development Stage Company as Defined by SFAS No. 7)

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 9. DEBT (Continued)

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

        The discount for the commission ($160,000) and the Bridge Rights ($800,000) were amortized into interest expense over the life of the loans. In July 2006 with the repayment of the Bridge Loans, the remaining unamortized balance of the discount for commission and Bridge Rights of $960,000, was recognized as interest expense in the Statements of Operations.

        On February 8, 2008, the Company acquired an approximately 120,000 square foot manufacturing and office facility in Thornton, Colorado, for approximately $5.5 million. The purchase was financed by a promissory note, deed of trust and construction loan agreement with the Colorado Housing Authority ("CHFA") ("Construction Loan"), which provided the Company borrowing availability of up to $7.5 million for the building and building improvements. The Company paid approximately $1.3 million in cash and was advanced approximately $4.2 million from CHFA to fund the initial acquisition of the property. The Construction Loan terms required payments of interest only at 6.6% on the outstanding balance. On January 29, 2009, the Construction Loan was converted to a permanent loan pursuant to a loan modification agreement between the Company and CHFA ("Permanent Loan"). The Permanent Loan has an interest rate of 6.6% and the principal will be amortized over a period of approximately 19 years and 1 month consistent with a maturity date 20 years after the incurrence of the promissory note and construction loan agreement on February 8, 2008. An additional $75,000 loan commitment fee was paid in 2008 and reflected on the balance sheet in non-current assets. This fee is being amortized into interest expense over the 20 year life of the Construction and Permanent Loan. As of December 31, 2008, we have expended approximately $6.7 million in building improvements of which

ASCENT SOLAR TECHNOLOGIES, INC.
(A Development Stage Company as Defined by SFAS No. 7)

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 9. DEBT (Continued)

$3 million was funded by CHFA. We will continue to complete building improvements in the first quarter 2009 estimated at $4.1 million. Additional infrastructure costs related to the build-out of two additional structures, electrical upgrade and other utilities have increased our budget for our building improvements since originally projected early in 2008. We will incur a prepayment penalty if the Permanent Loan is prepaid prior to December 31, 2015 equal to the sum of (i) the present value of the total principal and interest payments due under the Note from the prepayment date to December 31, 2015, and (ii) the present value of the remaining principal balance of the Note that would have been due as of December 31, 2015, less the principle amount of the Note outstanding. Further, pursuant to certain negative covenants contained in the deed of trust associated with the permanent loan, until the Permanent Loan is repaid and all of our secured obligations performed in full, we may not, among other things, without CHFA's prior written consent (which by the terms of the deed of trust is subject to a reasonableness requirement): create or incur additional indebtedness (other than obligations created or incurred in the ordinary course of business); merge or consolidate with any other entity; or make loans or advances to our officers, shareholders, directors or employees.

        The outstanding balance of the Construction Loan was $7,237,052 as of December 31, 2008, which was due on January 31, 2009. On January 29, 2009, the date of the closing of our Permanent Loan of $7,500,000, our future principal payments were due as follows:

2009	$187,150
2010	217,463
2011	232,257
2012	248,059
2013	264,935
Thereafter	6,350,136

$7,500,000

NOTE 10. DERIVATIVE FINANCIAL INSTRUMENTS

        The Company is actively engaged in purchasing manufacturing equipment internationally and is exposed to foreign currency risk. In July 2008, the Company entered into fair value hedges utilizing forward contracts designed to match scheduled contractual payments to equipment suppliers which are denominated in euros. The total notional value of the forward contracts was €6.4 million with various contract settlement dates beginning September 15, 2008 through July 31, 2009. The Company elected not to use hedge accounting under SFAS 133 and accordingly, the unrealized losses on each forward contract were determined at the balance sheet date based upon current market rates and are reported as Unrealized losses on forward contracts in the Statement of Operations. Upon settlement of the forward contracts, realized gains or losses are reported in the Statement of Operations as Realized gains or losses on forward contracts. As of December 31, 2008, the unrealized loss on these forward contracts was $766,403 and the realized loss was $322,430. Although the hedging activity is designed to fix the dollar amount to be expended, the asset purchased is recorded at the spot rate in effect as of the date of the payment to the supplier. The difference between the spot rate and the forward rate has been reported as a loss on forward contract. The forward contract was 100% effective in fixing the amount to be paid to the supplier in dollar terms as of the date the forward contract was entered into.

ASCENT SOLAR TECHNOLOGIES, INC.
(A Development Stage Company as Defined by SFAS No. 7)

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 10. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

During the fourth quarter 2008, a forward contract for delivery of € 358,880 was settled and deposited in a bank account for future payments to our equipment supplier. Period end translation adjustments related to the Euros on deposit in our bank account are accounted for as realized gains and losses on forward contract transactions. Included in cash and cash equivalents is $503,567 related to 360,437 euros held as of December 31, 2008. In connection with the forward contracts, the Company has a $2.3 million deposit account with the bank holding the forward contracts which is reflected as restricted cash on the December 31, 2008 balance sheet. Derivative financial instruments are not used for speculative or trading purposes. See Note 4 for information about the fair value measurement of our derivative financial instruments.

NOTE 11. STOCKHOLDERS' EQUITY

        The Company's authorized capital stock consists of 75,000,000 shares of common stock, $0.0001 par value, and 25,000,000 shares of preferred stock, $0.0001 par value. In November 2005, the Company issued 972,000 shares of common stock at a price of $0.04 per share. The Company has recorded for financial statement purposes the 972,000 shares at a fair value of $1.00 per share. The Statements of Stockholders' Equity reflects compensation expense of $933,120 related to the recording of this stock transaction. In January 2006, in consideration of certain asset transfers, licenses and service agreements, the Company issued 1,028,000 shares of common stock to ITN Energy Systems, Inc.

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

        The exercise period ended June 22, 2007. During the exercise period, 3,098,382 Class A warrants (94.1% of the total outstanding) were exercised for an equal number of shares of common stock, and the Company received $20,449,321 in proceeds from the warrant exercises. At the end of the exercise period, 192,512 Class A warrants remained outstanding. The Company has set aside funds with its

ASCENT SOLAR TECHNOLOGIES, INC.
(A Development Stage Company as Defined by SFAS No. 7)

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 11. STOCKHOLDERS' EQUITY (Continued)

warrant transfer agent to redeem the outstanding warrants for $0.25 per warrant, or a total cost of $48,128. As of December 31, 2008, 9,090 Class A warrants remain unredeemed.

        Class B warrants.    The Class B warrants included in the units became exercisable on August 10, 2006. The exercise price of a Class B public warrant is $11.00. The Class B warrants expire on July 10, 2011. The Company does not have the right to redeem the Class B warrants. During the years ended December 31, 2008 and 2007, 98,800 and 11,000 Class B warrants, respectively were exercised resulting in proceeds to the Company of approximately $1,086,800 and $121,000 respectively. As of December 31, 2008, 10,502,583 Class B warrants were outstanding.

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

        Representative's warrants to purchase 150,000 units have been exercised as of December 31, 2007, as have the 150,000 underlying Class A warrants resulting in an issuance of 300,000 shares of common stock and 300,000 Class B warrants for total proceeds to the Company of $1.98 million. During the year ended December 31, 2008 an additional 37,500 units have been exercised, as have the 37,500 underlying Class A warrants resulting in an issuance of 75,000 shares of common stock and 75,000 Class B warrants for total proceeds to the Company of $495,000. To the extent that holders of representative's warrants are entitled to receive Class A warrants upon exercise of the representative's warrants, those warrants will be immediately subject to call for redemption at $0.25 per warrant. The holders will then have to decide whether to exercise their Class A warrants or hold them for redemption. As of December 31, 2008, 112,500 representative's warrants remained unexercised.

        Private Placement of Securities:    The Company completed a private placement of securities with Norsk Hydro Produksjon AS (Hydro) in March 2007. Hydro is a subsidiary of Norsk Hydro ASA. Hydro purchased 1,600,000 shares of the Company's common stock (representing 23% of the Company's outstanding common stock post transaction) for an aggregate purchase price of $9,236,000. The Company recorded $75,807 of costs associated with the private placement as a reduction to Additional paid in capital on the Company's Balance Sheets. In connection with the private placement, Hydro was granted options to purchase additional shares and warrants.

        In August 2007, Hydro acquired an additional 934,462 shares of the Company's common stock and 1,965,690 Class B warrants through the exercise of an option previously granted to Hydro and approved by Ascent's stockholders in June 2007. Gross proceeds to the Company were $10.48 million, and reflected per share and per warrant purchase prices equal to the average of the closing bids of each security, as reported by NASDAQ, for the five consecutive trading days preceding exercise. After acquiring these additional shares, Hydro again held 23% of the total outstanding common shares, after its holdings were diluted as the result of the redemption of Class A warrants and 23% of total outstanding Class B warrants. Pursuant to a second option that was approved by Ascent's stockholders in June 2007, beginning December 13, 2007, Hydro was entitled to purchase additional shares and Class B warrants up to a maximum of 35% of each class of security.

ASCENT SOLAR TECHNOLOGIES, INC.
(A Development Stage Company as Defined by SFAS No. 7)

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 11. STOCKHOLDERS' EQUITY (Continued)

        In March 2008, Hydro acquired an additional 2,341,897 shares of the Company's common stock and 1,689,905 Class B warrants through the exercise of the second option previously granted to Hydro and approved by Ascent's stockholders in June 2007, resulting in Hydro ownership of approximately 35% of each class of security. Gross proceeds to the Company were $28.4 million, and reflected per share and per warrant purchase prices were equal to the average of the closing bids of each security, as reported by NASDAQ, for the five consecutive trading days preceding exercise. As a result of the Company's Secondary Public Offering in May 2008, Hydro's holdings were diluted to approximately 27%.

        On October 8, 2008, Hydro acquired an additional 2,421,801 shares of the Company's common stock. The purchase resulted in a return to Hydro's ownership of approximately 35% of the Company's common stock. Gross proceeds to the company from the follow on investment were approximately $15 million, and reflect per share purchase prices equal to the average of the closing bids of each security, as reported by NASDAQ, for the five consecutive trading days preceding exercise. Until June 15, 2009, the second option entitles Hydro to purchase from the Company additional restricted shares of common stock and Class B warrants to maintain ownership of up to 35% of issued and outstanding common stock and Class B warrants.

        Other Proceeds:    During the three months ended March 31, 2008, the Company received proceeds from a greater than 10% shareholder equal to the profits realized on the sale of the Company's stock that was purchased and sold within a six month or less time frame. Under Section 16(b) of the Securities and Exchange Act, the profit realized from this transaction by the greater than 10% shareholder must be disgorged to the Company under certain circumstances. The Company has recorded the proceeds received on this transaction of $148,109 as Additional paid in capital and is reflected on the Statements of Stockholders' Equity.

        Secondary Public Offering:    On May 15, 2008, the SEC declared effective the Company's Registration Statement on Form S-3 (Reg. No. 333-149740), and the Company completed its Secondary Public Offering of 4,370,000 shares of common stock, which included 570,000 shares issued upon the underwriter's exercise of their overallotment in full. The offering price of $14.00 per share resulted in proceeds of $61,180,000. After deducting underwriting discounts and commissions and offering expenses of approximately $4,361,000, net proceeds to the Company were approximately $56,819,000. JP Morgan was the managing underwriter of the Secondary Public Offering.

        As of December 31, 2008, the Company had 20,946,382 shares of common stock and no shares of preferred stock outstanding.

NOTE 12. STOCK BASED COMPENSATION

        Stock Option Plan:    The Company's 2005 Stock Option Plan, as amended (Stock Option Plan) provides for the grant of incentive or non-statutory stock options to the Company's employees, directors and consultants. The Board of Directors adopted and the stockholders approved an increase in the total shares of common stock reserved for issuance under the Stock Option Plan from 1,000,000 to 1,500,000 on July 1, 2008.

ASCENT SOLAR TECHNOLOGIES, INC.
(A Development Stage Company as Defined by SFAS No. 7)

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 12. STOCK BASED COMPENSATION (Continued)

        Restricted Stock Plan:    The Board of Directors adopted the Company's 2008 Restricted Stock Plan with stockholder approval on July 1, 2008. The Restricted Stock Plan reserves up to 750,000 shares of our common stock for restricted stock awards and restricted stock units to eligible employees, directors and consultants of the Company.

        The Stock Option Plan and the Restricted Stock Plan are administered by the Compensation Committee of the Board of Directors, which determines the terms of the options and shares, including the exercise price, expiration date, vesting schedule and number of shares. The term of any incentive stock option granted under the Stock Option Plan may not exceed ten years, or five years for options granted to an optionee owning more than 10% of the Company's voting stock. The exercise price of an incentive stock option granted under the Option Plan must be equal to or greater than the fair market value of the shares of the Company's common stock on the date the option is granted. An incentive stock option granted to an optionee owning more than 10% of the Company's voting stock must have an exercise price equal to or greater than 110% of the fair market value of the Company's common stock on the date the option is granted. The exercise price of a non-statutory option granted under the Option Plan must be equal to or greater than 85% of the fair market value of the shares of the Company's common stock on the date the option is granted. According to the terms of the Restricted Stock Plan, no individual may be granted, in any fiscal year, more than 200,000 shares. Vesting of shares of restricted stock granted under the Restricted Stock Plan may occur over a specified period of time or based upon performance metrics announced at the time of grant.

        Stock Based Compensation:    The Company accounts for share-based payments under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," (SFAS 123(R)) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, officers, directors and consultants, including employee stock options based on estimated fair values. Stock based compensation expense recognized in the Statements of Operations for the years ended December 31, 2008, 2007 and 2006 and for the period from inception (October 18, 2005) through December 31, 2008 is based on awards ultimately expected to vest and it has been reduced for estimated forfeitures.

        The weighted average estimated fair value of employee stock options granted for the years ended December 31, 2008, 2007 and 2006 was $3.12, $9.90 and $2.07 per share respectively. Fair value was calculated using the Black-Scholes Model with the following weighted average assumptions:

	For the Years Ended December 31,
	2008	2007	2006
Expected volatility	103.4 - 108.9%	83.7%	90.2%
Risk free interest rate	1.5 - 3.3%	3.3 - 3.6%	4.6%
Expected dividends	—	—	—
Expected life (in years)	5.08 - 6.08	6.41	6.10

        For the year ended December 31, 2008, the Company based its estimate of expected volatility, expected life and expected forfeiture rate on historical company experience. For the years ended December 31, 2007 and 2006, the Company based its estimate of expected volatility on disclosures made by peers, the expected life was calculated using the "simplified" method permitted by Staff Accounting Bulletin (SAB) 107 and forfeitures were estimated based on historical employee retention

ASCENT SOLAR TECHNOLOGIES, INC.
(A Development Stage Company as Defined by SFAS No. 7)

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 12. STOCK BASED COMPENSATION (Continued)

experience among staff of similar position to those granted options in the plan. Stock-based compensation expense recognized for the years ended December 31, 2008, 2007 and 2006 were as follows:

	For the Years Ended December 31,
	2008	2007	2006
Officers, directors & employees	$1,578,804	$461,432	$159,098
Outside providers	(88,965)	1,273,447	189,845

	$1,489,839	$1,734,879	$348,943

        Stock-based compensation expense is calculated on a straight-line basis over the vesting periods of the related options. In future periods, the compensation expense that the Company records under SFAS 123(R) may differ significantly from what the Company recorded in the current period, as the Company builds company-specific performance history.

        As of December 31, 2008, the Company had approximately $1,953,000 of total compensation cost ($1,866,000 to officers, directors and employees, and $87,000 to outside providers) related to non-vested awards not yet recognized and expects to recognize these costs over a weighted average period of approximately 2.3 years. As of December 31, 2008, approximately 1,031,067 shares were expected to vest in the future at a weighted average exercise price of $4.94.

ASCENT SOLAR TECHNOLOGIES, INC.
(A Development Stage Company as Defined by SFAS No. 7)

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 12. STOCK BASED COMPENSATION (Continued)

        The following schedule summarizes activity in our stock-option plan (shares in thousands):

	Stock Option Shares	Stock Options Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
OUTSTANDING AT OCTOBER 18, 2005	—	$—
Granted	408	0.10

OUTSTANDING AT DECEMBER 31,2005	408	$0.10

Granted	336	3.64
Exercised	(31)	(.10)
Canceled	(75)	(1.26)

OUTSTANDING AT DECEMBER 31, 2006	638	$1.83

Granted	232	11.52
Exercised	(170)	(2.04)
Canceled	(13)	(1.03)

OUTSTANDING AT DECEMBER 31, 2007	687	$5.07	4.82	$13,595,562

Granted	577	3.91
Exercised	(133)	(0.91)
Canceled	(39)	(5.80)

OUTSTANDING AT DECEMBER 31, 2008	1,092	$4.94	8.89	$894,198

EXERCISABLE AT DECEMBER 31, 2008	406	$5.16	7.77	$557,579

        The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise of all options exercised during the years ended December 31, 2008, 2007 and 2006 was $1,684,874, $1,882,882 and $56,180, respectively. As of December 31, 2008, approximately 73,500 shares remained available for future grants under the Option Plan.

        In addition to the stock options discussed above, the Company recognized share-based compensation expense related to Restricted Stock grants of $391,560 for the year ended December 31, 2008. The following table summarizes Non-vested Restricted Stock and the related activity as of and for the year ended December 31, 2008:

	Shares	Weighted Average Grant-Date Fair-Value
Non-vested at January 1, 2008	—	—
Granted	69,846	$12.70
Vested	(27,346)	9.88
Forfeited	—	—

Non-vested at December 31, 2008	42,500	$14.51

ASCENT SOLAR TECHNOLOGIES, INC.
(A Development Stage Company as Defined by SFAS No. 7)

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 12. STOCK BASED COMPENSATION (Continued)

        Total unrecognized share-based compensation expense from unvested restricted stock as of December 31, 2008 was approximately $441,000 which is expected to be recognized over a weighted average period of approximately 2.9 years.

        The stock-based compensation expense that we charged on our Statements of Operations was as follows:

	For the years ended December 31,
	2008	2007	2006
Stock-based compensation cost included in:
Research and development	$785,840	$664,001	$141,927
Selling, general and administrative	1,095,559	1,070,878	207,016

Total stock-based compensation cost	$1,881,399	$1,734,879	$348,943

NOTE 13: INCOME TAXES

        The Company records income taxes using the liability method. Under this method, deferred tax assets and liabilities are computed for the expected future impact of temporary differences between the financial statement and income tax bases of assets and liabilities using current income tax rates and for the expected future tax benefit to be derived from tax loss and tax credit carry-forwards.

        At December 31, 2008, the Company has approximately $16,400,000 in net operating loss carry-forwards that will expire beginning in 2025. Approximately $2,600,000 of the net operating loss carryover is not included in the calculation of the deferred tax asset since it is related to excess tax deductions from the exercise of stock options. Under the Internal Revenue Code, the future utilization of net operating losses may be limited in certain circumstances where there is a significant ownership change. As a result of the initial public offering in July 2006 and subsequent public offering in May 2008, significant ownership changes did occur. The annual limitation on net operating losses resulting from those changes was greater than the cumulative losses as of the date of the change. Consequently, the limitation will lapse as of May 2009 without having any effect on the use of net operating losses.

        Deferred income taxes reflect an estimate of the cumulative temporary differences recognized for financial reporting purposes from that recognized for income tax reporting purposes. At December 31,

ASCENT SOLAR TECHNOLOGIES, INC.
(A Development Stage Company as Defined by SFAS No. 7)

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 13: INCOME TAXES (Continued)

2008 and 2007, the components of these temporary differences and the deferred tax asset were as follows:

	2008	2007
Deferred Tax Asset
Current:
Unrealized loss on forward contracts	$291,000	$—
Accrued Expenses	59,000	—

Total Current	350,000	—
Non-current:
Stock Based Compensation-Stock Options and Restricted Stock	629,000	550,000
Tax effect of NOL carryforward	5,234,000	1,000,000
Depreciation	209,000	25,000
Start-up costs	664,000	890,000
Capitalized manufacturing costs & Property taxes on PPE	1,332,000	1,285,000

Total Non-current	8,068,000	3,750,000
Net deferred tax asset	8,418,000	3,750,000
Less valuation allowance	(8,418,000)	(3,750,000)

Net deferred tax asset	$—	$—

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Based upon the level of historical losses and projections of future taxable income over the periods in which the deferred tax assets are deductible, a full valuation allowance has been provided due to the uncertainty surrounding the timing and the amount of future revenues. The Company's deferred tax valuation allowance of $8,418,000 reflected above is an increase of $4,668,000 from the valuation allowance reflected as of December 31, 2007 of $3,750,000. The Company's effective tax rate differs from the statutory rate due to the following (expressed as a percentage of pre-tax income):

	2008	2007
Federal statutory rate	(35)%	(35)%
State statutory rate	(3)%	(3)%
Permanent tax differences	1%	2%
Other	1%	1%
Increase in valuation allowance	36%	35%

	0%	0%

ASCENT SOLAR TECHNOLOGIES, INC.
(A Development Stage Company as Defined by SFAS No. 7)

NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 14. RELATED PARTY TRANSACTIONS

        Included in General and Administrative Expenses for the years ended December 31, 2008, 2007 and 2006 are $1,270,720, $937,212 and $1,170,226 respectively, of costs to ITN for facility sublease costs, administrative support expenses and reimbursement of shared expenses. Included in Research and Development Expenses for the years ended December 31, 2008, 2007 and 2006 are $1,585,519, $908,005 and $302,744 respectively, of costs to ITN for support in research and development and manufacturing activity. Related party payables of $263,280 and $264,797 as of December 31, 2008 and 2007 respectively represent costs remaining to be paid to ITN for these expenditures and amounts payable to officers and directors for Board of Directors fees and reimbursement of travel expenditures.

        Included in Research and Development Revenues on the Statement of Operations for the year ended December 31, 2007 is $27,519 for labor charged by the Company to ITN for research and development activities on government contracts.

        Included in Property and Equipment and Deposits on Equipment as of December 31, 2008 is $1,590,366 of costs to ITN for the construction of manufacturing and research and development equipment incurred during the period January 1, 2006 to December 31, 2008.

NOTE 15. COMMITMENTS

        Sublease Agreement:    On November 1, 2005, the Company entered into a sublease agreement with ITN, a greater than five percent stockholder of the Company, to lease office space in Littleton, Colorado. In 2005 and 2006, two Board members of Ascent were partial owners of the company that leased this office space to ITN. As of January 1, 2007, they no longer have an investment in the building the Company is subleasing from ITN. Future minimum payments due under the sublease as of December 31, 2008 are as follows:

Year ending December 31:
2009	$227,896
2010	$113,948

        The Company is also responsible for payment of pass-through expenses such as property taxes, insurance, water and utilities. Rent expense for the years ended December 31, 2008, 2007 and 2006 was $232,380, $217,214 and $131,970, respectively.

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

NOTE 16. RETIREMENT PLAN

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