Form 10-Q
period 2009-03-31
Ascent Solar Technologies, Inc.
filed 2009-05-07
CIK 1350102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission File No. 001-32919

Ascent Solar Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-3672603
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12300 Grant Street, Thornton, CO	80241
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: 303-285-9885

8120 Shaffer Parkway, Littleton, CO 80127
(Former Name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of April 20, 2009, there were 20,974,203 shares of our common stock issued and outstanding.

ASCENT SOLAR TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

Quarterly Period Ended March 31, 2009

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	3
	Condensed Balance Sheets—As of March 31, 2009 (Unaudited) and December 31, 2008	3
	Condensed Statements of Operations—For the three months ended March 31, 2009 and March 31, 2008 and for the period from inception (October 18, 2005) through March 31, 2009 (Unaudited)	4
	Condensed Statements of Stockholders’ Equity and Comprehensive Income (Loss)—For the period from inception (October 18, 2005) through December 31, 2008 (Audited) and for the Three Months ended March 31, 2009 (Unaudited)	5
	Condensed Statements of Cash Flows—For the three months ended March 31, 2009 and March 31, 2008 and for the period from inception (October 18, 2005) through March 31, 2009 (Unaudited)	7
	Notes to Condensed Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 6.	Exhibits	30

SIGNATURES		32

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

ASCENT SOLAR TECHNOLOGIES, INC.

(A Development Stage Company as Defined by SFAS No. 7)

CONDENSED BALANCE SHEETS

	March 31, 2009 (unaudited)	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$29,316,393	$32,913,304
Restricted cash	2,300,000	2,300,000
Investments	$39,603,387	$52,136,902
Accounts receivable	448,713	336,236
Related party receivable	24,765	—
Other current assets	678,275	746,687
Total current assets	72,371,533	88,433,129

Property and Equipment:	30,333,875	28,446,433
Less accumulated depreciation and amortization	(1,970,359)	(1,521,922)
	28,363,516	26,924,511
Other Assets
Deposits on manufacturing equipment	49,439,372	38,644,881
Patents, net of amortization of $7,674 and $2,558, respectively	140,524	137,781
Other non-current assets	70,625	71,563
	49,650,521	38,854,225
Total Assets	$150,385,570	$154,211,865
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	234,732	$265,415
Related party payables	365,119	263,280
Accrued expenses	993,017	934,433
Accrued property and equipment	5,292,229	5,115,163
Current portion of long-term debt	206,987	187,150
Forward contract liabilities	612,212	766,403
Total current liabilities	7,704,296	7,531,844
Deferred Rent	10,010	12,012
Long-Term Debt	7,259,819	7,049,902
Commitments and Contingencies (Notes 8 & 14)
Stockholders’ Equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.0001 par value, 75,000,000 shares authorized; 20,973,870 and 20,946,382 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	2,097	2,095
Additional paid in capital	164,802,491	164,391,585
Deficit accumulated during the development stage	(29,519,199)	(25,106,641)
Accumulated other comprehensive income	126,056	331,068
Total stockholders’ equity	135,411,445	139,618,107
Total Liabilities and Stockholders’ Equity	$150,385,570	$154,211,865

The accompanying notes are an integral part of these condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

(A Development Stage Company as Defined by SFAS No. 7)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,		For the Period from inception (October 18, 2005) through March 31,
	2009	2008	2009
Research and Development Revenues	$516,133	$304,898	$3,018,536
Costs and Expenses
Research and development	3,195,653	1,824,970	18,897,137
General and administrative	1,580,878	1,191,152	15,123,982
Total Costs and Expenses	4,776,531	3,016,122	34,021,119
Loss from Operations	$(4,260,398)	$(2,711,224)	$(31,002,583)
Other Income/(Expense)
Interest expense	(83,345)	(39,514)	(1,170,638)
Interest income	333,367	352,047	4,177,140
Realized loss on investments	—	—	(32,103)
Realized loss on forward contracts	(556,373)	—	(878,803)
Unrealized gain (loss) on forward contracts	154,191	—	(612,212)
	(152,160)	312,533	1,483,384
Net Loss	$(4,412,558)	$(2,398,691)	$(29,519,199)
Net Loss Per Share (Basic and diluted)	$(0.21)	$(0.20)
Weighted Average Common Shares Outstanding (Basic and diluted)	20,960,497	11,807,789

The accompanying notes are an integral part of these condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

(A Development Stage Company as Defined by SFAS No. 7)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

For the Period from inception (October 18, 2005) through December 31, 2008 (Audited) and for the Three Months Ended March 31, 2009 (Unaudited)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at inception, October 18, 2005	—	—		—	—	—	—	—
Proceeds from sale of common stock (11/05 @ $.04 per share)	972,000	$97	—	$—	$38,783	$—	$—	$38,880
Stock based compensation:
Founders stock	—	—	—	—	933,120	—	—	933,120
Stock options	—	—	—	—	26,004	—	—	26,004
Net loss	—	—	—	—	—	(1,207,234)	—	(1,207,234)
Balance, December 31, 2005	972,000	$97	—	$—	$997,907	$(1,207,234)	$—	$(209,230)
Transfer of assets at historical cost (1/06 @ $0.03 per share)	1,028,000	103	—	—	31,097	—	—	31,200
Proceeds from IPO (7/06 @ $5.50 per unit)	3,000,000	300	—	—	16,499,700	—	—	16,500,000
IPO costs	—	—	—	—	(2,392,071)	—	—	(2,392,071)
Stock issued to bridge loan lenders (7/06 @ $2.75 per share)	290,894	29	—	—	799,971	—	—	800,000
Exercise of stock options (9/06 & 12/06 @ $0.10 per share)	31,200	3	—	—	3,117	—	—	3,120
Stock based compensation—stock options	—	—	—	—	348,943	—	—	348,943
Net loss	—	—	—	—	—	(4,180,912)	—	(4,180,912)
Balance, December 31, 2006	5,322,094	$532	—	$—	$16,288,664	$(5,388,146)	$—	$10,901,050
Exercise of stock options (1/07 - 12/07 @ $.10) (7/07 - 12/07 @ $4.25) (9/07 - 12/07 @ $2.51 - $2.76)	169,963	17	—	—	346,417	—	—	346,434
Conversion of Class A public warrants at $6.60	3,098,382	310	—	—	20,449,011	—	—	20,449,321
Redemption of Class A public warrants at $0.25 per share	—	—	—	—	(48,128)	—	—	(48,128)
Conversion of Class B public warrants at $11.00 per share	11,000	1	—	—	120,999	—	—	121,000
Stock based compensation— stock options	—	—	—	—	1,734,879	—	—	1,734,879
Proceeds from private placement:
Common stock (3/07 @ $5.77 and 8/07 @ $7.198)	2,534,462	254	—	—	15,962,003	—	—	15,962,257
Class B public warrants (8/07 @ $1.91)	—	—			3,754,468	—	—	3,754,468
Private placement costs	—	—	—	—	(75,807)	—	—	(75,807)
Exercise of representative’s warrants (9/07 - 11/07 @ $6.60 per unit)	300,000	30	—	—	1,979,970	—	—	1,980,000
Net loss	—	—	—	—	—	(6,503,419)	—	(6,503,419)
Balance, December 31, 2007	11,435,901	$1,144	—	$—	$60,512,476	$(11,891,565)	$—	$48,622,055

The accompanying notes are an integral part of these condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

(A Development Stage Company as Defined by SFAS No. 7)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Continued)

For the Period from inception (October 18, 2005) through December 31, 2008 (Audited) and for the Three Months Ended March 31, 2009 (Unaudited)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 31, 2007	11,435,901	$1,144	—	$—	$60,512,476	$(11,891,565)	$—	$48,622,055
Exercise of stock options (1/08 - 12/08 @ $0.10, $2.73, $2.90 & $4.25)	133,137	13	—	—	120,520	—	—	120,533
Issuance of Restricted Stock	69,846	7	—	—	(7)	—	—	—
Conversion of Class B public warrants at $11.00 per share	98,800	10	—	—	1,086,790	—	—	1,086,800
Stock based compensation	—	—	—	—	1,881,399	—	—	1,881,399
Proceeds from private placement:
Common stock (3/08 @ $9.262 & 10/08 @ $6.176)	4,763,698	476	—	—	36,647,217	—	—	36,647,693
Class B public warrants (3/08 @ $3.954)	—	—	—	—	6,681,884	—	—	6,681,884
Exercise of representative’s warrants (1/08 @ $6.60 per unit)	75,000	8	—	—	494,992	—	—	495,000
Proceeds from shareholder under Section 16(b)	—	—	—	—	148,109	—	—	148,109
Proceeds from secondary public offering (5/08 @ $14.00)	4,370,000	437	—	—	61,179,563	—	—	61,180,000
Costs of secondary public offering	—	—	—	—	(4,361,358)	—	—	(4,361,358)
Components of comprehensive loss
Net loss	—	—	—	—	—	(13,215,076)	—	(13,215,076)
Unrealized gain on investments	—	—	—	—	—	—	331,068	331,068
Total comprehensive loss	—	—	—	—	—	(13,215,076)	331,068	(12,884,008)
Balance, December 31, 2008	20,946,382	$2,095	—	$—	$164,391,585	$(25,106,641)	$331,068	$139,618,107
Exercise of stock options (1/09 - 3/09 @ $0.10)	11,002	1	—	—	1,099	—	—	1,100
Issuance of Restricted Stock	16,486	1	—	—	(1)	—	—	—
Stock based compensation	—	—	—	—	409,808	—	—	409,808
Components of comprehensive loss
Net loss	—	—	—	—	—	(4,412,558)	—	(4,412,558)
Unrealized loss on investments	—	—	—	—	—	—	(205,012)	(205,012)
Total comprehensive loss						(4,412,558)	(205,012)	(4,617,570)
Balance, March 31, 2009	20,973,870	$2,097	—	$—	$164,802,491	$(29,519,199)	$126,056	$135,411,445

The accompanying notes are an integral part of these condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

(A Development Stage Company as Defined by SFAS No. 7)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,		For the Period from inception (October 18, 2005) through
	2009	2008	March 31, 2009
Operating Activities:
Net loss	$(4,412,558)	$(2,398,691)	$(29,519,199)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	450,655	268,142	1,982,409
Stock based compensation	409,808	171,393	5,334,153
Realized loss on forward contract	556,373	—	878,803
Unrealized (gain)loss on forward contracts	(154,191)	—	612,212
Charge off of deferred financing costs to interest expense	—	—	198,565
Charge off of bridge loan discount to interest expense	—	—	800,000
Changes in operating assets and liabilities:
Accounts receivable	(112,476)	(58,751)	(448,712)
Related party receivables	(24,765)	(1,305)	(24,765)
Other current assets	68,412	31,777	(678,275)
Accounts payable	(30,683)	202,405	234,732
Related party payable	101,838	(58,121)	365,118
Deferred rent	(2,002)	(2,002)	10,010
Accrued expenses	58,585	236,961	993,019
Net cash used in operating activities	(3,091,004)	(1,608,192)	(19,261,930)
Investing Activities:
Purchases of available-for-sale-securities	(55,441,495)	(46,267,031)	(751,115,244)
Maturities and sales of available for-sale securities	67,769,996	50,321,965	711,637,911
Purchase of property and equipment	(3,451,896)	(5,886,368)	(29,715,449)
Deposits on manufacturing equipment	(9,609,345)	(398,073)	(45,538,130)
Restricted cash for manufacturing equipment	—	—	(2,300,000)
Patent activity costs	(4,021)	(3,193)	(123,240)
Deposit on Building	—	—	(100,000)
Net cash used in investing activities	(736,761)	(2,232,700)	(117,254,152)
Financing Activities:
Proceeds from bridge loan financing	—	—	1,600,000
Repayment of bridge loan financing	—	—	(1,600,000)
Payment of debt financing costs	—	(75,000)	(273,565)
Payment of equity offering costs	—	(314,598)	(6,829,237)
Proceeds from debt	262,948	4,136,475	7,700,000
Repayment of debt	(33,194)	—	(233,194)
Proceeds from shareholder under Section 16(b)	—	148,109	148,109
Proceeds from issuance of stock and warrants	1,100	30,047,429	165,368,490
Redemption of Class A warrants	—	—	(48,128)
Net cash provided by financing activities	230,854	33,942,415	165,832,475
Net change in cash and cash equivalents	(3,596,911)	30,101,523	29,316,393
Cash and cash equivalents at beginning of period	32,913,304	580,746	—
Cash and cash equivalents at end of period	$29,316,393	$30,682,269	$29,316,393
Supplemental Cash Flow Information:
Cash paid for interest	$82,407	$16,435	$168,588
Cash paid for income taxes	$—	$—	$—
Non-Cash Transactions:
ITN initial contribution of assets for equity	$—	$—	$31,200

The accompanying notes are an integral part of these condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

(A Development Stage Company as Defined by SFAS No. 7)

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:  The Company’s activities to date have substantially consisted of raising capital, research and development, and the development of a 1.5 MW production plant and additional 30 MW expansion plant. Revenues to date have been generated from the Company’s governmental research and development (R&D) contracts and have not been significant. The Company’s planned principal operations to commercialize flexible PV modules have not yet commenced. Accordingly, the Company is considered to be in the development stage, as defined in Statement of Financial Accounting Standards No. 7 (SFAS No. 7), “Accounting and Reporting by Development Stage Enterprises.”

Cash Equivalents:  The Company considers all highly liquid debt securities purchased with an original maturity of three months or less to be cash equivalents. The Company maintains cash balances which may exceed federally insured limits. The Company does not believe that this results in significant credit risk.

Investments:  The Company accounts for investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company has classified its investments as “available-for-sale.” Such investments are carried at fair value, based on quoted market prices with the unrealized holding gains and losses reported as Accumulated other comprehensive income (loss) in the stockholders’ equity section of the balance sheet. Realized gains and losses on sales of securities are computed using the specific identification method. The Company evaluates declines in market value for potential impairment. If the decline results in a value below cost and is determined to be other than temporary, the investment is written down to its impaired value and a new cost basis is established.

Fair Value estimates:  The fair value of an asset or liability is the amount at which it could be exchanged or settled in a current transaction between willing parties. The carrying value for cash and cash equivalents, investments, restricted cash, accounts receivable, accounts payable, accrued property and equipment, accrued expenses and other assets and liabilities approximate their fair values due to their short maturities. Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provided a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The Company adopted this statement for financial assets and financial liabilities and nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value on a recurring basis as of January 1, 2008. The Company adopted this statement for nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value on a nonrecurring basis as of January 1, 2009. The effect of the adoption of this statement was not material, resulting only in additional disclosures. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Foreign Currency translation:  Bank account balances related to our forward contracts are translated to U.S. dollars utilizing the period end exchange rate. Gains or losses on foreign currency transactions are recorded in other income/loss in the Condensed Statements of Operations.

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

Patents:  At such time as the Company is awarded patents, patent costs are amortized on a straight-line basis over the legal life, or over their estimated useful lives, whichever is shorter. As of March 31, 2009, the Company had $140,524 of net patent costs of which $28,138 represent costs net of amortization incurred for an awarded patent, and the remaining $112,386 represents costs incurred for patent applications filed. Amortization expense for the three months ended March 31, 2009 and 2008 was $1,279.

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

Long-lived assets:  We account for our long-lived, tangible assets and definitive-lived intangible assets in accordance with Statement of Financial Accounting Standards No. (SFAS, 144, Accounting for the Impairment or Disposal of Long-Lived Assets). As a result, we assess long-lived assets classified as “held and used,” including our property, plant and equipment, for impairment whenever long-lived asset may not be recoverable. These events would include significant current period operating or cash flow losses associated with the use of a long-lived asset or group of assets combined with a history of such losses, significant changes in the manner of use of assets and significant negative industry or economic trends. We evaluated our long-lived assets for impairment for the period ending March 31, 2009 and concluded that no valuation allowances were required.

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

Net loss per Common Share:  Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share include no dilution and are computed by dividing income available to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. Common stock equivalents consisting of Class B warrants, IPO warrants (representative warrants), stock options and restricted stock units outstanding as of March 31, 2009  and 2008 of approximately 12.1 million and 11.5 million shares, respectively, have been omitted from loss per share because they are anti-dilutive. Basic and diluted loss per share was the same in each of the periods ended March 31, 2009 and 2008.

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

Income Taxes: Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates as of the date of enactment. Interest and penalties, if applicable, would be recorded in operations.

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

Stock Based Compensation:  The Company accounts for share-based payments under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R)) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, officers, directors, and consultants, including employee stock options based on estimated fair values. SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s Condensed Statements of Operations. Stock based compensation is based on awards ultimately expected to vest and is reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Reclassifications:  Certain reclassifications have been made to the 2008 financial information to conform to the 2009 presentation. Such reclassifications had no effect on net loss and are primarily related to reclassifying costs between Research and development costs and General and administrative expenses in the Condensed Statements of Operations.

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

Unaudited Information: The accompanying interim financial information as of March 31, 2009 and for the three  months ended March 31, 2009 and  2008 and the period from inception (October 18, 2005) through March 31, 2009 was taken from the Company’s books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of results of normal recurring accruals) that are necessary to properly reflect the financial position of the Company as of March 31, 2009 and the results of operations for the three months ended March 31, 2009 and 2008 and the period from inception (October 18, 2005) through March 31, 2009 so that the financial statements are not misleading.

Recent Accounting Pronouncements:  In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which becomes effective upon approval by the SEC. The standard sets forth the sources of accounting principles and provides entities with a framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. It is not expected to change any of our current accounting principles or practices and therefore, is not expected to have a material impact on our financial statements.

NOTE 3. LIQUIDITY AND CONTINUED OPERATIONS

As discussed in Note 1, the Company is in the development stage and is currently incurring significant losses from operations. As of March 31, 2009, the Company had $71.2 million in cash, restricted cash and investments of which approximately $40 million we intend to use in 2009 for progress payments to our equipment suppliers for our 30 MW line and $2 million for facility infrastructure for our 30 MW expansion. An additional $26 million is required in 2010 for final payments to our equipment suppliers on the 30MW line.

The Company commenced commercial production on its 1.5 MW production line in the first quarter 2009. We do not expect that sales revenue from the 1.5 MW production line will be sufficient to support operations and cash requirements, and it is unlikely that sales revenue will support operating cash requirements unless we achieve actual production capacity of at least 30 MW per year. Our original equipment delivery schedule called for installation of all of the 30 MW production equipment during 2009. Due to the recent financial crisis affecting the financial markets, our ability to obtain credit or to raise additional capital has become increasingly difficult. In order to preserve cash, we have extended the equipment delivery schedule related to the first 30MW of annual rated production capacity to 2010. We now expect to begin production using equipment with an annual rated production capacity of approximately 15 MW in early 2010, and full 30 MW of annual rated production capacity by the end of 2010.

The Company expects its current cash balance to be sufficient to cover its operational expenditures through 2009 based on currently known factors, although it expects that it will need to raise additional capital prior to early 2010 to complete its expansion plans.

NOTE 4. FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provided a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The Company adopted this statement for financial assets and financial liabilities and nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value on a recurring basis as of January 1, 2008. The Company adopted this statement for nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value on a nonrecurring basis as of January 1, 2009. The effect of the adoption of this statement was not material, resulting only in additional disclosures. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis and its classification on the balance sheet as of March 31, 2009:

	Level 1	Level 2	Level 3	Total	Cash Equivalents	Investments
Financial Assets:
U.S. government securities	$—	$34,874,916	$—	$34,874,916	$—	$34,874,916
Money market funds	22,103,325	—	—	22,103,325	22,103,325	—
Corporate securities	—	4,728,471	—	4,728,471		4,728,471
Municipal bonds	—	—	—	—	—	—
	$22,103,325	$39,603,387	$—	$61,706,712	$22,103,325	$39,603,387
Financial Liabilities:
Derivative liability	$—	$612,212	$—	$612,212

NOTE 5. INVESTMENTS

The Company accounts for investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Securities held by the Company as of March 31, 2009 are classified as available-for-sale and consisted of U.S. government securities, corporate securities, and municipal bonds. Such investments are carried at fair value, based on quoted market prices with the unrealized holding gains and losses reported as Accumulated other comprehensive income in the stockholders’ equity section of the balance sheet. Realized gains and losses on sales of securities are computed using the specific identification method. The Company evaluates declines in market value for potential impairment. If the decline results in a value below cost and is determined to be other than temporary, the investment is written down to its impaired value and a new cost basis is established. A summary of available-for-sale securities as of March 31, 2009 is as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$34,748,883	$180,836	$(54,803)	$34,874,916
Corporate securities	4,728,448	13,397	(13,374)	4,728,471
Municipal bonds	—	—	—	—
Total	$39,477,331	$194,233	$(68,177)	$39,603,387

Contractual maturities of our available-for-sale investments as of March 31, 2009 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
One year or less	$35,041,632	$141,661	$(68,177)	$35,115,116
One year to two years	4,435,699	52,572	—	4,488,271
Total	$39,477,331	$194,233	$(68,177)	$39,603,387

We typically invest in highly-rated securities with low probabilities of default. Our investment policy specifies minimum investment grade criteria, types of acceptable investments, concentration limitations and duration.

NOTE 6. ACCOUNTS RECEIVABLE

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

The following table summarizes components of accounts receivable related to R&D contracts:

	As of March 31,	As of December 31,
	2009	2008
Billed receivables	$398,126	$273,995
Unbilled receivables	11,026	62,241
Total	$409,152	$336,236

Unbilled receivables represent costs incurred but not yet billed, including retainage amounts by the government on contracts that have not been closed out at the end of the period.

Provisional Indirect Cost Rates—During 2007, 2008 and 2009, the Company billed the government under cost-based R&D contracts at provisional billing rates which permit the recovery of indirect costs. These rates are subject to audit on an annual basis by the government agencies’ cognizant audit agency. The cost audit will result in the negotiation and determination of the final indirect cost rates. The Company has not been audited and has not received final rate determinations for the year ended December 31, 2007 or December 31, 2008. The final rates, if different from the actual, may create an additional receivable or liability. In the opinion of management, re-determination of any cost-based contracts will not have a material effect on the Company’s financial position or results of operations.

Contract Status—The Company has authorized but not completed contracts on which work is in process as follows:

	As of March 31,	As of December 31,
	2009	2008
Total contract price of initial contract awards, including exercised options and approved change orders (modifications)	$6,889,991	$6,889,991
Completed to date(1)	(4,777,896)	(4,307,951)
Authorized backlog	$2,112,095	$2,582,040

(1)           Includes work performed by ITN prior to January 1, 2007.

NOTE 7. PROPERTY AND EQUIPMENT

The following table summarizes property and equipment:

	As of March 31,	As of December 31,
	2009	2008
Furniture, fixtures, computer hardware and computer software	$776,780	$715,310
Manufacturing machinery and equipment	12,375,755	12,257,585
Leasehold improvements	789,342	789,342
Net depreciable property, plant and equipment	13,941,877	13,762,237
Building	5,653,685	5,634,060
Building construction in process	10,738,313	9,050,136
Net property, plant and equipment	30,333,875	28,446,433
Less: Accumulated depreciation and amortization	(1,970,359)	(1,521,922)
Property and equipment, net	$28,363,516	$26,924,511

Property and Equipment depreciation and amortization expense for the three months ended March 31, 2009 and 2008 was $448,437 and $264,959, respectively.

NOTE 8. DEPOSITS ON MANUFACTURING EQUIPMENT

As of March 31, 2009, the Company had entered into purchase agreements of approximately $102 million for the acquisition of manufacturing production tools and approximately $7 million for one meter wide manufacturing development tools for the Company’s planned expansion to approximately 30 MW of rated capacity and planned future implementation of one meter wide substrates. As of March 31, 2009, the Company had made or accrued progress payments of approximately $49.4 million on these purchase agreements which are reflected on the Balance Sheet as Deposits on manufacturing equipment. Generally, these purchase agreements have milestone-based deliverables, such as the Company’s acceptance of design requirements and successful installation and commissioning of the equipment.

NOTE 9. DEBT

In January 2006, the Company completed a $1.6 million bridge loan (Bridge Financing) from lenders (Bridge Noteholders) to help meet the Company’s working capital needs. The loans (Bridge Loans) accrued interest at an annual rate of 10% and were due and payable upon the earlier of January 2007 or the completion of Ascent’s public offering of equity securities with gross proceeds of at least $5,000,000 (Qualified Public Offering). In July 2006, with the proceeds from a Qualified Public Offering (i.e., the Company’s initial public offering or IPO), the Company repaid the Bridge Loans including accrued interest.

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

The discount for the commission ($160,000) and the Bridge Rights ($800,000) were amortized into interest expense over the life of the loans. In July 2006 with the repayment of the Bridge Loans, the remaining unamortized balance of the discount for commission and Bridge Rights of $960,000 was recognized as interest expense in the Condensed Statements of Operations.

On February 8, 2008, the Company acquired an approximately 120,000 square foot manufacturing and office facility in Thornton, Colorado, for approximately $5.5 million. The purchase was financed by a promissory note, deed of trust and construction loan agreement with the Colorado Housing and Finance Authority (“CHFA”) (“Construction Loan”), which provided the Company borrowing availability of up to $7.5 million for the building and building improvements. The Company paid approximately $1.3 million in cash and was advanced approximately $4.2 million from CHFA to fund the initial acquisition of the property. The terms of the Construction Loan required payments of interest only at 6.6% on the outstanding balance. On January 29, 2009, the Construction Loan was converted into a permanent loan pursuant to a loan modification agreement between the Company and CHFA (“Permanent Loan”). The Permanent Loan has an interest rate of 6.6% and the principal will be amortized over a period of approximately 19 years and 1 month consistent with a maturity date 20 years after the incurrence of the Construction Loan on February 8, 2008. An additional $75,000 loan commitment fee was paid in 2008 and reflected on the balance sheet in non-current assets. This fee is being amortized into interest expense over the 20 year life of the Construction and the Permanent Loan. As of March 31, 2009, we have expended approximately $9.8 million in building improvements of which $3.4 million was funded by CHFA. As of March 31, 2009, the renovation was substantially complete.  Additional infrastructure costs related to the build-out of two additional structures, electrical upgrade and other utilities have increased our budget for our building improvements since originally projected early in 2008. We will incur a prepayment penalty if the Permanent Loan is prepaid prior to December 31, 2015 equal to the sum of (i) the present value of the total principal and interest payments due under the Note from the prepayment date to December 31, 2015, and (ii) the present value of the remaining principal balance of the Note that would have been due as of December 31, 2015, less the principle amount of the Note outstanding. Further, pursuant to certain negative covenants contained in the deed of trust associated with the permanent loan, until the Permanent Loan is repaid and all of our secured obligations performed in full, we may not, among other things, without CHFA’s prior written consent: create or incur additional indebtedness; merge or consolidate with any other entity; or make loans or advances to our officers, shareholders, directors or employees, which consent will not be unreasonably withheld.

On January 29, 2009, the date of the closing of our Permanent Loan of $7,500,000, our future principal payments were due as follows:

2009	$187,150
2010	217,463
2011	232,257
2012	248,059
2013	264,935
Thereafter	6,350,136
$7,500,000

NOTE 10. DERIVATIVE FINANCIAL INSTRUMENTS

The Company is actively engaged in purchasing manufacturing equipment internationally and is exposed to foreign currency risk. In July 2008 and March 2009, the Company entered into fair value hedges utilizing forward contracts designed to match scheduled contractual payments to equipment suppliers which are denominated in Euros and Yen. The total notional value of the Euro forward contracts was €6.4 million with various contract settlement dates beginning September 15, 2008 through July 31, 2009.  The total notional value of the Yen forward contracts was ¥521.4 million with contract settlement dates of March and April 2009. The Company elected not to use hedge accounting under SFAS 133 and accordingly, the unrealized losses on each forward contract were determined at each balance sheet date based upon current market rates and are reported as Unrealized losses on forward contracts in the Condensed Statement of Operations. Upon settlement of the forward contracts, realized gains or losses are reported in the Condensed Statement of Operations as Realized gains or losses on forward contracts. As of March 31, 2009, the unrealized gain on these forward contracts was $154,191 and the realized loss was $566,373. Although the hedging activity is designed to fix the dollar amount to be expended, the asset purchased is recorded at the spot rate in effect as of the date of the payment to the supplier. The difference between the spot rate and the forward rate has been reported as a loss on forward contract. During the first quarter 2009, forward contracts for delivery of €1,820,560 and ¥393,750,000 were settled and deposited in a bank account for future payments to our equipment suppliers. Period end translation adjustments related to the Euros and Yen on deposit in our bank account are accounted for as realized gains and losses on forward contract transactions. Included in cash and cash equivalents is $2,518,027 related to 1,892,336 Euros and $3,973,660 related to 393,750,000 Yen held as of March 31, 2009. In connection with the forward contracts, the Company has a $2.3 million deposit account with the bank holding the forward contracts which is reflected as restricted cash on the March 31, 2009 balance sheet. Derivative financial instruments are not used for speculative or trading purposes. See Note 4 for information about the fair value measurement of our derivative financial instruments.

NOTE 11. STOCKHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 75,000,000 shares of common stock, $0.0001 par value, and 25,000,000 shares of preferred stock, $0.0001 par value. In November 2005, the Company issued 972,000 shares of common stock at a price of $0.04 per share. The Company has recorded for financial statement purposes the 972,000 shares at a fair value of $1.00 per share. The Condensed Statements of Stockholders’ Equity reflects compensation expense of $933,120 related to the recording of this stock transaction. In January 2006, in consideration of certain asset transfers, licenses and service agreements, the Company issued 1,028,000 shares of common stock to ITN Energy Systems, Inc.

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

The exercise period ended June 22, 2007. During the exercise period, 3,098,382 Class A warrants (94.1% of the total outstanding) were exercised for an equal number of shares of common stock, and the Company received $20,449,321 in proceeds from the warrant exercises. At the end of the exercise period, 192,512 Class A warrants remained outstanding. The Company has set aside funds with its warrant transfer agent to redeem the outstanding warrants for $0.25 per warrant, or a total cost of $48,128. As of March 31, 2009, 9,090 Class A warrants remain unredeemed.

Class B warrants.  The Class B warrants included in the units became exercisable on August 10, 2006. The exercise price of a Class B public warrant is $11.00. The Class B warrants expire on July 10, 2011. The Company does not have the right to redeem the Class B warrants. During the years ended December 31, 2008 and 2007, 98,800 and 11,000 Class B warrants, respectively were exercised resulting in proceeds to the Company of approximately $1,086,800 and $121,000 respectively. As of March 31, 2009, 10,502,583 Class B warrants were outstanding.

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

Representative’s warrants to purchase 150,000 units have been exercised as of December 31, 2007, as have the 150,000 underlying Class A warrants resulting in an issuance of 300,000 shares of common stock and 300,000 Class B warrants for total proceeds to the Company of $1.98 million. During the year ended December 31, 2008 an additional 37,500 units were exercised, as well as 37,500 underlying Class A warrants resulting in an issuance of 75,000 shares of common stock and 75,000 Class B warrants for total proceeds to the Company of $495,000. To the extent that holders of representative’s warrants are entitled to receive Class A warrants upon exercise of the representative’s warrants, those warrants will be immediately subject to call for redemption at $0.25 per warrant. The holders will then have to decide whether to exercise their Class A warrants or hold them for redemption. As of March 31, 2009, 112,500 representative’s warrants remained unexercised.

Private Placement of Securities:  The Company completed a private placement of securities with Norsk Hydro Produksjon AS (Hydro) in March 2007. Hydro is a subsidiary of Norsk Hydro ASA. Hydro purchased 1,600,000 shares of the Company’s common stock (representing 23% of the Company’s outstanding common stock post transaction) for an aggregate purchase price of $9,236,000. The Company recorded $75,807 of costs associated with the private placement as a reduction to Additional paid in capital on the Company’s Balance Sheets. In connection with the private placement, Hydro was granted options to purchase additional shares and warrants.

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

As of March 31, 2009, the Company had 20,973,870 shares of common stock and no shares of preferred stock outstanding.

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

The Stock Option Plan and the Restricted Stock Plan are administered by the Compensation Committee of the Board of Directors, which determines the terms of the options and shares, including the exercise price, expiration date, vesting schedule and number of shares. Equity Compensation awards to executive officers and directors are also subject to approval by the Board of Directors. The term of any incentive stock option granted under the Stock Option Plan may not exceed ten years, or five years for options granted to an optionee owning more than 10% of the Company’s voting stock. The exercise price of an incentive stock option granted under the Option Plan must be equal to or greater than the fair market value of the shares of the Company’s common stock on the date the option is granted. An incentive stock option granted to an optionee owning more than 10% of the Company’s voting stock must have an exercise price equal to or greater than 110% of the fair market value of the Company’s common stock on the date the option is granted. The exercise price of a non-statutory option granted under the Option Plan must be equal to or greater than 85% of the fair market value of the shares of the Company’s common stock on the date the option is granted. According to the terms of the Restricted Stock Plan, no individual may be granted, in any fiscal year, more than 200,000 shares. Vesting of shares of restricted stock granted under the Restricted Stock Plan may occur over a specified period of time or based upon performance metrics announced at the time of grant.

Stock Based Compensation:  The Company accounts for share-based payments under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R)) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, officers, directors and consultants, including employee stock options based on estimated fair values. Stock based compensation expense recognized in the Condensed Statements of Operations for the three months ended March 31, 2009 and 2008 and for the period from inception (October 18, 2005) through March 31, 2009 is based on awards ultimately expected to vest and it has been reduced for estimated forfeitures.

The weighted average estimated fair value of stock options granted for the three months ended March 31, 2009 was $3.49.  There were no stock options granted in the three months ended March 31, 2008. Fair value was calculated using the Black-Scholes Model with the following weighted average assumptions:

	For the Three Months Ended March 31,
	2009	2008
Expected volatility	108.9%	—
Risk free interest rate	1.9%	—
Expected dividends	—	—
Expected life (in years)	6.45	—

For the three months ended March 31, 2009, the Company based its estimate of expected volatility, expected life and expected forfeiture rate on historical company experience.

Stock-based compensation expense is calculated on a straight-line basis over the vesting periods of the related options. In future periods, the compensation expense that the Company records under SFAS 123(R) may differ significantly from what the Company recorded in the current period, as the Company builds company-specific performance history.

As of March 31, 2009, the Company had approximately $1,651,000 of total compensation cost related to non-vested stock option awards not yet recognized and expects to recognize these costs over a weighted average period of approximately 2.2 years. As of March 31, 2009, approximately 1,027,000 shares were expected to vest in the future at a weighted average exercise price of $4.91. As of March 31, 2009, approximately 77,500 shares remained available for future grants under the Option Plan.

In addition to the stock options discussed above, the Company recognized share-based compensation expense related to restricted stock awards and restricted stock units of $118,974 and $0 for the three months ended March 31, 2009 and 2008, respectively.   The weighted average grant date fair value of restricted stock for the three months ended March 31, 2009 and 2008 was $3.76 and $16.51 per share respectively.  Total unrecognized share-based compensation expense from unvested restricted stock awards and restricted stock units as of March 31, 2009 was approximately $593,000 which is expected to be recognized over a weighted average period of approximately 2.1 years.

Total stock-based compensation expense related to both stock options and restricted stock awards and units  is reflected in our Condensed Statements of Operations as follows:

	For the three months ended March 31,
	2009	2008
Stock-based compensation cost included in:
Research and development	$175,643	$90,415
Selling, general and administrative	234,165	80,978
Total stock-based compensation cost	$409,808	$171,393

NOTE 13. RELATED PARTY TRANSACTIONS

Included in General and administrative expenses for the three months ended March 31, 2009 and 2008 are $201,057 and $247,259 respectively, of costs to ITN for facility sublease costs, administrative support expenses and reimbursement of shared expenses.

Included in Research and development expenses for the three months ended March 31, 2009 and 2008 are $594,398 (including $31,312 of fee) and $243,390, respectively, of R&D and manufacturing support activities provided by ITN. Beginning January 1, 2009, all R&D and manufacturing activity provided by ITN included cost plus 7% fee. Related party payables of $365,119 and $263,280 as of March 31, 2009 and December 31, 2008 respectively, represent costs remaining to be paid to ITN for these expenditures and amounts payable to officers and directors for Board of Directors fees and reimbursement of travel expenditures.  Related party receivables of $24,765 and $0 as of March 31, 2009 and December 31, 2008 respectively, represent insurance related costs paid by the Company on behalf of ITN.

Included in Property and equipment and Deposits on manufacturing equipment as of March 31, 2009 is $1,708,956 of costs to ITN for the construction of manufacturing and research and development equipment incurred during the period January 1, 2006 to March 31, 2009.

NOTE 14. COMMITMENTS

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

The Company is also responsible for payment of pass-through expenses such as property taxes, insurance, water and utilities. Rent expense for the three months ended March 31, 2009 and 2008 was $59,265 and $56,973, respectively.

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

NOTE 15. RETIREMENT PLAN

On July 1, 2006, the Company adopted a qualified 401(k) plan (“Plan”) which provides retirement benefits for all of its eligible employees. Under the plan, employees become eligible to participate at the first entry date, provided that they are at least 21 years of age. The participants may elect through salary reduction to contribute up to ceilings established in the Internal Revenue Code and the Plan documents. The Company will match 100% of the first six percent of employee eligible compensation contributions per pay period. In addition, the Company may make discretionary contributions to the Plan as determined by the Board of Directors. Employees are immediately vested in all salary reduction contributions. Rights to benefits provided by the Company’s discretionary and matching contributions vest 100% after the first year of service.

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

Overview

We are a development stage company formed to commercialize flexible PV modules using proprietary technology. For the three months ended March 31, 2009, we generated approximately $516,000 in revenues.  A majority of revenue was from government research and development contracts not from our planned principal operations to commercialize flexible PV modules.  As of March 31, 2009, we had an accumulated deficit of approximately $29.5 million. Under our current business plan, we expect losses to continue through 2009 at which point we plan to commence production on our initial 30 MW manufacturing line that is currently in development. To date, we have financed our operations primarily through public and private equity financings including our recent secondary public offering of 4,370,000 shares of common stock with net proceeds of approximately $56.8 million completed in May 2008, and an additional investment of approximately $15 million by our largest shareholder Norsk Hydro in October 2008. The proceeds from these stock sales are primarily being utilized to fund the equipment purchases for our 30 MW production facility in Thornton, Colorado.

While focused on speed to market, we believe that quality and consistency of product will be paramount to our success in the marketplace. Consequently, our path to commercialization is defined by a highly disciplined, staged progression based upon the achievement of key milestones and supported by over fourteen years of concerted research and development activity by our scientists. Our progression also takes into account market conditions, as well as financing options. In keeping with our philosophy, we completed construction of a 1.5 MW production line in December 2007. In March 2008, we demonstrated initial operating capability (IOC) of our 1.5 MW production line by initiating production trials as an end-to-end integrated process. Early IOC production trials resulted in average thin-film device efficiencies of 9.5% and small area monolithically integrated module efficiencies of over 7%. Recent and ongoing production optimization trials have resulted in thin-film device efficiencies in the 9.5% to 11.5% range and corresponding module efficiencies in the 7.0% to 9.0% range. In the fourth quarter 2008 the U.S. Department of Energy’s National Renewable Energy Laboratory (NREL) independently verified that the modules produced on our 1.5 MW line measured as high as 9.64% in conversion efficiency. The test modules measured six inches wide by one foot long and serve as our building block for both building integrated PV (“BIPV”) and portable power products. During 2008 we focused on testing and qualifying our 1.5 MW production line in anticipation of commencing limited regular production. During the first quarter of 2009, we began regular production of monolithically integrated flexible CIGS modules from our 1.5 MW production line. We expect that process optimization will be an ongoing effort as we continuously strive for improvements in production yield, production throughput, and product efficiency that have a direct bearing on our cost competitiveness in the marketplace.

During 2008, we initiated the critical tasks of internal product testing and product development with customers. In 2009, we continued those tasks further and have commenced prototype development with our BIPV, electronic integrated PV (“EIPV”) and military customers by providing them test samples from our 1.5MW production line. At the same time we expect to complete the internal testing and product certification in the second half of 2009.

The Company’s new manufacturing facility in Thornton, Colorado is in the final stages of completion and will be ready to accommodate installation of the equipment in the second quarter of 2009. Production tooling and equipment for the 30 MW plant began arriving in the first quarter of 2009 and installation is scheduled to be completed in the first half of 2010. We expect to begin production with an annual rated capacity of 15 MW by the middle of 2010, and 30 MW of annual capacity by the end of 2010. We intend to incrementally expand our production capacity to 110 MW or greater by adding more capacity based on manufacturing developments, market conditions and availability of financing.

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

Although we currently plan to expand our production capacity to 110 MW or more by adding more capacity, the actual timing and amount of production capacity for the initial 30 MW and follow on capacity that we install may significantly deviate due to market conditions, availability of financing, timeliness of delivery of production tools, product performance and other factors.

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

Although we currently plan to expand our production capacity in accordance with the timeline above, the actual timing and amount of production capacity that we install may significantly deviate from the above plan due to market conditions, availability of financing, timeliness of delivery of production tools, product performance and other factors. See “Significant Trends, Uncertainties and Challenges” below. We also recognize the importance of developing strategies and plans that may allow for the timely acceleration of our production beyond the current plan in order to meet market demand and the challenges from competitors who are presently expanding their operations.

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

We currently expect the capital expenditures to support the first 30 MW of rated capacity to total approximately $95 million to $100 million for manufacturing equipment and approximately $17 million for the acquisition and renovations of our new manufacturing facility in Thornton, Colorado. We also expect capital expenditures of approximately $8 million for installation, qualification and other associated pre-operating expenses related to the first 30 MW expansion. In addition, we have budgeted approximately $7 million in 2008 and 2009 for the procurement and installation of the one meter wide manufacturing development tools, sources, and sensor control systems. In order to install the next 30 MW and then additional 50 MW of rated capacity, we expect that we will require another approximately $225 million to $235 million for property, plant and equipment and approximately $15 million for installation, qualification and other associated pre-operating expenses. Capital expenditure estimates for our expansion reflect an increase from our previous estimates primarily due to higher costs for equipment infrastructure, as well as higher estimated costs for certain equipment.

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

•                  Our ability to expand production in accordance with our plans set forth above under “Commercialization and Manufacturing Expansion Plan”;

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

Basis of Presentation:  The Company’s activities to date have substantially consisted of raising capital, research and development, and the development of a 1.5 MW production plant and additional 30 MW expansion plant. Revenues to date have been generated from the Company’s governmental research and development (R&D) contracts and have not been significant. The Company’s planned principal operations to commercialize flexible PV modules have not yet commenced. Accordingly, the Company is considered to be in the development stage, as defined in Statement of Financial Accounting Standards No. 7 (SFAS No. 7), “Accounting and Reporting by Development Stage Enterprises.”

Cash Equivalents:  The Company considers all highly liquid debt securities purchased with an original maturity of three months or less to be cash equivalents. The Company maintains cash balances which may exceed federally insured limits. The Company does not believe that this results in significant credit risk.

Investments:  The Company accounts for investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company has classified its investments as “available-for-sale”. Such investments are carried at fair value, based on quoted market prices with the unrealized holding gains and losses reported as Accumulated other comprehensive income (loss) in the stockholders’ equity section of the balance sheet. Realized gains and losses on sales of securities are computed using the specific identification method. The Company evaluates declines in market value for potential impairment. If the decline results in a value below cost and is determined to be other than temporary, the investment is written down to its impaired value and a new cost basis is established.

Fair Value estimates:  The fair value of an asset or liability is the amount at which it could be exchanged or settled in a current transaction between willing parties. The carrying value for cash and cash equivalents, investments, restricted cash, accounts receivable, accounts payable, accrued property and equipment, accrued expenses and other assets and liabilities approximate their fair values due to their short maturities. Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provided a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The Company adopted this statement for financial assets and financial liabilities and nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value on a recurring basis as of January 1, 2008. The Company adopted this statement for nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value on a nonrecurring basis as of January 1, 2009. The effect of the adoption of this statement was not material, resulting only in additional disclosures. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Foreign Currency translation:  Bank account balances related to our forward contracts are translated to U.S. dollars utilizing the period end exchange rate. Gains or losses on foreign currency translations are recorded in other income/loss in the Condensed Statements of Operations.

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

Patents:  At such time as the Company is awarded patents, patent costs are amortized on a straight-line basis over the legal life, or over their estimated useful lives, whichever is shorter. As of March 31, 2009, the Company had $140,524 of net patent costs of which $28,138 represent costs net of amortization incurred for an awarded patent, and the remaining $112,386 represents costs incurred for patent applications filed. Amortization expense for the three months ended March 31, 2009 and 2008 was $1,279.

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

Long-lived assets:  We account for our long-lived, tangible assets and definitive-lived intangible assets in accordance with Statement of Financial Accounting Standards No. (SFAS, 144, Accounting for the Impairment or Disposal of Long-Lived Assets). As a result, we assess long-lived assets classified as “held and used”, including our property, plant and equipment, for impairment whenever long-lived asset may not be recoverable. These events would include significant current period operating or cash flow losses associated with the use of a long-lived asset or group of assets combined with a history of such losses, significant changes in the manner of use of assets and significant negative industry or economic trends. We evaluated our long-lived assets for impairment for the period ending March 31, 2009 and concluded that no valuation allowances were required.

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

Net loss per Common Share:  Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share include no dilution and are computed by dividing income available to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. Common stock equivalents consisting of Class B warrants, IPO warrants (representative warrants), stock options and restricted stock units outstanding as of March 31, 2009 and 2008 of approximately 12.1 million and 11.5 million shares, have been omitted from loss per share because they are anti-dilutive. Basic and diluted loss per share was the same in each of the periods ended March 31, 2009 and 2008.

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

Income Taxes:  Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates as of the date of enactment. Interest and penalties, if applicable would be recorded in operations.

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

Stock Based Compensation:  The Company accounts for share-based payments under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R)) which requires the measurement and recognition of compensation expense for all share- based payment awards made to employees, officers, directors, and consultants, including employee stock options based on estimated fair values. SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s Condensed Statements of Operations. Stock based compensation is based on awards ultimately expected to vest and is reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Reclassifications:  Certain reclassifications have been made to the 2008 financial information to conform to the 2009 presentation. Such reclassifications had no effect on net loss and are primarily related to reclassifying costs between Research and development costs and General and administrative expenses in the Condensed Statements of Operations.

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

Unaudited Information: The accompanying interim financial information as of March 31, 2009 and for the three  months ended March 31, 2009 and  2008 and the period from inception (October 18, 2005) through March 31, 2009 was taken from the Company’s books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of results of normal recurring accruals) that are necessary to properly reflect the financial position of the Company as of March 31, 2009 and the results of operations for the three months ended March 31, 2009 and 2008 and the period from inception (October 18, 2005) through March 31, 2009 so that the financial statements are not misleading.

Recent Accounting Pronouncements: In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which becomes effective upon approval by the SEC. The standard sets forth the sources of accounting principles and provides entities with a framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. It is not expected to change any of our current accounting principles or practices and therefore, is not expected to have a material impact on our financial statements.

Results of Operations

Comparison of the Three Months Ended March 31, 2009 and 2008

Certain reclassifications have been made to the 2008 financial information to conform to the 2009 presentation. Such reclassifications had no effect on net loss and are primarily related to reclassifying costs between R&D costs and G&A expenses in the Statement of Operations. Our activities to date have substantially consisted of raising capital, business and product development, research and development and the development of our 1.5 MW production line and the construction of our 30 MW production line.

Research and Development Revenues.  Our R&D revenues were $516,133 for the three months ended March 31, 2009 compared to $304,898 for the three months ended March 31, 2008 an increase of $211,235. The majority of our R&D revenues during the three months ended March 31, 2009 and 2008 were revenues earned on our government R&D contracts. The increase in 2009 primarily relates to two government contracts awarded in June 2008.

Research and Development.  R&D costs include the costs incurred for pre-production activities on our 1.5 MW line and our planned 30 MW line and costs related to our governmental contracts. R&D costs were $3,195,653 for the three months ended March 31, 2009 compared to $1,824,970 for the three months ended March 31, 2008, an increase of $1,370,683. Costs related to pre-production activities increased $1,251,302. The pre-production cost increases were comprised primarily of costs related to material and equipment production start-up activity of approximately $325,000, depreciation and amortization of approximately $159,000, personnel related costs of approximately $470,000, facility related costs of approximately $212,000, and stock compensation expense of approximately $85,000. Governmental R&D expenditures increased by $119,381 related to the contracts awarded June 2008.

General and Administrative.  G&A expenses were $1,580,878 for the three months ended March 31, 2009 compared to $1,191,152 for the three months ended March 31, 2008, an increase of $389,726. This increase is comprised of costs associated with increased headcount, increased consulting costs, and increased infrastructure costs of approximately $135,000, and an increase in stock compensation expense of approximately $153,000.

Interest Expense.  Interest expense was $83,345 for the three months ended March 31, 2009 compared to $39,514 for the three months ended March 31, 2008, an increase of $43,831. Interest expense relates to our CHFA loan utilized for our 30M production facility expansion in Thornton, Colorado. The increase in Interest expense relates to an increased CHFA loan balance as of March 31,2009 compared to March 31, 2008.

Interest Income.  Interest income was $333,367 for the three months ended March 31, 2009 compared to $352,047 for the three months ended March 31, 2008, a decrease of $18,680. Interest income represents interest on cash and investments. The decrease in Interest income is due to significantly lower interest rates in the three months ended March 31, 2009 compared to the three months ended March 31, 2008 offset by a higher average cash balance for the three months ended March 31, 2009 compared to March 31, 2008.

Realized Loss on Forward Contracts and Unrealized Losses on Forward Contracts.  For the three months ended March 31, 2009, the unrealized gain on forward contracts was $154,191 and the realized loss was $556,373. Although the hedging activity is designed to fix the dollar amount to be expended, the asset purchased is recorded at the spot rate in effect as of the date of the payment to the supplier. The difference between the spot rate and the forward rate has been reported as a loss on forward contract.

Net Loss.  Our Net Loss was $4,412,558 for the three months ended March 31, 2009 compared to a Net Loss of $2,398,691 for the three months ended March 31, 2008, an increase in Net Loss of $2,013,867. The increase in Net Loss can be summarized in variances in significant account activity as follows:

Increase (decrease) of Net Loss For the Three Months Ended March 31, 2009 compared to March 31, 2008
Contract revenues	$(211,235)
Research and development costs
Manufacturing R&D	1,193,559
Government R&D	91,906
Non-cash stock based compensation	85,218
General and administrative expenses
Corporate G&A	236,538
Non-cash stock based compensation	153,188
Interest expense	43,831
Interest income	18,680
Realized Loss on forward contract	556,373
Unrealized Gain on forward contracts	(154,191)
Increase of Net Loss	$2,013,867

Liquidity and Capital Resources

For the three months ended March 31, 2009, our cash used in operations was approximately $3.1 million compared to approximately $1.6 million for the three months ended March 31, 2008. For the three months ended March 31, 2009 approximately $13.1 million had been expended in capital to complete our 1.5 MW production line and facility modifications, initial payments on our 30 MW and one meter wide development and production tools, and acquisition and renovations to the Thornton, Colorado facility for our manufacturing expansion.

As of March 31, 2009, we had approximately $71.2 million in cash, restricted cash and investments. We currently expect the capital expenditures needed to support the first 30 MW of rated capacity will total approximately $95 million to $100 million for production and manufacturing equipment and approximately $17 million for the acquisition of the building and renovations of our 30 MW Thornton facility. We also expect capital expenditures of approximately $8 million for installation, qualification and other associated pre-operating expenses related to the expansion. In addition, we have budgeted approximately $7 million for the procurement and installation of the one meter wide manufacturing development tools, sources, and sensor control systems. We made actual cash payments of approximately $45.7 million for the 30 MW production and manufacturing development tools as of March 31, 2009 and expect to make the remaining payments in 2009 and the first half of 2010. Remaining expenditures to complete the Thornton facility in the second quarter 2009 are estimated to be approximately $2 million.

During the three months ended March 31, 2009, the use of cash for operational expenses averaged approximately $1 million per month and was related to pre-manufacturing activities, research and technology development, business development and general corporate expenses. We expect operational expenses to increase in 2009 as we commence commercial production and increase the size of our workforce. Our average monthly operational expense for three months ended March 31, 2009 of approximately $1 million is net of average monthly R&D revenues from our governmental contracts of approximately $ 0.2 million and average monthly interest income net of interest expense of approximately $ 0.1 million. A significant component of our costs for the three months ended March 31, 2009 related to the ongoing qualification of our 1.5 MW line and continuing corporate costs related to building the required infrastructure to support our 1.5 MW manufacturing operations and expansion plans. We anticipate that our operational expenditures will continue to increase throughout 2009 due to the planned hiring of additional personnel for both our 1.5 MW production line and the installation and qualification of our new 30 MW of rated production capacity in Thornton, Colorado. As of March 31, 2009, we had 64 full-time employees of which 40 were manufacturing personnel. We plan to continue to increase our staff during 2009, principally in the manufacturing area.

We do not expect that our sales revenue from the 1.5 MW production line will be sufficient to support our operations and cash requirements, and it is unlikely that our sales revenue will support our operating cash requirements unless we achieve actual production capacity of at least 30 MW per year. Our original equipment delivery schedule called for installation of all of the 30MW production equipment during 2009. Due to the recent financial crisis affecting the financial markets, our ability to obtain credit or to raise additional capital has become increasingly difficult. In order to preserve cash we have extended the equipment delivery schedule related to the first 30 MW of annual rated production capacity to 2010. We now expect to begin production using equipment with an annual rated production capacity of approximately 15 MW in early 2010, and full 30 MW of annual rated production capacity by the middle of 2010.

On January 9, 2009, we filed a “shelf” Registration Statement on Form S-3 with the Securities and Exchange Commission (“SEC”). The SEC declared the registration statement effective on January 16, 2009. With the shelf registration, we may from time to time sell common stock, preferred stock, warrants or some combination in one or more offerings totaling up to $150 million.

Off Balance Sheet Transactions

As of March 31, 2009, we did not have any off balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

The Company is actively engaged in purchasing manufacturing equipment internationally and is exposed to foreign currency risk. Our objective is to fix the dollar amount of our foreign currency denominated manufacturing equipment purchases at time of order.  Although the hedging activity is designed to fix the dollar amount to be expended, the asset purchased is recorded at the spot rate in effect as of the date of the payment to the supplier. The difference between the spot rate and the forward rate has been reported as a loss on forward contract.

In July 2008 and March 2009, the Company entered into fair value hedges utilizing forward contracts designed to match scheduled contractual payments to equipment suppliers which are denominated in Euros and Yen. The total notional value of the Euro forward contracts was €6.4 million with various contract settlement dates beginning September 15, 2008 through July 31, 2009.  The total notional value of the Yen forward contracts was ¥521.4 million with contract settlement dates of March and April 2009. Derivative financial instruments are not used for speculative or trading purposes.

Although our reporting currency is the U.S. dollar, we may conduct business and incur costs in the local currencies of other countries in which we may operate, make sales and buy materials. As a result, we are subject to currency translation risk. Further, changes in exchange rates between foreign currencies and the U.S. dollar could affect our future net sales and cost of sales and could result in exchange losses.

We cannot accurately predict future exchange rates or the overall impact of future exchange rate fluctuations on our business, results of operations and financial condition.

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our cash equivalents and investment portfolio.  As of March 31, 2009, our cash equivalents consisted of money market funds and investments represented U.S. government securities, and high quality corporate securities.  The primary objective of our investment activities is to preserve principal and provide liquidity on demand, while at the same time maximizing the income we receive from our investments without significantly increasing risk.  The direct risk to us associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a change in interest rates will have a significant impact on our financial position, results of operations or cash flows.

Commodity and Component Risk

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

We are exposed to price risks for the raw materials used in the manufacture of our PV modules.  We depend on a limited number of third-party suppliers for key raw materials, and their failure to perform could cause manufacturing delays and impair our ability to deliver PV modules to customers in the required quality and quantity and at a price that is profitable to us. Our failure to obtain raw materials and components that meet our quality, quantity and cost requirements in a timely manner could interrupt or impair our ability to manufacture our PV modules or increase our manufacturing cost. Most of our key raw materials are either sole-sourced or sourced by a limited number of third-party suppliers. As a result, the failure of any of our suppliers to perform could disrupt our supply chain and impair our operations. In addition, many of our suppliers are small companies that may be unable to supply our increasing demand for raw materials as we implement our planned expansion. We may be unable to identify new suppliers in a timely manner or on commercially reasonable terms. Raw materials from new suppliers may also be less suited for our technology and yield PV modules with lower conversion efficiencies, higher failure rates and higher rates of degradation than PV modules manufactured with the raw materials from our current suppliers.

If delivery of production tools or raw materials are not made on schedule or at all, then we might be unable to carry out our commercialization and manufacturing expansion plans, produce PV modules in the volumes and at the times that we expect or generate sufficient revenue from operations, and our business, results of operations and financial condition could be materially and adversely affected.

Credit Risk

We have certain financial and derivative instruments that potentially subject us to credit risk.  These consist primarily of cash, cash equivalents, restricted cash, investments, and forward foreign exchange contracts.  We are exposed to credit losses in the event of nonperformance by the counter parties to our financial and derivative instruments.  We place cash, cash equivalents, investments and forward foreign exchange contracts with various high-quality financial institutions, and exposure is limited at any one institution.  We continuously evaluate the credit standing of our counter party financial institutions.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (SEC) rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of March 31, 2009. Based on this evaluation, our management concluded that as of March 31, 2009, the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Control over Disclosure and Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

 Item 6.  Exhibits

a.             The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit No.	Description

3.1

Registrant’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form SB-2 filed January 23, 2006 (Reg. No. 333-131216), as amended)

3.2	Registrant’s Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our current report on Form 8-K filed February 17, 2009)

10.1	Loan Modification Agreement with Colorado Housing and Finance Authority (incorporated by reference to Exhibit 10.52 to our Annual Report on Form 10-K filed March 12, 2009)

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit No.	Description
32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

*                                         Filed herewith

ASCENT SOLAR TECHNOLOGIES, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of May, 2009.

ASCENT SOLAR TECHNOLOGIES

By:	/s/ GARY GATCHELL
Gary Gatchell Chief Financial Officer (Principal Finacial Officer and Authorized Signatory)