Form 10-Q
period 2009-06-30
Ascent Solar Technologies, Inc.
filed 2009-08-07
CIK 1350102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Registrant’s telephone number including area code: 720-872-5000

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 20, 2009, there were 21,081,511 shares of our common stock issued and outstanding.

ASCENT SOLAR TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

Quarterly Period Ended June 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	3
	Condensed Balance Sheets—As of June 30, 2009 (Unaudited) and December 31, 2008	3
	Condensed Statements of Operations—For the three and six months ended June 30, 2009 and June 30, 2008 and for the period from inception (October 18, 2005) through June 30, 2009 (Unaudited)	4
	Condensed Statements of Stockholders’ Equity and Comprehensive Income (Loss)—For the period from inception (October 18, 2005) through December 31, 2008 (Audited) and for the six months ended June 30, 2009 (Unaudited)	5
	Condensed Statements of Cash Flows—For the six months ended June 30, 2009 and June 30, 2008 and for the period from inception (October 18, 2005) through June 30, 2009 (Unaudited)	7
	Notes to Condensed Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	29

Item 4.	Submission of Matters to a Vote of Security Holders	29

Item 6.	Exhibits	30

SIGNATURES		31

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

ASCENT SOLAR TECHNOLOGIES, INC.

(A Development Stage Company as Defined by SFAS No. 7)

CONDENSED BALANCE SHEETS

	June 30, 2009 (unaudited)	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$28,460,809	$32,913,304
Restricted cash	2,100,000	2,300,000
Investments	17,956,891	52,136,902
Accounts receivable	249,784	336,236
Related party receivable	26,030	—
Other current assets	461,118	746,687

Total current assets	49,254,632	88,433,129

Property and Equipment:	31,607,720	28,446,433
Less accumulated depreciation and amortization	(2,534,803)	(1,521,922)

	29,072,917	26,924,511

Other Assets
Deposits on manufacturing equipment	65,953,179	38,644,881
Patents, net of amortization of $8,953 and $6,395, respectively	148,319	137,781
Other non-current assets	69,687	71,563

	66,171,185	38,854,225

Total Assets	$144,498,734	$154,211,865

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$259,786	$265,415
Related party payables	343,823	263,280
Accrued expenses	1,115,198	934,433
Accrued property and equipment	3,289,023	5,115,163
Current portion of long-term debt	227,341	187,150
Forward contract liabilities	71,950	766,403

Total current liabilities	5,307,121	7,531,844
Deferred Rent	8,008	12,012
Long-Term Debt	7,205,906	7,049,902
Commitments and Contingencies (Notes 8 & 14)
Stockholders’ Equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.0001 par value, 75,000,000 shares authorized; 21,080,511 and 20,946,382 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	2,108	2,095
Additional paid in capital	165,614,716	164,391,585
Deficit accumulated during the development stage	(34,049,358)	(25,106,641)
Accumulated other comprehensive income	410,233	331,068

Total stockholders’ equity	131,977,699	139,618,107

Total Liabilities and Stockholders’ Equity	$144,498,734	$154,211,865

The accompanying notes are an integral part of these condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

(A Development Stage Company as Defined by SFAS No. 7)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Period from inception (October 18, 2005) through June 30, 2009
	2009	2008	2009	2008
Research and Development Revenues	$262,674	$344,115	$778,806	$649,013	$3,281,209

Costs and Expenses
Research and development	3,363,732	2,282,012	6,559,383	4,106,982	22,260,867
General and administrative	1,623,068	1,221,075	3,203,947	2,412,227	16,747,052

Total Costs and Expenses	4,986,800	3,503,087	9,763,330	6,519,209	39,007,919

Loss from Operations	$(4,724,126)	$(3,158,972)	$(8,984,524)	$(5,870,196)	$(35,726,710)

Other Income/(Expense)
Interest expense	(127,988)	(67,879)	(211,333)	(107,393)	(1,298,625)
Interest income	146,641	547,556	480,007	899,603	4,323,780
Realized gain on investments	59,383	—	59,383	—	27,280
Realized loss on forward contracts	(424,331)	—	(980,703)	—	(1,303,133)
Unrealized gain (loss) on forward contracts	540,262	—	694,453	—	(71,950)

	193,967	479,677	41,807	792,210	1,677,352

Net Loss	$(4,530,159)	$(2,679,295)	$(8,942,717)	$(5,077,986)	$(34,049,358)

Net Loss Per Share (Basic and diluted)	$(0.22)	$(0.16)	$(0.43)	$(0.36)

Weighted Average Common Shares Outstanding (Basic and diluted)	21,025,496	16,308,981	20,993,176	14,058,385

The accompanying notes are an integral part of these condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

(A Development Stage Company as Defined by SFAS No. 7)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

For the Period from inception (October 18, 2005) through December 31, 2008 (Audited) and for the Six Months Ended

June 30, 2009 (Unaudited)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at inception, October 18, 2005	—	—		—	—	—	—	—
Proceeds from sale of common stock (11/05 @ $.04 per share)	972,000	$97	—	$—	$38,783	$—	$—	$38,880
Stock based compensation:
Founders stock	—	—	—	—	933,120	—	—	933,120
Stock options	—	—	—	—	26,004	—	—	26,004
Net loss	—	—	—	—	—	(1,207,234)	—	(1,207,234)

Balance, December 31, 2005	972,000	$97	—	$—	$997,907	$(1,207,234)	$—	$(209,230)
Transfer of assets at historical cost (1/06 @ $0.03 per share)	1,028,000	103	—	—	31,097	—	—	31,200
Proceeds from IPO (7/06 @ $5.50 per unit)	3,000,000	300	—	—	16,499,700	—	—	16,500,000
IPO costs	—	—	—	—	(2,392,071)	—	—	(2,392,071)
Stock issued to bridge loan lenders (7/06 @ $2.75 per share)	290,894	29	—	—	799,971	—	—	800,000
Exercise of stock options (9/06 & 12/06 @ $0.10 per share)	31,200	3	—	—	3,117	—	—	3,120
Stock based compensation—stock options	—	—	—	—	348,943	—	—	348,943
Net loss	—	—	—	—	—	(4,180,912)	—	(4,180,912)

Balance, December 31, 2006	5,322,094	$532	—	$—	$16,288,664	$(5,388,146)	$—	$10,901,050
Exercise of stock options(1/07 - 12/07 @ $.10) (7/07 - 12/07 @ $4.25) (9/07 - 12/07 @ $2.51 - $2.76)	169,963	17	—	—	346,417	—	—	346,434
Conversion of Class A public warrants at $6.60	3,098,382	310	—	—	20,449,011	—	—	20,449,321
Redemption of Class A public warrants at $0.25 per share	—	—	—	—	(48,128)	—	—	(48,128)
Conversion of Class B public warrants at $11.00 per share	11,000	1	—	—	120,999	—	—	121,000
Stock based compensation—stock options	—	—	—	—	1,734,879	—	—	1,734,879
Proceeds from private placement:
Common stock (3/07 @ $5.77 and 8/07 @ $7.198)	2,534,462	254	—	—	15,962,003	—	—	15,962,257
Class B public warrants (8/07 @ $1.91)	—	—			3,754,468	—	—	3,754,468
Private placement costs	—	—	—	—	(75,807)	—	—	(75,807)
Exercise of representative’s warrants (9/07 - 11/07 @ $6.60 per unit)	300,000	30	—	—	1,979,970	—	—	1,980,000
Net loss	—	—	—	—	—	(6,503,419)	—	(6,503,419)

Balance, December 31, 2007	11,435,901	$1,144	—	$—	$60,512,476	$(11,891,565)	$—	$48,622,055

The accompanying notes are an integral part of these condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

(A Development Stage Company as Defined by SFAS No. 7)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Continued)

For the Period from inception (October 18, 2005) through December 31, 2008 (Audited) and for the Six Months Ended

June 30, 2009 (Unaudited)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2007	11,435,901	$1,144	—	$—	$60,512,476	$(11,891,565)	$—	$48,622,055

Exercise of stock options (1/08 - 12/08 @ $0.10, $2.73, $2.90 & $4.25)	133,137	13	—	—	120,520	—	—	120,533
Issuance of Restricted Stock	69,846	7	—	—	(7)	—	—	—
Conversion of Class B public warrants at $11.00 per share	98,800	10	—	—	1,086,790	—	—	1,086,800
Stock based compensation	—	—	—	—	1,881,399	—	—	1,881,399
Proceeds from private placement:
Common stock (3/08 @ $9.262 & 10/08 @ $6.176)	4,763,698	476	—	—	36,647,217	—	—	36,647,693
Class B public warrants (3/08 @ $3.954)	—	—	—	—	6,681,884	—	—	6,681,884
Exercise of representative’s warrants (1/08 @ $6.60 per unit)	75,000	8	—	—	494,992	—	—	495,000
Proceeds from shareholder under Section 16(b)	—	—	—	—	148,109	—	—	148,109
Proceeds from secondary public offering (5/08 @ $14.00)	4,370,000	437	—	—	61,179,563	—	—	61,180,000
Costs of secondary public offering	—	—	—	—	(4,361,358)	—	—	(4,361,358)
Components of comprehensive loss
Net loss	—	—	—	—	—	(13,215,076)	—	(13,215,076)
Unrealized gain on investments	—	—	—	—	—	—	331,068	331,068

Total comprehensive loss	—	—	—	—	—	(13,215,076)	331,068	(12,884,008)

Balance, December 31, 2008	20,946,382	$2,095	—	$—	$164,391,585	$(25,106,641)	$331,068	$139,618,107
Exercise of stock options (1/09 - 6/09 @ $0.10 & $4.25 per share)	97,169	10	—	—	335,482	—	—	335,492
Issuance of Restricted Stock	36,960	3	—	—	(3)	—	—	—
Stock based compensation	—	—	—	—	887,652	—	—	887,652
Components of comprehensive loss
Net loss	—	—	—	—	—	(8,942,717)	—	(8,942,717)
Unrealized loss on investments	—	—	—	—	—	—	(257,514)	(257,514)
Foreign currency translation adjustment	—	—	—	—	—	—	336,679	336,679

Total comprehensive loss	—	—	—	—	—	(8,942,717)	79,165	(8,863,552)

Balance, June 30, 2009	21,080,511	$2,108	—	$—	$165,614,716	$(34,049,358)	$410,233	$131,977,699

The accompanying notes are an integral part of these condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

(A Development Stage Company as Defined by SFAS No. 7)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,		For the Period from inception (October 18, 2005) through
	2009	2008	June 30, 2009
Operating Activities:
Net loss	$(8,942,717)	$(5,077,986)	$(34,049,358)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,017,314	619,955	2,549,068
Stock based compensation	887,652	426,546	5,811,997
Realized loss on forward contracts	980,703	—	1,303,133
Unrealized (gain) loss on forward contracts	(694,453)	—	71,950
Charge off of deferred financing costs to interest expense	—	—	198,565
Charge off of bridge loan discount to interest expense	—	—	800,000
Changes in operating assets and liabilities:
Accounts receivable	86,451	(86,547)	(249,785)
Related party receivables	(26,030)	(677)	(26,030)
Other current assets	285,569	(108,061)	(461,118)
Accounts payable	(5,629)	55,008	259,786
Related party payable	80,543	46,456	343,823
Deferred rent	(4,004)	(4,004)	8,008
Accrued expenses	180,765	69,136	1,115,199

Net cash used in operating activities	(6,153,836)	(4,060,174)	(22,324,762)
Investing Activities:
Purchases of available-for-sale-securities	(97,215,184)	(167,946,487)	(792,888,932)
Maturities and sales of available for-sale securities	131,137,684	128,665,859	775,005,598
Purchase of property and equipment	(5,042,162)	(8,156,651)	(31,305,715)
Deposits on manufacturing equipment	(28,234,267)	(2,762,216)	(64,163,052)
Restricted cash for manufacturing equipment	200,000	—	(2,100,000)
Patent activity costs	(13,096)	(8,954)	(132,315)
Deposit on building	—	—	(100,000)

Net cash used in investing activities	832,975	(50,208,449)	(115,684,416)
Financing Activities:
Proceeds from bridge loan financing	—	—	1,600,000
Repayment of bridge loan financing	—	—	(1,600,000)
Payment of debt financing costs	—	(75,000)	(273,565)
Payment of equity offering costs	—	(4,351,191)	(6,829,237)
Proceeds from debt	229,754	4,136,475	7,666,806
Repayment of debt	(33,559)	—	(233,559)
Proceeds from shareholder under Section 16(b)	—	148,109	148,109
Proceeds from issuance of stock and warrants	335,492	91,251,604	165,702,882
Redemption of Class A warrants	—	—	(48,128)

Net cash provided by financing activities	531,687	91,109,997	166,133,308

Effect of exchange rate changes on cash and cash equivalents	336,679	—	336,679

Net change in cash and cash equivalents	(4,452,495)	36,841,374	28,460,809
Cash and cash equivalents at beginning of period	32,913,304	580,746	—

Cash and cash equivalents at end of period	$28,460,809	$37,422,120	$28,460,809

Supplemental Cash Flow Information:
Cash paid for interest	$164,450	$85,015	$249,693

Cash paid for income taxes	$—	$—	$—

Non-Cash Transactions:
ITN initial contribution of assets for equity	$—	$—	$31,200

The accompanying notes are an integral part of these condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

(A Development Stage Company as Defined by SFAS No. 7)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION

Ascent Solar Technologies, Inc. (Ascent or the Company) was incorporated on October 18, 2005 from the separation by ITN Energy Systems, Inc. (ITN) of its Advanced Photovoltaic Division and all of that division’s key personnel and core technologies. ITN, a private company incorporated in 1994, is an incubator dedicated to the development of thin-film, photovoltaic (PV) battery, fuel cell and nano technologies. Through its work on research and development contracts for private and governmental entities, ITN developed proprietary processing and manufacturing know-how applicable to PV products generally, and to Copper-Indium-Gallium-diSelenide (CIGS) PV products in particular. ITN formed Ascent to commercialize its investment in CIGS PV technologies. In January 2006, in exchange for 1,028,000 shares of common stock of Ascent, ITN assigned to Ascent all ITN’s CIGS PV technologies and trade secrets and granted to Ascent a perpetual, exclusive, royalty-free worldwide license to use ITN’s proprietary process, control and design technologies in the production of CIGS PV modules. Upon receipt of the necessary government approvals in January 2007, ITN assigned government-funded research and development contracts to Ascent and also transferred the key personnel working on the contracts to Ascent. Today, ITN still provides Ascent a variety of administrative and technical services such as facilities management, equipment maintenance and installation, procurement, and technical support services.

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

Foreign Currency translation: Bank account balances related to our forward contracts are translated to U.S. dollars utilizing the period end exchange rate. The foreign currency translation adjustments are reflected as a separate component of accumulated other comprehensive income within stockholders’ equity.

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

Patents: At such time as the Company is awarded patents, patent costs are amortized on a straight-line basis over the legal life, or over their estimated useful lives, whichever is shorter. As of June 30, 2009, the Company had $148,319 of net patent costs of which $26,859 represent costs net of amortization incurred for an awarded patent, and the remaining $121,460 represents costs incurred for patent applications filed. Amortization expense for the three months ended June 30, 2009 and 2008 was $1,279 and for the six months ended June 30, 2009 and 2008 was $2,558.

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

Net loss per Common Share: Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share include no dilution and are computed by dividing income available to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. Common stock equivalents consisting of Class B warrants, IPO warrants (representative warrants), stock options and restricted stock units outstanding as of June 30, 2009 and 2008 of approximately 12.0 million and 11.6 million shares, respectively, have been omitted from loss per share because they are anti-dilutive. Basic and diluted loss per share was the same in each of the periods ended June 30, 2009 and 2008.

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

Comprehensive income (loss): Our comprehensive income (loss) consists of our net income (loss), changes in unrealized gains or losses on available for sale investments and foreign currency translation adjustments, the impact of which has been excluded from net loss. We present our comprehensive income (loss) in the Condensed Statements of Stockholders’ Equity and Comprehensive Income and (Loss). Our accumulated other comprehensive income (loss) is presented as a component of equity in our Condensed Balance Sheets and consists of the cumulative amount of unrealized gains or losses on available-for-sale investments and the cumulative amount of net financial statement translation adjustments that we have incurred since the inception of our business.

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

Unaudited Information: The accompanying interim financial information as of June 30, 2009 and for the six months ended June 30, 2009 and 2008 and the period from inception (October 18, 2005) through June 30, 2009 was taken from the Company’s books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of results of normal recurring accruals) that are necessary to properly reflect the financial position of the Company as of June 30, 2009 and the results of operations for the six months ended June 30, 2009 and 2008 and the period from inception (October 18, 2005) through June 30, 2009 so that the financial statements are not misleading.

Recent Accounting Pronouncements: In May 2009, the FASB issued SFAS 165, Subsequent Events. This standard establishes general standards of accounting for and disclosure of events that occurred after the balance sheet date, but before financial statements are issued or available to be issued. Specifically, this standard codifies in authoritative GAAP standards the subsequent event guidance that was previously located in auditing standards. SFAS 165 is effective for fiscal years and interim periods ended after June 15, 2009, and is applied prospectively. We adopted SFAS 165 in our quarter ended June 30, 2009. The adoption of SFAS 165 did not have a material impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of SFAS 162. This standard designates the FASB Accounting Standards Codification (FASC) as the source of authoritative U.S. GAAP. SFAS 168 is effective for interim or fiscal periods ending after September 15, 2009. We will begin to use the new guidelines and numbering system prescribed by the FASB when referring to GAAP in our quarter ending September 30, 2009.

NOTE 3. LIQUIDITY AND CONTINUED OPERATIONS

As discussed in Note 1, the Company is in the development stage and is currently incurring significant losses from operations. As of June 30, 2009, the Company had $48.5 million in cash, restricted cash and investments of which approximately $23 million we intend to use in 2009 for progress payments to our equipment suppliers for our 30 MW line and $1 million for facility infrastructure for our 30 MW expansion. An additional $24 million is required in 2010 for final payments to our equipment suppliers on the 30MW line.

The Company commenced regular production on its 1.5 MW production line in the first quarter of 2009. We do not expect that sales revenue from the 1.5 MW production line will be sufficient to support operations and cash requirements, and it is unlikely that sales revenue will support operating cash requirements unless we achieve actual production capacity of at least 30 MW per year. Our original equipment delivery schedule called for installation of all of the 30 MW production equipment during 2009. Due to the recent financial crisis affecting the financial markets, our ability to obtain credit or to raise additional capital has become increasingly difficult. In order to preserve cash, we have extended the equipment delivery schedule related to the first 30MW of annual rated production capacity to 2010. We now expect to begin production using equipment with an annual rated production capacity of approximately 15 MW in early 2010, and full 30 MW of annual rated production capacity by the end of 2010.

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

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis and its classification on the balance sheet as of June 30, 2009:

	Level 1	Level 2	Level 3	Total	Cash Equivalents	Investments
Financial Assets:
U.S. government securities	$—	$13,742,544	$—	$13,742,544	$—	$13,742,544
Money market funds	18,885,344	—	—	18,885,344	18,885,344	—
Corporate securities	—	4,214,347	—	4,214,347	—	4,214,347

	$18,885,344	$17,956,891	$—	$36,842,235	$18,885,344	$17,956,891

Financial Liabilities:
Derivative liability	$—	$71,950	$—	$71,950

The fair value of our U.S. government and corporate securities financial assets are noted as an observable input Level 2 as the Company relies on its investment manager to derive the fair value at the end of each month due to the unavailability of quoted prices for these assets.

NOTE 5. INVESTMENTS

The Company accounts for investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Securities held by the Company as of June 30, 2009 are classified as available-for-sale and consisted of U.S. government securities and corporate securities. Such investments are carried at fair value, based on quoted market prices with the unrealized holding gains and losses reported as Accumulated other comprehensive income in the stockholders’ equity section of the balance sheet. Realized gains and losses on sales of securities are computed using the specific identification method. The Company evaluates declines in market value for potential impairment. If the decline results in a value below cost and is determined to be other than temporary, the investment is written down to its impaired value and a new cost basis is established. A summary of available-for-sale securities as of June 30, 2009 is as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$13,690,849	$73,838	$(22,143)	$13,742,544
Corporate securities	4,192,488	22,329	(470)	4,214,347

Total	$17,883,337	$96,167	$(22,613)	$17,956,891

Contractual maturities of our available-for-sale investments as of June 30, 2009 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
One year or less	$17,883,337	$96,167	$(22,613)	$17,956,891

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

The following table summarizes components of accounts receivable related to R&D contracts:

	As of June 30, 2009	As of December 31, 2008
Billed receivables	$199,066	$273,995
Unbilled receivables	11,158	62,241

Total	$210,224	$336,236

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

Contract Status—The Company has authorized but not completed contracts on which work is in process as follows:

	As of June 30, 2009	As of December 31, 2008
Total contract price of initial contract awards, including exercised options and approved change orders (modifications)	$6,889,991	$6,889,991
Completed to date(1)	(5,042,695)	(4,307,951)

Authorized backlog	$1,847,296	$2,582,040

(1)	Includes work performed by ITN prior to January 1, 2007.

NOTE 7. PROPERTY AND EQUIPMENT

The following table summarizes property and equipment:

	As of June 30, 2009	As of December 31, 2008
Furniture, fixtures, computer hardware and computer software	$939,817	$715,310
Manufacturing machinery and equipment	12,709,426	12,257,585
Leasehold improvements	792,317	789,342
Building	5,687,566	5,634,060
Building construction in process	11,478,594	9,050,136

Net property, plant and equipment	31,607,720	28,446,433
Less: Accumulated depreciation and amortization	(2,534,803)	(1,521,922)

Property and equipment, net	$29,072,917	$26,924,511

Property and Equipment depreciation and amortization expense for the three months ended June 30, 2009 and 2008 was $564,444 and $350,875, respectively and for the six months ended June 30, 2009 and 2008 was $1,012,881 and $615,834, respectively.

NOTE 8. DEPOSITS ON MANUFACTURING EQUIPMENT

As of June 30, 2009, the Company had entered into purchase agreements of approximately $102 million for the acquisition of manufacturing production tools and approximately $7 million for one meter wide manufacturing development tools for the Company’s planned expansion to approximately 30 MW of rated capacity and planned future implementation of one meter wide substrates. As of June 30, 2009, the Company had made or accrued progress payments of approximately $66 million on these purchase agreements which are reflected on the Condensed Balance Sheet as Deposits on manufacturing equipment. Generally, these purchase agreements have milestone-based deliverables, such as the Company’s acceptance of design requirements and successful installation and commissioning of the equipment.

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

On February 8, 2008, the Company acquired an approximately 120,000 square foot manufacturing and office facility in Thornton, Colorado, for approximately $5.5 million. The purchase was financed by a promissory note, deed of trust and construction loan agreement (“Construction Loan”) with the Colorado Housing and Finance Authority (“CHFA”), which provided the Company borrowing availability of up to $7.5 million for the building and building improvements. The Company paid approximately $1.3 million in cash and was advanced approximately $4.2 million from CHFA to fund the initial acquisition of the property. The terms of the Construction Loan required payments of interest only at 6.6% on the outstanding balance. On January 29, 2009, the Construction Loan was converted into a permanent loan pursuant to a loan modification agreement between the Company and CHFA (“Permanent Loan”). The Permanent Loan has an interest rate of 6.6% and the principal will be amortized over a period of approximately 19 years and 1 month consistent with a maturity date 20 years after the incurrence of the Construction Loan on February 8, 2008. An additional $75,000 loan commitment fee was paid in 2008 and reflected on the balance sheet in non-current assets. This fee is being amortized into interest expense over the 20 year life of the Construction and the Permanent Loan. As of June 30, 2009, we have expended approximately $12.2 million in building improvements of which $3.4 million was funded by the Permanent Loan. As of June 30, 2009, the renovation was substantially complete. Additional infrastructure costs related to the build-out of two additional structures, electrical upgrade and other utilities have increased our budget for our building improvements since originally projected early in 2008. We will incur a prepayment penalty if the Permanent Loan is prepaid prior to December 31, 2015 equal to the sum of (i) the present value of the total principal and interest payments due under the promissory note from the prepayment date to December 31, 2015, and (ii) the present value of the remaining principal balance of the promissory note that would have been due as of December 31, 2015, less the principal amount of the promissory note outstanding. Further, pursuant to certain negative covenants contained in the deed of trust associated with the Permanent Loan, until the Permanent Loan is repaid and all of our secured obligations performed in full, we may not, among other things, without CHFA’s prior written consent: create or incur additional indebtedness; merge or consolidate with any other entity; or make loans or advances to our officers, shareholders, directors or employees, which consent will not be unreasonably withheld.

On January 29, 2009, the date of the closing of our Permanent Loan of $7,500,000, our future principal payments were due as follows:

2009	$187,150
2010	217,463
2011	232,257
2012	248,059
2013	264,935
Thereafter	6,350,136

$7,500,000

NOTE 10. DERIVATIVE FINANCIAL INSTRUMENTS

The Company is actively engaged in purchasing manufacturing equipment internationally and is exposed to foreign currency risk. In July 2008 and March 2009, the Company entered into fair value hedges utilizing forward contracts designed to match scheduled contractual payments to equipment suppliers which are denominated in Euros and Yen. The total notional value of the Euro forward contracts was €6.4 million with various contract settlement dates beginning September 15, 2008 through July 31, 2009. The total notional value of the Yen forward contracts was ¥521.4 million with contract settlement dates of March and April 2009. The Company elected not to use hedge accounting under SFAS 133 and accordingly, the unrealized gains and losses on each forward contract were determined at each balance sheet date based upon current market rates and are reported as Unrealized gains or losses on forward contracts in the Condensed Statements of Operations. Upon settlement of the forward contracts, realized gains or losses are reported in the Condensed Statements of Operations as Realized gains or losses on forward contracts. As of June 30, 2009, the unrealized gain on these forward contracts was $694,453 and the realized loss was $980,703. Although the hedging activity is designed to fix the dollar amount to be expended, the asset purchased is recorded at the spot rate in effect as of the date of the payment to the supplier. The difference between the spot rate and the forward rate has been reported as a loss on forward contract. During the first and second quarter 2009, forward contracts for delivery of €2,256,448 and ¥427,889,000 were settled and deposited in a bank account for future payments to our equipment suppliers. Period end foreign currency translation adjustments related to the Euros and Yen on deposit in our bank account are reflected in accumulated other comprehensive income (loss) as a component of equity in our Condensed Balance Sheets. Included in cash and cash equivalents is $3,177,919 related to 2,263,153 Euros and $4,489,916 related to 427,889,000 Yen held as of June 30, 2009. In connection with the forward contracts, the Company has a $2 million deposit account with the bank holding the forward contracts which is reflected as restricted cash on the June 30, 2009 balance sheet. Derivative financial instruments are not used for speculative or trading purposes. See Note 4 for information about the fair value measurement of our derivative financial instruments.

NOTE 11. STOCKHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 75,000,000 shares of common stock, $0.0001 par value, and 25,000,000 shares of preferred stock, $0.0001 par value. In November 2005, the Company issued 972,000 shares of common stock at a price of $0.04 per share. The Company has recorded for financial statement purposes the 972,000 shares at a fair value of $1.00 per share. The Condensed Statements of Stockholders’ Equity and Comprehensive Income (Loss) reflects compensation expense of $933,120 related to the recording of this stock transaction. In January 2006, in consideration of certain asset transfers, licenses and service agreements, the Company issued 1,028,000 shares of common stock to ITN Energy Systems, Inc.

Preferred stock, $0.0001 par value per share, may be issued in classes or series. Designations, powers, preferences, rights, qualifications, limitations and restrictions are determined by the Company’s Board of Directors.

Initial Public Offering: On July 10, 2006, the Securities and Exchange Commission (“SEC”) declared effective the Company’s Registration Statement on Form SB-2 (Reg. No. 333-131216), and the Company completed its initial public offering (“IPO”) of 3,000,000 units on July 14, 2006. Each unit consisted of one share of common stock, one redeemable Class A warrant and two non-redeemable Class B warrants. The managing underwriter of the IPO was Paulson Investment Company, Inc. The IPO price was $5.50 per unit. The gross proceeds of the offering were $16,500,000. Ascent’s net proceeds from the offering, after deducting the underwriter’s discount of $1,097,250 and other fees and expenses, aggregated approximately $14,000,000.

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

The exercise period ended June 22, 2007. During the exercise period, 3,098,382 Class A warrants (94.1% of the total outstanding) were exercised for an equal number of shares of common stock, and the Company received $20,449,321 in proceeds from the warrant exercises. At the end of the exercise period, 192,512 Class A warrants remained outstanding. The Company has set aside funds with its warrant transfer agent to redeem the outstanding warrants for $0.25 per warrant, or a total cost of $48,128. As of June 30, 2009, 9,090 Class A warrants remain unredeemed.

Class B warrants. The Class B warrants included in the units became exercisable on August 10, 2006. The exercise price of a Class B public warrant is $11.00. The Class B warrants expire on July 10, 2011. The Company does not have the right to redeem the Class B warrants. During the years ended December 31, 2008 and 2007, 98,800 and 11,000 Class B warrants, respectively were exercised resulting in proceeds to the Company of approximately $1,086,800 and $121,000 respectively. As of June 30, 2009, 10,502,583 Class B warrants were outstanding.

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

Representative’s warrants to purchase 150,000 units have been exercised as of December 31, 2007, as have the 150,000 underlying Class A warrants resulting in an issuance of 300,000 shares of common stock and 300,000 Class B warrants for total proceeds to the Company of $1.98 million. During the year ended December 31, 2008 an additional 37,500 units were exercised, as well as 37,500 underlying Class A warrants resulting in an issuance of 75,000 shares of common stock and 75,000 Class B warrants for total proceeds to the Company of $495,000. To the extent that holders of representative’s warrants are entitled to receive Class A warrants upon exercise of the representative’s warrants, those warrants will be immediately subject to call for redemption at $0.25 per warrant. The holders will then have to decide whether to exercise their Class A warrants or hold them for redemption. As of June 30, 2009, 112,500 representative’s warrants remained unexercised.

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

On October 8, 2008, Hydro acquired an additional 2,421,801 shares of the Company’s common stock. The purchase resulted in a return to Hydro’s ownership of approximately 35% of the Company’s common stock. Gross proceeds to the company from the follow on investment were approximately $15 million, and reflect per share purchase prices equal to the average of the closing bids of each security, as reported by NASDAQ, for the five consecutive trading days preceding exercise. Until June 15, 2009, the second option entitled Hydro to purchase from the Company additional restricted shares of common stock and Class B warrants to maintain ownership of up to 35% of issued and outstanding common stock and Class B warrants.

Other Proceeds: During the six months ended June 30, 2008, the Company received proceeds from a greater than 10% shareholder equal to the profits realized on the sale of the Company’s stock that was purchased and sold within a six month or less time frame. Under Section 16(b) of the Securities and Exchange Act, the profit realized from this transaction by the greater than 10% shareholder must be disgorged to the Company under certain circumstances. The Company has recorded the proceeds received on this transaction of $148,109 as Additional paid in capital and is reflected on the Condensed Statements of Stockholders’ Equity and Comprehensive Income (Loss).

Secondary Public Offering: On May 15, 2008, the SEC declared effective the Company’s Registration Statement on Form S-3 (Reg. No. 333-149740), and the Company completed its secondary public offering of 4,370,000 shares of common stock, which included 570,000 shares issued upon the underwriter’s exercise of their overallotment in full. The offering price of $14.00 per share resulted in proceeds of approximately $61.2 million. After deducting underwriting discounts and commissions and offering expenses of approximately $4.4 million, net proceeds to the Company were approximately $56.8 million. JP Morgan served as the managing underwriter of the secondary public offering.

As of June 30, 2009, the Company had 21,080,511 shares of common stock and no shares of preferred stock outstanding.

NOTE 12. STOCK BASED COMPENSATION

Stock Option Plan: The Company’s 2005 Stock Option Plan, as amended (Stock Option Plan) provides for the grant of incentive or non-statutory stock options to the Company’s employees, directors and consultants. Upon recommendation of the Board of directors, the stockholders approved an increase in the total shares of common stock reserved for issuance under the Stock Option Plan from 1,000,000 to 1,500,000 on July 1, 2008 and from 1,500,000 to 2,500,000 on June 30, 2009.

Restricted Stock Plan: The Board of Directors adopted the Company’s 2008 Restricted Stock Plan, and it was approved by the stockholders on July 1, 2008. The Restricted Stock Plan reserves up to 750,000 shares of our common stock for restricted stock awards and restricted stock units to eligible employees, directors and consultants of the Company.

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

Stock Based Compensation: The Company accounts for share-based payments under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R)) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, officers, directors and consultants, including employee stock options and restricted stock based on estimated fair values. Stock based compensation expense recognized in the Condensed Statements of Operations for the six months ended June 30, 2009 and 2008 and for the period from inception (October 18, 2005) through June 30, 2009 is based on awards ultimately expected to vest and it has been reduced for estimated forfeitures.

The Company recognized share-based compensation expense related to stock option awards of $349,458 and $236,138 for the three months ended June 30, 2009 and 2008 respectively and $640,293 and $407,531 for the six months ended June 30, 2009 and 2008, respectively.

There were no new stock options granted in the six months ended June 30, 2009 and June 30, 2008. Options issued to non-employees are revalued at each balance sheet date and fair value was calculated at June 30, 2009 using the Black-Scholes Model with the following weighted average assumptions:

	For the Three Months Ended June 30,
	2009	2008
Expected volatility	108.5%	83.7%
Risk free interest rate	2.7%	3.45%
Expected dividends	—	—
Expected life (in years)	5.68	6.41

For the three months ended June 30, 2009, the Company based its estimate of expected volatility, expected life and expected forfeiture rate on historical company experience. For the three months ended June 30, 2008, the Company based its estimate of expected volatility on disclosures made by peers, the expected life was calculated using the “simplified” method permitted by Staff Accounting Bulletin (SAB) 107 and forfeitures were estimated based on historical employee retention experience among staff of similar position to those granted options in the plan.

Stock-based compensation expense is calculated on a straight-line basis over the vesting periods of the related options. In future periods, the compensation expense that the Company records under SFAS 123(R) may differ significantly from what the Company recorded in the current period, as the Company builds company-specific performance history.

As of June 30, 2009, the Company had approximately $1,467,000 of total compensation cost related to non-vested stock option awards not yet recognized and expects to recognize these costs over a weighted average period of approximately 2 years. As of June 30, 2009, approximately 950,000 shares were expected to vest in the future at a weighted average exercise price of $5.01. As of June 30, 2009, approximately 1,078,500 shares remained available for future grants under the Option Plan.

In addition to the stock options discussed above, the Company recognized share-based compensation expense related to restricted stock awards and restricted stock units of $247,360 and $19,015 for the six months ended June 30, 2009 and 2008, respectively and $128,386 and $19,015 for the three months ended June 30, 2009 and 2008, respectively. The weighted average grant date fair value of restricted stock for the six months ended June 30, 2009 and 2008 was $7.79 and $16.51 per share respectively. Total unrecognized share-based compensation expense from unvested restricted stock awards and restricted stock units as of June 30, 2009 was approximately $1,258,000 which is expected to be recognized over a weighted average period of approximately 1.4 years.

Total stock-based compensation expense related to both stock options and restricted stock awards and units is reflected in our Condensed Statements of Operations as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Stock-based compensation cost included in:
Research and development	$214,680	$124,570	$390,322	$214,985
Selling, general and administrative	263,164	130,583	497,330	211,561

Total stock-based compensation cost	$477,844	$255,153	$887,652	$426,546

NOTE 13. RELATED PARTY TRANSACTIONS

Included in General and administrative expenses in the Condensed Statements of Operations for the three months ended June 30, 2009 and 2008 are $206,971 and $298,134, respectively, and during the six months ended June 30, 2009 and 2008 are $408,028 and $545,393, respectively, of expenditures to ITN for facility sublease costs and administrative support expenses. Included in Research and development expense for the three months ended June 30, 2009 and 2008 are $374,669 and $345,342, respectively, and during the six months ended June 30, 2009 and 2008 are $969,067 and $588,733, respectively, of expenditures to ITN for supporting research and development and manufacturing activity. Related party payables of $343,823 as of June 30, 2009 and $263,280 as of December 31, 2008 on the Condensed Balance Sheets represent costs remaining to be paid to ITN for these expenditures and amounts payable to officers and directors for reimbursement of travel expenditures.

Included in Property and equipment and Deposits on manufacturing equipment as of June 30, 2009 is $2,188,207 of expenditures to ITN for the construction of manufacturing and research and development equipment and equipment installation for our 30 MW production line incurred during the period January 1, 2006 to June 30, 2009.

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

The Company is also responsible for payment of pass-through expenses such as property taxes, insurance, water and utilities. Rent expense for the three months ended June 30, 2009 and 2008 was $58,761 and $56,973, respectively, and during the six months ended June 30, 2009 and 2008 was $118,025 and $113,946, respectively.

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

NOTE 16. SUBSEQUENT EVENTS

We have evaluated subsequent events through August 7, 2009, the date that these financial statements were issued.

On July 13, 2009, the Company announced the appointment of Farhad Moghadam, Ph.D., as the Company’s President and Chief Executive Officer. The appointment became effective August 3, 2009. In connection with his employment, Dr. Moghadam has executed an executive employment agreement with the Company.

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

Overview

We are a development stage company formed to commercialize flexible PV modules using proprietary technology. For the six months ended June 30, 2009, we generated approximately $779,000 in revenues. A majority of revenue was from government research and development contracts not from our planned principal operations to commercialize flexible PV modules. As of June 30, 2009, we had an accumulated deficit of approximately $34 million. Currently our 30MW plant is being installed and commissioned. Under our current business plan, we expect losses to continue until production reaches our annual rated capacity of 30MW. To date, we have financed our operations primarily through public and private equity financings including our secondary public offering of 4,370,000 shares of common stock with net proceeds of approximately $56.8 million completed in May 2008, and an additional investment of approximately $15 million by our largest shareholder Norsk Hydro in October 2008. The proceeds from these stock sales are primarily being utilized to fund the equipment purchases for our 30 MW production facility in Thornton, Colorado.

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

Department of Energy’s National Renewable Energy Laboratory (NREL) independently verified that modules produced on our 1.5 MW line measured as high as 9.64% in conversion efficiency. The test modules measured six inches wide by one foot long and serve as our building block for both building integrated PV (“BIPV”) and portable power products. During 2008 we focused on testing and qualifying our 1.5 MW production line in anticipation of commencing limited regular production. In the first half of 2009, we began regular production of monolithically integrated flexible CIGS modules from our 1.5 MW production line. In the second quarter 2009 NREL independently verified that modules produced on our 1.5 MW line measured as high as 10.4% in conversion efficiency. Also, during the second quarter 2009, we produced a module five meters long, weighing two kilograms, and that produced 123 watts (under standard test conditions) with an aperture area efficiency of 9.1%. We believe that the five meter long module is the largest monolithically interconnected CIGS module on polyimide ever produced, and possibly the largest CIGS module regardless of construction. We intend to use the five meter length as a baseline for the company’s development of large area, flexible, building integrated photovoltaic (BIPV) products with our strategic BIPV partners. We expect that process optimization will be an ongoing effort as we continuously strive for improvements in production yield, production throughput, and product efficiency that have a direct bearing on our cost competitiveness in the marketplace.

During late 2008, we initiated the critical tasks of internal product testing and product development with customers. In 2009, we continued those tasks further and have commenced prototype development with our BIPV, electronic integrated PV (EIPV) and military customers by providing them test samples from our 1.5 MW production line. At the same time we expect to complete the internal testing and begin product certification by the end of 2009.

Production tooling and equipment for the 30 MW plant began arriving in the first quarter of 2009 and installation began in second quarter 2009. Equipment installation is scheduled to be completed in the first half of 2010. We expect to begin production in 2010 and ramp up to rated 30 MW of annual rated production capacity by the end of 2010. Completing our 30MW expansion as well as expanding our annual rated production capacity to 110 MW or greater will be based on our manufacturing developments, market conditions and availability of financing.

Commercialization and Manufacturing Expansion Plan

We intend to be the first company to manufacture large, flexible, PV modules in commercial quantities that use CIGS on a flexible, plastic substrate. Our manufacturing expansion plan entails the design, installation, qualification, testing and operation of additional production tools to increase our rated production capacity. We intend to incrementally expand our aggregate production capacity to 30 MW by attaining the following milestones within the time frames indicated:

•	Second half of 2009: complete internal testing for certification and begin external product certification with products from our 1.5 MW production line.

•	Fourth quarter of 2009: begin qualification of production tools for the first 15 MW.

•	First half of 2010: begin production and ramp up using the first half of initial 30 MW annual rated production capacity, and complete installation of all 30 MW tools.

•	Second half of 2010: commence ramp up using 30 MW of annual rated production capacity.

Although we currently plan to expand our production capacity in accordance with the timeline above and further plan to expand our production capacity to 110 MW or more, the actual timing and amount of production capacity that we install may significantly deviate from the above plan due to market conditions, availability of financing, timeliness of delivery of production tools, product performance and other factors. See “Significant Trends, Uncertainties and Challenges” below. We also recognize the importance of developing strategies and plans that may allow for the timely acceleration of our production beyond the current plan in order to meet market demand and the challenges from competitors who are presently expanding their operations.

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

Delays in product certifications would significantly affect our ability to continue developing product applications with our customers, delays that extend significantly beyond 2009 likely would impact our ability to develop demand for our PV modules, and would affect our planned sales and results of operations in 2010, when we expect to have commenced production using our planned production tools for approximately 30 MW of rated capacity.

Using our 1.5 MW production line as a model, we have consummated the fixed price delivery contracts for the majority of the production tools for the 30 MW line. The equipment supplier schedules within the supply agreements provide for the installation of the first half of the production tools by the end of the third quarter of 2009 and the second half of the production tools by the end of the second quarter of 2010. Significant delays in achieving desired production yields, module efficiencies or other performance metrics on the 1.5 MW production line and/or delays in the delivery, installation and qualification of the 30 MW production tools may impact our real and projected product sales in 2010.

We have initiated engineering and development of the one meter wide production tools to support future expansion of rated capacity. Successfully transitioning to one meter wide rolls should significantly increase our throughput, while reducing the number of manufacturing tools and, hence, the amount of capital expenditures required for equipment and facilities. We also believe that our production costs can be reduced by transitioning to a one meter wide web. Generally speaking, we believe that all other significant process variables, such as speed, thickness and composition, should remain materially unchanged from those used with our one-third meter wide rolls. Based upon discussions with our equipment suppliers, we have identified deposition of the CIGS layer in the one meter wide format as the most challenging aspect of transitioning to one meter wide rolls; consequently, we have initiated the development of one meter wide prototype CIGS and molybdenum production tools to enable us to begin evaluating and testing one meter wide area deposition sources and process control systems. The one meter CIGS prototype production tool was received in 2009 and the one meter molybdenum production tool is scheduled for delivery in 2010. We plan to conduct six to nine months of testing and evaluation prior to committing the capital to procure the one meter format production tools to support further expansion of rated capacity. Our planned expansion to approximately 110 MW of rated capacity will require additional capital, which we may not be able to obtain on favorable terms, if at all or without dilution to our stockholders.

Capital Equipment Expenditures and Manufacturing Costs

Since our formation in October 2005, most of our cash outlays have gone toward the investment in capital equipment necessary to develop our manufacturing capabilities for producing the commercial products we envision. We expect this trend to continue into the foreseeable future as we expand to approximately 110 MW of rated capacity. We will require additional capital and additional facilities to achieve our manufacturing expansion plans. If we are unable to secure the necessary capital or to manage the disbursement of capital taking into consideration any unforeseen factors, such as cost increases from our equipment suppliers and the potential negative changes in the value of the U.S. dollar against foreign currencies, our ability to expand our manufacturing capacity as planned, as well as our financial performance and results of operations, may be adversely affected.

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

•

Our ability to consummate strategic relationships with key partners, including original equipment manufacturer (OEM) customers, system integrators, and distributors who deal directly with end-users in the BIPV, EIPV, portable power, and government/military solar panel markets;

•	The effect that currency fluctuations may have on our capital equipment purchases, manufacturing costs and the price of our planned PV modules;

•	Changes in the supply and demand for PV modules as well as fluctuations in selling prices for PV modules world wide;

•	Our ability to manage the planned expansion of our manufacturing facilities, operations and personnel; and

•	Our ability and the ability of our distributors, suppliers and customers to manage operations and orders during the global financial crisis

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

Foreign Currency translation: Bank account balances related to our forward contracts are translated to U.S. dollars utilizing the period end exchange rate. The foreign currency translation adjustments are reflected as a separate component of accumulated other comprehensive income within stockholders’ equity.

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

Patents: At such time as the Company is awarded patents, patent costs are amortized on a straight-line basis over the legal life, or over their estimated useful lives, whichever is shorter. As of June 30, 2009, the Company had $148,319 of net patent costs of which $26,859 represent costs net of amortization incurred for an awarded patent, and the remaining $121,460 represents costs incurred for patent applications filed. Amortization expense for the three months ended June 30, 2009 and 2008 was $1,279 and for the six months ended June 30, 2009 and 2008 was $2,558.

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

Net loss per Common Share: Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share include no dilution and are computed by dividing income available to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. Common stock equivalents consisting of Class B warrants, IPO warrants (representative warrants), stock options and restricted stock units outstanding as of June 30, 2009 and 2008 of approximately 12.0 million and 11.6 million shares, respectively, have been omitted from loss per share because they are anti-dilutive. Basic and diluted loss per share was the same in each of the periods ended June 30, 2009 and 2008.

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

Comprehensive income (loss): Our comprehensive income (loss) consists of our net income (loss), changes in unrealized gains or losses on available for sale investments and foreign currency translation adjustments, the impact of which has been excluded from net loss. We present our comprehensive income (loss) in the Condensed Statements of Stockholders’ Equity and Comprehensive Income and (Loss). Our accumulated other comprehensive income (loss) is presented as a component of equity in our Condensed Balance Sheets and consists of the cumulative amount of unrealized gains or losses on available-for-sale investments and the cumulative amount of net financial statement translation adjustments that we have incurred since the inception of our business.

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

Unaudited Information: The accompanying interim financial information as of June 30, 2009 and for the six months ended June 30, 2009 and 2008 and the period from inception (October 18, 2005) through June 30, 2009 was taken from the Company’s books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of results of normal recurring accruals) that are necessary to properly reflect the financial position of the Company as of June 30, 2009 and the results of operations for the six months ended June 30, 2009 and 2008 and the period from inception (October 18, 2005) through June 30, 2009 so that the financial statements are not misleading.

Recent Accounting Pronouncements: In May 2009, the FASB issued SFAS 165, Subsequent Events. This standard establishes general standards of accounting for and disclosure of events that occurred after the balance sheet date, but before financial statements are issued or available to be issued. Specifically, this standard codifies in authoritative GAAP standards the subsequent event guidance that was previously located in auditing standards. SFAS 165 is effective for fiscal years and interim periods ended after June 15, 2009, and is applied prospectively. We adopted SFAS 165 in our quarter ended June 30, 2009. The adoption of SFAS 165 did not have a material impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of SFAS 162. This standard designates the FASB Accounting Standards Codification (FASC) as the source of authoritative U.S. GAAP. SFAS 168 is effective for interim or fiscal periods ending after September 15, 2009. We will begin to use the new guidelines and numbering system prescribed by the FASC when referring to GAAP in our quarter ending September 30, 2009.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2009 and 2008

Certain reclassifications have been made to the 2008 financial information to conform to the 2009 presentation. Such reclassifications had no effect on net loss and are primarily related to reclassifying costs between R&D costs and G&A expenses in the Condensed Statements of Operations. Our activities to date have substantially consisted of raising capital, business and product development, research and development and the development of our 1.5 MW production line and the construction of our 30 MW production line.

Research and Development Revenues. Our R&D revenues were $262,674 for the three months ended June 30, 2009 compared to $344,115 for the three months ended June 30, 2008, a decrease of $81,441. Our R&D revenues were $778,806 for the six months ended June 30, 2009 compared to $649,013 for the six months ended June 30, 2008, an increase of $129,793. The majority of our R&D revenues during the three and six months ended June 30, 2009 and 2008 were revenues earned on our government R&D contracts. The increase for the six months ended June 30, 2009 primarily relates to two government contracts awarded in June 2008. The decrease for the three months ended June 20, 2009 is due to special projects by the research and development team for internal research and development activities therefore not incurring R&D government contract activity as usual for the current period.

Research and Development. R&D costs include the costs incurred for pre-production activities on our 1.5 MW line and our planned 30 MW line and costs related to our governmental contracts. R&D costs were $3,363,732 for the three months ended June 30, 2009 compared to $2,282,012 for the three months ended June 30, 2008, an increase of $1,081,720. Pre-production cost increases were comprised primarily of personnel related costs of approximately $500,000, facility related costs of approximately $300,000, stock compensation expense of approximately $90,000, and contract and consulting services of approximately $128,000. Costs related to material and equipment production start-up activity declined approximately $80,000. Governmental R&D expenditures decreased slightly. R&D costs were $6,559,383 for the six months ended June 30, 2009 compared to $4,106,982 for the six months ended June 30, 2008, an increase of $ 2,452,401, Pre-production cost increases were comprised primarily of personnel related costs of approximately $890,000, contract and consulting services of approximately $587,000, facility related costs of approximately $540,000, and stock compensation expense of approximately $175,000. In addition, depreciation and amortization increased approximately $80,000 and IT and telecom costs increased approximately $61,000. Costs related to material and equipment production start-up activity declined approximately $123,000. Governmental R&D expenditures increased slightly.

General and Administrative. G&A expenses were $1,623,068 for the three months ended June 30, 2009 compared to $1,221,075 for the three months ended June 30, 2008, an increase of $401,993. This increase is comprised of primarily of increased consulting costs of approximately $189,000, costs associated with increased headcount of approximately $108,000, an increase in stock compensation expense of approximately $133,000, and an increase in depreciation and amortization of approximately $59,000. These increases were partially offset by decreases in public company costs of approximately $65,000. G&A expenses were $3,203,947 for the six months ended June 30, 2009 compared to $2,412,227 for the six months ended June 30, 2008, an increase of $791,720. This increase is comprised of primarily of increased consulting costs of approximately $357,000, costs associated with increased headcount of approximately $288,000, an increase in stock compensation expense of approximately $286,000, and an increase in depreciation and amortization of approximately $90,000. These increases were partially offset by decreases in public company costs of approximately $119,000 and a decrease in legal fees of approximately $68,000.

Interest Expense. Interest expense was $127,988 for the three months ended June 30, 2009 compared to $67,879 for the three months ended June 30, 2008, an increase of $60,109. Interest expense relates to our CHFA loan utilized for our 30 MW production facility expansion in Thornton, Colorado. Interest expense was $211,333 for the six months ended June 30, 2009 compared to $107,393 for the six months ended June 30, 2008, an increase of $103,940. The increase in Interest expense for these periods relates to an increased CHFA loan balance.

Interest Income. Interest income was $146,641 for the three months ended June 30, 2009 compared to $547,556 for the three months ended June 30, 2008, a decrease of $400,915. Interest income represents interest on cash and investments. Interest income was $480,007 for the six months ended June 30, 2009 compared to $899,603 for the six months ended June 30, 2008, a decrease of

$419,596. The decrease in interest income for these periods is due to significantly lower interest rates in 2009 as compared to 2008 as well as a lower average cash balance, particularly in the second quarter 2009 as compared with second quarter 2008.

Realized Gain on Investments. Realized gain on investments was $59,383 for the three and six months ended June 30, 2009 compared to $0 for the three and six months ended June 30, 2008, an increase of $59,383. Realized gain on investments represents gains from U.S. government securities maturing in the current period.

Realized Loss on Forward Contracts and Unrealized Gain (Loss) on Forward Contracts. For the three months ended June 30, 2009, the unrealized gain on forward contracts was $540,262 and the realized loss was $424,331. For the six months ended June 30, 2009, the unrealized gain on forward contracts was $694,453 and the realized loss was $980,703. Although the hedging activity is designed to fix the dollar amount to be expended, the asset purchased is recorded at the foreign currency spot rate in effect as of the date of the payment to the supplier. The difference between the foreign currency spot rate on the date the forward contract closes and the forward rate in the contract has been reported as a loss on forward contract. The unrealized gain on forward contracts represents the difference between the forward contract rate and the foreign currency spot rate at the current balance sheet date.

Net Loss. Our Net Loss was $4,530,159 for the three months ended June 30, 2009 compared to a Net Loss of $2,679,295 for the three months ended June 30, 2008, an increase in Net Loss of $1,850,864. Net Loss was $8,942,717 for the six months ended June 30, 2009 compared to a Net Loss of $5,077,986 for the six months ended June 30, 2008, an increase of $3,864,731. The increase in Net Loss can be summarized in variances in significant account activity as follows:

	Increase (decrease) of Net Loss For the Three Months Ended June 30, 2009 compared to June 30, 2008	Increase (decrease) of Net Loss For the Six Months Ended June 30, 2009 compared to June 30, 2008
Contract revenues	$81,441	$(129,793)
Research and development costs
Manufacturing R&D	1,037,266	2,203,340
Government R&D	(45,656)	73,723
Non-cash stock based compensation	90,110	175,338
General and administrative expenses
Corporate G&A	269,412	505,951
Non-cash stock based compensation	132,581	285,769
Interest expense	60,109	103,940
Interest income	400,915	419,596
Realized Loss on forward contract	424,331	980,703
Unrealized Gain on forward contracts	(540,262)	(694,453)
Realized Gain on Investments	(59,383)	(59,383)

Increase of Net Loss	$1,850,864	$3,864,731

Liquidity and Capital Resources

For the six months ended June 30, 2009, our cash used in operations was approximately $6.2 million compared to approximately $4.1 million for the three months ended June 30, 2008. For the six months ended June 30, 2009 approximately $33.3 million had been expended in capital to complete our 1.5 MW production line and facility modifications, payments on our 30 MW and one meter wide development and production tools, and acquisition and renovations to the Thornton, Colorado facility for our manufacturing expansion.

As of June 30, 2009, we had approximately $48.5 million in cash, restricted cash and investments. We currently expect the capital expenditures needed to support the first 30 MW of rated capacity will total approximately $95 million to $100 million for production and manufacturing equipment and approximately $17 million for the acquisition of the building and renovations of our 30 MW Thornton facility. We also expect capital expenditures of approximately $8 million for installation, qualification and other associated pre-operating expenses related to the expansion. In addition, we have budgeted approximately $7 million for the procurement and installation of the one meter wide manufacturing development tools, sources, and sensor control systems. As of June 30, 20098, we have made actual cash payments of approximately $64.2 million for our 30 MW production and manufacturing development tools, including installation costs and expect to make the remaining payments in 2009 and the first half of 2010.

During the six months ended June 30, 2009, the use of cash for operational expenses averaged approximately $1 million per month and was related to pre-manufacturing activities, research and technology development, business development and general corporate expenses. We expect operational expenses to increase through 2009 as we commence commercial production and increase the size of our workforce. Our average monthly operational expense for six months ended June 30, 2009 of approximately $1 million is net of average monthly R&D revenues from our governmental contracts of approximately $0.1 million. A significant component of our costs for the six months ended June 30, 2009 related to the ongoing qualification of our 1.5 MW line and continuing corporate costs related to building the required infrastructure to support our 1.5 MW manufacturing operations and expansion plans. We anticipate that our operational expenditures will continue to increase throughout 2009 due to the planned hiring of additional personnel for both our 1.5 MW production line and the installation and qualification of our new 30 MW of rated production capacity in Thornton, Colorado. As of June 30, 2009, we had 77 full-time employees of which 51 were manufacturing personnel. We plan to continue to increase our staff during 2009, principally in the manufacturing area.

We do not expect that our sales revenue from the 1.5 MW production line will be sufficient to support our operations and cash requirements, and it is unlikely that our sales revenue will support our operating cash requirements unless we achieve actual production capacity of at least 30 MW per year. Our original equipment delivery schedule called for installation of all of the 30MW production equipment during 2009. Due to the recent financial crisis affecting the financial markets, our ability to obtain credit or to raise additional capital has become increasingly difficult. In order to preserve cash we have extended the equipment delivery schedule related to the first 30 MW of annual rated production capacity to 2010. We now expect to begin production using equipment with an annual rated production capacity of approximately 15 MW by mid early 2010, and full 30 MW of annual rated production capacity by the end of 2010. The Company expects its current cash balance to be sufficient to cover its operational expenditures through 2009 based on currently known factors, although it expects that it will need to raise additional capital prior to early 2010 to complete its expansion plans. The Company is currently pursuing various avenues to obtain additional capital including the U.S. Department of Energy Loan Guarantee Program and raising money in the equity markets.

On January 9, 2009, we filed a “shelf” Registration Statement on Form S-3 with the SEC. The SEC declared the registration statement effective on January 16, 2009. With the shelf registration, we may from time to time sell common stock, preferred stock, warrants or some combination in one or more offerings totaling up to $150 million.

Contractual Obligations

The following table presents our contractual obligations as of June 30, 2009 which has not changed significantly from December 31, 2008. Our contractual commitments consist of legal commitments requiring us to make fixed or determinable cash payments, regardless of contractual requirements with the vendor to provide future goods or services. We purchase raw materials, services and manufacturing equipment from a variety of vendors. During the normal course of business, in order to manage manufacturing lead times and help assure adequate supply, we enter into agreements with suppliers that either allow us to procure goods and services when we choose or that establish purchase requirements.

		Payments Due by Year
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
		(In thousands)
Long-term debt obligations (1)	$12,832	$636	$1,387	$1,387	$9,422
Operating lease obligations	342	342	—	—	—
Purchase obligations (2)	45,811	40,142	5,669	—	—

Total	$58,985	$41,120	$7,056	$1,387	$9,422

(1)	Includes estimated cash interest to be paid over the remaining terms of the debt.

(2)	Purchase obligations are agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed minimum, or variable price provision and the approximate timing of transactions.

Off Balance Sheet Transactions

As of June 30, 2009, we did not have any off balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our cash equivalents and investment portfolio. As of June 30, 2009, our cash equivalents consisted of money market funds and investments represented U.S. government securities, and high quality corporate securities. The primary objective of our investment activities is to preserve principal and provide liquidity on demand, while at the same time maximizing the income we receive from our investments without significantly increasing risk. The direct risk to us associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a change in interest rates will have a significant impact on our financial position, results of operations or cash flows.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (SEC) rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of June 30, 2009. Based on this evaluation, our management concluded that as of June 30, 2009, the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Control over Disclosure and Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

At an annual meeting of the Company’s stockholders on June 30, 2009, the stockholders selected Dr. Amit Kumar, Richard Swanson and Ron Eller to serve until the 2012 Annual Meeting of Stockholders, and elected Richard Erskine to serve until the 2011 Annual Meeting of Stockholders. The Company’s Stockholders also approved the amendment and restatement of the Company’s 2005 stock option plan. Approximately 81.1% of outstanding votable shares were represented in person or by proxy at the meeting. The voting results for each matter were as follows:

Proposal #1	Election of Three Class 1 Directors

Director	For	Withheld
Dr. Amit Kumar	16,310,802	711,226
Richard Swanson	16,407,094	614,934
Ron Eller	16,628,731	393,297

Proposal #1	Election of One Class 3 Director

Director	For	Withheld
Richard Erskine	16,606,414	415,614

Proposal #2	To approve an amendment and restatement of the Company’s 2005 Stock Option Plan that increases the number of shares authorized for issuance under that plan by 1,000,000 shares.

For	Against	Abstain	Non Votes
9,395,765	1,634,967	33,134	5,985,162

Item 6. Exhibits

a.	The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit No.	Description

3.1	Registrant’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form SB-2 filed January 23, 2006 (Reg. No. 333-131216), as amended)

3.2	Registrant’s Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our current report on Form 8-K filed February 17, 2009)

10.1	Amended and Restated Executive Employment Agreement with Farhad Moghadam*

10.2	Employment Agreement with Prem Nath (incorporated by reference to Exhibit 99.1 to our current report on Form 8-K filed July 22, 2009)

10.3	Restricted Stock Unit Agreement with Farhad Moghadam*

10.4	Stock Option Agreement with Farhad Moghadam*

10.5	Inducement Award Agreement with Farhad Moghadam*

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

ASCENT SOLAR TECHNOLOGIES, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of August, 2009.

ASCENT SOLAR TECHNOLOGIES

By:	/s/ GARY GATCHELL
Gary Gatchell Chief Financial Officer (Principal Financial Officer and Authorized Signatory)