Form 10-Q/A
period 2009-03-31
Ascent Solar Technologies, Inc.
filed 2009-08-17
CIK 1350102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

The certifications attached as Exhibits 31.1 and 31.2 to the Form 10-Q for the quarter ended March 31, 2009 (filed May 7, 2009) inadvertently contained erroneous references to an annual report on Form 10-K.  The sole purpose of this amendment is to file corrected certifications.  No other changes have been made to the Form 10-Q.  This Form 10-Q/A speaks as of the original filing date and has not been updated to reflect events occurring subsequent to the original filing date.

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

*                                         Filed herewith

ASCENT SOLAR TECHNOLOGIES, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of August, 2009.

ASCENT SOLAR TECHNOLOGIES, INC.

By:	/s/ GARY GATCHELL
Gary Gatchell Chief Financial Officer (Principal Finacial Officer and Authorized Signatory)