Form 10-Q
period 2009-09-30
Ascent Solar Technologies, Inc.
filed 2009-11-05
CIK 1350102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

As of October 23, 2009, there were 26,558,798 shares of our common stock issued and outstanding.

ASCENT SOLAR TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

Quarterly Period Ended September 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	3

	Condensed Balance Sheets—As of September 30, 2009 (Unaudited) and December 31, 2008	3

	Condensed Statements of Operations—For the three and nine months ended September 30, 2009 and September 30, 2008 and for the period from inception (October 18, 2005) through September 30, 2009 (Unaudited)	4

	Condensed Statements of Stockholders’ Equity and Comprehensive Income (Loss)—For the period from inception (October 18, 2005) through December 31, 2008 (Audited) and for the nine months ended September 30, 2009 (Unaudited)	5

	Condensed Statements of Cash Flows—For the nine months ended September 30, 2009 and September 30, 2008 and for the period from inception (October 18, 2005) through September 30, 2009 (Unaudited)	7

	Notes to Condensed Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	30

Item 6.	Exhibits	30

SIGNATURES		31

EXHIBIT INDEX		32

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

ASCENT SOLAR TECHNOLOGIES, INC.

(A Development Stage Company as Defined by SFAS No. 7)

CONDENSED BALANCE SHEETS

	September 30, 2009 (unaudited)	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$23,214,693	$32,913,304
Restricted cash	100,000	2,300,000
Investments	13,411,572	52,136,902
Accounts receivable	276,676	336,236
Related party receivable	24,780	—
Other current assets	508,774	746,687

Total current assets	37,536,495	88,433,129

Property and Equipment:	32,638,034	28,446,433
Less accumulated depreciation and amortization	(3,161,258)	(1,521,922)

	29,476,776	26,924,511

Other Assets
Deposits on manufacturing equipment	72,709,894	38,644,881
Patents, net of amortization of $10,232 and $6,395, respectively	150,252	137,781
Other non-current assets	228,020	71,563

	73,088,166	38,854,225

Total Assets	$140,101,437	$154,211,865

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$310,492	$265,415
Related party payables	221,684	263,280
Accrued expenses	1,746,993	934,433
Accrued property and equipment	3,019,850	5,115,163
Current portion of long-term debt	213,914	187,150
Forward contract liabilities	—	766,403

Total current liabilities	5,512,933	7,531,844
Deferred Rent	6,006	12,012
Long-Term Debt	7,151,101	7,049,902
Commitments and Contingencies (Notes 8 & 14)
Stockholders’ Equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.0001 par value, 75,000,000 shares authorized; 21,157,261 and 20,946,382 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	2,116	2,095
Additional paid in capital	166,708,092	164,391,585
Deficit accumulated during the development stage	(39,319,215)	(25,106,641)
Accumulated other comprehensive income	40,404	331,068

Total stockholders’ equity	127,431,397	139,618,107

Total Liabilities and Stockholders’ Equity	$140,101,437	$154,211,865

The accompanying notes are an integral part of these condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

(A Development Stage Company as Defined by SFAS No. 7)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Period from inception (October 18, 2005) through September 30,
	2009	2008	2009	2008	2009
Research and Development Revenues	$417,006	$422,487	$1,195,812	$1,071,500	$3,698,215
Costs and Expenses
Research and development	3,859,257	2,843,421	10,418,641	6,950,402	26,120,125
General and administrative	2,519,095	2,049,782	5,723,041	4,462,009	19,266,145

Total Costs and Expenses	6,378,352	4,893,203	16,141,682	11,412,411	45,386,270

Loss from Operations	$(5,961,346)	$(4,470,716)	$(14,945,870)	$(10,340,911)	$(41,688,055)

Other Income/(Expense)
Interest expense	(123,026)	(2,500)	(334,359)	(109,893)	(1,421,652)
Interest income	74,980	687,801	554,987	1,587,404	4,398,760
Realized gain on investments	—	—	59,383	—	27,280
Realized gain (loss) on forward contracts	667,585	(257,760)	(313,118)	(257,760)	(635,548)
Unrealized gain (loss) on forward contracts	71,950	(722,715)	766,403	(722,715)	—

	691,489	(295,174)	733,296	497,036	2,368,840

Net Loss	$(5,269,857)	$(4,765,890)	$(14,212,574)	$(9,843,875)	$(39,319,215)

Net Loss Per Share (Basic and diluted)	$(0.25)	$(0.26)	$(0.68)	$(0.63)

Weighted Average Common Shares Outstanding (Basic and diluted)	21,136,030	18,461,158	21,041,318	15,536,689

The accompanying notes are an integral part of these condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

(A Development Stage Company as Defined by SFAS No. 7)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

For the Period from inception (October 18, 2005) through December 31, 2008 (Audited) and for the Nine Months Ended

September 30, 2009 (Unaudited)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at inception, October 18, 2005	—	—		—	—	—	—	—
Proceeds from sale of common stock (11/05 @ $.04 per share)	972,000	$97	—	$—	$38,783	$—	$—	$38,880
Stock based compensation:
Founders stock	—	—	—	—	933,120	—	—	933,120
Stock options	—	—	—	—	26,004	—	—	26,004
Net loss	—	—	—	—	—	(1,207,234)	—	(1,207,234)

Balance, December 31, 2005	972,000	$97	—	$—	$997,907	$(1,207,234)	$—	$(209,230)
Transfer of assets at historical cost (1/06 @ $0.03 per share)	1,028,000	103	—	—	31,097	—	—	31,200
Proceeds from IPO (7/06 @ $5.50 per unit)	3,000,000	300	—	—	16,499,700	—	—	16,500,000
IPO costs	—	—	—	—	(2,392,071)	—	—	(2,392,071)
Stock issued to bridge loan lenders (7/06 @ $2.75 per share)	290,894	29	—	—	799,971	—	—	800,000
Exercise of stock options (9/06 & 12/06 @ $0.10 per share)	31,200	3	—	—	3,117	—	—	3,120
Stock based compensation	—	—	—	—	348,943	—	—	348,943
Net loss	—	—	—	—	—	(4,180,912)	—	(4,180,912)

Balance, December 31, 2006	5,322,094	$532	—	$—	$16,288,664	$(5,388,146)	$—	$10,901,050
Exercise of stock options(1/07 - 12/07 @ $.10) (7/07 - 12/07 @ $4.25) (9/07 - 12/07 @ $2.51 - $2.76)	169,963	17	—	—	346,417	—	—	346,434
Conversion of Class A public warrants at $6.60	3,098,382	310	—	—	20,449,011	—	—	20,449,321
Redemption of Class A public warrants at $0.25 per share	—	—	—	—	(48,128)	—	—	(48,128)
Conversion of Class B public warrants at $11.00 per share	11,000	1	—	—	120,999	—	—	121,000
Stock based compensation	—	—	—	—	1,734,879	—	—	1,734,879
Proceeds from private placement:
Common stock (3/07 @ $5.77 and 8/07 @ $7.198)	2,534,462	254	—	—	15,962,003	—	—	15,962,257
Class B public warrants (8/07 @ $1.91)	—	—			3,754,468	—	—	3,754,468
Private placement costs	—	—	—	—	(75,807)	—	—	(75,807)
Exercise of representative’s warrants (9/07 - 11/07 @ $6.60 per unit)	300,000	30	—	—	1,979,970	—	—	1,980,000
Net loss	—	—	—	—	—	(6,503,419)	—	(6,503,419)

Balance, December 31, 2007	11,435,901	$1,144	—	$—	$60,512,476	$(11,891,565)	$—	$48,622,055

The accompanying notes are an integral part of these condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

(A Development Stage Company as Defined by SFAS No. 7)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Continued)

For the Period from inception (October 18, 2005) through December 31, 2008 (Audited) and for the Nine Months Ended

September 30, 2009 (Unaudited)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2007	11,435,901	$1,144	—	$—	$60,512,476	$(11,891,565)	$—	$48,622,055

Exercise of stock options (1/08 - 12/08 @ $0.10, $2.73, $2.90 & $4.25)	133,137	13	—	—	120,520	—	—	120,533
Issuance of Restricted Stock	69,846	7	—	—	(7)	—	—	—
Conversion of Class B public warrants at $11.00 per share	98,800	10	—	—	1,086,790	—	—	1,086,800
Stock based compensation	—	—	—	—	1,881,399	—	—	1,881,399
Proceeds from private placement:
Common stock (3/08 @ $9.262 & 10/08 @ $6.176)	4,763,698	476	—	—	36,647,217	—	—	36,647,693
Class B public warrants (3/08 @ $3.954)	—	—	—	—	6,681,884	—	—	6,681,884
Exercise of representative’s warrants (1/08 @ $6.60 per unit)	75,000	8	—	—	494,992	—	—	495,000
Proceeds from shareholder under Section 16(b)	—	—	—	—	148,109	—	—	148,109
Proceeds from secondary public offering (5/08 @ $14.00)	4,370,000	437	—	—	61,179,563	—	—	61,180,000
Costs of secondary public offering	—	—	—	—	(4,361,358)	—	—	(4,361,358)
Components of comprehensive loss
Net loss	—	—	—	—	—	(13,215,076)	—	(13,215,076)
Unrealized gain on investments	—	—	—	—	—	—	331,068	331,068

Total comprehensive loss	—	—	—	—	—	(13,215,076)	331,068	(12,884,008)

Balance, December 31, 2008	20,946,382	$2,095	—	$—	$164,391,585	$(25,106,641)	$331,068	$139,618,107
Exercise of stock options (1/09 - 9/09 @ $0.10, $2.76 & $4.25 per share)	103,919	10	—	—	339,482	—	—	339,492
Issuance of Restricted Stock	106,960	11	—	—	(11)	—	—	—
Stock based compensation	—	—	—	—	1,977,036	—	—	1,977,036
Components of comprehensive loss
Net loss	—	—	—	—	—	(14,212,574)	—	(14,212,574)
Unrealized loss on investments	—	—	—	—	—	—	(290,664)	(290,664)

Total comprehensive loss	—	—	—	—	—	(14,212,574)	(290,664)	(14,503,238)

Balance, September 30, 2009	21,157,261	$2,116	—	$—	$166,708,092	$(39,319,215)	$40,404	$127,431,397

The accompanying notes are an integral part of these condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

(A Development Stage Company as Defined by SFAS No. 7)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,		For the Period from inception (October 18, 2005) through
	2009	2008	September 30, 2009
Operating Activities:
Net loss	$(14,212,574)	$(9,843,875)	$(39,319,215)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,645,986	997,303	3,177,740
Stock based compensation	1,977,036	1,284,226	6,901,381
Realized loss on forward contracts	313,118	257,760	635,548
Unrealized (gain)loss on forward contracts	(766,403)	722,715	—
Charge off of deferred financing costs to interest expense	—	—	198,565
Charge off of bridge loan discount to interest expense	—	—	800,000
Changes in operating assets and liabilities:
Accounts receivable	59,560	(4,386)	(276,676)
Related party receivables	(24,780)	—	(24,780)
Other current assets	237,914	(387,792)	(508,773)
Accounts payable	45,077	29,164	310,492
Related party payable	(41,596)	70,431	221,684
Deferred rent	(6,006)	(6,007)	6,006
Accrued expenses	812,560	765,541	1,746,994

Net cash used in operating activities	(9,960,108)	(6,114,920)	(26,131,034)
Investing Activities:
Purchases of available-for-sale-securities	(99,676,225)	(273,068,887)	(795,349,973)
Maturities and sales of available for-sale securities	138,110,892	266,399,259	781,978,806
Purchase of property and equipment	(6,253,444)	(10,682,200)	(32,516,997)
Deposits on manufacturing equipment	(34,411,602)	(15,076,483)	(70,340,387)
Restricted cash for manufacturing equipment	—	(2,300,000)	(2,300,000)
Release of restricted cash on manufacturing equipment	2,200,000	—	2,200,000
Patent activity costs	(16,308)	(36,844)	(135,527)
Deposit on Building	—	—	(100,000)

Net cash used in investing activities	(46,687)	(34,765,155)	(116,564,078)
Financing Activities:
Proceeds from bridge loan financing	—	—	1,600,000
Repayment of bridge loan financing	—	—	(1,600,000)
Payment of debt financing costs	—	(75,000)	(273,565)
Payment of equity offering costs	(159,270)	(4,361,358)	(6,988,507)
Proceeds from debt	262,948	5,973,369	7,700,000
Repayment of debt	(134,986)	—	(334,986)
Proceeds from shareholder under Section 16(b)	—	148,109	148,109
Proceeds from issuance of stock and warrants	339,492	91,252,454	165,706,882
Redemption of Class A warrants	—	—	(48,128)

Net cash provided by financing activities	308,184	92,937,574	165,909,805

Net change in cash and cash equivalents	(9,698,611)	52,057,499	23,214,693
Cash and cash equivalents at beginning of period	32,913,304	580,746	—

Cash and cash equivalents at end of period	$23,214,693	$52,638,245	$23,214,693

Supplemental Cash Flow Information:
Cash paid for interest	$327,422	$165,256	$412,664

Cash paid for income taxes	$—	$—	$—

Non-Cash Transactions:
ITN initial contribution of assets for equity	$—	$—	$31,200

The accompanying notes are an integral part of these condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

(A Development Stage Company as Defined by SFAS No. 7)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION

Ascent Solar Technologies, Inc. (Ascent or the Company) was incorporated on October 18, 2005 from the separation by ITN Energy Systems, Inc. (ITN) of its Advanced Photovoltaic Division and all of that division’s key personnel and core technologies. ITN, a private company incorporated in 1994, is an incubator dedicated to the development of thin-film, photovoltaic (PV) battery, fuel cell and nano technologies. Through its work on research and development contracts for private and governmental entities, ITN developed proprietary processing and manufacturing know-how applicable to PV products generally, and to Copper-Indium-Gallium-diSelenide (CIGS) PV products in particular. ITN formed Ascent to commercialize its investment in CIGS PV technologies. In January 2006, in exchange for 1,028,000 shares of common stock of Ascent, ITN assigned to Ascent all of ITN’s CIGS PV technologies and trade secrets and granted to Ascent a perpetual, exclusive, royalty-free worldwide license to use ITN’s proprietary process, control and design technologies in the production of CIGS PV modules. Upon receipt of the necessary government approvals in January 2007, ITN assigned government-funded research and development contracts to Ascent and also transferred key personnel working on the contracts to Ascent. Today, ITN continues to provide Ascent a variety of administrative and technical services such as equipment maintenance and installation, procurement, and technical support services.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The Company’s activities to date have substantially consisted of raising capital, research and development, establishment of our FAB1 (1.5 MW) production plant and the development of our FAB2 (30 MW) expansion plant. Revenues to date have been generated from the Company’s governmental research and development (R&D) contracts and have not been significant. The Company’s planned principal operations to commercialize flexible PV modules have not yet commenced. Accordingly, the Company is considered to be in the development stage and has presented its financial statements in accordance with the accounting guidance for development stage companies that consists of additional disclosure of inception to date activity in our Condensed Statements of Operations, Condensed Statements of Stockholder’s Equity and Comprehensive Income (Loss) and Condensed Statements of Cash Flows.

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

Foreign Currency translation: Bank account balances related to our forward contracts are translated to U.S. dollars utilizing the period end exchange rate. Gains or losses on foreign currency translation adjustments in connection with our forward contracts are recorded within realized gain (loss) on forward contracts in Other Income/expense on the Condensed Statement of Operations.

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

Patents: At such time as the Company is awarded patents, patent costs are amortized on a straight-line basis over the legal life, or over their estimated useful lives, whichever is shorter. As of September 30, 2009, the Company had $150,252 of net patent costs of which $25,580 represent costs net of amortization incurred for an awarded patent, and the remaining $124,672 represents costs incurred for patent applications filed. Amortization expense for the three months ended September 30, 2009 and 2008 was $1,279 and for the nine months ended September 30, 2009 and 2008 was $3,837.

Property and Equipment: Property and equipment are recorded at the original cost to the Company. Assets are being depreciated over estimated useful lives of three to ten years using the straight-line method, commencing when the asset is placed in service. Leasehold improvements are depreciated over the shorter of the remainder of the lease term or the life of the improvements. Upon retirement or disposal, the cost of the asset disposed of and the related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income. Expenditures for repairs and maintenance are expensed as incurred.

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

Long-lived assets: We analyze our long-lived tangible assets (property and equipment) and definitive-lived intangible assets (patents) for impairment by assessing if the asset cost will be recoverable. Events that might cause impairment would include significant current period operating or cash flow losses associated with the use of a long-lived asset or group of assets combined with a history of such losses, significant changes in the manner of use of assets and significant negative industry or economic trends.

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

Net loss per Common Share: Basic earnings per share include no dilution and are computed by dividing income available to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. Common stock equivalents consisting of Class B warrants, IPO warrants (representative warrants), stock options and restricted stock units outstanding as of September 30, 2009 and 2008 of approximately 12.2 million and 11.6 million shares, respectively, have been omitted from loss per share because they are anti-dilutive. Basic and diluted loss per share were the same in each of the periods ended September 30, 2009 and 2008.

Research and Development Costs: Research and development costs are incurred during the process of researching and developing new products and enhancing our manufacturing processes and consist primarily of compensation and related costs for personnel, materials, supplies and equipment depreciation. We expense these costs as incurred until the resulting product has been completed and tested and is ready for commercial manufacturing. We also incur research and development expenses on our federal government research and development contracts and expense as incurred.

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

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years (2005-2008) in these jurisdictions. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded.

Stock Based Compensation: The Company measures and recognizes compensation expense for all share-based payment awards made to employees, officers, directors, and consultants based on estimated fair values. The company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s Condensed Statements of Operations. Stock based compensation is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from those estimates.

For purposes of determining estimated fair value of share-based payment awards on the date of grant the Company uses the Black-Scholes option-pricing model (Black-Scholes Model). The Black-Scholes Model requires the input of highly subjective assumptions. Because the Company’s employee stock options may have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of the Company’s employee stock options. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which result in changes to these assumptions and methodologies, which could materially impact the Company’s fair value determination.

The accounting guidance for stock based compensation may be subject to further interpretation and refinement over time. There are significant differences among option valuation models, and this may result in a lack of comparability with other companies that use different models, methods and assumptions. If factors change and the Company employs different assumptions in the accounting for stock based compensation in future periods, or if the Company decides to use a different valuation model, the compensation expense that the Company records in the future may differ significantly from what it has recorded in the current period and could materially affect its loss from operations, net loss and net loss per share.

Comprehensive income (loss): Our comprehensive income (loss) consists of our net income (loss) and changes in unrealized gains or losses on available-for-sale investments, the impact of which has been excluded from net loss. We present our comprehensive income (loss) in the Condensed Statements of Stockholders’ Equity and Comprehensive Income and (Loss). Our accumulated other comprehensive income (loss) is presented as a component of equity in our Condensed Balance Sheets and consists of the cumulative amount of unrealized gains or losses on available-for-sale investments that we have incurred since the inception of our business.

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

Unaudited Information: The accompanying interim financial information as of September 30, 2009 and for the nine months ended September 30, 2009 and 2008 and the period from inception (October 18, 2005) through September 30, 2009 was taken from the Company’s books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of results of normal recurring accruals) that are necessary to properly reflect the financial position of the Company as of September 30, 2009 and the results of operations for the nine months ended September 30, 2009 and 2008 and the period from inception (October 18, 2005) through September 30, 2009 so that the financial statements are not misleading.

NOTE 3. LIQUIDITY AND CONTINUED OPERATIONS

As discussed in Note 1, the Company is in the development stage and is currently incurring significant losses from operations. As of September 30, 2009, the Company had $36.7 million in cash, restricted cash and investments. In addition to the cash on hand as of September 30, 2009, on October 6, 2009, the Company completed a public offering and a concurrent private placement with its largest shareholder, Norsk Hydro and received approximately $32.9 million in total net proceeds. We intend to use approximately $12.7 million in the fourth quarter of 2009 on progress payments and another $26.7 million in 2010 for final payments to our equipment suppliers on the FAB2 (30 MW) production line.

The Company commenced regular production on its FAB1 (1.5 MW) production line in the first quarter of 2009. We do not expect that sales revenue from the FAB1 (1.5 MW) production line will be sufficient to support operations and cash requirements, and it is unlikely that sales revenue will support operating cash requirements until we achieve actual full production capacity on our FAB2 (30 MW) production line. We expect to begin production on our FAB2 (30 MW) production line using equipment with an annual rated production capacity of approximately 15 MW in the first half of 2010, and full 30 MW of annual rated production capacity by the end of 2010.

The Company expects its current cash balance to be sufficient to cover its planned capital and operational expenditures through 2010 based on currently known factors and limited projected revenues.

NOTE 4. FAIR VALUE MEASUREMENTS

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. A fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

The following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis and its classification on the balance sheet as of September 30, 2009:

	Level 1	Level 2	Level 3	Total
Financial Assets:
U.S. government securities	$—	$10,075,230	$—	$10,075,230
Money market funds	13,699,719	—	—	13,699,719
Corporate securities	—	3,336,342	—	3,336,342

	$13,699,719	$13,411,572	$—	$27,111,291

As of the balance sheet date, the Company held securities issued by U.S. government agencies (AAA/Aaa, if rated) and AA/Aa2 rated corporate notes. Approximately $13.4 million of these securities are classified as Level 2 because the Company does not believe that it is possible to obtain a firm, up-to-date price of such securities from, for an example, a major exchange; and as a result, the Company relies on its brokerage firm and investment manager to report its fair value of such securities at the end of each month.

NOTE 5. INVESTMENTS

Securities held by the Company as of September 30, 2009 are classified as available-for-sale and consisted of U.S. government securities and corporate securities. Such investments are carried at fair value, based on quoted market prices with the unrealized holding gains and losses reported as Accumulated other comprehensive income in the stockholders’ equity section of the balance sheet. Realized gains and losses on sales of securities are computed using the specific identification method. The Company evaluates declines in market value for potential impairment. If the decline results in a value below cost and is determined to be other than temporary, the investment is written down to its impaired value and a new cost basis is established. A summary of available-for-sale securities as of September 30, 2009 is as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$10,051,955	$23,275	$—	$10,075,230
Corporate securities	3,319,213	17,129	—	3,336,342

Total	$13,371,168	$40,404	$—	$13,411,572

Contractual maturities of our available-for-sale investments as of September 30, 2009 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
One year or less	$13,371,168	$40,404	$—	$13,411,572

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

The following table summarizes components of accounts receivable related to R&D contracts:

	As of September 30, 2009	As of December 31, 2008
Billed receivables	$258,377	$273,995
Unbilled receivables	11,211	62,241

Total	$269,588	$336,236

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

Contract Status—The Company has authorized but not completed contracts on which work is in process as follows:

	As of September 30, 2009	As of December 31, 2008
Total contract price of initial contract awards, including exercised options and approved change orders (modifications)	$6,899,991	$6,889,991
Completed to date(1)	(5,431,042)	(4,307,951)

Authorized backlog	$1,468,949	$2,582,040

(1)	Includes work performed by ITN prior to January 1, 2007.

NOTE 7. PROPERTY AND EQUIPMENT

The following table summarizes property and equipment:

	As of September 30, 2009	As of December 31, 2008
Furniture, fixtures, computer hardware and computer software	$993,474	$715,310
Manufacturing machinery and equipment	13,020,638	12,257,585
Leasehold improvements	826,803	789,342
Building	17,797,119	5,634,060
Building construction in process	—	9,050,136

Net property, plant and equipment	32,638,034	28,446,433
Less: Accumulated depreciation and amortization	(3,161,258)	(1,521,922)

Property and equipment, net	$29,476,776	$26,924,511

Property and Equipment depreciation and amortization expense for the three months ended September 30, 2009 and 2008 was $626,455 and $375,131, respectively and for the nine months ended September 30, 2009 and 2008 was $1,639,336 and $990,966, respectively.

NOTE 8. DEPOSITS ON MANUFACTURING EQUIPMENT

As of September 30, 2009, the Company had entered into purchase agreements of approximately $102 million for the acquisition of manufacturing and development equipment for our FAB2 (30 MW) production line. As of September 30, 2009, the Company had made or accrued progress payments of approximately $73 million on these purchase agreements which are reflected on the Condensed Balance Sheet as Deposits on manufacturing equipment. Generally, these purchase agreements have milestone-based deliverables, such as the Company’s acceptance of design requirements and successful installation and commissioning of the equipment.

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

On February 8, 2008, the Company acquired an approximately 120,000 square foot manufacturing and office facility in Thornton, Colorado, for approximately $5.5 million. The purchase was financed by a promissory note, deed of trust and construction loan agreement (Construction Loan) with the Colorado Housing and Finance Authority (CHFA), which provided the Company borrowing availability of up to $7.5 million for the building and building improvements. The Company paid approximately $1.3 million in cash and was advanced approximately $4.2 million from CHFA to fund the initial acquisition of the property. The terms of the Construction Loan required payments of interest only at 6.6% on the outstanding balance. On January 29, 2009, the Construction Loan was converted into a permanent loan pursuant to a loan modification agreement between the Company and CHFA (“Permanent Loan”). The Permanent Loan has an interest rate of 6.6% and the principal will be amortized over a period of approximately 19 years and 1 month consistent with a maturity date 20 years after the incurrence of the Construction Loan on February 8, 2008. An additional $75,000 loan commitment fee was paid in 2008 and reflected on the balance sheet in non-current assets. This fee is being amortized into interest expense over the 20 year life of the Construction and the Permanent Loan. As of September 30, 2009, we have expended approximately $11.7 million in building improvements of which $3.4 million was funded by the Permanent Loan. As of September 30, 2009, the renovation was substantially complete. We will incur a prepayment penalty if the Permanent Loan is prepaid prior to December 31, 2015 equal to the sum of (i) the present value of the total principal and interest payments due under the promissory note from the prepayment date to December 31, 2015, and (ii) the present value of the remaining principal balance of the promissory note that would have been due as of December 31, 2015, less the principal amount of the promissory note outstanding. Further, pursuant to certain negative covenants contained in the deed of trust associated with the Permanent Loan, until the Permanent Loan is repaid and all of our secured obligations performed in full, we may not, among other things, without CHFA’s prior written consent: create or incur additional indebtedness; merge or consolidate with any other entity; or make loans or advances to our officers, shareholders, directors or employees, which consent will not be unreasonably withheld.

On January 29, 2009, the date of the closing of our Permanent Loan of $7,500,000, our future principal payments were due as follows:

2009	$187,150
2010	217,463
2011	232,257
2012	248,059
2013	264,935
Thereafter	6,350,136

$7,500,000

NOTE 10. DERIVATIVE FINANCIAL INSTRUMENTS

The Company is actively engaged in purchasing manufacturing equipment internationally and is exposed to foreign currency risk. In July 2008 and March 2009, the Company entered into fair value hedges utilizing forward contracts designed to match scheduled contractual payments to equipment suppliers which are denominated in Euros and Yen. The total notional value of the Euro forward contracts was €6.4 million with various contract settlement dates beginning September 15, 2008 through July 31, 2009. The total notional value of the Yen forward contracts was ¥521.4 million with contract settlement dates of March and April 2009. The Company elected not to use hedge accounting and accordingly, the unrealized gain and loss on each forward contract was determined at each balance sheet date based upon current market rates and is reported as an Unrealized gain or loss on forward contracts in the Condensed Statements of Operations. Upon settlement of the forward contracts, a realized gain or loss is reported in the Condensed Statements of Operations as a Realized gain or loss on forward contracts. For the nine months ended September 30, 2009, the unrealized gain on forward contracts was $766,403 and the realized loss was $313,118.

Although the hedging activity is designed to fix the dollar amount to be expended, the asset purchased is recorded at the spot rate in effect as of the date of the payment to the supplier. The difference between the spot rate and the forward rate has been reported as a loss on forward contract. During 2009, forward contracts for delivery of €4,800,000 and ¥521,410,000 were settled. Included in cash and cash equivalents is $3,661,264 related to €2,498,738 and $3,173,468 related to ¥284,501,440 held as of September 30, 2009 in our bank account for future payments to our equipment suppliers. Period end foreign currency translation adjustments related to the Euros and Yen on deposit in our bank account are reflected as a Realized gain or (loss) on forward contracts in our Condensed Statements of Operations. In connection with the forward contracts, the Company established a $2.2 million deposit account with the bank holding the forward contracts which is reflected as restricted cash on the December 31, 2008 balance sheet. During the three month period ending September 30, 2009, the forward contracts settled and the restricted cash was released and transferred into our operational cash account. Derivative financial instruments are not used for speculative or trading purposes.

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

Initial Public Offering: On July 10, 2006, the Securities and Exchange Commission (SEC) declared effective the Company’s Registration Statement on Form SB-2 (Reg. No. 333-131216), and the Company completed its initial public offering (IPO) of 3,000,000 units on July 14, 2006. Each unit consisted of one share of common stock, one redeemable Class A warrant and two non-redeemable Class B warrants. The managing underwriter of the IPO was Paulson Investment Company, Inc. The IPO price was $5.50 per unit. The gross proceeds of the offering were $16,500,000. Ascent’s net proceeds from the offering, after deducting the underwriter’s discount of $1,097,250 and other fees and expenses, aggregated approximately $14,000,000.

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

The exercise period ended June 22, 2007. During the exercise period, 3,098,382 Class A warrants (94.1% of the total outstanding) were exercised for an equal number of shares of common stock, and the Company received $20,449,321 in proceeds from the warrant exercises. At the end of the exercise period, 192,512 Class A warrants remained outstanding. The Company has set aside funds with its warrant transfer agent to redeem the outstanding warrants for $0.25 per warrant, or a total cost of $48,128. As of September 30, 2009, 9,090 Class A warrants remain unredeemed.

Class B warrants. The Class B warrants included in the units became exercisable on August 10, 2006. The exercise price of a Class B public warrant is $11.00. The Class B warrants expire on July 10, 2011. The Company does not have the right to redeem the Class B warrants. During the years ended December 31, 2008 and 2007, 98,800 and 11,000 Class B warrants, respectively were exercised resulting in proceeds to the Company of approximately $1,086,800 and $121,000 respectively. As of September 30, 2009, 10,502,583 Class B warrants were outstanding.

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

Representative’s warrants to purchase 150,000 units have been exercised as of December 31, 2007, as have the 150,000 underlying Class A warrants resulting in an issuance of 300,000 shares of common stock and 300,000 Class B warrants for total proceeds to the Company of $1.98 million. During the year ended December 31, 2008 an additional 37,500 units were exercised, as well as 37,500 underlying Class A warrants resulting in an issuance of 75,000 shares of common stock and 75,000 Class B warrants for total proceeds to the Company of $495,000. To the extent that holders of representative’s warrants are entitled to receive Class A warrants upon exercise of the representative’s warrants, those warrants will be immediately subject to call for redemption at $0.25 per warrant. The holders will then have to decide whether to exercise their Class A warrants or hold them for redemption. As of September 30, 2009, 112,500 representative’s warrants remained unexercised.

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

Other Proceeds: During the nine months ended September 30, 2008, the Company received proceeds from a greater than 10% shareholder equal to the profits realized on the sale of the Company’s stock that was purchased and sold within a six month or less time frame. Under Section 16(b) of the Securities and Exchange Act of 1934, the profit realized from this transaction by the greater than 10% shareholder must be disgorged to the Company under certain circumstances. The Company has recorded the proceeds received on this transaction of $148,109 as Additional paid in capital and is reflected on the Condensed Statements of Stockholders’ Equity and Comprehensive Income (Loss).

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

As of September 30, 2009, the Company had 21,157,261 shares of common stock and no shares of preferred stock outstanding.

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

Grants outside Existing Equity Plans: Prior to the adoption of the Restricted Stock Plan, the Board of directors granted 40,000 restricted stock awards in connection with an executive employment agreement. In July 2009, the Board of directors granted an inducement award (as defined in NASDAQ Rule 5635(c) (4) made outside of our existing Stock Option Plan for 200,000 stock options.

Stock Based Compensation: The Company accounts for share-based payments which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, officers, directors and consultants, including employee stock options and restricted stock based on estimated fair values. Stock based compensation expense recognized in the Condensed Statements of Operations for the nine months ended September 30, 2009 and 2008 and for the period from inception (October 18, 2005) through September 30, 2009 is based on awards ultimately expected to vest and it has been reduced for estimated forfeitures.

The weighted average estimated fair value of employee stock options granted for the three months ended September 30, 2009 and 2008 was $6.37 and $4.86 per share, respectively. The Company recognized share-based compensation expense related to stock option awards of $291,787 and $599,362 for the three months ended September 30, 2009 and 2008 respectively and $932,080 and $1,006,893 for the nine months ended September 30, 2009 and 2008, respectively.

Stock options granted in the three months ended September 30, 2009 and September 30, 2008 were valued and options to non-employees were revalued at the current balance sheet date, utilizing the Black-Scholes Model with the following weighted average assumptions:

	For the Three Months Ended September 30,
	2009	2008
Expected volatility	108.5%	103.4%
Risk free interest rate	2.7%	3.13%
Expected dividends	—	—
Expected life (in years)	5.68	5.08

For the three months ended September 30, 2009, the Company based its estimate of expected volatility, expected life and expected forfeiture rate on historical company experience. For the three months ended September 30, 2008, the Company based its estimate of expected volatility on disclosures made by peers, the expected life was calculated using the average life of all grants and forfeitures were estimated based on historical employee retention experience among staff of similar position to those granted options in the plan.

Stock-based compensation expense is calculated on a straight-line basis over the vesting periods of the related options. In future periods, the compensation expense that the Company records may differ significantly from what the Company recorded in the current period, as the Company builds company-specific performance history.

As of September 30, 2009, the Company had approximately $2,658,000 of total compensation cost related to non-vested stock option awards not yet recognized and expects to recognize these costs over a weighted average period of approximately 3.2 years. As of September 30, 2009, approximately 1,156,000 shares were vested or expected to vest in the future at a weighted average exercise price of $5.65. As of September 30, 2009, approximately 1,049,000 shares remained available for future grants under the Option Plan.

In addition to the stock options discussed above, the Company recognized share-based compensation expense related to restricted stock awards and restricted stock units of $1,044,956 and $277,333 for the nine months ended September 30, 2009 and 2008, respectively and $797,596 and $258,318 for the three months ended September 30, 2009 and 2008, respectively. The weighted average grant date fair value of restricted stock for the three months ended September 30, 2009 was $7.29. There were no restricted stock grants for the three months ended September 30, 2008. Total unrecognized share-based compensation expense from unvested restricted stock awards and restricted stock units as of September 30, 2009 was approximately $1,783,000 which is expected to be recognized over a weighted average period of approximately 2.4 years.

Total stock-based compensation expense related to both stock options and restricted stock awards and units is reflected in our Condensed Statements of Operations as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Stock-based compensation cost included in:
Research and development	$203,521	$541,499	$593,844	$531,166
Selling, general and administrative	885,862	316,181	1,383,192	753,060

Total stock-based compensation cost	$1,089,383	$857,680	$1,977,036	$1,284,226

NOTE 13. RELATED PARTY TRANSACTIONS

Included in General and administrative expenses in the Condensed Statements of Operations for the three months ended September 30, 2009 and 2008 are $207,401 and $378,597, respectively, and during the nine months ended September 30, 2009 and 2008 are $615,429 and $923,990, respectively, of expenditures to ITN for facility sublease costs and administrative support expenses. Included in Research and development expense for the three months ended September 30, 2009 and 2008 are $380,916 and $461,598, respectively, and during the nine months ended September 30, 2009 and 2008 are $1,349,983 and $1,050,332, respectively, of expenditures to ITN for supporting research and development and manufacturing activity. Related party payables of $221,684 as of September 30, 2009 and $263,280 as of December 31, 2008 on the Condensed Balance Sheets represent costs remaining to be paid to ITN for these expenditures and amounts payable to officers and directors for reimbursement of travel expenditures.

Included in Property and equipment and Deposits on manufacturing equipment as of September 30, 2009 is $2,365,922 of expenditures to ITN for the construction of manufacturing and research and development equipment and installation labor costs for our FAB1 (1.5 MW) and FAB2 (30 MW) production lines incurred during the period January 1, 2006 to September 30, 2009.

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

The Company is also responsible for payment of pass-through expenses such as property taxes, insurance, water and utilities. Rent expense for the three months ended September 30, 2009 and 2008 was $57,028 and $56,973, respectively, and during the nine months ended September 30, 2009 and 2008 was $175,053 and $171,919, respectively.

Patent License Agreements: In 2006, the Company entered into two non-exclusive patent license agreements. In consideration for the right to license certain inventions, the Company is required to pay annual royalty payments based on net sales of products manufactured using the licensed technology. If there are no net sales of products manufactured using the licensed technology, then a minimum royalty payment is required. The Company has made payments for the annual minimum royalties due under these patent license agreements.

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

NOTE 16. SUBSEQUENT EVENTS

We have evaluated subsequent events through November 5, 2009, the date that these financial statements were issued.

On October 1, 2009, the Company entered into an underwriting agreement (Underwriting Agreement) with Barclays Capital Inc. (Barclays), providing for the sale in a firm commitment offering of 4,615,385 shares of the Company’s common stock at a price to the public of $6.50 per share (Public Offering). The offer and sale of the shares are registered under the Securities Act of 1933, as amended (Securities Act), pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-156665), which became effective with the SEC on January 16, 2009. The offering closed on October 6, 2009 with net proceeds of approximately $27.9 million. In the Underwriting Agreement, the Company agrees to indemnify Barclays against certain liabilities, including liabilities under the Securities Act, or to contribute to payments that Barclays may be required to make because of any of those liabilities.

On September 29, 2009, the Company entered into a securities purchase agreement with Hydro under which the Company agreed to sell, and Hydro agreed to purchase, 769,230 restricted shares of the Company’s common stock for approximately $5.0 million in a private placement exempt from registration under the Securities Act. The restricted shares were sold to Hydro at a per share price equal to the Public Offering price of $6.50. The private placement closed on October 6, 2009 concurrently with the Public Offering, at which time the Company and Hydro executed a Registration Rights Agreement, pursuant to which Hydro will be granted demand and piggy-back registration rights.

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

Overview

We are a development stage company formed to commercialize flexible Photovoltaics (PV) modules using our proprietary technology. For the nine months ended September 30, 2009, we generated approximately $1.2 million in revenues. Substantially all of our revenue was from government research and development contracts. Our planned principal operations are to commercialize flexible CIGS PV modules. As of September 30, 2009, we had an accumulated deficit of approximately $39.3 million. Currently our 30 megawatt (MW) production line (FAB2 (30 MW)) is being installed and commissioned. Under our current business plan, we expect losses to continue until production reaches an annual rated capacity of approximately 30 MW. To date, we have financed our operations primarily through public and private equity financings. On October 6, 2009, the Company completed a public offering of 4,615,385 shares of common stock and a private placement to our largest shareholder, Norsk Hydro Produksjon AS (Hydro), of 769,230 shares. The offering price was $6.50 per share resulting in total net proceeds of approximately $32.9 million. The proceeds from the stock sales are intended to be utilized to fund remaining equipment purchases for FAB2 (30 MW) in Thornton, Colorado, as well as the funding of negative operating cash flows as we ramp up production levels.

While focused on speed to market, we believe that product quality and consistency will be paramount to our success in the marketplace. Consequently, our path to commercialization is defined by a highly disciplined, staged progression based upon the achievement of key milestones and supported by over fourteen years of concerted research and development activity by our engineers. Our progression also takes into account market conditions, as well as financing options. In keeping with our philosophy, we completed construction of a 1.5 MW production line (FAB1) in December 2007. In March 2008, we demonstrated initial operating capability (IOC) of the FAB1 (1.5 MW) production line by initiating production trials as an end-to-end integrated process. In the fourth quarter 2008 the U.S. Department of Energy’s National Renewable Energy Laboratory (NREL) independently verified that modules produced from FAB1 (1.5 MW) measured as high as 9.64% in conversion efficiency. The test modules were six inches wide and twelve inches long and served as our building block for development of both building integrated PV (BIPV) and portable power products. During 2008 we focused on testing and qualifying FAB1 (1.5 MW) in anticipation of commencing limited regular production. In the first quarter of 2009, we began regular production of monolithically integrated flexible CIGS modules (CIGS modules) from FAB1 (1.5 MW). In the second quarter of 2009, NREL independently verified that our CIGS modules produced from FAB1 (1.5 MW) measured as high as 10.4% in conversion efficiency. Also, during the second quarter 2009, we produced a CIGS module five meters long and weighing two kilograms that produced 123 watts (under standard test conditions) with an aperture area efficiency of 9.1%. We believe that the five meter long CIGS module is the largest monolithically interconnected CIGS module on polyimide ever produced, and possibly the largest CIGS module regardless of construction. We intend to use the five meter length module produced from FAB1 (1.5 MW) as a baseline for the company’s development of large area, flexible, building integrated photovoltaic products with our strategic BIPV partners.

In October 2009, NREL independently measured cell efficiency of our CIGS material at 14.01%. Also in October 2009, the Company announced internally measured peak module efficiency of 11.7% for CIGS modules produced from FAB1 (1.5 MW). We expect that process optimization will be an ongoing effort as we continuously strive for improvements in production yield, production throughput, and product efficiency that have a direct bearing on our cost competitiveness in the marketplace.

In 2009, we have continued our prototype development with our BIPV, electronic integrated PV (EIPV) and defense customers by providing modules from FAB1 (1.5 MW) for use in their product development activities. On September 21, 2009, we entered into a multi-year supply agreement with TurtleEnergy, LLC, a BIPV system integrator (TurtleEnergy). Pursuant to the supply agreement, we intend to sell PV modules with an aggregate capacity of approximately 67 MW to TurtleEnergy over a period of five years. On September 18, 2009, we signed a supply agreement with Goal Zero LLC, a consumer products company (Goal Zero). Pursuant to the supply agreement, we intend to sell 30,700 of our PV modules to Goal Zero through 2010 for incorporation into custom electronic portable power applications.

During 2009 we began internal testing of our CIGS modules produced from FAB1 (1.5 MW). In August 2009, we announced successful completion of internal certification of a packaging solution for our CIGS modules. In internal qualification testing, this flexible packaging solution successfully passed the rigorous standard of one thousand hours of damp heat testing (85% relative humidity and 85° C temperature) guideline set forth by IEC 61646 standards for performance and long term reliability of thin-film solar modules. We continue to evaluate additional packaging solutions from multiple vendors. Since our production tools and process on FAB1 (1.5 MW) and FAB2 (30 MW) production line are similar, we plan to achieve concurrent certification of our CIGS modules from FAB1 (1.5 MW) and FAB2 (30 MW) from Underwriters Laboratory (UL) in the U.S. and Technischer Überwachungs-Verein (TÜV) in Europe.

Production tooling and equipment for FAB2 (30 MW) began arriving in the first quarter of 2009 and installation began in second quarter 2009 when we obtained beneficial occupancy for the Thornton facility. Production tooling and equipment installation is scheduled to be completed by the end of 2009 for the first 15 MW of annual capacity and by the end of first half of 2010 for the remaining 15 MW of annual capacity. We expect to begin production at FAB2 (30 MW) in 2010 and ramp up to full annual rated production capacity by the end of 2010. After completion of FAB2 (30 MW), we intend to expand our capacity in 100 MW to 200 MW increments based on manufacturing developments, market conditions, availability of financing and geographic considerations.

Commercialization and Manufacturing Expansion Plan

We intend to be the first company to manufacture large, flexible, PV modules in commercial quantities using CIGS on a flexible, plastic substrate. Our manufacturing expansion plan includes the design, installation, qualification, testing and operation of additional production tools to increase our rated production capacity. We intend to incrementally expand our aggregate production capacity by attaining the following milestones within the time frames indicated:

•	Second half of 2009: complete internal testing for certification and begin external product certification in first quarter 2010.

•	Fourth quarter of 2009: begin qualification of production tools for the first 15 MW of annual capacity at FAB2 (30 MW).

•	First half of 2010: begin production and complete installation of remaining production tools for full 30 MW of annual capacity on FAB2 (30 MW).

•	Second half of 2010: begin production at full capacity at FAB2 (30 MW).

Although we currently plan to expand our production capacity in accordance with the timeline above and further plan to expand our production capacity in 100 MW to 200 MW increments, the actual timing and extent of production capacity we install may significantly deviate from the above plan due to market conditions, availability of financing, timeliness of delivery of production tools, product performance and other factors. See “Significant Trends, Uncertainties and Challenges” below. We also recognize the importance of developing strategies and plans that may allow for the timely acceleration of our production beyond the current plan in order to meet market demand and the challenges from competitors who are presently expanding their operations.

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

Delays in product certifications would significantly affect our ability to continue developing product applications with our customers. Delays that extend significantly beyond 2009 likely would impact our ability to develop demand for our PV modules, and would affect our planned sales and results of operations in 2010, when we expect to have commenced production at FAB2 (30 MW).

Using the FAB1 (1.5 MW) production line as a model, we have consummated the fixed price delivery contracts for the majority of the production tools for FAB2 (30 MW). The equipment delivery schedules within the supply agreements provide for the installation of the first half of the production tools by the end of the fourth quarter of 2009 and the second half of the production tools by the end of the second quarter of 2010. Significant delays in achieving desired production yields, module efficiencies or other performance metrics at FAB1 (1.5 MW) and/or delays in the delivery, installation and qualification of FAB2 (30 MW) production tools may impact our planned product sales in 2010.

Capital Equipment Expenditures and Manufacturing Costs

Since our formation in October 2005, the majority of our cash outlays have gone toward the investment in capital equipment necessary to develop our manufacturing capabilities for producing the commercial products we envision. We expect this trend to continue into the foreseeable future as we expand in 100 MW increments of rated capacity. We will require additional capital for equipment and facilities to achieve our manufacturing expansion plans. If we are unable to secure the necessary capital or to manage the disbursement of capital taking into consideration any unforeseen factors, such as cost increases from our equipment suppliers and the potential negative changes in the value of the U.S. dollar against foreign currencies, our ability to expand our manufacturing capacity as planned, as well as our financial performance and results of operations, may be adversely affected.

We currently expect the capital expenditures for FAB2 (30 MW) to total approximately $102 million to $107 million for manufacturing and development equipment and approximately $18 million (including capitalized interest) for the acquisition and renovation of our new manufacturing facility in Thornton, Colorado. We also expect capital expenditures of approximately $8 million for installation, qualification and other associated pre-operating expenses related to the first FAB2 (30 MW) expansion.

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

Significant Trends, Uncertainties and Challenges

We believe that the significant trends, uncertainties and challenges that directly or indirectly affect our financial performance and results of operations include:

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

•	The effect that currency fluctuations may have on our capital equipment purchases, manufacturing costs and the price of our planned PV modules;

•	Changes in the supply and demand for PV modules as well as fluctuations in selling prices for PV modules worldwide;

•	Our ability to manage the planned expansion of our manufacturing facilities, operations and personnel; and

•	Our ability and the ability of our distributors, suppliers and customers to manage operations and orders during the global financial crisis

Basis of Presentation: The Company’s activities to date have substantially consisted of raising capital, research and development, establishment of our FAB1 (1.5 MW) production plant and the development of our FAB2 (30 MW) expansion plant. Revenues to date have been generated from the Company’s governmental research and development (R&D) contracts and have not been significant. The Company’s planned principal operations to commercialize flexible PV modules have not yet commenced. Accordingly, the Company is considered to be in the development stage and has presented its financial statements in accordance with the accounting guidance for development stage companies that consists of additional disclosure of inception to date activity in our Condensed Statements of Operations, Condensed Statements of Stockholder’s Equity and Comprehensive Income (Loss) and Condensed Statements of Cash Flows.

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

Foreign Currency translation: Bank account balances related to our forward contracts are translated to U.S. dollars utilizing the period end exchange rate. Gains or losses on foreign currency translation adjustments in connection with our forward contracts are recorded within realized gain (loss) on forward contracts in Other Income/expense on the Condensed Statement of Operations.

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

Patents: At such time as the Company is awarded patents, patent costs are amortized on a straight-line basis over the legal life, or over their estimated useful lives, whichever is shorter. As of September 30, 2009, the Company had $150,252 of net patent costs of which $25,580 represent costs net of amortization incurred for an awarded patent, and the remaining $124,672 represents costs incurred for patent applications filed. Amortization expense for the three months ended September 30, 2009 and 2008 was $1,279 and for the nine months ended September 30, 2009 and 2008 was $3,837.

Property and Equipment: Property and equipment are recorded at the original cost to the Company. Assets are being depreciated over estimated useful lives of three to ten years using the straight-line method, commencing when the asset is placed in service. Leasehold improvements are depreciated over the shorter of the remainder of the lease term or the life of the improvements. Upon retirement or disposal, the cost of the asset disposed of and the related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income. Expenditures for repairs and maintenance are expensed as incurred.

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

Long-lived assets: We analyze our long-lived tangible assets (property and equipment) and definitive-lived intangible assets (patents) for impairment by assessing if the asset cost will be recoverable. Events that might cause impairment would include significant current period operating or cash flow losses associated with the use of a long-lived asset or group of assets combined with a history of such losses, significant changes in the manner of use of assets and significant negative industry or economic trends.

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

Net loss per Common Share: Basic earnings per share include no dilution and are computed by dividing income available to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. Common stock equivalents consisting of Class B warrants, IPO warrants (representative warrants), stock options and restricted stock units outstanding as of September 30, 2009 and 2008 of approximately 12.2 million and 11.6 million shares, respectively, have been omitted from loss per share because they are anti-dilutive. Basic and diluted loss per share were the same in each of the periods ended September 30, 2009 and 2008.

Research and Development Costs: Research and development costs are incurred during the process of researching and developing new products and enhancing our manufacturing processes and consist primarily of compensation and related costs for personnel, materials, supplies and equipment depreciation. We expense these costs as incurred until the resulting product has been completed and tested and is ready for commercial manufacturing. We also incur research and development expenses on our federal government research and development contracts and expense as incurred.

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

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years (2005-2008) in these jurisdictions. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded.

Stock Based Compensation: The Company measures and recognizes compensation expense for all share-based payment awards made to employees, officers, directors, and consultants based on estimated fair values. The company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s Condensed Statements of Operations. Stock based compensation is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from those estimates.

For purposes of determining estimated fair value of share-based payment awards on the date of grant the Company uses the Black-Scholes option-pricing model (Black-Scholes Model). The Black-Scholes Model requires the input of highly subjective assumptions. Because the Company’s employee stock options may have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of the Company’s employee stock options. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which result in changes to these assumptions and methodologies, which could materially impact the Company’s fair value determination.

The accounting guidance for stock based compensation may be subject to further interpretation and refinement over time. There are significant differences among option valuation models, and this may result in a lack of comparability with other companies that use different models, methods and assumptions. If factors change and the Company employs different assumptions in the accounting for stock based compensation in future periods, or if the Company decides to use a different valuation model, the compensation expense that the Company records in the future may differ significantly from what it has recorded in the current period and could materially affect its loss from operations, net loss and net loss per share.

Comprehensive income (loss): Our comprehensive income (loss) consists of our net income (loss) and changes in unrealized gains or losses on available-for-sale investments, the impact of which has been excluded from net loss. We present our comprehensive income (loss) in the Condensed Statements of Stockholders’ Equity and Comprehensive Income and (Loss). Our accumulated other comprehensive income (loss) is presented as a component of equity in our Condensed Balance Sheets and consists of the cumulative amount of unrealized gains or losses on available-for-sale investments that we have incurred since the inception of our business.

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

Unaudited Information: The accompanying interim financial information as of September 30, 2009 and for the nine months ended September 30, 2009 and 2008 and the period from inception (October 18, 2005) through September 30, 2009 was taken from the Company’s books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of results of normal recurring accruals) that are necessary to properly reflect the financial position of the Company as of September 30, 2009 and the results of operations for the nine months ended September 30, 2009 and 2008 and the period from inception (October 18, 2005) through September 30, 2009 so that the financial statements are not misleading.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2009 and 2008

Certain reclassifications have been made to the 2008 financial information to conform to the 2009 presentation. Such reclassifications had no effect on net loss and are primarily related to reclassifying costs between R&D costs and G&A expenses in the Statements of Operations. Our activities to date have substantially consisted of raising capital, business and product development, research and development and the development of our FAB1 (1.5 MW) production line and the construction of our FAB2 (30 MW) production line.

Research and Development Revenues. Our R&D revenues were $417,006 for the three months ended September 30, 2009 compared to $422,487 for the three months ended September 30, 2008, a decrease of $5,481. Our R&D revenues were $1,195,812 for the nine months ended September 30, 2009 compared to $1,071,500 for the nine months ended September 30, 2008, an increase of $124,312. The majority of our R&D revenues during the three and nine months ended September 30, 2009 and 2008 were revenues earned on our government R&D contracts. The increase for the nine months ended September 30, 2009 primarily relates to two government contracts awarded in June 2008.

Research and Development. R&D costs include pre-production costs incurred for qualification and process improvements on our FAB1 (1.5 MW) production line and facility and equipment infrastructure costs on our FAB2 (30 MW) production line. R&D costs also include costs related to our governmental contracts. R&D costs were $3,859,257 for the three months ended September 30, 2009 compared to $2,843,421 for the three months ended September 30, 2008, an increase of $1,015,836. R&D cost increases were comprised primarily of personnel related costs of approximately $580,000, facility related costs of approximately $400,000, and costs related to material and equipment production start-up activity of approximately $120,000. R&D costs were $10,418,641 for the nine months ended September 30, 2009 compared to $6,950,402 for the nine months ended September 30, 2008, an increase of $3,468,239. R&D cost increases were comprised primarily of personnel related costs of approximately $1,400,000, contract technical services of approximately $700,000, facility related costs of approximately $940,000 and costs related to material and equipment production start-up activity of approximately $400,000.

General and Administrative. G&A expenses were $2,519,095 for the three months ended September 30, 2009 compared to $2,049,782 for the three months ended September 30, 2008, an increase of $469,313. This increase is comprised of primarily of costs associated with increased headcount of approximately $147,000, an increase in stock compensation expense of approximately $340,000. G&A expenses were $5,723,041 for the nine months ended September 30, 2009 compared to $4,462,009 for the nine months ended September 30, 2008, an increase of $1,261,032. This increase is comprised primarily of costs associated with increased headcount of approximately $540,000, and an increase in stock compensation expense of approximately $630,000.

Interest Expense. Interest expense was $123,026 for the three months ended September 30, 2009 compared to $2,500 for the three months ended September 30, 2008, an increase of $120,526. Interest expense relates to our CHFA loan utilized for our FAB2 (30 MW) production facility expansion in Thornton, Colorado. Interest expense was $334,359 for the nine months ended September 30, 2009 compared to $109,893 for the nine months ended September 30, 2008, an increase of $224,466. The increase in Interest expense for these periods relates to an increased CHFA loan balance.

Interest Income. Interest income was $74,980 for the three months ended September 30, 2009 compared to $687,801 for the three months ended September 30, 2008, a decrease of $612,821. Interest income represents interest on cash and investments. Interest income was $554,987 for the nine months ended September 30, 2009 compared to $1,587,404 for the nine months ended September 30, 2008, a decrease of $1,032,417. The decrease in interest income for these periods is due to significantly lower interest rates in 2009 as compared to 2008 as well as a lower average cash balance, particularly in the third quarter 2009 as compared with third quarter 2008.

Realized Gain on Investments. Realized gain on investments was $0 for the three months ended September 30, 2009 and September 30, 2008 and $59,383 for the nine months ended September 30, 2009 compared to $0 for the nine months ended September 30, 2008, an increase of $59,383. Realized gain on investments represents gains from U.S. government securities maturing in the second quarter of 2009.

Realized Gain (Loss) on Forward Contracts and Unrealized Gain (Loss) on Forward Contracts. Our unrealized gain (loss) on forward contracts was a gain of $71,950 for the three months ended September 30, 2009 compared to a loss of $722,715 for the three months ended September 30, 2008. Our unrealized gain (loss) on forward contracts was a gain of $766,403 for the nine months ended September 30, 2009 compared to a loss of $722,715 for the nine months ended September 30, 2008. The unrealized gain (loss) on unsettled forward contracts was determined at each balance sheet date based upon current market rates compared to the forward rate in the contract. As of September 30, 2009, all of the forward contracts have settled and our unrealized gain (loss) recorded from inception on the forward contracts is now zero.

Our realized gain (loss) on forward contracts was a gain of $667,585 for the three months ended September 30, 2009 compared to a loss of $257,760 for the three months ended September 30, 2008. Our realized gain (loss) on forward contracts was a loss of $313,118 for the nine months ended September 30, 2009 compared to a loss of $257,760 for the nine months ended September 30, 2008. The difference between the foreign currency spot rate on the date the forward contract settles and the forward rate in the contract has been reported as a gain (loss) on forward contracts. We are currently holding foreign currency from the settled contracts until payments are due to our vendors. Our realized gain (loss) on forward contracts will continue to fluctuate until all payments are made to our vendors. Although the hedging activity is designed to fix the dollar amount to be expended, the asset purchased is recorded at the foreign currency spot rate in effect as of the date of the payment to the supplier.

Net Loss. Our Net Loss was $5,269,857 for the three months ended September 30, 2009 compared to a Net Loss of $4,765,890 for the three months ended September 30, 2008, an increase in Net Loss of $503,967. Net Loss was $14,212,574 for the nine months ended September 30, 2009 compared to a Net Loss of $9,843,875 for the nine months ended September 30, 2008, an increase of $4,368,699. The increase in Net Loss can be summarized in variances in significant account activity as follows:

	Increase (decrease) of Net Loss For the Three Months Ended September 30, 2009 compared to September 30, 2008	Increase (decrease) of Net Loss For the Nine Months Ended September 30, 2009 compared to September 30, 2008
Contract revenues	$5,481	$(124,312)
Research and development costs
Manufacturing R&D	1,184,688	3,388,029
Government R&D	(56,192)	17,532
Non-cash stock based compensation	(112,660)	62,678
General and administrative expenses
Corporate G&A	124,950	630,900
Non-cash stock based compensation	344,363	630,132
Interest expense	120,526	224,466
Interest income	612,821	1,032,417
Realized Gain (Loss) on forward contracts	(925,345)	55,358
Unrealized Gain (Loss) on forward contracts	(794,665)	(1,489,118)
Realized Gain on Investments	—	(59,383)

Increase of Net Loss	$503,967	$4,368,699

Liquidity and Capital Resources

For the nine months ended September 30, 2009, our cash used in operations was approximately $10 million compared to approximately $6.1 million for the nine months ended September 30, 2008. For the nine months ended September 30, 2009 approximately $40.7 million had been expended for payments on FAB2 (30 MW) tools and renovations to the FAB2 (30 MW) production facility.

As of September 30, 2009, we had approximately $36.7 million in cash, restricted cash and investments. On October 6, 2009 the Company completed a public offering with Barclays Capital Inc. acting as managing underwriter, and a concurrent private placement with its largest shareholder, Hydro, yielding total net proceeds of approximately $32.9 million. We currently expect the capital expenditures needed to complete FAB2 (30 MW) will total approximately $102 million to $107 million for manufacturing and development equipment and approximately $18 million for the acquisition of the building and renovation of the FAB2 (30 MW) facility. We also expect capital expenditures of approximately $8 million for installation, qualification and other associated pre-operating expenses related to the expansion. As of September 30, 2009, we have made actual cash payments of approximately $70 million for the FAB2 (30 MW) manufacturing and development equipment, including installation costs and approximately $18 million (including capitalized interest) for the building and renovations that are now substantially complete. We expect to make the remaining payments on the FAB2 (30 MW) manufacturing and development equipment in the fourth quarter 2009 and the first half of 2010.

During the nine months ended September 30, 2009, the use of cash for operational expenses averaged approximately $1.1 million per month and was related to pre-manufacturing activities, research and development, business development and general corporate expenses. Our average monthly operational expense for nine months ended September 30, 2009 of approximately $1.1 million is net of average monthly R&D revenues from our governmental contracts of approximately $0.1 million. A significant component of our costs for the nine months ended September 30, 2009 related to the qualification and hiring of additional personnel for two shift operations on our FAB1 (1.5 MW) production line and installation and qualification of our new FAB2 (30 MW) production line and company infrastructure costs to support our expansion. We anticipate that our operational expenditures will continue to increase throughout 2009 and into 2010 as we increase the size of our workforce and bring FAB2 (30 MW) to full production capacity. As of September 30, 2009, we had 87 full-time employees of which 58 were manufacturing personnel. We plan to continue to increase our staff during 2009 and 2010, principally in the manufacturing area.

We do not expect that our sales revenue from the FAB1 (1.5 MW) and FAB2 (30 MW) production lines will support our operating cash requirements until our FAB2 (30 MW) production line achieves full production capacity. The Company expects its current cash balance to be sufficient to cover its planned capital and operational expenditures through 2010 based on currently known factors and limited projected revenues.

On January 9, 2009, we filed a “shelf” Registration Statement on Form S-3 with the SEC. The SEC declared the registration statement effective on January 16, 2009. The shelf registration was utilized in connection with our public offering of approximately 4.6 million shares that closed on October 6, 2009 with gross proceeds of approximately $30 million. With the shelf registration, we may from time to time sell common stock, preferred stock, warrants or some combination in one or more offerings totaling up to $150 million less the gross proceeds received by us in the public offering.

Contractual Obligations

As of September 30, 2009, the nature, amount and timing of our contractual obligations have not materially changed from those previously disclosed as of June 30, 2009 and December 31, 2008.

Off Balance Sheet Transactions

As of September 30, 2009, we did not have any off balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

We currently have payments outstanding on an open purchase order to an equipment supplier denominated in Yen for approximately ¥ 668.4 million that are scheduled to be paid at various dates through the remaining of 2009 into the second quarter of 2010. We cannot accurately predict future exchange rates or the overall impact of future exchange rate fluctuations on our business, results of operations and financial condition.

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our cash equivalents and investment portfolio. As of September 30, 2009, our cash equivalents consisted of money market funds and investments in U.S. government securities, and high quality corporate securities. The primary objective of our investment activities is to preserve principal and provide liquidity on demand, while at the same time maximizing the income we receive from our investments without significantly increasing risk. The direct risk to us associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a change in interest rates will have a significant impact on our financial position, results of operations or cash flows.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (SEC) rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of September 30, 2009. Based on this evaluation, our management concluded that as of September 30, 2009, the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Control over Disclosure and Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the updated risk factors in our Current Report on Form 8-K filed on October 1, 2009, which could materially affect our business, financial condition or future results. The risks described in our Current Report on Form 8-K filed on October 1, 2009 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 6.	Exhibits

a. A list of exhibits is found on page 32 of this report.

ASCENT SOLAR TECHNOLOGIES, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 5th day of November, 2009.

ASCENT SOLAR TECHNOLOGIES

By:	/S/ GARY GATCHELL
Gary Gatchell Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

ASCENT SOLAR TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Registrant’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form SB-2 filed January 23, 2006 (Reg. No. 333-131216), as amended)

3.2	Registrant’s Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our current report on Form 8-K filed February 17, 2009)

3.3	First Amendment to Second Amended and Restated Bylaws*

10.1	Amended and Restated Executive Employment Agreement with Farhad Moghadam (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed August 7, 2009)

10.2	Employment Agreement with Prem Nath (incorporated by reference to Exhibit 99.1 to our current report on Form 8-K filed July 22, 2009)

10.3	Restricted Stock Unit Agreement with Farhad Moghadam (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed August 7, 2009)

10.4	Stock Option Agreement with Farhad Moghadam (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed August 7, 2009)

10.5	Inducement Award Agreement with Farhad Moghadam (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed August 7, 2009)

10.6	Third Amended and Restated 2005 Stock Option Plan (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 filed September 9, 2009 (Reg. No. 333-161798))

10.7	Photovoltaic Module Supply Agreement by and between the Registrant and TurtleEnergy LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 23, 2009)CTR

10.8	Securities Purchase Agreement dated as of September 29, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 1, 2009)

10.9	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed October 1, 2009)

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
CTR	Portions of this exhibit have been omitted pursuant to a grant of confidential treatment