Form 10-Q
period 2010-03-31
Ascent Solar Technologies, Inc.
filed 2010-05-06
CIK 1350102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐    Yes  ☐    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 16, 2010, there were 26,701,422 shares of our common stock issued and outstanding.

ASCENT SOLAR TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

Quarterly Period Ended March 31, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (unaudited)	3

	Condensed Balance Sheets—As of March 31, 2010 and December 31, 2009	3

	Condensed Statements of Operations—For the three months ended March 31, 2010 and March 31, 2009 and for the period from inception (October 18, 2005) through March 31, 2010	4

	Condensed Statements of Stockholders’ Equity and Comprehensive Income (Loss)—For the period from inception (October 18, 2005) through December 31, 2009 and for the three months ended March 31, 2010	5

	Condensed Statements of Cash Flows—For the three months ended March 31, 2010 and March 31, 2009 and for the period from inception (October 18, 2005) through March 31, 2010	7

	Notes to Condensed Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	29

Item 6.	Exhibits	29

SIGNATURES		30

EXHIBIT INDEX		31

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

ASCENT SOLAR TECHNOLOGIES, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$30,355,587	$21,717,215
Investments	21,262,972	38,788,671
Accounts receivable	117,683	133,846
Related party receivable	22,826	21,570
Other current assets	710,896	817,629

Total current assets	52,469,964	61,478,931
Property, Plant and Equipment:	108,740,120	106,726,525
Less accumulated depreciation and amortization	(5,089,326)	(4,095,762)

	103,650,794	102,630,763
Other Assets
Deposits on manufacturing equipment	8,124,419	8,316,193
Patents, net of amortization of $12,790 and $11,511, respectively	198,206	167,030
Other non-current assets	66,875	67,812

	8,389,500	8,551,035

Total Assets	$164,510,258	$172,660,729

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$482,445	$692,557
Related party payables	98,991	195,954
Accrued expenses	1,500,969	2,151,875
Accrued property, plant and equipment	5,786,237	7,992,479
Current portion of long-term debt	221,071	217,463
Current portion of long-term debt – related party	350,000	—

Total current liabilities	8,439,713	11,250,328
Long-Term Debt	7,038,747	7,095,386
Long-Term Debt - Related Party	400,000	—
Commitments and Contingencies (Notes 8 & 14)
Stockholders’ Equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.0001 par value, 75,000,000 shares authorized; 26,687,421 and 26,583,845 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	2,669	2,658
Additional paid in capital	201,260,509	200,344,727
Deficit accumulated during the development stage	(52,633,106)	(46,029,358)
Accumulated other comprehensive income	1,726	(3,012)

Total stockholders’ equity	148,631,798	154,315,015

Total Liabilities and Stockholders’ Equity	$164,510,258	$172,660,729

The accompanying notes are an integral part of these condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

			For the Period from Inception (October 18,2005) Through March 31, 2010

	For the Three Months Ended March 31,
	2010	2009
Research and Development Revenues	$216,196	$516,133	$4,182,945
Costs and Expenses
Research and development	4,558,319	3,195,653	35,768,012
General and administrative	2,131,105	1,580,878	23,368,775

Total Costs and Expenses	6,689,424	4,776,531	59,136,787

Loss from Operations	(6,473,228)	(4,260,398)	(54,953,842)
Other Income/(Expense)
Interest expense	—	(83,345)	(1,087,293)
Interest income	12,110	333,367	4,387,580
Realized gain (loss) on investments	—	—	27,280
Realized loss on forward contracts	(142,630)	(556,373)	(1,006,831)
Unrealized gain on forward contracts	—	154,191	—

	(130,520)	(152,160)	2,320,736

Net Loss	$(6,603,748)	$(4,412,558)	$(52,633,106)

Net Loss Per Share (Basic and diluted)	$(0.25)	$(0.21)

Weighted Average Common Shares Outstanding (Basic and diluted)	26,674,109	20,960,497

The accompanying notes are an integral part of these condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

For the Period from inception (October 18, 2005) through December 31, 2009 and for the Three Months Ended March 31, 2010

					Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount
Balance at inception, October 18, 2005	—	—		—	—	—	—	—
Proceeds from sale of common stock (11/05 @ $.04 per share)	972,000	$97	—	$—	$38,783	$—	$—	$38,880
Stock based compensation:
Founders stock	—	—	—	—	933,120	—	—	933,120
Stock options	—	—	—	—	26,004	—	—	26,004
Net loss	—	—	—	—	—	(1,207,234)	—	(1,207,234)

Balance, December 31, 2005	972,000	$97	—	$—	$997,907	$(1,207,234)	$—	$(209,230)

Transfer of assets at historical cost (1/06 @ $0.03 per share)	1,028,000	103	—	—	31,097	—	—	31,200
Proceeds from IPO (7/06 @ $5.50 per unit)	3,000,000	300	—	—	16,499,700	—	—	16,500,000
IPO costs	—	—	—	—	(2,392,071)	—	—	(2,392,071)
Stock issued to bridge loan lenders (7/06 @ $2.75 per share)	290,894	29	—	—	799,971	—	—	800,000
Exercise of stock options (9/06 & 12/06 @ $0.10 per share)	31,200	3	—	—	3,117	—	—	3,120
Stock based compensation—stock options	—	—	—	—	348,943	—	—	348,943
Net loss	—	—	—	—	—	(4,180,912)	—	(4,180,912)

Balance, December 31, 2006	5,322,094	$532	—	$—	$16,288,664	$(5,388,146)	$—	$10,901,050

Exercise of stock options (1/07 - 12/07 @ $.10) (7/07 - 12/07 @ $4.25) (9/07 - 12/07 @ $2.51 - $2.76)	169,963	17	—	—	346,417	—	—	346,434
Conversion of Class A public warrants at $6.60	3,098,382	310	—	—	20,449,011	—	—	20,449,321
Redemption of Class A public warrants at $0.25 per share	—	—	—	—	(48,128)	—	—	(48,128)
Conversion of Class B public warrants at $11.00 per share	11,000	1	—	—	120,999	—	—	121,000
Stock based compensation—stock options	—	—	—	—	1,734,879	—	—	1,734,879
Proceeds from private placement:
Common stock (3/07 @ $5.77 and 8/07 @ $7.198)	2,534,462	254	—	—	15,962,003	—	—	15,962,257
Class B public warrants (8/07 @ $1.91)	—	—			3,754,468	—	—	3,754,468
Private placement costs	—	—	—	—	(75,807)	—	—	(75,807)
Exercise of representative’s warrants (9/07 - 11/07 @ $6.60 per unit)	300,000	30	—	—	1,979,970	—	—	1,980,000
Net loss	—	—	—	—	—	(6,503,419)	—	(6,503,419)

Balance, December 31, 2007	11,435,901	$1,144	—	$—	$60,512,476	$(11,891,565)	$—	$48,622,055

The accompanying notes are an integral part of these condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)—(Continued)

(Unaudited)

For the Period from inception (October 18, 2005) through December 31, 2009 and for the Three Months Ended

March 31, 2010

					Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount
Balance, December 31, 2007	11,435,901	$1,144	—	$—	$60,512,476	$(11,891,565)	$—	$48,622,055
Components of comprehensive loss
Unrealized gain on investments	—	—	—	—	—	—	331,068	331,068
Net loss	—	—	—	—	—	(13,215,076)	—	(13,215,076)

Total comprehensive loss								(12,884,008)

Exercise of stock options (1/08 - 12/08 @ $0.10, $2.73, $2.90 & $4.25)	133,137	13	—	—	120,520	—	—	120,533
Issuance of Restricted Stock	69,846	7	—	—	(7)	—	—	—
Conversion of Class B public warrants at $11.00 per share	98,800	10	—	—	1,086,790	—	—	1,086,800
Stock based compensation	—	—	—	—	1,881,399	—	—	1,881,399
Proceeds from private placement:
Common stock (3/08 @ $9.262 & 10/08 @ $6.176)	4,763,698	476	—	—	36,647,217	—	—	36,647,693
Class B public warrants (3/08 @ $3.954)	—	—	—	—	6,681,884	—	—	6,681,884
Exercise of representative’s warrants (1/08 @ $6.60 per unit)	75,000	8	—	—	494,992	—	—	495,000
Proceeds from shareholder under Section 16(b)	—	—	—	—	148,109	—	—	148,109
Proceeds from secondary public offering (5/08 @ $14.00)	4,370,000	437	—	—	61,179,563	—	—	61,180,000
Costs of secondary public offering	—	—	—	—	(4,361,358)	—	—	(4,361,358)

Balance, December 31, 2008	20,946,382	$2,095	—	$—	$164,391,585	$(25,106,641)	$331,068	$139,618,107

Components of comprehensive loss
Unrealized loss on investments	—	—	—	—	—	—	(334,080)	(334,080)
Net loss	—	—	—	—	—	(20,922,717)	—	(20,922,717)

Total comprehensive loss								(21,256,797)

Exercise of stock options (1/09 - 12/09 @ $0.10, $2.76 & $4.25)	105,169	10	—	—	339,606	—	—	339,616
Issuance of Restricted Stock	147,679	15	—	—	(15)	—	—	—
Stock based compensation	—	—	—	—	2,676,957	—	—	2,676,957
Proceeds from private placement:
Common stock (10/09 @ $6.50)	769,230	77	—	—	4,999,918	—	—	4,999,995
Proceeds from public offering (10/09 @ $6.50)	4,615,385	461	—	—	29,999,542	—	—	30,000,003
Costs of public offering	—	—	—	—	(2,062,866)	—	—	(2,062,866)

Balance, December 31, 2009	26,583,845	$2,658	—	$—	$200,344,727	$(46,029,358)	$(3,012)	$154,315,015

Components of comprehensive loss
Unrealized loss on investments	—	—	—	—	—	—	4,738	4,738
Net loss	—	—	—	—	—	(6,603,748)	—	(6,603,748)

Total comprehensive loss								(6,599,010)

Exercise of stock options (1/10 – 3/10 @ $0.10)	2,084	1	—	—	395,765	—	—	395,766
Issuance of Restricted Stock	101,492	10	—	—	(10)	—	—	—
Stock based compensation	—	—	—	—	520,027	—	—	520,027

Balance, March 31, 2010	26,687,421	$2,669	—	—	$201,260,509	$(52,633,106)	$1,726	$148,631,798

The accompanying notes are an integral part of these condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

			For the Period from inception (October 18, 2005) through March 31, 2010
	For the Three Months Ended March 31,
	2010	2009
Operating Activities:
Net loss	$(6,603,748)	$(4,412,558)	$(52,633,106)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	994,843	450,655	5,109,303
Stock based compensation	520,027	409,808	8,121,329
Realized loss on forward contract	142,630	556,373	1,006,831
Unrealized loss (gain) on forward contracts	—	(154,191)	—
Charge off of deferred financing costs to interest expense	—	—	198,565
Charge off of bridge loan discount to interest expense	—	—	800,000
Changes in operating assets and liabilities:
Accounts receivable	16,163	(112,476)	(117,684)
Related party receivables	(1,256)	(24,765)	(22,826)
Prepaid expenses and other current assets	106,733	68,412	(710,895)
Accounts payable	(210,112)	(30,683)	482,446
Related party payable	(96,963)	101,838	98,990
Accrued expenses	(650,906)	56,583	1,500,971

Net cash used in operating activities	(5,782,589)	(3,091,004)	(36,166,076)
Investing Activities:
Purchases of available-for-sale-securities	(25,880,603)	(55,441,495)	(865,543,865)
Maturities and sales of available-for-sale securities	43,411,040	67,769,996	844,282,619
Purchase of property, plant and equipment	(702,260)	(3,451,896)	(34,015,213)
Deposits on manufacturing equipment	(2,367,495)	(9,609,345)	(76,862,739)
Patent activity costs	(32,456)	(4,021)	(186,040)
Deposit on building	—	—	(100,000)

Net cash provided by (used in) investing activities	14,428,226	(736,761)	(132,425,238)
Financing Activities:
Proceeds from bridge loan financing	—	—	1,600,000
Repayment of bridge loan financing	—	—	(1,600,000)
Payment of debt financing costs	—	—	(273,565)
Payment of equity offering costs	—	—	(8,892,103)
Proceeds from debt	—	262,948	7,700,000
Repayment of debt	(53,031)	(33,194)	(440,182)
Repayment of debt-related party	(350,000)		(350,000)
Proceeds from shareholder under Section 16(b)	—	—	148,109
Proceeds from issuance of stock and warrants	395,766	1,100	201,102,770
Redemption of Class A warrants	—	—	(48,128)

Net cash provided by financing activities	(7,265)	230,854	198,946,901

Net change in cash and cash equivalents	8,638,372	(3,596,911)	30,355,587
Cash and cash equivalents at beginning of period	21,717,215	32,913,304	—

Cash and cash equivalents at end of period	$30,355,587	$29,316,393	$30,355,587

Supplemental Cash Flow Information:
Cash paid for interest	$—	$82,407	$424

Cash paid for income taxes	$—	$—	$—

Non-Cash Transactions:
ITN initial contribution of assets for equity	$—	$—	$31,200

Note with ITN and related capital expenditures	$1,100,000	—	$1,100,000

The accompanying notes are an integral part of these condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION

Ascent Solar Technologies, Inc. (Ascent or the Company) was incorporated on October 18, 2005 from the separation by ITN Energy Systems, Inc. (ITN) of its Advanced Photovoltaic Division and all of that division’s key personnel and core technologies. ITN, a private company incorporated in 1994, is an incubator dedicated to the development of thin-film, photovoltaic (PV) battery, fuel cell and nano technologies. Through its work on research and development contracts for private and governmental entities, ITN developed proprietary processing and manufacturing know-how applicable to PV products generally, and to Copper-Indium-Gallium-diSelenide (CIGS) PV products in particular. ITN formed Ascent to commercialize its investment in CIGS PV technologies. In January 2006, in exchange for 1,028,000 shares of common stock of Ascent, ITN assigned to Ascent certain CIGS PV technologies and trade secrets and granted to Ascent a perpetual, exclusive, royalty-free worldwide license to use , in connection with the manufacture, development, marketing and commercialization of CIGS PV to produce solar power, certain of ITN’s existing and future proprietary and control technologies that, although non-specific to CIGS PV, we believe will be useful in our production of PV modules for our target markets. Upon receipt of the necessary government approvals and pursuant to novation in early 2007, ITN assigned government-funded research and development contracts to Ascent and also transferred the key personnel working on the contracts to Ascent. Today, ITN still provides Ascent a limited amount of administrative and technical services.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The Company’s activities to date have substantially consisted of raising capital, research and development, establishment of our FAB1 production plant and the development of our FAB2 expansion plant. Revenues to date have been generated from the Company’s governmental research and development (R&D) contracts and have not been significant. The Company’s planned principal operations to commercialize flexible PV modules have not yet commenced. Accordingly, the Company is considered to be in the development stage and has presented its financial statements in accordance with the accounting guidance for development stage companies that consists of additional disclosure of inception to date activity in our Condensed Statements of Operations, Condensed Statements of Stockholders’ Equity and Comprehensive Income (Loss) and Condensed Statements of Cash Flows.

The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The Company has performed an evaluation of subsequent events from the balance sheet date of March 31, 2010, through the filing of this report.

Cash Equivalents: The Company considers all highly liquid debt securities purchased with an original maturity of three months or less to be cash equivalents. The Company maintains cash balances which may exceed federally insured limits. The Company does not believe that this results in significant credit risk.

Investments: The Company has classified its investments as “available-for-sale.” Such investments are carried at fair value, based on quoted market prices with the unrealized holding gains and losses reported as Accumulated other comprehensive income (loss) in the stockholders’ equity section of the Condensed Balance Sheets. Realized gains and losses on sales of securities are computed using the specific identification method. The Company evaluates declines in market value for potential impairment. If the decline results in a value below cost and is determined to be other than temporary, the investment is written down to its impaired value and a new cost basis is established.

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

Foreign Currency translation: Bank account balances related to our forward contracts are translated to U.S. dollars utilizing the period end exchange rate. Gains or losses on foreign currency translation adjustments in connection with our forward contracts are recorded within realized gain (loss) on forward contracts in Other Income/(Expense) on the Condensed Statement of Operations.

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

Patents: At such time as the Company is awarded patents, patent costs are amortized on a straight-line basis over the legal life, or over their estimated useful lives, whichever is shorter. As of March 31, 2010, the Company had $198,206 of net patent costs, of which $23,022 represent costs net of amortization incurred for an awarded patent, and the remaining $175,184 represents costs incurred for patent applications filed. Amortization expense for the three months ended March 31, 2010 and 2009 was $1,279.

Property, Plant and Equipment: Property, plant and equipment are recorded at the original cost to the Company. Assets are being depreciated over estimated useful lives of three to ten years using the straight-line method, commencing when the asset is placed in service. Leasehold improvements are depreciated over the shorter of the remainder of the lease term or the life of the improvements. Upon retirement or disposal, the cost of the asset disposed of and the related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income. Expenditures for repairs and maintenance are expensed as incurred.

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

Interest Capitalization: We capitalize interest cost as part of the historical cost of acquiring or constructing certain assets during the period of time required to get the asset ready for its intended use. During 2009 and the first quarter of 2010, these assets consisted of property, plant and equipment. We capitalize interest to the extent that expenditures to acquire or construct an asset have occurred and interest cost has been incurred.

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

Net loss per Common Share: Basic earnings per share include no dilution and are computed by dividing income available to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. Common stock equivalents consisting of Class B warrants, IPO warrants (representative warrants), and stock options and unvested restricted stock outstanding as of March 31, 2010 of approximately 12 million shares, have been omitted from loss per share because they are anti-dilutive. Net Loss Per Share was the same for both basic and diluted for the periods ended March 31, 2010 and 2009.

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

Comprehensive income (loss): Our comprehensive income (loss) consists of our net income (loss) and changes in unrealized gains or losses on available-for-sale investments, the impact of which has been excluded from net loss. We present our comprehensive income (loss) in the Condensed Statements of Stockholders’ Equity and Comprehensive Income (Loss). Our accumulated other comprehensive income (loss) is presented as a component of equity in our Condensed Balance Sheets and consists of the cumulative amount of unrealized gains or losses on available-for-sale investments that we have incurred since the inception of our business.

Reclassifications: Certain reclassifications have been made to the 2009 financial information to conform to the 2010 presentation.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Actual results could differ from those estimates and operating results for the three months ended March 31, 2010 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Unaudited Information: The accompanying interim financial information as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 and the period from inception (October 18, 2005) through March 31, 2010 was taken from the Company’s books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of results of normal recurring accruals) that are necessary to fairly state the financial position of the Company as of March 31, 2010 and the results of operations for the three months ended March 31, 2010 and 2009 and the period from inception (October 18, 2005) through March 31, 2010.

Recent Accounting Pronouncements: In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. This ASU requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. ASU 2010-06 requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010; early adoption is permitted. We do not expect that the adoption of ASU 2010-06 will have a material impact on our financial position, results of operations or cash flows.

NOTE 3. LIQUIDITY AND CONTINUED OPERATIONS

As discussed in Note 1, the Company is in the development stage and is currently incurring significant losses from operations. As of March 31, 2010, the Company had $51.6 million in cash and investments. We intend to use approximately $13.8 million in 2010 and approximately $25 million in 2011 and 2012 on final payments to our equipment suppliers and shipping and installation costs for our FAB2 production line.

The Company commenced limited production on its FAB1 production line in the first quarter of 2009. We do not expect that sales revenue from the FAB1 production line will be sufficient to support operations and cash requirements, and it is unlikely that sales revenue will support operating cash requirements until we achieve actual full production capacity on our FAB2 production line.

The Company expects current cash and investments will be sufficient to fund operations and capital expenditures through 2010. Changes in the level of expected operating losses, the timing of planned capital expenditures or other factors may negatively impact our cash flows and reduce current cash and investments faster than anticipated. The Company expects to raise additional capital during 2010.

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

The following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis and its classification on the balance sheet as of March 31, 2010:

	Level 1	Level 2	Level 3	Total	Cash Equivalents	Investments
Financial Assets:
U.S. government securities	$4,564,306	$12,299,785	$—	$16,864,091	$2,499,664	$14,364,427
Money market funds	5,803,492	—	—	5,803,492	5,803,492	—
Corporate securities	—	23,518,613	—	23,518,613	16,620,068	6,898,545

	$10,367,798	$35,818,398	$—	$46,186,196	$24,923,224	$21,262,972

As of March 31, 2010, the Company held securities issued by U.S. government agencies (AAA/Aaa ratings) and A-1/A-1+ rated corporate notes. Approximately $35.8 million of these securities are classified as Level 2 because the Company does not believe that it is possible to obtain a firm, up-to-date price of such securities from, for an example, a major exchange; and as a result, the Company relies on its brokerage firm and investment manager to report its fair value of such securities at the end of each month. Investments have not been transferred between levels.

NOTE 5. INVESTMENTS

Securities held by the Company as of March 31, 2010 are classified as available-for-sale and consisted of U.S. government securities and corporate securities. Such investments are carried at fair value, based on quoted market prices with the unrealized holding gains and losses reported as Accumulated other comprehensive income (loss) in the stockholders’ equity section of the Condensed Balance Sheets. Realized gains and losses on sales of securities are computed using the specific identification method. The Company evaluates declines in market value for potential impairment. If the decline results in a value below cost and is determined to be other than temporary, the investment is written down to its impaired value and a new cost basis is established. A summary of available-for-sale securities as of March 31, 2010 is as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$14,362,768	$3,349	$(1,690)	$14,364,427
Corporate securities	6,898,656	—	(111)	6,898,545

Total	$21,261,424	$3,349	$(1,801)	$21,262,972

Contractual maturities of our available-for-sale investments as of March 31, 2010 were all one year or less as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
One year or less	$21,261,424	$3,349	$(1,801)	$21,262,972

We typically invest in highly rated securities with low probabilities of default. Our investment policy specifies minimum investment grade criteria, types of acceptable investments, concentration limitations and duration guidelines.

All securities having an unrealized loss as of March 31, 2010 have been in a loss position for less than twelve months.

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

Accounts receivable consists mainly of billed and unbilled amounts. Management deems all accounts receivable to be collectible.

The following table summarizes components of accounts receivable:

	As of March 31, 2010	As of December 31, 2009
Billed receivables	$138,938	$115,474
Unbilled receivables	(21,255)	18,372

Total	$117,683	$133,846

Unbilled receivables represent costs incurred but not yet billed, including retainage amounts by the government on contracts that have not been closed out at the end of the period and billings in excess of costs incurred on firm fixed price contracts billed based on deliverables or a pre-determined schedule.

Provisional Indirect Cost Rates—During 2008 and 2009, the Company billed the government under cost-based R&D contracts at provisional billing rates which permit the recovery of indirect costs. These rates are subject to audit on an annual basis by the government agencies’ cognizant audit agency. The cost audit will result in the negotiation and determination of the final indirect cost rates. The Company has not been audited and has not received final rate determinations for the years ended December 31, 2007, 2008 or 2009. The final rates, if different from the provisional rates, may create an additional receivable or liability. In the opinion of management, re-determination of any cost-based contracts will not have a material effect on the Company’s financial position or results of operations.

Contract Status—The Company has authorized but not completed contracts on which work is in process as follows:

	As of March 31, 2010	As of December 31, 2009
Total contract price of initial contract awards, including exercised options and approved change orders (modifications)	$7,262,134	$7,262,134
Completed to date(1)	(5,862,390)	(5,688,064)

Authorized backlog	$1,399,744	$1,574,070

(1)	Includes work performed by ITN prior to January 1, 2007.

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

The following table summarizes property, plant and equipment:

	As of March 31, 2010	As of December 31, 2009
Building	$19,340,646	$19,336,263
Furniture, fixtures, computer hardware and computer software	1,083,556	1,057,240
Manufacturing machinery and equipment	30,603,073	27,824,678
Leasehold improvements	840,729	840,729

Net depreciable property, plant and equipment	51,868,004	49,058,910
Manufacturing machinery and equipment in progress	56,872,116	57,667,615

Property, plant and equipment	108,740,120	106,726,525
Less: Accumulated depreciation and amortization	(5,089,326)	(4,095,762)

Net property, plant and equipment	$103,650,794	$102,630,763

Approximately $56.9 million (including capitalized interest) of equipment for our FAB2 production line was received through March 31, 2010 and is reflected above as Manufacturing machinery and equipment in progress until we qualify the tools. Depreciation and amortization expense for the three months ended March 31, 2010 and 2009 was $993,564 and $448,437, respectively.

We incurred and capitalized interest costs related to our construction loan as follows during the three months ended March 31, 2010 and the year ended December 31, 2009.

	As of March 31, 2010	As of December 31, 2009
Interest cost incurred	$121,309	$456,534
Interest cost capitalized	(121,309)	(456,534)

Interest expense, net	$—	$—

NOTE 8. DEPOSITS ON MANUFACTURING EQUIPMENT

As of March 31, 2010, deposits on manufacturing equipment were $8.1 million related to purchase of equipment not yet delivered for our FAB2 production line. Approximately $1.1 million of the deposits on equipment relates to manufacturing equipment that has or will be received by the company in 2010. The remaining $7.0 million relates to manufacturing equipment deposits for equipment to be delivered in future periods. The equipment purchase agreements are conditional purchase obligations that have milestone-based deliverables, such as the Company’s acceptance of design requirements and successful installation and commissioning of the equipment.

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

The outstanding balance of the Loan was $7,259,818 as of March 31, 2010. Our future principal payments are due as follows:

2010	$164,432
2011	232,257
2012	248,059
2013	264,935
2014	282,960
Thereafter	6,067,175

$7,259,818

NOTE 10. DERIVATIVE FINANCIAL INSTRUMENTS

The Company is actively engaged in purchasing manufacturing equipment internationally and is exposed to foreign currency risk. In July 2008 and March 2009, the Company entered into fair value hedges utilizing forward contracts designed to match scheduled contractual payments to equipment suppliers which are denominated in Euros and Yen. The total notional value of the Euro forward contracts was €6.4 million with various contract settlement dates beginning September 15, 2008 through July 31, 2009. The total notional value of the Yen forward contracts was ¥521.4 million with contract settlement dates of March and April 2009. The Company elected not to use hedge accounting and accordingly, the unrealized gain and loss on each forward contract was determined at each balance sheet date based upon current market rates and is reported as an Unrealized gain or loss on forward contracts in the Condensed Statements of Operations. Upon settlement of the forward contracts, a realized gain or loss is reported in the Condensed Statements of Operations as a Realized gain or (loss) on forward contracts. For the three months ended March 31, 2010 and 2009 the realized loss was $142,630 and $556,373, respectively and the unrealized gain was $0 and $154,191, respectively.

Although the hedging activity is designed to fix the dollar amount to be expended, the asset purchased is recorded at the spot rate in effect as of the date of the payment to the supplier. The difference between the spot rate and the forward rate has been reported as a loss on forward contract. During 2009, forward contracts for delivery of €4,800,000 and ¥521,410,000 were settled. Included in cash and cash equivalents is $3,379,404 related to €2,502,150 and $1,426,713 related to ¥133,440,440 held as of March 31, 2010 in our bank account for future payments to our equipment suppliers. Period end foreign currency translation adjustments related to the Euros and Yen on deposit in our bank account are reflected as a Realized gain or (loss) on forward contracts in our Condensed Statements of Operations. In connection with the forward contracts, the Company established a $2.3 million deposit account with the bank holding the forward contracts. During the fourth quarter 2009, the forward contracts settled and the restricted cash was released and transferred into our operational cash account. Derivative financial instruments are not used for speculative or trading purposes.

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

The exercise period ended June 22, 2007. During the exercise period, 3,098,382 Class A warrants (94.1% of the total outstanding) were exercised for an equal number of shares of common stock, and the Company received $20,449,321 in proceeds from the warrant exercises. At the end of the exercise period, 192,512 Class A warrants remained outstanding. The Company has set aside funds with its warrant transfer agent to redeem the outstanding warrants for $0.25 per warrant, or a total cost of $48,128. As of March 31, 2010, 9,090 Class A warrants remain unredeemed.

Class B warrants. The Class B warrants included in the units became exercisable on August 10, 2006. The exercise price of a Class B public warrant is $11.00. The Class B warrants expire on July 10, 2011. The Company does not have the right to redeem the Class B warrants. During the years ended December 31, 2008 and 2007, 98,800 and 11,000 Class B warrants, respectively were exercised resulting in proceeds to the Company of approximately $1,086,800 and $121,000 respectively. As of March 31, 2010, 10,502,583 Class B warrants were outstanding.

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

Representative’s warrants to purchase 150,000 units have been exercised as of December 31, 2007, as have the 150,000 underlying Class A warrants resulting in an issuance of 300,000 shares of common stock and 300,000 Class B warrants for total proceeds to the Company of $1.98 million. During the year ended December 31, 2008 an additional 37,500 units have been exercised, as have the 37,500 underlying Class A warrants resulting in an issuance of 75,000 shares of common stock and 75,000 Class B warrants for total proceeds to the Company of $495,000. To the extent that holders of representative’s warrants are entitled to receive Class A warrants upon exercise of the representative’s warrants, those warrants will be immediately subject to call for redemption at $0.25 per warrant. The holders will then have to decide whether to exercise their Class A warrants or hold them for redemption. As of March 31, 2010, 112,500 representative’s warrants remained unexercised.

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

On September 29, 2009, the Company entered into a securities purchase agreement with Hydro under which the Company agreed to sell, and Hydro agreed to purchase, 769,230 restricted shares of the Company’s common stock for approximately $5.0 million in a private placement exempt from registration under the Securities Act. The restricted shares were sold to Hydro at a per share price equal to $6.50. The private placement closed on October 6, 2009, at which time the Company and Hydro executed a Registration Rights Agreement, pursuant to which Hydro will be granted demand and piggy-back registration rights.

Secondary Public Offerings: On May 15, 2008, the SEC declared effective the Company’s Registration Statement on Form S-3 (Reg. No. 333-149740), and the Company completed a secondary public offering of 4,370,000 shares of common stock, which included 570,000 shares issued upon the underwriter’s exercise of their overallotment in full. The offering price of $14.00 per share resulted in proceeds of $61,180,000. After deducting underwriting discounts and commissions and offering expenses of approximately $4,361,000, net proceeds to the Company were approximately $56,819,000. JP Morgan was the managing underwriter of the secondary public offering.

On October 1, 2009, the Company entered into an underwriting agreement with Barclays Capital Inc. providing for the sale in a firm commitment offering of 4,615,385 shares of the Company’s common stock at a price to the public of $6.50 per share. The offer and sale of the shares were registered under the Securities Act of 1933, as amended, pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-156665), which became effective with the SEC on January 16, 2009. The offering closed on October 6, 2009 with net proceeds of approximately $27.9 million.

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

As of March 31, 2010, the Company had 26,687,421 shares of common stock and no shares of preferred stock outstanding. We have not declared or paid any dividends through March 31, 2010.

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

The share-based compensation expense that we recognized in our Condensed Statements of Operations for the three months ended March 31, 2010 and 2009 was as follows:

	For the three months ended March 31,
	2010	2009
Share-based compensation cost included in:
Research and development	$100,457	$175,643
Selling, general and administrative	419,570	234,165

Total share-based compensation cost	$520,027	$409,808

The following table presents our share-based compensation expense by type of award for the three months ended March 31, 2010 and 2009:

	For the three months ended March 31,
	2010	2009
Type of Award:
Stock Options	$271,376	$290,835
Restricted Stock Units and Awards	248,651	118,973

Total share-based compensation cost	$520,027	$409,808

Stock Options: The Company recognized share-based compensation expense for stock options of $271,376 ($265,729 to officers, directors and employees, and $5,647 to outside providers) for the three months ended March 31, 2010 related to stock option awards ultimately expected to vest and reduced for estimated forfeitures. The weighted average estimated fair value of employee stock options granted for the three months ended March 31, 2010 and 2009 was $3.50 and $3.49 per share respectively. Fair value was calculated using the Black-Scholes Model with the following weighted average assumptions:

	For the three months ended March 31,
	2010	2009
Expected volatility	102.1%	108.9%
Risk free interest rate	2.6%	1.9%
Expected dividends	—	—
Expected life (in years)	6.2	6.5

For the three months ended March 31, 2010 and 2009, the Company based its estimate of expected volatility, expected life and expected forfeiture rate on historical company experience. In future periods, the compensation expense that the Company records under ASC Topic 718 may differ significantly from what the Company recorded in the current period, as the Company builds company-specific performance history.

As of March 31, 2010, total compensation cost related to non-vested stock options not yet recognized was approximately $2,776,000 ($2,757,000 to officers, directors and employees, and $19,000 to outside providers), which is expected to be recognized over a weighted average period of approximately 2.8 years. As of March 31, 2010, approximately 1,352,000 shares were vested and expected to vest in the future at a weighted average exercise price of $5.48. As of March 31, 2010, approximately 826,000 shares remained available for future grants under the Option Plan.

Restricted Stock: In addition to the stock options discussed above, the Company recognized share-based compensation expense related to restricted stock grants of $248,651 for the three months ended March 31, 2010. We estimate the fair value of our restricted stock awards as our stock price on the grant date.

Total unrecognized share-based compensation expense from unvested restricted stock as of March 31, 2010 was approximately $1,141,000 which is expected to be recognized over a weighted average period of approximately 1.9 years. As of March 31, 2010, approximately 251,000 shares remained available for future grants under the Restricted Stock Plan.

NOTE 13. RELATED PARTY TRANSACTIONS

Included in General and Administrative Expenses for the three months ended March 31, 2010 and 2009 are $175,982 and $201,057, respectively, of expenditures to ITN for facility sublease costs and administrative support expenses. Included in Research and development expense for the three months ended March 31, 2010 and 2009 are $160,055 and $594,398, respectively, of expenditures to ITN for supporting research and development and manufacturing activity, including charges for the use of research and development equipment. Related party payables of $98,991 as of March 31, 2010 and $195,954 as of December 31, 2009 represent costs remaining to be paid to ITN for these expenditures. Related party receivables of $22,826 as of March 31, 2010 and $21,570 as of December 31, 2009 represent pass-through costs for employee benefit insurance.

Included in Property, plant and equipment and Deposits on manufacturing equipment as of March 31, 2010 and 2009 are $2,296,118 and $1,708,956, respectively, of costs to ITN for the construction of manufacturing and research and development equipment and installation labor costs for our FAB1 and FAB2 production lines.

On January 7, 2010, the Company and ITN entered into an equipment purchase agreement whereby the Company purchased six research and development vacuum and deposition chambers for $1,100,000 from ITN. Payments are to be made in three installments beginning January 15, 2010 for $350,000, January 15, 2011 for $350,000 and on January 15, 2012 for $400,000. Due to the Company’s purchase of a majority of the research and development equipment and the Company’s hiring of staff throughout 2009 to provide for much of the ITN administrative and technical support activities, we anticipate that ITN related party activity in 2010 will be significantly reduced.

NOTE 14. COMMITMENTS

Sublease Agreement: On November 1, 2005, the Company entered into a sublease agreement with ITN, an approximate five percent stockholder of the Company, to lease office space in Littleton, Colorado. Future minimum payments due in 2010 under the sublease as of March 31, 2010 are $75,120.

The Company is also responsible for payment of pass-through expenses such as property taxes, insurance, water and utilities. Rent expense for the three months ended March 31, 2010 and 2009 was $75,401 and $59,265 respectively.

Patent License Agreements: In 2006, the Company entered into two non-exclusive patent license agreements. In consideration for the right to license certain inventions, the Company is required to pay annual royalty payments based on net sales of products manufactured using the licensed technology. If there are no net sales of products manufactured using the licensed technology, then a minimum royalty payment is required. The Company has made payments for the annual minimum royalties due associated with these patent license agreements. As of March 31, 2010, the Company has cancelled one of the non-exclusive patent license agreements.

NOTE 15. RETIREMENT PLAN

On July 1, 2006, the Company adopted a qualified 401(k) plan which provides retirement benefits for all of its eligible employees. Under the plan, employees become eligible to participate at the first entry date, provided that they are at least 21 years of age. The participants may elect through salary reduction to contribute up to ceilings established in the Internal Revenue Code. The Company will match 100% of the first six percent of employee contributions. In addition, the Company may make discretionary contributions to the Plan as determined by the Board of Directors. Employees are immediately vested in all salary reduction contributions. Rights to benefits provided by the Company’s discretionary and matching contributions vest 100% after the first year of service for all employees hired before January 1, 2010. For employees hired after January 1, 2010, matching contributions vest over a three-year period, one-third per year.

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

Overview

We are a development stage company formed to commercialize flexible photovoltaic (PV) modules using our proprietary technology. For the three months ended March 31, 2010, we generated approximately $216,000 of revenue. Substantially all of our revenue was from government research and development contracts. Our planned principal operations are to commercialize flexible CIGS PV modules. As of March 31, 2010, we had an accumulated deficit of approximately $52.6 million. Currently our FAB2 production line is being installed and commissioned. Under our current business plan, we expect losses to continue until production reaches an annual rated capacity of approximately 30 MW or more. To date, we have financed our operations primarily through public and private equity financings. On October 6, 2009, the Company completed a public offering of 4,615,385 shares of common stock and a private placement to our largest shareholder, Norsk Hydro Produksjon AS (Hydro), of 769,230 shares. The offering price was $6.50 per share resulting in total net proceeds of approximately $32.9 million. The proceeds from the stock sales are intended to be utilized to fund equipment purchases for FAB2 in Thornton, Colorado, as well as the funding of negative operating cash flows as we ramp up production levels.

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

Approximately 70% of the total equipment planned for delivery into FAB2 had been delivered by March 31, 2010. Our current plan is to bring on line approximately 6MW to 8MW of capacity in FAB2 in 2010. We currently expect that non-BIPV markets will constitute the majority of our product shipments in 2010. We now anticipate beginning external certification of BIPV products, as required for market entry, during the second half of 2010 with Technischer Überwachungs-Verein (TÜV) and Underwriters Laboratory (UL). We are evaluating the timing of further expansion based on many factors that include demand, market conditions, product certification, availability of financing, technical advances and other factors.

Capital Equipment Expenditures and Manufacturing Costs

Since our formation in October 2005, the majority of our cash outlays have gone toward the investment in capital equipment necessary to develop our manufacturing capabilities for producing the commercial products we envision. We expect this trend to continue into the foreseeable future as we incrementally expand our rated capacity. We recently applied for funding under the U.S. Department of Energy (DOE) Loan Guarantee Program for our planned FAB3 production line with a name plate capacity of 150 MW per year. The DOE has reviewed our Part I submission under the Loan Guarantee Application—Innovative Energy Efficiency, Renewable Energy and Advanced Transmission and Distribution Technologies Solicitation No. DE-FOA-0000140, and has deemed it responsive to the initial threshold requirements, and they intend to proceed with further evaluation of our application.

We currently expect the capital expenditures for FAB2 to total approximately $102 million to $107 million for manufacturing and development equipment and approximately $19 million for the acquisition and renovation of our new manufacturing facility in Thornton, Colorado. We also expect capital expenditures of approximately $8 million for installation, qualification and other associated pre-operating expenses related to the first FAB2 expansion. As of March 31, 2010, we have made actual cash payments of approximately $76.5 million for the FAB2 equipment including installation costs and approximately $19 million for the building and renovations which are now substantially complete. A balance of approximately $11.3 million for FAB2 manufacturing equipment already delivered to our FAB2 location is expected to be paid in 2010.

During the first quarter of 2009, we began limited production of monolithically integrated flexible CIGS modules from our FAB1 production line. In early 2010, we plan to complete equipment qualification for tools already delivered, and we anticipate beginning production in FAB2 in second quarter 2010.

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

We are in the process of qualifying the production tools that have been delivered into FAB2. We have additional tools on order that have not been delivered into FAB2. The output of FAB2 in 2010 will depend on product demand, additional capital, market conditions, technical factors, and the timing of the final qualification and delivery of tools into FAB2, although we currently expect to bring approximately 6MW to 8MW of rated capacity online in 2010. We have begun discussions with our equipment suppliers regarding delaying delivery of certain equipment and may incur additional charges as a result. We intend to continue to optimize our manufacturing processes including throughput, efficiency and yield to improve product performance and reduce manufacturing costs. We also intend to identify and evaluate suitable locations for new production lines for future expansion, domestically and abroad, that we believe will best serve our target markets and customers for future expansion.

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

•	The effect that currency fluctuations may have on our capital equipment purchases, manufacturing costs and the price of our planned PV modules;

•	Changes in the supply and demand for PV modules as well as fluctuations in selling prices for PV modules worldwide;

•	Our ability to raise additional capital on terms favorable to us;

•	Our ability to manage the planned expansion of our manufacturing facilities, operations and personnel; and

•	Our ability and the ability of our distributors, suppliers and customers to manage operations and orders during the global financial crisis and financial downturn.

Basis of Presentation: The Company’s activities to date have substantially consisted of raising capital, research and development, establishment of our FAB1 production plant and the development of our FAB2 expansion plant. Revenues to date have been generated from the Company’s governmental research and development (R&D) contracts and have not been significant. The Company’s planned principal operations to commercialize flexible PV modules have not yet commenced. Accordingly, the Company is considered to be in the development stage and has presented its financial statements in accordance with the accounting guidance for development stage companies that consists of additional disclosure of inception to date activity in our Condensed Statements of Operations, Condensed Statements of Stockholders’ Equity and Comprehensive Income (Loss) and Condensed Statements of Cash Flows.

The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Cash Equivalents: The Company considers all highly liquid debt securities purchased with an original maturity of three months or less to be cash equivalents. The Company maintains cash balances which may exceed federally insured limits. The Company does not believe that this results in significant credit risk.

Investments: The Company has classified its investments as “available-for-sale.” Such investments are carried at fair value, based on quoted market prices with the unrealized holding gains and losses reported as Accumulated other comprehensive income (loss) in the stockholders’ equity section of the Condensed Balance Sheets. Realized gains and losses on sales of securities are computed using the specific identification method. The Company evaluates declines in market value for potential impairment. If the decline results in a value below cost and is determined to be other than temporary, the investment is written down to its impaired value and a new cost basis is established.

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

Foreign Currency translation: Bank account balances related to our forward contracts are translated to U.S. dollars utilizing the period end exchange rate. Gains or losses on foreign currency translation adjustments in connection with our forward contracts are recorded within realized gain (loss) on forward contracts in Other Income/(Expense) on the Condensed Statement of Operations.

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

Patents: At such time as the Company is awarded patents, patent costs are amortized on a straight-line basis over the legal life, or over their estimated useful lives, whichever is shorter. As of March 31, 2010, the Company had $198,206 of net patent costs, of which $23,022 represent costs net of amortization incurred for an awarded patent, and the remaining $175,184 represents costs incurred for patent applications filed. Amortization expense for the three months ended March 31, 2010 and 2009 was $1,279.

Property, Plant and Equipment: Property, plant and equipment are recorded at the original cost to the Company. Assets are being depreciated over estimated useful lives of three to ten years using the straight-line method, commencing when the asset is placed in service. Leasehold improvements are depreciated over the shorter of the remainder of the lease term or the life of the improvements. Upon retirement or disposal, the cost of the asset disposed of and the related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income. Expenditures for repairs and maintenance are expensed as incurred.

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

Interest Capitalization: We capitalize interest cost as part of the historical cost acquiring or constructing certain assets during the period of time required to get the asset ready for its intended use. During 2009 and the first quarter of 2010, these assets consisted of property, plant and equipment. We capitalize interest to the extent that expenditures to acquire or construct an asset have occurred and interest cost has been incurred.

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

Net loss per Common Share: Basic earnings per share include no dilution and are computed by dividing income available to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. Common stock equivalents consisting of Class B warrants, IPO warrants (representative warrants), and stock options and unvested restricted stock outstanding as of March 31, 2010 of approximately 12 million shares, have been omitted from loss per share because they are anti-dilutive. Net Loss Per Share was the same for both basic and diluted for the periods ended March 31, 2010 and 2009.

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

Comprehensive income (loss): Our comprehensive income (loss) consists of our net income (loss) and changes in unrealized gains or losses on available-for-sale investments, the impact of which has been excluded from net loss. We present our comprehensive income (loss) in the Condensed Statements of Stockholders’ Equity and Comprehensive Income (Loss). Our accumulated other comprehensive income (loss) is presented as a component of equity in our Condensed Balance Sheets and consists of the cumulative amount of unrealized gains or losses on available-for-sale investments that we have incurred since the inception of our business.

Reclassifications: Certain reclassifications have been made to the 2009 financial information to conform to the 2010 presentation.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Actual results could differ from those estimates and operating results for the three months ended March 31, 2010 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Unaudited Information: The accompanying interim financial information as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 and the period from inception (October 18, 2005) through March 31, 2010 was taken from the Company’s books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of results of normal recurring accruals) that are necessary to fairly state the financial position of the Company as of March 31, 2010 and the results of operations for the three months ended March 31, 2010 and 2009 and the period from inception (October 18, 2005) through March 31, 2010.

Recent Accounting Pronouncements: In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. This ASU requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. ASU 2010-06 requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010; early adoption is permitted. We do not expect that the adoption of ASU 2010-06 will have a material impact on our financial position, results of operations or cash flows.

Results of Operations

Comparison of the Three Months Ended March 31, 2010 and 2009

Our activities to date have substantially consisted of raising capital, business and product development, research and development and the development of our FAB1 production line and the construction of our FAB2 production line.

Research and Development Revenues. Our R&D revenues were $216,196 for the three months ended March 31, 2010 compared to $516,133 for the three months ended March 31, 2009, a decrease of $299,937. The majority of our R&D revenues during the three months ended March 31, 2010 and 2009 were revenues earned on our government R&D contracts. The decrease is due to a contract completion early in 2010 and an increase in work on internal research and development.

Research and Development. R&D costs include the costs incurred for pre-production activities for our FAB1 and FAB2 production lines and facility and equipment infrastructure costs on our FAB2 production line. R&D costs also include costs related to our governmental contracts. R&D costs were $4,558,319 for the three months ended March 31, 2010 compared to $3,195,653 for the three months ended March 31, 2009, an increase of $1,362,666. Costs related to pre-production activities increased approximately $1,397,000. The pre-production cost increases were comprised of materials and equipment related costs of approximately $338,000, depreciation and amortization of approximately $352,000, personnel related costs of approximately $706,000 and facility related costs of approximately $426,000 offset by a decrease in consulting and contract services of approximately $377,000 and stock compensation expense of approximately $78,000. Governmental R&D expenditures decreased by approximately $34,000.

General and Administrative. G&A expenses were $2,131,105 for the three months ended March 31, 2010 compared to $1,580,878 for the three months ended March 31, 2009, an increase of $550,227. This increase is comprised of costs associated with increased headcount of approximately $370,000, insurance costs of approximately $23,000, and stock compensation expense of approximately $188,000 offset by a decrease in contract services of $57,000.

Interest Expense. Interest expense was $0 for the three months ended March 31, 2010 compared to $83,345 for the three months ended March 31, 2009, a decrease of $83,345. Interest expense of $121,309 for the three months ended March 31, 2010 was capitalized as property and equipment. Interest expense reported in interim periods of 2009 was subsequently capitalized at year end. Interest incurred relates to our CHFA loan utilized for our FAB2 production facility expansion in Thornton, Colorado.

Interest Income. Interest income was $12,110 for the three months ended March 31, 2010 compared to $333,367 for the three months ended March 31, 2009, a decrease of $321,257. Interest income represents interest on cash and short-term investments. The decrease in interest income is due to significantly lower interest rates in 2010 as compared to 2009 as well as a lower average cash balance.

Realized Loss on Forward Contracts and Unrealized Loss on Forward Contracts. For the three months ended March 31, 2010 the realized loss on forward contracts was $142,630 compared to $556,373 for the three months ended March 31, 2009, a decrease of $413,743. For the three months ended March 31, 2010, the unrealized gain on forward contracts was $0 compared to the unrealized gain of $154,191 for the three months ended March 31, 2009 resulting in a decrease of $154,191 from the prior year. As of December 31, 2009, all forward contracts had been settled, resulting in the reversal of all unrealized gains and losses. Although the hedging activity is designed to fix the dollar amount to be expended, the asset purchased is recorded at the spot rate in effect as of the date of the payment to the supplier. The difference between the spot rate and the forward rate has been reported as a loss on forward contract. The forward contract was 100% effective in fixing the amount to be paid to the supplier in dollar terms as of the date the forward contract was entered into.

Net Loss. Our Net Loss was $6,603,748 for the three months ended March 31, 2010 compared to a Net Loss of $4,412,558 for the three months ended March 31, 2009, an increase in Net Loss of $2,191,190. The increase in Net Loss can be summarized in variances in significant account activity as follows:

(Increase) decrease to Net Loss For the Three Months Ended March 31, 2010
Contract revenues	$(299,937)
Research and development costs
Manufacturing R&D	(1,474,886)
Government R&D	34,482
Non-cash stock based compensation	77,738
General and administrative expenses
Corporate G&A	(362,271)
Non-cash stock based compensation	(187,956)
Interest expense	83,345
Interest income	(321,257)
Realized Loss on forward contract	413,743
Unrealized Gain on forward contracts	(154,191)

Increase to Net Loss	$(2,191,190)

Liquidity and Capital Resources

For the three months ended March 31, 2010, our cash used in operations was approximately $5.8 million compared to approximately $3.1 million for the three months ended March 31, 2009. For the three months ended March 31, 2010 approximately $2.5 million was expended for payments on FAB2 tools and renovations to the FAB2 production facility.

On October 6, 2009 the Company completed a public offering with Barclays Capital Inc. acting as managing underwriter, and a concurrent private placement with its largest shareholder, Hydro, yielding total net proceeds of approximately $32.9 million. As of March 31, 2010, we had approximately $51.6 million in cash and investments. We currently expect the cost of FAB2 will total approximately $102 million to $107 million for manufacturing and development equipment and approximately $19 million for the acquisition of the building and renovation of the FAB2 facility. We also expect capital expenditures of approximately $8 million for installation, qualification and other associated pre-operating expenses related to the expansion. As of March 31, 2010, we have made actual cash payments of approximately $76.5 million for the FAB2 manufacturing and development equipment, including installation costs and approximately $19 million for the building and renovations that are now substantially complete. A balance of approximately $11.3 million for FAB2 manufacturing equipment already delivered to our FAB2 location is expected to be paid in 2010.

The Company expects current cash and investments will be sufficient to fund operations and capital expenditures through 2010. Changes in the level of expected operating losses, the timing of planned capital expenditures or other factors may negatively impact our cash flows and reduce current cash and investments faster than anticipated. The Company expects to raise additional capital during 2010.

During the three months ended March 31, 2010, the use of cash for operational expenses averaged approximately $1.9 million per month and was related to pre-manufacturing activities, research and development, business development and general corporate expenses. Our average monthly operational expense for the three months ended March 31, 2010 of approximately $1.9 million is net of average monthly R&D revenues from our governmental contracts of approximately $0.07 million. A significant component of our costs for the three months ended March 31, 2010 related to the qualification and hiring of additional personnel for operations in our FAB1 production line and installation and qualification of our new FAB2 production line along with company infrastructure costs to support our expansion. We anticipate that our operational expenditures will continue to increase throughout 2010 as we increase the size of our workforce and scale up FAB2. As of March 31, 2010, we had 113 full-time employees of which 86 were manufacturing personnel. We plan to continue to selectively increase our staff during 2010 as required.

We do not expect that our sales revenue in 2010 from the FAB1 and FAB2 production lines will support our operating cash requirements. We expect that we may need to raise additional capital to cover our operating losses and future manufacturing capacity expansion. We currently are pursuing various avenues to obtain additional capital for operating expenses and future expansion. We have submitted materials in connection with a loan guarantee program sponsored by the U.S. Department of Energy for our planned FAB3 production line with name plate capacity of 150 MW per year, and may explore raising money in the equity markets. The DOE has reviewed our Part I submission under the Loan Guarantee Application—Innovative Energy Efficiency, Renewable Energy and Advanced Transmission and Distribution Technologies Solicitation No. DE-FOA-0000140, and has deemed it responsive to the initial threshold requirements, and they intend to proceed with further evaluation of our application.

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

Contractual Obligations

As of March 31, 2010, we had open purchase orders related to our equipment and tooling orders in the approximate amount of $17.8 million and purchase orders for materials and services in the approximate amount of $4.4 million. On January 7, 2010 we purchased research and development equipment from a related party for which there is a note payable of $750,000 as of March 31, 2010. We have an outstanding note payable in the amount of $7.2 million.

Off Balance Sheet Transactions

As of March 31, 2010, we did not have any off balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

In July 2008 and March 2009, the Company entered into fair value hedges utilizing forward contracts designed to match scheduled contractual payments to equipment suppliers which are denominated in Euros and Yen. The total notional value of the Euro forward contracts was €6.4 million with various contract settlement dates beginning September 15, 2008 through July 31, 2009. The total notional value of the Yen forward contracts was ¥521.4 million with contract settlement dates of March and April 2009. All forward contracts have been settled as of December 31, 2009, however, not all payments have been made to our equipment suppliers. Included in cash and cash equivalents is $3,379,404 related to €2,502,150 and $1,426,713 related to ¥133,440,440 held as of March 31, 2010 in our bank account for future payments to our equipment suppliers. Based on our overall currency rate exposure as of March 31, 2010, a near-term 10% appreciation or depreciation in the United States Dollar, relative to our foreign currencies, would have a positive or negative impact of approximately $0.5 million on our results of operations.

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

We currently have unhedged open purchase orders to an equipment supplier denominated in Yen for approximately ¥655.2 million. A 10% appreciation or depreciation in the United States Dollar, relative to this purchase obligation, would have a positive or negative impact of approximately $0.8 million on our future cash flows. We cannot accurately predict future exchange rates or the overall impact of future exchange rate fluctuations on our business, results of operations and financial condition.

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our cash equivalents and investment portfolio. As of March 31, 2010, our cash equivalents consisted of money market funds and investments in U.S. government securities, and high quality corporate securities. The primary objective of our investment activities is to preserve principal and provide liquidity on demand, while at the same time maximizing the income we receive from our investments without significantly increasing risk. The direct risk to us associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a change in interest rates will have a significant impact on our financial position, results of operations or cash flows.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (SEC) rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of March 31, 2010. Based on this evaluation, our management concluded that as of March 31, 2010, the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Control over Disclosure and Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the updated risk factors in our Annual Report on Form 10-K filed on March 16, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K filed on March 16, 2010 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 6. Exhibits

a. A list of exhibits is found on page 31 of this report.

ASCENT SOLAR TECHNOLOGIES, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of May, 2010.

ASCENT SOLAR TECHNOLOGIES, INC.

By:	/s/ GARY GATCHELL
Gary Gatchell Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

ASCENT SOLAR TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form SB-2 filed January 23, 2006 (Reg. No. 333-131216), as amended)

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed February 17, 2009)

3.3	First Amendment to Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q filed on November 5, 2009)

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith