Form 10-Q
period 2010-06-30
Ascent Solar Technologies, Inc.
filed 2010-08-05
CIK 1350102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

As of July 26, 2010, there were 26,753,832 shares of our common stock issued and outstanding.

ASCENT SOLAR TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

Quarterly Period Ended June 30, 2010

PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements (unaudited)	3
	Condensed Balance Sheets—As of June 30, 2010 and December 31, 2009	3
	Condensed Statements of Operations—For the three and six months ended June 30, 2010 and June 30, 2009 and for the period from inception (October 18, 2005) through June 30, 2010	4
	Condensed Statements of Stockholders’ Equity and Comprehensive Income (Loss)—For the period from inception (October 18, 2005) through December 31, 2009 and for the six months ended June 30, 2010	5
	Condensed Statements of Cash Flows—For the six months ended June 30, 2010 and June 30, 2009 and for the period from inception (October 18, 2005) through June 30, 2010	7
	Notes to Condensed Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	29
PART II. OTHER INFORMATION
Item 1A.	Risk Factors	30
Item 6.	Exhibits	30
SIGNATURES		31
EXHIBIT INDEX		32

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

ASCENT SOLAR TECHNOLOGIES, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$15,591,863	$21,717,215
Investments	25,842,804	38,788,671
Accounts receivable	430,619	133,846
Related party receivable	21,572	21,570
Other current assets	1,081,197	817,629

Total current assets	42,968,055	61,478,931
Property, Plant and Equipment:	108,445,108	106,726,525
Less accumulated depreciation and amortization	(6,658,165)	(4,095,762)

	101,786,943	102,630,763

Other Assets
Deposits on manufacturing equipment	9,469,299	8,316,193
Patents, net of amortization of $14,069 and $11,511, respectively	207,713	167,030
Other non-current assets	65,937	67,812

	9,742,949	8,551,035

Total Assets	$154,497,947	$172,660,729

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$654,951	$692,557
Related party payables	111,521	195,954
Accrued expenses	1,759,857	2,151,875
Accrued property, plant and equipment	2,233,783	7,992,479
Deferred contract revenue	157,981	—
Current portion of long-term debt	224,738	217,463
Current portion of long-term debt – related party	350,000	—

Total current liabilities	5,492,831	11,250,328
Long-Term Debt	6,981,168	7,095,386
Long-Term Debt - Related Party	400,000	—
Commitments and Contingencies (Notes 8 & 14)
Stockholders’ Equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.0001 par value, 75,000,000 shares authorized; 26,753,832 and 26,583,845 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	2,675	2,658
Additional paid in capital	201,942,696	200,344,727
Deficit accumulated during the development stage	(60,325,537)	(46,029,358)
Accumulated other comprehensive income	4,114	(3,012)

Total stockholders’ equity	141,623,948	154,315,015

Total Liabilities and Stockholders’ Equity	$154,497,947	$172,660,729

The accompanying notes are an integral part of these condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Period from Inception (October 18, 2005) Through June 30, 2010
	2010	2009	2010	2009
Revenues	$446,014	$262,674	$662,209	$778,806	$4,628,958
Costs and Expenses
Research and development	5,928,020	3,363,732	10,486,338	6,559,383	41,696,031
Selling, general and administrative	1,919,076	1,623,068	4,050,182	3,203,947	25,287,852

Total Costs and Expenses	7,847,096	4,986,800	14,536,520	9,763,330	66,983,883

Loss from Operations	(7,401,082)	(4,724,126)	(13,874,311)	(8,984,524)	(62,354,925)
Other Income/(Expense)
Interest expense	—	(127,988)	—	(211,333)	(1,087,293)
Interest income	4,456	146,641	16,566	480,007	4,392,036
Realized gain (loss) on investments	193	59,383	193	59,383	27,473
Realized loss on forward contracts	(295,997)	(424,331)	(438,627)	(980,703)	(1,302,828)
Unrealized gain on forward contracts	—	540,262	—	694,453	—

	(291,348)	193,967	(421,868)	41,807	2,029,388

Net Loss	$(7,692,430)	$(4,530,159)	$(14,296,179)	$(8,942,717)	$(60,325,537)

Net Loss Per Share (Basic and diluted)	$(0.29)	$(0.22)	$(0.54)	$(0.43)

Weighted Average Common Shares Outstanding (Basic and diluted)	26,730,175	21,025,496	26,702,297	20,993,176

The accompanying notes are an integral part of these condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

For the Period from inception (October 18, 2005) through December 31, 2009 and for the Six Months Ended June 30, 2010

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at inception, October 18, 2005	—	—	—	—	—	—	—	—
Proceeds from sale of common stock (11/05 @ $.04 per share)	972,000	$97	—	$—	$38,783	$—	$—	$38,880
Stock based compensation:
Founders stock	—	—	—	—	933,120	—	—	933,120
Stock options	—	—	—	—	26,004	—	—	26,004
Net loss	—	—	—	—	—	(1,207,234)	—	(1,207,234)

Balance, December 31, 2005	972,000	$97	—	$—	$997,907	$(1,207,234)	$—	$(209,230)

Transfer of assets at historical cost (1/06 @ $0.03 per share)	1,028,000	103	—	—	31,097	—	—	31,200
Proceeds from IPO (7/06 @ $5.50 per unit)	3,000,000	300	—	—	16,499,700	—	—	16,500,000
IPO costs	—	—	—	—	(2,392,071)	—	—	(2,392,071)
Stock issued to bridge loan lenders (7/06 @ $2.75 per share)	290,894	29	—	—	799,971	—	—	800,000
Exercise of stock options (9/06 & 12/06 @ $0.10 per share)	31,200	3	—	—	3,117	—	—	3,120
Stock based compensation—stock options	—	—	—	—	348,943	—	—	348,943
Net loss	—	—	—	—	—	(4,180,912)	—	(4,180,912)

Balance, December 31, 2006	5,322,094	$532	—	$—	$16,288,664	$(5,388,146)	$—	$10,901,050

Exercise of stock options (1/07 - 12/07 @ $.10) (7/07 - 12/07 @ $4.25) (9/07 - 12/07 @ $2.51 - $2.76)	169,963	17	—	—	346,417	—	—	346,434
Conversion of Class A public warrants at $6.60	3,098,382	310	—	—	20,449,011	—	—	20,449,321
Redemption of Class A public warrants at $0.25 per share	—	—	—	—	(48,128)	—	—	(48,128)
Conversion of Class B public warrants at $11.00 per share	11,000	1	—	—	120,999	—	—	121,000
Stock based compensation—stock options	—	—	—	—	1,734,879	—	—	1,734,879
Proceeds from private placement:
Common stock (3/07 @ $5.77 and 8/07 @ $7.198)	2,534,462	254	—	—	15,962,003	—	—	15,962,257
Class B public warrants (8/07 @ $1.91)	—	—			3,754,468	—	—	3,754,468
Private placement costs	—	—	—	—	(75,807)	—	—	(75,807)
Exercise of representative’s warrants (9/07 - 11/07 @ $6.60 per unit)	300,000	30	—	—	1,979,970	—	—	1,980,000
Net loss	—	—	—	—	—	(6,503,419)	—	(6,503,419)

Balance, December 31, 2007	11,435,901	$1,144	—	$—	$60,512,476	$(11,891,565)	$—	$48,622,055

The accompanying notes are an integral part of these condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Continued)

(Unaudited)

For the Period from inception (October 18, 2005) through December 31, 2009 and for the Six Months Ended June 30, 2010

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 31, 2007	11,435,901	$1,144	—	$—	$60,512,476	$(11,891,565)	$—	$48,622,055
Components of comprehensive loss
Unrealized gain on investments	—	—	—	—	—	—	331,068	331,068
Net loss	—	—	—	—	—	(13,215,076)	—	(13,215,076)

Total comprehensive loss								(12,884,008)

Exercise of stock options (1/08 - 12/08 @ $0.10, $2.73, $2.90 & $4.25)	133,137	13	—	—	120,520	—	—	120,533
Issuance of Restricted Stock	69,846	7	—	—	(7)	—	—	—
Conversion of Class B public warrants at $11.00 per share	98,800	10	—	—	1,086,790	—	—	1,086,800
Stock based compensation	—	—	—	—	1,881,399	—	—	1,881,399
Proceeds from private placement:
Common stock (3/08 @ $9.262 & 10/08 @ $6.176)	4,763,698	476	—	—	36,647,217	—	—	36,647,693
Class B public warrants (3/08 @ $3.954)	—	—	—	—	6,681,884	—	—	6,681,884
Exercise of representative’s warrants (1/08 @ $6.60 per unit)	75,000	8	—	—	494,992	—	—	495,000
Proceeds from shareholder under Section 16(b)	—	—	—	—	148,109	—	—	148,109
Proceeds from secondary public offering (5/08 @ $14.00)	4,370,000	437	—	—	61,179,563	—	—	61,180,000
Costs of secondary public offering	—	—	—	—	(4,361,358)	—	—	(4,361,358)

Balance, December 31, 2008	20,946,382	$2,095	—	$—	$164,391,585	$(25,106,641)	$331,068	$139,618,107

Components of comprehensive loss
Unrealized loss on investments	—	—	—	—	—	—	(334,080)	(334,080)
Net loss	—	—	—	—	—	(20,922,717)	—	(20,922,717)

Total comprehensive loss								(21,256,797)

Exercise of stock options (1/09 - 12/09 @ $0.10, $2.76 & $4.25)	105,169	10	—	—	339,606	—	—	339,616
Issuance of Restricted Stock	147,679	15	—	—	(15)	—	—	—
Stock based compensation	—	—	—	—	2,676,957	—	—	2,676,957
Proceeds from private placement:
Common stock (10/09 @ $6.50)	769,230	77	—	—	4,999,918	—	—	4,999,995
Proceeds from public offering (10/09 @ $6.50)	4,615,385	461	—	—	29,999,542	—	—	30,000,003
Costs of public offering	—	—	—	—	(2,062,866)	—	—	(2,062,866)

Balance, December 31, 2009	26,583,845	$2,658	—	$—	$200,344,727	$(46,029,358)	$(3,012)	$154,315,015

Components of comprehensive loss
Unrealized loss on investments	—	—	—	—	—	—	7,126	7,126
Net loss	—	—	—	—	—	(14,296,179)	—	(14,296,179)

Total comprehensive loss								(14,289,053)

Exercise of stock options (1/10 - 6/10 @ $0.10, $2.90 & $3.17)	45,763	5	—	—	55,007	—	—	55,012
Issuance of Restricted Stock	124,224	12	—	—	(12)	—	—	—
Stock based compensation	—	—	—	—	1,542,974	—	—	1,542,974

Balance, June 30, 2010	26,753,832	$2,675	—	$—	$201,942,696	$(60,325,537)	$4,114	$141,623,948

The accompanying notes are an integral part of these condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,		For the Period from inception (October 18, 2005) through
	2010	2009	June 30, 2010
Operating Activities:
Net loss	$(14,296,179)	$(8,942,717)	$(60,325,537)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,566,836	1,017,314	6,681,297
Stock based compensation	1,542,974	887,652	9,144,276
Realized loss on forward contract	438,627	980,703	1,302,828
Unrealized gain on forward contracts	—	(694,453)	—
Charge off of deferred financing costs to interest expense	—	—	198,565
Charge off of bridge loan discount to interest expense	—	—	800,000
Changes in operating assets and liabilities:
Accounts receivable	(296,775)	86,451	(430,619)
Related party receivables	—	(26,030)	(21,572)
Prepaid expenses and other current assets	(263,568)	285,569	(1,081,196)
Accounts payable	(37,606)	(5,629)	654,951
Related party payable	(84,433)	80,543	111,521
Accrued expenses	(392,018)	176,761	1,759,857
Deferred contract revenue	157,981	—	157,981

Net cash used in operating activities	(10,664,161)	(6,153,836)	(41,047,648)
Investing Activities:
Purchases of available-for-sale-securities	(34,711,326)	(97,215,184)	(874,374,589)
Maturities and sales of available-for-sale securities	47,664,319	131,137,684	848,535,899
Purchase of property, plant and equipment	(6,377,279)	(5,042,162)	(39,690,232)
Deposits on manufacturing equipment	(1,591,733)	(28,034,267)	(76,086,977)
Patent activity costs	(43,241)	(13,096)	(196,825)
Deposit on building	—	—	(100,000)

Net cash provided by (used in) investing activities	4,940,740	832,975	(141,912,724)
Financing Activities:
Proceeds from bridge loan financing	—	—	1,600,000
Repayment of bridge loan financing	—	—	(1,600,000)
Payment of debt financing costs	—	—	(273,565)
Payment of equity offering costs	—	—	(8,892,103)
Proceeds from debt	—	229,754	7,700,000
Repayment of debt	(106,943)	(33,559)	(494,094)
Repayment of debt-related party	(350,000)	—	(350,000)
Proceeds from shareholder under Section 16(b)	—	—	148,109
Proceeds from issuance of stock and warrants	55,012	335,492	200,762,016
Redemption of Class A warrants	—	—	(48,128)

Net cash provided by (used in) financing activities	(401,931)	531,687	198,552,235

Effect of exchange rate changes on cash and cash equivalents	—	336,679	—

Net change in cash and cash equivalents	(6,125,352)	(4,452,495)	15,591,863
Cash and cash equivalents at beginning of period	21,717,215	32,913,304	—

Cash and cash equivalents at end of period	$15,591,863	$28,460,809	$15,591,863

Supplemental Cash Flow Information:
Cash paid for interest	$—	$164,450	$424

Cash paid for income taxes	$—	$—	$—

Non-Cash Transactions:
ITN initial contribution of assets for equity	$—	$—	$31,200

Note with ITN and related capital expenditures	$1,100,000	$—	$1,100,000

The accompanying notes are an integral part of these condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION

Ascent Solar Technologies, Inc. (Ascent or the Company) was incorporated on October 18, 2005 from the separation by ITN Energy Systems, Inc. (ITN) of its Advanced Photovoltaic Division and all of that division’s key personnel and core technologies. ITN, a private company incorporated in 1994, is an incubator dedicated to the development of thin-film, photovoltaic (PV) battery, fuel cell and nano technologies. Through its work on research and development contracts for private and governmental entities, ITN developed proprietary processing and manufacturing know-how applicable to PV products generally, and to Copper-Indium-Gallium-diSelenide (CIGS) PV products in particular. ITN formed Ascent to commercialize its investment in CIGS PV technologies. In January 2006, in exchange for 1,028,000 shares of common stock of Ascent, ITN assigned to Ascent certain CIGS PV technologies and trade secrets and granted to Ascent a perpetual, exclusive, royalty-free worldwide license to use, in connection with the manufacture, development, marketing and commercialization of CIGS PV to produce solar power, certain of ITN’s existing and future proprietary and control technologies that, although non-specific to CIGS PV, we believe will be useful in our production of PV modules for our target markets. Upon receipt of the necessary government approvals and pursuant to novation in early 2007, ITN assigned government-funded research and development contracts to Ascent and also transferred the key personnel working on the contracts to Ascent. Today, ITN still provides Ascent a limited amount of administrative and technical services.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The Company’s activities to date have substantially consisted of raising capital, research and development, establishment of our FAB1 production plant and the development of our FAB2 expansion plant. Revenue to date has been primarily generated from the Company’s governmental research and development (R&D) contracts and has not been significant. We have recently begun to increase production at our FAB2 plant and a limited number of modules have been produced; however revenue from product sales has been immaterial. The Company’s planned principal operations to commercialize flexible PV modules have not yet commenced. Accordingly, the Company is considered to be in the development stage and has presented its financial statements in accordance with the accounting guidance for development stage companies that consists of additional disclosure of inception to date activity in our Condensed Statements of Operations, Condensed Statements of Stockholders’ Equity and Comprehensive Income (Loss) and Condensed Statements of Cash Flows.

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

Foreign Currency translation: Bank account balances related to our forward contracts are translated to U.S. dollars utilizing the period end exchange rate. Gains or losses on foreign currency translation adjustments in connection with our forward contracts are recorded within realized gain (loss) on forward contracts in Other Income/(Expense) on the Condensed Statements of Operations.

Revenue Recognition: Revenue from governmental research and development contracts is generated under terms that are cost plus fee or firm fixed price. Revenue from cost plus fee contracts is recognized as costs are incurred on the basis of direct costs plus allowable indirect costs and an allocable portion of the firm fixed fee. Revenue from firm fixed price contracts is recognized under the percentage-of-completion method of accounting, with costs and estimated profits included in contract revenue as work is performed. If actual and estimated costs to complete a contract indicate a loss, provision is made currently for the loss anticipated on the contract. Revenue from commercial sales of flexible photovoltaic (PV) modules is recognized as modules are delivered and title has transferred to the customer.

Patents: At such time as the Company is awarded patents, patent costs are amortized on a straight-line basis over the legal life, or over their estimated useful lives, whichever is shorter. As of June 30, 2010, the Company had $207,713 of net patent costs, of which $21,743 represent costs net of amortization incurred for an awarded patent, and the remaining $185,970 represents costs incurred for patent applications filed. Amortization expense for the three months ended June 30, 2010 and 2009 was $1,279 and for the six months ended June 30, 2010 and 2009 was $2,558.

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

Interest Capitalization: We capitalize interest cost as part of the historical cost of acquiring or constructing certain assets during the period of time required to get the asset ready for its intended use. During 2009 and the first two quarters of 2010, these assets consisted of property, plant and equipment. We capitalize interest to the extent that expenditures to acquire or construct an asset have occurred and interest cost has been incurred.

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

Net loss per Common Share: Basic earnings per share include no dilution and are computed by dividing income available to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential securities that could share in the earnings of the Company, similar to fully diluted earnings per share. Common stock equivalents consisting of Class B warrants, IPO warrants (representative warrants), and stock options and unvested restricted stock outstanding as of June 30, 2010 and 2009 of approximately 12.6 million shares and 12.0 million shares, respectively, have been omitted from loss per share because they are anti-dilutive. Net Loss Per Share was the same for both basic and diluted for the periods ended June 30, 2010 and 2009.

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

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years (2005-2009) in these jurisdictions. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded.

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

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Actual results could differ from those estimates and operating results for the six months ended June 30, 2010 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Unaudited Information: The accompanying interim financial information as of June 30, 2010 and for the six months ended June 30, 2010 and 2009 and the period from inception (October 18, 2005) through June 30, 2010 was taken from the Company’s books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of results of normal recurring accruals) that are necessary to fairly state the financial position of the Company as of June 30, 2010 and the results of operations for the six months ended June 30, 2010 and 2009 and the period from inception (October 18, 2005) through June 30, 2010.

Recent Accounting Pronouncements: In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. This ASU requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. ASU 2010-06 requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010; early adoption is permitted. The adoption of ASU 2010-06 did not have a material impact on our financial position, results of operations or cash flows.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition—Milestone Method (Topic 605). This ASU requires new disclosures and provides a consistent framework for applying the milestone method of revenue recognition. ASU 2010-17 states that a vendor may recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010; early adoption is permitted. We do not expect the adoption of ASU 2010-17 will have a material impact on our financial position, results of operations or cash flows.

NOTE 3. LIQUIDITY AND CONTINUED OPERATIONS

As discussed in Note 1, the Company is in the development stage and is currently incurring significant losses from operations. As of June 30, 2010, the Company had $41.4 million in cash and investments. We intend to use approximately $17.8 million in 2010 and approximately $21.0 million in 2011 and 2012 on final payments to our equipment suppliers and shipping and installation costs for our FAB2 production line.

The Company commenced limited production on its FAB1 production line in the first quarter of 2009. We do not expect that sales revenue from the FAB1 production line will be sufficient to support operations and cash requirements, and it is unlikely that sales revenue will support operating cash requirements until we achieve actual full production capacity on our FAB2 production line.

The Company expects current cash and investments will be sufficient to fund operations and capital expenditures for the next twelve months. Changes in the level of expected operating losses, the timing of planned capital expenditures or other factors may negatively impact our cash flows and reduce current cash and investments faster than anticipated. The Company expects to raise additional capital during 2010.

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

The following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis and its classification on the balance sheet as of June 30, 2010:

	Level 1	Level 2	Level 3	Total	Cash Equivalents	Investments
Financial Assets:
U.S. government securities	$4,525,828	$23,017,968	$—	$27,543,796	$3,498,409	$24,045,387
Money market funds	1,384,293	—	—	1,384,293	1,384,293	—
Corporate securities	—	9,196,827	—	9,196,827	7,399,410	1,797,417

	$5,910,121	$32,214,795	$—	$38,124,916	$12,282,112	$25,842,804

As of June 30, 2010, the Company held securities issued by U.S. government agencies (AAA/Aaa ratings) and A-1/A-1+ rated corporate notes. Approximately $32.2 million of these securities are classified as Level 2 because the Company does not believe that it is possible to obtain a firm, up-to-date price of such securities from, for example, a major exchange; and as a result, the Company relies on its brokerage firm and investment manager to report its fair value of such securities at the end of each month. Investments have not been transferred between levels.

NOTE 5. INVESTMENTS

Securities held by the Company as of June 30, 2010 are classified as available-for-sale and consisted of U.S. government securities and corporate securities. Such investments are carried at fair value, based on quoted market prices with the unrealized holding gains and losses reported as Accumulated other comprehensive income (loss) in the stockholders’ equity section of the Condensed Balance Sheets. Realized gains and losses on sales of securities are computed using the specific identification method. The Company evaluates declines in market value for potential impairment. If the decline results in a value below cost and is determined to be other than temporary, the investment is written down to its impaired value and a new cost basis is established. A summary of available-for-sale securities as of June 30, 2010 is as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$24,041,095	$5,397	$(1,105)	$24,045,387
Corporate securities	1,797,417	—	—	1,797,417

Total	$25,838,512	$5,397	$(1,105)	$25,842,804

Contractual maturities of our available-for-sale investments as of June 30, 2010 were all one year or less as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
One year or less	$25,838,512	$5,397	$(1,105)	$25,842,804

We typically invest in highly rated securities with low probabilities of default. Our investment policy specifies minimum investment grade criteria, types of acceptable investments, concentration limitations and duration guidelines.

All securities having an unrealized loss as of June 30, 2010 have been in a loss position for less than twelve months.

NOTE 6. ACCOUNTS RECEIVABLE

Effective January 1, 2007, the Company completed the novation, or transfer, of approximately $3.5 million in government funded research and development contracts (R&D contracts) from ITN to the Company. The various contracts being performed for U.S. government customers include the Air Force Research Laboratory and the National Aeronautics and Space Administration. In addition to approximately $1.6 million of future revenues to be provided under the transferred contracts, the key scientists, engineers, and process technicians responsible for deliverables under the transferred contracts were also transferred from ITN to become full-time Ascent employees. From 2007 through June 30, 2010, additional R&D contracts were awarded to the Company of approximately $7.9 million.

Accounts receivable consist of amounts generated from government contracts and sales of flexible photovoltaic (PV) modules. Unbilled receivables represent costs incurred but not yet billed, including retainage amounts by the government on contracts that have not been closed out at the end of the period and billings in excess of costs incurred on firm fixed price contracts billed based on deliverables or a pre-determined schedule. Management deems all accounts receivable to be collectible.

The following table summarizes components of accounts receivable:

	As of June 30, 2010	As of December 31, 2009
Billed receivables	$430,619	$115,474
Unbilled receivables	—	18,372

Total	$430,619	$133,846

Provisional Indirect Cost Rates—The Company billed the government under cost-based R&D contracts at provisional billing rates which permit the recovery of indirect costs. These rates are subject to audit on an annual basis by the government agencies’ cognizant audit agency. The cost audit will result in the negotiation and determination of the final indirect cost rates. The Company has not been audited and has not received final rate determinations for the years ended December 31, 2007, 2008 or 2009. The final rates, if different from the provisional rates, may create an additional receivable or liability. In the opinion of management, re-determination of any cost-based contracts will not have a material effect on the Company’s financial position or results of operations.

Contract Status—The Company has authorized but not completed contracts on which work is in process as follows:

	As of June 30, 2010	As of December 31, 2009
Total contract price of initial contract awards, including exercised options and approved change orders (modifications)	$11,426,858	$7,262,134
Completed to date(1)	(6,142,177)	(5,688,064)

Authorized backlog	$5,284,681	$1,574,070

(1)	Includes work performed by ITN prior to January 1, 2007.

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

The following table summarizes property, plant and equipment:

	As of June 30, 2010	As of December 31, 2009
Building	$19,439,810	$19,336,263
Furniture, fixtures, computer hardware and computer software	1,141,656	1,057,240
Manufacturing machinery and equipment	62,478,677	27,824,678
Leasehold improvements	884,709	840,729

Net depreciable property, plant and equipment	83,944,852	49,058,910
Manufacturing machinery and equipment in progress	24,500,256	57,667,615

Property, plant and equipment	108,445,108	106,726,525
Less: Accumulated depreciation and amortization	(6,658,165)	(4,095,762)

Net property, plant and equipment	$101,786,943	$102,630,763

Approximately $24.5 million of equipment for our FAB2 production line as of June 30, 2010 is reflected above as Manufacturing machinery and equipment in progress until we complete qualification of the tools. Depreciation and amortization expense for the three months ended June 30, 2010 and 2009 was $1,568,839 and $564,444, respectively and for the six months ended June 30, 2010 and 2009 was $2,562,403 and $1,012,881, respectively.

We incurred and capitalized interest costs related to our construction loan as follows during the six months ended June 30, 2010 and the year ended December 31, 2009.

	As of June 30, 2010	As of December 31, 2009
Interest cost incurred	$241,738	$456,534
Interest cost capitalized	(241,738)	(456,534)

Interest expense, net	$—	$—

NOTE 8. DEPOSITS ON MANUFACTURING EQUIPMENT

As of June 30, 2010, deposits on manufacturing equipment related to purchase of equipment not yet delivered for our FAB2 production line were $9.5 million. Approximately $4.0 million of the deposits on equipment relates to manufacturing equipment that has been or will be received by the company in 2010. The remaining $5.5 million relates to manufacturing equipment deposits for equipment to be delivered in future periods. The equipment purchase agreements are conditional purchase obligations that have milestone-based deliverables, such as the Company’s acceptance of design requirements and successful installation and commissioning of the equipment.

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

In connection with the Bridge Loans, the Company issued rights (Bridge Rights) to the Bridge Noteholders. One Bridge Right was issued for every $25,000 loaned. In July 2006, upon completion of the IPO, the holders of Bridge Rights received restricted units. The holder of each Bridge Right received that number of units equal to $25,000 divided by the IPO price of the units of $5.50 for a total of 290,894 units. The units are identical to those offered in Ascent’s IPO and consisted of one share of common stock, one redeemable Class A public warrant and two non-redeemable Class B warrants. In September 2006, the Securities and Exchange Commission (SEC) declared effective the Company’s Registration Statement on Form SB-2 (Reg. No. 333-137008) for the shares and warrants underlying the 290,894 units issued in connection with the Bridge Rights. The Registration Statement on Form SB-2 subsequently was converted to a Registration Statement on Form S-3.

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

The outstanding balance of the Loan was $7,205,907 as of June 30, 2010. Our future principal payments are due as follows:

2010	$110,520
2011	232,257
2012	248,059
2013	264,935
2014	282,960
Thereafter	6,067,176

$7,205,907

NOTE 10. DERIVATIVE FINANCIAL INSTRUMENTS

The Company is actively engaged in purchasing manufacturing equipment internationally and is exposed to foreign currency risk. In July 2008 and March 2009, the Company entered into fair value hedges utilizing forward contracts designed to match scheduled contractual payments to equipment suppliers which are denominated in Euros and Yen. The total notional value of the Euro forward contracts was €6.4 million with various contract settlement dates beginning September 15, 2008 through July 31, 2009. The total notional value of the Yen forward contracts was ¥521.4 million with contract settlement dates of March and April 2009. The Company elected not to use hedge accounting and accordingly, the unrealized gain and loss on each forward contract was determined at each balance sheet date based upon current market rates and is reported as an Unrealized gain or loss on forward contracts in the Condensed Statements of Operations. Upon settlement of the forward contracts, a realized gain or loss is reported in the Condensed Statements of Operations as a Realized gain or (loss) on forward contracts. For the six months ended June 30, 2010 and 2009 the realized loss was $438,627 and $980,703, respectively and the unrealized gain was $0 and $694,453, respectively.

Although the hedging activity is designed to fix the dollar amount to be expended, the asset purchased is recorded at the spot rate in effect as of the date of the payment to the supplier. The difference between the spot rate and the forward rate has been reported as a loss on forward contract. During 2009, forward contracts for delivery of €4,800,000 and ¥521,410,000 were settled. Included in cash and cash equivalents is $3,064,059 related to €2,510,392 held as of June 30, 2010 in our bank account for future payments to our equipment suppliers. Period end foreign currency translation adjustments related to the Euros on deposit in our bank account are reflected as a Realized gain or (loss) on forward contracts in our Condensed Statements of Operations. In connection with the forward contracts, the Company established a $2.3 million deposit account with the bank holding the forward contracts. During the fourth quarter 2009, the forward contracts settled and the restricted cash was released and transferred into our operational cash account. Derivative financial instruments are not used for speculative or trading purposes.

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

The exercise period ended June 22, 2007. During the exercise period, 3,098,382 Class A warrants (94.1% of the total outstanding) were exercised for an equal number of shares of common stock, and the Company received $20,449,321 in proceeds from the warrant exercises. At the end of the exercise period, 192,512 Class A warrants remained outstanding. The Company has set aside funds with its warrant transfer agent to redeem the outstanding warrants for $0.25 per warrant, or a total cost of $48,128. As of June 30, 2010, 9,090 Class A warrants remain unredeemed.

Class B warrants. The Class B warrants included in the units became exercisable on August 10, 2006. The exercise price of a Class B public warrant is $11.00. The Class B warrants expire on July 10, 2011. The Company does not have the right to redeem the Class B warrants. During the years ended December 31, 2008 and 2007, 98,800 and 11,000 Class B warrants, respectively were exercised resulting in proceeds to the Company of approximately $1,086,800 and $121,000 respectively. As of June 30, 2010, 10,502,583 Class B warrants were outstanding.

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

Representative’s warrants to purchase 150,000 units have been exercised as of December 31, 2007, as have the 150,000 underlying Class A warrants resulting in an issuance of 300,000 shares of common stock and 300,000 Class B warrants for total proceeds to the Company of $1.98 million. During the year ended December 31, 2008 an additional 37,500 units have been exercised, as have the 37,500 underlying Class A warrants resulting in an issuance of 75,000 shares of common stock and 75,000 Class B warrants for total proceeds to the Company of $495,000. To the extent that holders of representative’s warrants are entitled to receive Class A warrants upon exercise of the representative’s warrants, those warrants will be immediately subject to call for redemption at $0.25 per warrant. The holders will then have to decide whether to exercise their Class A warrants or hold them for redemption. As of June 30, 2010, 112,500 representative’s warrants remained unexercised.

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

As of June 30, 2010, the Company had 26,753,832 shares of common stock and no shares of preferred stock outstanding. We have not declared or paid any dividends through June 30, 2010.

NOTE 12. STOCK BASED COMPENSATION

Stock Option Plan: The Company’s 2005 Stock Option Plan, as amended (Stock Option Plan) provides for the grant of incentive or non-statutory stock options to the Company’s employees, directors and consultants. Upon recommendation of the Board of directors, the stockholders approved an increase in the total shares of common stock reserved for issuance under the Stock Option Plan from 1,000,000 to 1,500,000 on July 1, 2008, from 1,500,000 to 2,500,000 on June 30, 2009 and from 2,500,000 to 3,700,000 on June 16, 2010.

Restricted Stock Plan: The Board of Directors adopted the Company’s 2008 Restricted Stock Plan, and it was approved by the stockholders on July 1, 2008. The initial Restricted Stock Plan reserved up to 750,000 shares of our common stock for restricted stock awards and restricted stock units to eligible employees, directors and consultants of the Company. Upon recommendation of the Board of Directors, the stockholders approved an increase in the total shares of common stock reserved for issuance under the Restricted Stock Plan from 750,000 to 1,550,000 on June 16, 2010.

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

The share-based compensation expense that we recognized in our Condensed Statements of Operations for the three and six months ended June 30, 2010 and 2009 was as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Share-based compensation cost included in:
Research and development	$127,536	$214,680	$225,441	$390,322
Selling, general and administrative	499,853	263,164	1,317,533	497,330

Total share-based compensation cost	$627,389	$477,844	$1,542,974	$887,652

The following table presents our share-based compensation expense by type of award for the three and six months ended June 30, 2010 and 2009:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Type of Award:
Stock Options	$321,959	$349,458	$593,335	$640,293
Restricted Stock Units and Awards	305,430	128,386	949,639	247,359

Total share-based compensation cost	$627,389	$477,844	$1,542,974	$887,652

Stock Options: The Company recognized share-based compensation expense for stock options of $593,335 ($581,071 to officers, directors and employees, and $12,264 to outside providers) for the six months ended June 30, 2010 related to stock option awards ultimately expected to vest and reduced for estimated forfeitures. The weighted average estimated fair value of employee stock options granted for the six months ended June 30, 2010 and 2009 was $2.65 and $5.01 per share respectively. Fair value was calculated using the Black-Scholes Model with the following assumptions:

	For the six months ended June 30,
	2010	2009
Expected volatility	100.2%	108.5%
Risk free interest rate	2.0%	2.7%
Expected dividends	—	—
Expected life (in years)	5.85	5.68

For the six months ended June 30, 2010 and 2009, the Company based its estimate of expected volatility, expected life and expected forfeiture rate on historical company experience. In future periods, the compensation expense that the Company records under ASC Topic 718 may differ significantly from what the Company recorded in the current period, as the Company builds company-specific performance history.

As of June 30, 2010, total compensation cost related to non-vested stock options not yet recognized was approximately $2,605,000 ($2,592,000 to officers, directors and employees, and $13,000 to outside providers), which is expected to be recognized over a weighted average period of approximately 2.68 years. As of June 30, 2010, approximately 1,335,000 shares were vested and expected to vest in the future at a weighted average exercise price of $5.51. As of June 30, 2010, approximately 2,000,000 shares remained available for future grants under the Option Plan.

Restricted Stock: In addition to the stock options discussed above, the Company recognized share-based compensation expense related to restricted stock grants of $949,639 and $247,359 for the six months ended June 30, 2010 and June 30, 2009, respectively, and $305,430 and $128,386 for the three months ended June 30, 2010 and 2009, respectively. We estimate the fair value of our restricted stock awards as our stock price on the grant date.

Total unrecognized share-based compensation expense from unvested restricted stock as of June 30, 2010 was approximately $943,000 which is expected to be recognized over a weighted average period of approximately 2.0 years. As of June 30, 2010, approximately 1,000,000 shares remained available for future grants under the Restricted Stock Plan.

NOTE 13. RELATED PARTY TRANSACTIONS

Included in Selling, general and administrative expenses for the three months ended June 30, 2010 and 2009 are $170,207 and $206,971 respectively, and during the six months ended June 30, 2010 and 2009 are $346,189 and $408,028, respectively, of expenditures to ITN for facility sublease costs and administrative support expenses. Included in Research and development expense for the three months ended June 30, 2010 and 2009 are $156,641 and $374,669, respectively, and during the six months ended June 30, 2010 and 2009 are $316,696 and $969,067, respectively, of expenditures to ITN for supporting research and development and manufacturing activity, including charges for the use of research and development equipment. Related party payables of $111,521 as of June 30, 2010 and $195,954 as of December 31, 2009 represent costs remaining to be paid to ITN for these expenditures. Related party receivables of $21,572 as of June 30, 2010 and $21,570 as of December 31, 2009 represent pass-through costs for employee benefit insurance.

Included in Property, plant and equipment and Deposits on manufacturing equipment as of June 30, 2010 and 2009 are $2,296,118 and $2,188,207, respectively, of costs to ITN for the construction of manufacturing and research and development equipment and installation labor costs for our FAB1 and FAB2 production lines.

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

NOTE 14. COMMITMENTS

Lease Agreement: On June 25, 2010, the Company entered into a lease agreement to lease office space in Littleton, Colorado. Future minimum payments due in 2010 under the lease as of June 30, 2010 are $145,350.

The Company is also responsible for payment of pass-through expenses such as property taxes, insurance, water and utilities. Rent expense for the three months ended June 30, 2010 and 2009 was $75,117 and $58,761 respectively, and for the six months ended June 30, 2010 and 2009 was $150,518 and $118,025, respectively.

Patent License Agreements: In 2006, the Company entered into two non-exclusive patent license agreements. In consideration for the right to license certain inventions, the Company is required to pay annual royalty payments based on net sales of products manufactured using the licensed technology. If there are no net sales of products manufactured using the licensed technology, then a minimum royalty payment is required. The Company has made payments for the annual minimum royalties due associated with these patent license agreements. As of June 30, 2010, the Company has cancelled one of the non-exclusive patent license agreements.

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

Overview

We are a development stage company formed to commercialize flexible photovoltaic (PV) modules using our proprietary technology. For the six months ended June 30, 2010, we generated approximately $662,000 of revenue. Substantially all of our revenue is from government research and development contracts. Our planned principal operations are to commercialize flexible CIGS PV modules. Our FAB2 production line is currently being commissioned and we have recently begun to accumulate inventory and escalate production. A limited number of modules have been produced and product revenues were approximately $168,000 for the three months ended June 30, 2010. As of June 30, 2010, we had an accumulated deficit of approximately $60.3 million. Under our current business plan, we expect losses to continue until production reaches an annual rated capacity of approximately 30 MW or more. To date, we have financed our operations primarily through public and private equity financings. On October 6, 2009, the Company completed a public offering of 4,615,385 shares of common stock and a private placement to our largest shareholder, Norsk Hydro Produksjon AS (Hydro), of 769,230 shares. The offering price was $6.50 per share resulting in total net proceeds of approximately $32.9 million. The proceeds from the stock sales are intended to be utilized to fund equipment purchases for FAB2 in Thornton, Colorado, as well as the funding of negative operating cash flows as we ramp up production levels.

While focused on speed to market, we believe that quality and consistency of product will be paramount to our success in the marketplace. Consequently, our path to commercialization is defined by a highly disciplined, staged progression based upon the achievement of key milestones and supported by over fifteen years of concerted research and development activity by our scientists. Our progression also takes into account market conditions, as well as financing options. In keeping with our philosophy, we completed construction of our FAB1 production line in December 2007. In March 2008, we demonstrated initial operating capability (IOC) of the FAB1 production line by initiating production trials as an end-to-end integrated process. Early IOC production trials resulted in average thin-film device efficiencies of 9.5% and small area monolithically integrated module efficiencies of over 7.0%. During 2008, optimization trials resulted in thin-film device efficiencies in the 9.5% to 11.5% range and corresponding module efficiencies in the 7.0% to 9.0% range. The test modules measured six inches wide by one foot long and currently serve as our building blocks for both BIPV and portable power products.

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

In July 2009, we obtained independent verification by the U.S. Department of Energy’s National Renewable Energy Laboratory (NREL) that modules produced from FAB1 measured 10.4% in conversion efficiency. The modules tested at NREL were 429 square centimeter modules produced on the Company’s FAB1 production line. In October 2009, NREL verified our achievement of a manufacturing milestone of 14.0% cell efficiency from FAB1. We also announced a peak efficiency of 11.7% for CIGS modules manufactured at FAB1.

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

In June 2010, we announced that the Defense Advanced Research Projects Agency (DARPA) selected Ascent Solar for an award under the Low-Cost Lightweight Portable Photovoltaics (PoP) solicitation. The Ascent Solar led program, entitled "Flexible High-performance Tandem-junction PV Array", consists of three gated phases, the first of which is 18 months and has an approximate contract value of $3.8M. The entire program is anticipated to continue over the next 54 months. The goal of PoP is to demonstrate low-cost, lightweight photovoltaics (PV) that can stand up to battle conditions and environmental extremes while delivering a power conversion efficiency of 20% or greater by the end of the program. Ascent Solar leads a highly-talented team of small businesses (ITN Energy Systems, Littleton, CO, Cambrios Technologies Company, Sunnyvale, CA, Brewer Science, Rolla, MO), large business (QinetiQ North America-TSG, Boston, MA) and academia (Institute of Energy Conversion (IEC), Newark, DE) partners to leverage their collective expertise with dedicated funding from DARPA to meet the highly aggressive goals of the PoP program.

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

Approximately 74% of the total equipment planned for delivery into FAB2 had been delivered by June 30, 2010. Our current plan is to bring on line approximately 6MW to 8MW of capacity in FAB2 in 2010. We currently expect that non-BIPV markets will constitute the majority of our product shipments in 2010. Recently we received notification from TÜV Rheinland PTL (TÜV) that our flexible BIPV encapsulation solution passed each test of the IEC 61646 testing standard. In July 2010 we began full external certification, as required for market entry, of certain BIPV products that utilize this encapsulation solution. We expect to submit modules to Underwriters Laboratory (UL) for testing under UL 1703 in the near future. We are evaluating the timing of further expansion based on many factors that include demand, market conditions, product certification, availability of financing, technical advances and other factors.

Capital Equipment Expenditures and Manufacturing Costs

Since our formation in October 2005, the majority of our cash outlays have gone toward the investment in capital equipment necessary to develop our manufacturing capabilities for producing the commercial products we envision. We expect this trend to continue into the foreseeable future as we incrementally expand our rated capacity. We recently applied for funding under the U.S. Department of Energy (DOE) Loan Guarantee Program for our planned FAB3 production line with a name plate capacity of 150 MW per year. The DOE has reviewed our Part I submission under the Loan Guarantee Application - Innovative Energy Efficiency, Renewable Energy and Advanced Transmission and Distribution Technologies Solicitation No. DE-FOA-0000140, and has deemed it responsive to the initial threshold requirements, and has expressed an intention to proceed with further evaluation of our application.

We currently expect the capital expenditures for FAB2 to total approximately $102 million to $107 million for manufacturing and development equipment and approximately $19 million for the acquisition and renovation of our new manufacturing facility in Thornton, Colorado. We also expect capital expenditures of approximately $8 million for installation, qualification and other associated pre-operating expenses related to the first FAB2 expansion. As of June 30, 2010, we have made actual cash payments of approximately $80.6 million for the FAB2 equipment including installation costs and approximately $19 million for the building and renovations which are now substantially complete. A balance of approximately $11.2 million for FAB2 manufacturing equipment already delivered to our FAB2 location is expected to be paid in 2010.

During the first quarter of 2009, we began limited production of monolithically integrated flexible CIGS modules from our FAB1 production line. In the second quarter of 2010 we completed equipment qualification on a number of tools already delivered, and we began producing a limited number of modules from our FAB2 production line. Although some tools are still being qualified and production thus far has been limited, sales orders continue to outpace production proving the marketability of our flexible CIGS modules. We recently began accumulating inventory in anticipation of ramping up production.

The timing and amount of our production capacity and actual output will depend on a number of technical factors such as module efficiency, production yield, and throughput. Our projections of annual rated production capacity have been and continue to be based on assumptions about these and other factors and we periodically revisit and revise these assumptions to account for realized rates and measurements on our production lines. To date, our realized module efficiencies have exceeded expectations. Anticipated production yield and throughput in FAB2 will depend on successfully ramping up the production equipment.

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

•	The effect that currency fluctuations may have on our capital equipment purchases, manufacturing costs and the price of our planned PV modules;

•	Changes in the supply and demand for PV modules as well as fluctuations in selling prices for PV modules worldwide;

•	Our ability to raise additional capital on terms favorable to us;

•	Our ability to manage the planned expansion of our manufacturing facilities, operations and personnel; and

•	Our ability and the ability of our distributors, suppliers and customers to manage operations and orders.

Basis of Presentation: The Company’s activities to date have substantially consisted of raising capital, research and development, establishment of our FAB1 production plant and the development of our FAB2 expansion plant. Revenue to date has been primarily generated from the Company’s governmental research and development (R&D) contracts and has not been significant. We have recently begun to increase production at our FAB2 plant and a limited number of modules have been produced; however, revenue from product sales has been immaterial. The Company’s planned principal operations to commercialize flexible PV modules have not yet commenced. Accordingly, the Company is considered to be in the development stage and has presented its financial statements in accordance with the accounting guidance for development stage companies that consists of additional disclosure of inception to date activity in our Condensed Statements of Operations, Condensed Statements of Stockholders’ Equity and Comprehensive Income (Loss) and Condensed Statements of Cash Flows.

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

Revenue Recognition: Revenue from governmental research and development contracts is generated under terms that are cost plus fee or firm fixed price. Revenue from cost plus fee contracts is recognized as costs are incurred on the basis of direct costs plus allowable indirect costs and an allocable portion of the firm fixed fee. Revenue from firm fixed price contracts is recognized under the percentage-of-completion method of accounting, with costs and estimated profits included in contract revenue as work is performed. If actual and estimated costs to complete a contract indicate a loss, provision is made currently for the loss anticipated on the contract. Revenue from commercial sales of flexible photovoltaic (PV) modules is recognized as modules are delivered and title has transferred to the customer.

Patents: At such time as the Company is awarded patents, patent costs are amortized on a straight-line basis over the legal life, or over their estimated useful lives, whichever is shorter. As of June 30, 2010, the Company had $207,713 of net patent costs, of which $21,743 represent costs net of amortization incurred for an awarded patent, and the remaining $185,970 represents costs incurred for patent applications filed. Amortization expense for the three months ended June 30, 2010 and 2009 was $1,279 and for the six months ended June 30, 2010 and 2009 was $2,558.

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

Interest Capitalization: We capitalize interest cost as part of the historical cost acquiring or constructing certain assets during the period of time required to get the asset ready for its intended use. During 2009 and the first two quarters of 2010, these assets consisted of property, plant and equipment. We capitalize interest to the extent that expenditures to acquire or construct an asset have occurred and interest cost has been incurred.

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

Net loss per Common Share: Basic earnings per share include no dilution and are computed by dividing income available to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential securities that could share in the earnings of the Company, similar to fully diluted earnings per share. Common stock equivalents consisting of Class B warrants, IPO warrants (representative warrants), and stock options and unvested restricted stock outstanding as of June 30, 2010 and 2009 of approximately 12.6 million shares and 12.0 million shares, respectively, have been omitted from loss per share because they are anti-dilutive. Net Loss Per Share was the same for both basic and diluted for the periods ended June 30, 2010 and 2009.

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

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years (2005-2009) in these jurisdictions. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded.

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

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Actual results could differ from those estimates and operating results for the six months ended June 30, 2010 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Unaudited Information: The accompanying interim financial information as of June 30, 2010 and for the six months ended June 30, 2010 and 2009 and the period from inception (October 18, 2005) through June 30, 2010 was taken from the Company’s books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of results of normal recurring accruals) that are necessary to fairly state the financial position of the Company as of June 30, 2010 and the results of operations for the six months ended June 30, 2010 and 2009 and the period from inception (October 18, 2005) through June 30, 2010.

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

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition—Milestone Method (Topic 605). This ASU requires new disclosures and provides a consistent framework for applying the milestone method of revenue recognition. ASU 2010-17 states that a vendor may recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010; early adoption is permitted. We do not expect the adoption of ASU 2010-17 will have a material impact on our financial position, results of operations or cash flows.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2010 and 2009

Our activities to date have substantially consisted of raising capital, business and product development, research and development and the development of our FAB1 and FAB2 production lines.

Revenues. Our revenues were $446,014 for the three months ended June 30, 2010 compared to $262,674 for the three months ended June 30, 2009, an increase of $183,340. Revenues for the three months ended June 30, 2010 included $168,000 of product sales, which constitutes the majority of the increase. Our revenues were $662,209 for the six months ended June 30, 2010 compared to $778,806 for the six months ended June 30, 2009 a decrease of $116,597. The majority of our revenues during the three and six months ended June 30, 2010 and 2009 were revenues earned on our government R&D contracts. Two new government contracts were entered into and began generating revenues in June 2010. The net decrease for the six months ended June 30, 2010 is due to a contract completion early in 2010 and an increase in work on internal research and development.

Research and Development. R&D costs include the costs incurred for pre-production activities for our FAB1 and FAB2 production lines and facility and equipment infrastructure costs on our FAB2 production line. R&D costs also include costs related to our governmental contracts. R&D costs were $5,928,020 for the three months ended June 30, 2010 compared to $3,363,732 for the three months ended June 30, 2009, an increase of $2,564,288. Costs related to pre-production activities increased approximately $2,420,000. The pre-production cost increases were comprised of materials and equipment related costs of approximately $490,000, depreciation and amortization of approximately $922,000, personnel related costs of approximately $714,000, facility related costs of approximately $289,000 and consulting and contract services of approximately $89,000 offset by a decrease in stock compensation expense of approximately $87,000. Governmental R&D expenditures increased by approximately $143,000. R&D costs were $10,486,338 for the six months ended June 30, 2010 compared to $6,559,383 for the six months ended June 30, 2009, an increase of $3,926,955. Costs related to pre-production activities increased approximately $3,820,000. The pre-production cost increases were comprised of materials and equipment related costs of approximately $829,000, depreciation and amortization of approximately $1,274,000, personnel related costs of approximately $1,395,000, and facility related costs of approximately $726,000 offset by a decrease in consulting and contract services of approximately $230,000 and stock compensation expense of approximately $165,000. Governmental R&D expenditures increased by approximately $109,000.

Selling, General and Administrative. S,G&A expenses were $1,919,076 for the three months ended June 30, 2010 compared to $1,623,068 for the three months ended June 30, 2009, an increase of $296,008. This increase is comprised of costs associated with increased headcount of approximately $268,000 and stock compensation expense of approximately $236,000 offset by a decrease in contract services of $201,000. S,G&A expenses were $4,050,182 for the six months ended June 30, 2010 compared to $3,203,947 for the six months ended June 30, 2009, an increase of $846,235. This increase is comprised of costs associated with increased headcount of approximately $622,000, supplies of approximately $40,000 and stock compensation expense of approximately $425,000 offset by a decrease in contract services of $258,000.

Interest Expense. Interest expense was $0 for the three months ended June 30, 2010 compared to $127,988 for the three months ended June 30, 2009, a decrease of $127,988. Interest expense of $120,429 for the three months ended June 30, 2010 was capitalized as property and equipment. Interest incurred relates to our CHFA loan utilized for our FAB2 production facility expansion in Thornton, Colorado. Interest expense was $0 for the six months ended June 30, 2010 compared to $211,333 for the six months ended June 30, 2009, a decrease of $211,333. Interest expense of $241,738 for the six months ended June 30, 2010 was capitalized as property and equipment. Interest expense reported in interim periods of 2009 was subsequently capitalized at year end.

Interest Income. Interest income was $4,456 for the three months ended June 30, 2010 compared to $146,641 for the three months ended June 30, 2009, a decrease of $142,185. Interest income represents interest on cash and short-term investments. The decrease in interest income is due to significantly lower interest rates in 2010 as compared to 2009 as well as a lower average cash balance. Interest income was $16,566 for the six months ended June 30, 2010 compared to $480,007 for the six months ended June 30, 2009, a decrease of $463,441.

Realized Loss on Forward Contracts and Unrealized Loss on Forward Contracts. For the three months ended June 30, 2010 the realized loss on forward contracts was $295,997 compared to $424,331 for the three months ended June 30, 2009, a decrease of $128,334. For the six months ended June 30, 2010 the realized loss on forward contracts was $438,627 compared to $980,703 for the six months ended June 30, 2009, a decrease of $542,076. For the three months ended June 30, 2010, the unrealized gain on forward contracts was $0 compared to the unrealized gain of $540,262 for the three months ended June 30, 2009 resulting in a decrease of $540,262 from the prior year. For the six months ended June 30, 2010, the unrealized gain on forward contracts was $0 compared to the unrealized gain of $694,453 for the six months ended June 30, 2009 resulting in a decrease of $694,453 from the prior year. As of December 31, 2009, all forward contracts had been settled, resulting in the reversal of all unrealized gains and losses. Although the hedging activity is designed to fix the dollar amount to be expended, the asset purchased is recorded at the spot rate in effect as of the date of the payment to the supplier. The differences between the spot rates and the forward rates have been reported as losses on forward contracts.

Net Loss. Our Net Loss was $7,692,430 for the three months ended June 30, 2010 compared to a Net Loss of $4,530,159 for the three months ended June 30, 2009, an increase in Net Loss of $3,162,271. Our Net Loss was $14,296,179 for the six months ended June 30, 2010 compared to a Net Loss of $8,942,717 for the six months ended June 30, 2009, an increase in Net Loss of $5,353,462. The increase in Net Loss can be summarized in variances in significant account activity as follows:

	(Increase) decrease to Net Loss For the Three Months Ended June 30, 2010	(Increase) decrease to Net Loss For the Six Months Ended June 30, 2010
Revenues	$183,340	$(116,597)
Research and development costs
Manufacturing R&D	(2,497,726)	(3,955,004)
Government R&D	(153,707)	(136,832)
Non-cash stock based compensation	87,145	164,882
Selling, general and administrative expenses
Corporate S,G&A	(59,319)	(421,590)
Non-cash stock based compensation	(236,689)	(424,646)
Interest expense	127,988	211,333
Interest income	(142,185)	(463,441)
Realized Loss on investments	(59,190)	(59,190)
Realized Loss on forward contract	128,334	542,076
Unrealized Gain on forward contracts	(540,262)	(694,453)

Increase to Net Loss	$(3,162,271)	$(5,353,462)

Liquidity and Capital Resources

For the six months ended June 30, 2010, our cash used in operations was approximately $10.7 million compared to approximately $6.2 million for the six months ended June 30, 2009. For the six months ended June 30, 2010 approximately $6.6 million was expended for payments on FAB2 tools and $1.4 million on other property and equipment.

On October 6, 2009 the Company completed a public offering with Barclays Capital Inc. acting as managing underwriter, and a concurrent private placement with its largest shareholder, Hydro, yielding total net proceeds of approximately $32.9 million. As of June 30, 2010, we had approximately $41.4 million in cash and investments. We currently expect the cost of FAB2 will total approximately $102 million to $107 million for manufacturing and development equipment and approximately $19 million for the acquisition of the building and renovation of the FAB2 facility. We also expect capital expenditures of approximately $8 million for installation, qualification and other associated pre-operating expenses related to the expansion. As of June 30, 2010, we have made actual cash payments of approximately $80.6 million for the FAB2 manufacturing and development equipment, including installation costs and approximately $19 million for the building and renovations that are now substantially complete. A balance of approximately $11.2 million for FAB2 manufacturing equipment already delivered to our FAB2 location is expected to be paid in 2010.

The Company expects current cash and investments will be sufficient to fund operations and capital expenditures through the next twelve months. Changes in the level of expected operating losses, the timing of planned capital expenditures or other factors may negatively impact our cash flows and reduce current cash and investments faster than anticipated. The Company expects to raise additional capital during 2010.

During the six months ended June 30, 2010, the use of cash for operational expenses averaged approximately $1.8 million per month and was related to pre-manufacturing activities, research and development, business development and general corporate expenses. Our average monthly operational expense for the six months ended June 30, 2010 of approximately $1.8 million is net of average monthly revenues from our governmental contracts of approximately $0.1 million. A significant component of our costs for the six months ended June 30, 2010 related to the qualification and hiring of additional personnel for operations in our FAB1 production line and installation and qualification of our new FAB2 production line along with company infrastructure costs to support our expansion. We anticipate that our operational expenditures will continue to increase throughout 2010 as we increase the size of our workforce and scale up FAB2. As of June 30, 2010, we had 121 full-time employees. We do not expect that our sales revenue in 2010 from the FAB1 and FAB2 production lines will support our operating cash requirements. We expect that we may need to raise additional capital to cover our operating losses and future manufacturing capacity expansion. We currently are pursuing various avenues to obtain additional capital for operating expenses and future expansion. We have submitted materials in connection with a loan guarantee program sponsored by the U.S. Department of Energy for our planned FAB3 production line with name plate capacity of 150 MW per year, and may explore raising money in the equity markets. The DOE has reviewed our Part I submission under the Loan Guarantee Application - Innovative Energy Efficiency, Renewable Energy and Advanced Transmission and Distribution Technologies Solicitation No. DE-FOA-0000140, and has deemed it responsive to the initial threshold requirements, and it intends to proceed with further evaluation of our application.

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

Contractual Obligations

As of June 30, 2010, we had open purchase orders related to our equipment and tooling orders in the approximate amount of $16.8 million and purchase orders for materials and services in the approximate amount of $1.8 million. On January 7, 2010 we purchased research and development equipment from a related party for which there is a note payable of $750,000 as of June 30, 2010. We have an outstanding note payable in the amount of $7.2 million.

Off Balance Sheet Transactions

As of June 30, 2010, we did not have any off balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

The Company is actively engaged in purchasing manufacturing equipment internationally and is exposed to foreign currency risk. Our objective is to fix the dollar amount of our foreign currency denominated manufacturing equipment purchases at time of order. Although the hedging activity is designed to fix the dollar amount to be expended, the asset purchased is recorded at the spot rate in effect as of the date of the payment to the supplier. The differences between the spot rates and the forward rates have been reported as losses on forward contracts.

In July 2008 and March 2009, the Company entered into fair value hedges utilizing forward contracts designed to match scheduled contractual payments to equipment suppliers which are denominated in Euros and Yen. The total notional value of the Euro forward contracts was €6.4 million with various contract settlement dates beginning September 15, 2008 through July 31, 2009. The total notional value of the Yen forward contracts was ¥521.4 million with contract settlement dates of March and April 2009. All forward contracts have been settled as of December 31, 2009; however, not all payments have been made to our equipment suppliers. Included in cash and cash equivalents is $3,064,059 related to €2,510,392 held as of June 30, 2010 in our bank account for future payments to our equipment suppliers. Based on our overall currency rate exposure as of June 30, 2010, a near-term 10% appreciation or depreciation in the United States Dollar, relative to our foreign currencies, would have a positive or negative impact of approximately $0.3 million on our results of operations.

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

We currently have unhedged open purchase orders to an equipment supplier denominated in Yen for approximately ¥657.1 million. A 10% appreciation or depreciation in the United States Dollar, relative to this purchase obligation, would have a positive or negative impact of approximately $0.8 million on our future cash flows. We cannot accurately predict future exchange rates or the overall impact of future exchange rate fluctuations on our business, results of operations and financial condition.

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our cash equivalents and investment portfolio. As of June 30, 2010, our cash equivalents consisted of money market funds and investments in U.S. government securities, and high quality corporate securities. The primary objective of our investment activities is to preserve principal and provide liquidity on demand, while at the same time maximizing the income we receive from our investments without significantly increasing risk. The direct risk to us associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a change in interest rates will have a significant impact on our financial position, results of operations or cash flows.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (SEC) rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of June 30, 2010. Based on this evaluation, our management concluded that as of June 30, 2010, the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Control over Disclosure and Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ASCENT SOLAR TECHNOLOGIES, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 5th day of August, 2010.

ASCENT SOLAR TECHNOLOGIES, INC.

By:	/S/ GARY GATCHELL
Gary Gatchell Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

ASCENT SOLAR TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit No.	Description
10.1	Fourth Amended and Restated 2005 Stock Option Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 17, 2010)

10.2	Second Amended and Restated 2008 Restricted Stock Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed June 17, 2010)

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith