Form 10-Q
period 2011-03-31
Ascent Solar Technologies, Inc.
filed 2011-04-28
CIK 1350102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

As of April 15, 2011, there were 32,367,505 shares of our common stock issued and outstanding.

ASCENT SOLAR TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

Quarterly Period Ended March 31, 2011

PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements (unaudited)	3
	Condensed Balance Sheets—As of March 31, 2011 and December 31, 2010	3
	Condensed Statements of Operations—For the three months ended March 31, 2011 and March 31, 2010 and for the period from inception (October 18, 2005) through March 31, 2011	4
	Condensed Statements of Stockholders’ Equity and Comprehensive Income (Loss)—For the period from inception (October 18, 2005) through March 31, 2011	5
	Condensed Statements of Cash Flows—For the three months ended March 31, 2011 and March 31, 2010 and for the period from inception (October 18, 2005) through March 31, 2011	7
	Notes to Condensed Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	23
PART II. OTHER INFORMATION
Item 1A.	Risk Factors	24
Item 6.	Exhibits	24
SIGNATURES		25
EXHIBIT INDEX		26

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

ASCENT SOLAR TECHNOLOGIES, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$16,186,076	$27,303,217
Investments	14,566,987	17,486,409
Trade receivables	895,797	485,026
Related party receivable	—	2,524
Inventories	3,418,930	1,876,834
Prepaid expenses and other current assets	463,751	510,348

Total current assets	35,531,541	47,664,358
Property, Plant and Equipment:	117,341,504	110,709,320
Less accumulated depreciation and amortization	(13,031,792)	(10,706,478)

	104,309,712	100,002,842

Other Assets:
Restricted cash	6,356,383	3,259,350
Deposits on manufacturing equipment	6,971,873	8,770,693
Patents, net of amortization of $19,304 and $17,186, respectively	269,407	259,439
Other non-current assets	63,126	64,062

	13,660,789	12,353,544

Total Assets	$153,502,042	$160,020,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,799,181	$1,092,449
Related party payables	2,049	54,037
Accrued expenses	3,086,470	1,810,851
Accrued property, plant and equipment	3,310,297	2,385,301
Deferred contract revenue	117,162	250,705
Current portion of long-term debt	636,111	232,257
Current portion of long-term debt – related party	—	350,000

Total current liabilities	8,951,270	6,175,600
Long-Term Debt	6,802,636	6,863,129
Long-Term Debt - Related Party	—	400,000
Accrued Warranty Liability	20,150	15,900
Commitments and Contingencies (Notes 4, 11 & 17)
Stockholders’ Equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.0001 par value, 75,000,000 shares authorized; 32,367,505 and 32,265,587 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	3,237	3,226
Additional paid in capital	224,638,795	223,826,191
Deficit accumulated during the development stage	(86,917,665)	(77,263,076)
Accumulated other comprehensive income (loss)	3,619	(226)

Total stockholders’ equity	137,727,986	146,566,115

Total Liabilities and Stockholders’ Equity	$153,502,042	$160,020,744

The accompanying notes are an integral part of these condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

			For the Period from Inception (October 18,2005) Through March 31, 2011

	For the Three Months Ended March 31,
	2011	2010
Revenues	$1,183,655	$216,196	$7,631,893
Costs and Expenses
Research and development	8,595,173	4,558,319	64,159,091
Selling, general and administrative	2,453,868	2,131,105	31,145,370
Impairment loss	—	—	1,769,480

Total Costs and Expenses	11,049,041	6,689,424	97,073,941

Loss from Operations	(9,865,386)	(6,473,228)	(89,442,048)
Other Income/(Expense)
Interest expense	—	—	(1,087,293)
Interest income	15,603	12,110	4,433,830
Realized gain on investments	433	—	27,907
Realized gain (loss) on forward contracts and foreign currency investments	194,761	(142,630)	(850,061)

	210,797	(130,520)	2,524,383

Net Loss	$(9,654,589)	$(6,603,748)	$(86,917,665)

Net Loss Per Share (Basic and diluted)	$(0.30)	$(0.25)

Weighted Average Common Shares Outstanding (Basic and diluted)	32,306,837	26,674,109

The accompanying notes are an integral part of these condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

For the Period from Inception (October 18, 2005) through March 31, 2011

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

ASCENT SOLAR TECHNOLOGIES, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Continued)

(Unaudited)

For the Period from Inception (October 18, 2005) through March 31, 2011

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2007	11,435,901	$1,144	—	$—	$60,512,476	$(11,891,565)	$—	$48,622,055
Components of comprehensive loss
Unrealized gain on investments	—	—	—	—	—	—	331,068	331,068
Net loss	—	—	—	—	—	(13,215,076)	—	(13,215,076)

Total comprehensive loss								(12,884,008)

Exercise of stock options (1/08 - 12/08 @ $0.10, $2.73, $2.90 & $4.25)	133,137	13	—	—	120,520	—	—	120,533
Issuance of Restricted Stock	69,846	7	—	—	(7)	—	—	—
Conversion of Class B public warrants at $11.00 per share	98,800	10	—	—	1,086,790	—	—	1,086,800
Stock based compensation	—	—	—	—	1,881,399	—	—	1,881,399
Proceeds from private placement:
Common stock (3/08 @ $9.262 & 10/08 @ $6.176)	4,763,698	476	—	—	36,647,217	—	—	36,647,693
Class B public warrants (3/08 @ $3.954)	—	—	—	—	6,681,884	—	—	6,681,884
Exercise of representative’s warrants (1/08 @ $6.60 per unit)	75,000	8	—	—	494,992	—	—	495,000
Proceeds from shareholder under Section 16(b)	—	—	—	—	148,109	—	—	148,109
Proceeds from secondary public offering (5/08 @ $14.00)	4,370,000	437	—	—	61,179,563	—	—	61,180,000
Costs of secondary public offering	—	—	—	—	(4,361,358)	—	—	(4,361,358)

Balance, December 31, 2008	20,946,382	$2,095	—	$—	$164,391,585	$(25,106,641)	$331,068	$139,618,107

Components of comprehensive loss
Unrealized loss on investments	—	—	—	—	—	—	(334,080)	(334,080)
Net loss	—	—	—	—	—	(20,922,717)	—	(20,922,717)

Total comprehensive loss								(21,256,797)

Exercise of stock options (1/09 - 12/09 @ $0.10, $2.76 & $4.25)	105,169	10	—	—	339,606	—	—	339,616
Issuance of Restricted Stock	147,679	15	—	—	(15)	—	—	—
Stock based compensation	—	—	—	—	2,676,957	—	—	2,676,957
Proceeds from private placement:
Common stock (10/09 @ $6.50)	769,230	77	—	—	4,999,918	—	—	4,999,995
Proceeds from public offering (10/09 @ $6.50)	4,615,385	461	—	—	29,999,542	—	—	30,000,003
Costs of public offering	—	—	—	—	(2,062,866)	—	—	(2,062,866)

Balance, December 31, 2009	26,583,845	$2,658	—	$—	$200,344,727	$(46,029,358)	$(3,012)	$154,315,015

Components of comprehensive loss
Unrealized loss on investments	—	—	—	—	—	—	2,786	2,786
Net loss	—	—	—	—	—	(31,233,718)	—	(31,233,718)

Total comprehensive loss								(31,230,932)

Proceeds from public offering (11/11 @ $4.15)	5,250,000	525	—	—	21,786,975	—	—	21,787,500
Costs of public offering	—	—	—	—	(1,409,937)	—	—	(1,409,937)
Exercise of stock options (1/10 – 12/10 @ $0.10, $2.90, $2.73, $2.76 & $3.17)	161,330	16	—	—	390,985	—	—	391,001
Issuance of Restricted Stock	270,412	27	—	—	(27)	—	—	—
Stock based compensation	—	—	—	—	2,713,468	—	—	2,713,468

Balance, December 31, 2010	32,265,587	$3,226	—	—	$223,826,191	$(77,263,076)	$(226)	$146,566,115

Components of comprehensive loss
Unrealized loss on investments	—	—	—	—	—	—	3,845	3,845
Net loss	—	—	—	—	—	(9,654,589)	—	(9,654,589)

Total comprehensive loss								(9,650,744)

Costs of public offering	—	—	—	—	(4,859)	—	—	(4,859)
Exercise of stock options (1/11 – 3/11 @ $0.10)	55,000	6	—	—	5,494	—	—	5,500
Issuance of Restricted Stock	46,918	5	—	—	(5)	—	—	—
Stock based compensation	—	—	—	—	811,974	—	—	811,974

Balance, March 31, 2011	32,367,505	$3,237	—	—	$224,638,795	$(86,917,665)	$3,619	$137,727,986

The accompanying notes are an integral part of these condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,		For the Period from inception (October 18, 2005) through March 31, 2011
	2011	2010
Operating Activities:
Net loss	$(9,654,589)	$(6,603,748)	$(86,917,665)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,328,369	994,843	13,133,431
Stock based compensation	811,974	520,027	11,126,744
Realized loss (gain) on forward contracts and foreign currency investments	(194,761)	142,630	850,061
Charge off of deferred financing costs to interest expense	—	—	198,565
Charge off of bridge loan discount to interest expense	—	—	800,000
Impairment loss	—	—	1,769,480
Forfeited down payments on equipment	—	—	74,766
Changes in operating assets and liabilities:
Accounts receivable	(410,771)	16,163	(895,797)
Related party receivables	2,524	(1,256)	—
Inventories	(1,542,096)	—	(3,418,930)
Prepaid expenses and other current assets	46,597	106,733	(463,751)
Accounts payable	708,782	(210,112)	1,801,230
Related party payable	(54,037)	(96,963)	—
Accrued expenses	548,127	(650,906)	2,358,978
Deferred contract revenue	(133,543)	—	117,162
Warranty reserve	4,250	—	20,150

Net cash used in operating activities	(7,539,174)	(5,782,589)	(59,445,576)
Investing Activities:
Purchases of available-for-sale-securities	(13,848,658)	(25,880,603)	(892,113,091)
Maturities and sales of available-for-sale securities	16,771,924	43,411,040	877,549,724
Purchase of property, plant and equipment	(2,986,116)	(702,260)	(41,885,405)
Deposits on manufacturing equipment	—	(2,367,495)	(79,948,708)
Restricted cash for manufacturing equipment	(3,097,033)	—	(6,356,383)
Patent activity costs	(12,086)	(32,456)	(263,754)
Deposit on building	—	—	(100,000)

Net cash provided by (used in) investing activities	(3,171,969)	14,428,226	(143,117,617)
Financing Activities:
Proceeds from bridge loan financing	—	—	1,600,000
Repayment of bridge loan financing	—	—	(1,600,000)
Payment of debt financing costs	—	—	(273,565)
Payment of equity offering costs	(4,859)	—	(10,306,899)
Proceeds from debt	—	—	7,700,000
Repayment of debt	(406,639)	(53,031)	(661,253)
Repayment of debt-related party	—	(350,000)	(700,000)
Proceeds from shareholder under Section 16(b)	—	—	148,109
Proceeds from issuance of stock and warrants	5,500	395,766	222,891,005
Redemption of Class A warrants	—	—	(48,128)

Net cash provided by (used in) financing activities	(405,998)	(7,265)	218,749,269

Net change in cash and cash equivalents	(11,117,141)	8,638,372	16,186,076
Cash and cash equivalents at beginning of period	27,303,217	21,717,215	—

Cash and cash equivalents at end of period	$16,186,076	$30,355,587	$16,186,076

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—	$424

Cash paid for income taxes	$—	$—	$—

Non-Cash Transactions:
ITN initial contribution of assets for equity	$—	$—	$31,200

Note with ITN and related capital expenditures	$—	$1,100,000	$1,100,000

The accompanying notes are an integral part of these condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION

Ascent Solar Technologies, Inc. (“Ascent” or “the Company”) was incorporated on October 18, 2005 from the separation by ITN Energy Systems, Inc. (“ITN”) of its Advanced Photovoltaic Division and all of that division’s key personnel and core technologies. ITN, a private company incorporated in 1994, is an incubator dedicated to the development of thin-film, photovoltaic (“PV”) battery, fuel cell and nano technologies. Through its work on research and development contracts for private and governmental entities, ITN developed proprietary processing and manufacturing know-how applicable to PV products generally, and to Copper-Indium-Gallium-diSelenide (“CIGS”) PV products in particular. ITN formed Ascent to commercialize its investment in CIGS PV technologies. In January 2006, in exchange for 1,028,000 shares of common stock of Ascent, ITN assigned to Ascent certain CIGS PV technologies and trade secrets and granted to Ascent a perpetual, exclusive, royalty-free worldwide license to use, in connection with the manufacture, development, marketing and commercialization of CIGS PV to produce solar power, certain of ITN’s existing and future proprietary and control technologies that, although non-specific to CIGS PV, Ascent believes will be useful its production of PV modules for its target markets. Upon receipt of the necessary government approvals and pursuant to novation in early 2007, ITN assigned government-funded research and development contracts to Ascent and also transferred the key personnel working on the contracts to Ascent. Today, ITN still provides Ascent a limited amount of technical services.

NOTE 2. BASIS OF PRESENTATION

The Company’s activities to date have consisted substantially of raising capital, research and development, establishment of its initial production line (“FAB1”) and development of its expansion plant (“FAB2”). Revenues to date have been primarily generated from the Company’s governmental research and development (“R&D”) contracts and have not been significant. The Company’s planned principal operations to commercialize flexible PV modules have commenced, but have generated limited revenue to date. Accordingly, the Company is considered to be in the development stage and has presented its financial statements under the provisions of ASC Topic 915 - Development Stage Entities which requires additional disclosure of inception to date activity in the Condensed Statements of Operations, Condensed Statements of Stockholders’ Equity and Comprehensive Income (Loss) and Condensed Statements of Cash Flows.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and footnotes typically found in U.S. GAAP audited annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. The Condensed Balance Sheet at December 31, 2010 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. These condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were described in Note 3 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. With the exception of those discussed below, there have been no significant changes to these policies and no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2011, that are of significance or potential significance to the Company.

Recent Accounting Pronouncements: In April 2010, the FASB issued ASU 2010-17, Revenue Recognition—Milestone Method (Topic 605). This ASU requires new disclosures and provides a consistent framework for applying the milestone method of revenue recognition. ASU 2010-17 states that a vendor may recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010; early adoption is permitted. The adoption of ASU 2010-17 did not have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 4. LIQUIDITY AND CONTINUED OPERATIONS

As of March 31, 2011, the Company had approximately $30.8 million in cash and investments. An additional $6.4 million in cash is restricted for future payments on equipment. As discussed in Note 2, the Company is in the development stage and is currently incurring significant losses from operations as it continues to ramp up production. The Company made cash payments of approximately $3.0 million in the first quarter 2011 for property, plant and equipment. The Company expects to make payments on equipment for the FAB2 production line of approximately $6.3 million (included in Restricted Cash) during the remaining three quarters of 2011. The remaining obligation for equipment beyond 2011 is approximately $6.5 million.

On March 31, 2011, the Company announced a change in strategy that will focus the Company’s solar module technology on applications for emerging and specialty markets. The change in strategy resulted in a change in leadership and sizing the company to a new cost structure, primarily through the termination of a portion of the Company’s workforce. The Company incurred a charge of approximately $450,000 in the quarter ended March 31, 2011, comprised of severance costs. This charge has been recorded under “Accrued expenses” in the Condensed Balance Sheets and expensed as “Research and development” and “Selling, general and administrative” in the Condensed Statement of Operations in the amounts of approximately $72,000 and $378,000, respectively. The Company expects to make payments of approximately $185,000 during the quarter ended June 30, 2011, and the remaining estimated amount of $265,000 over the following ten months. The Company expects the actions taken to reduce monthly operating costs to approximately $1.6 million per month.

The Company commenced limited production on the FAB1 production line in the first quarter of 2009 and the FAB2 production line in 2010. The Company does not expect that sales revenue and cash flows from the FAB1 and FAB2 production lines will be sufficient to support operations and cash requirements until actual full production capacity on the FAB2 production line is achieved.

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

NOTE 5. RESTRICTED CASH

The Company established irrevocable letters of credit with its bank in favor of equipment vendors in the approximate amount of $3.3 million and $3.1 million in October 2010 and February 2011, respectively. The letters of credit are collateralized by interest bearing accounts and the funds are expected to be released for payment during 2011. Both amounts are reflected as “Restricted cash” under “Other Assets” in the Condensed Balance Sheets.

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

The following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis and its classification on the balance sheet as of March 31, 2011:

	Level 1	Level 2	Level 3	Total	Cash Equivalents	Investments
Financial Assets:
U.S. government securities	$—	$12,667,669	$—	$12,667,669	$—	$12,667,669
Money market funds	717,854	—	—	717,854	717,854	—
Corporate securities	—	5,048,980	—	5,048,980	3,149,662	1,899,318

	$717,854	$17,716,649	$—	$18,434,503	$3,867,516	$14,566,987

As of the balance sheet date, the Company held securities issued by U.S. government agencies (AAA/Aaa ratings) and A-1/A-1+ rated corporate notes. Approximately $17.7 million of these securities are classified as Level 2 because the Company does not believe that it is possible to obtain a firm, up-to-date price of such securities from, for example, a major exchange; and as a result, the Company relies on its brokerage firm and investment manager to report its fair value of such securities at the end of each month. Investments have not been transferred between levels.

NOTE 7. INVESTMENTS

Securities held by the Company as of March 31, 2011 are classified as available-for-sale and consisted of U.S. government securities and corporate securities. Such investments are carried at fair value, based on quoted market prices with the unrealized holding gains and losses reported as Accumulated other comprehensive income (loss) in the stockholders’ equity section of the Condensed Balance Sheets. Realized gains and losses on sales of securities are computed using the specific identification method. The Company evaluates declines in market value for potential impairment. If the decline results in a value below cost and is determined to be other than temporary, the investment is written down to its impaired value and a new cost basis is established. A summary of available-for-sale securities as of March 31, 2011 is as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$12,663,870	$3,964	$(165)	$12,667,669
Corporate securities	1,899,509	—	(191)	1,899,318

Total	$14,563,379	$3,964	$(356)	$14,566,987

Contractual maturities of available-for-sale investments as of March 31, 2011 were all one year or less as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
One year or less	$14,563,379	$3,964	$(356)	$14,566,987

The Company typically invests in highly rated securities with low probabilities of default. The Company’s investment policy specifies minimum investment grade criteria, types of acceptable investments, concentration limitations and duration guidelines.

All securities having an unrealized loss as of March 31, 2011 have been in a loss position for less than twelve months.

NOTE 8. ACCOUNTS RECEIVABLE

Accounts receivable consist of amounts generated from government contracts and sales of PV modules. Accounts receivable totaled $895,797 and $485,026 as of March 31, 2011 and December 31, 2010, respectively. All accounts receivable as of March 31, 2011 are deemed collectible.

Provisional Indirect Cost Rates—During 2010 and 2011, the Company billed the government under cost-based R&D contracts at provisional billing rates which permit the recovery of indirect costs. These rates are subject to audit on an annual basis by the government agencies’ cognizant audit agency. The cost audit will result in the negotiation and determination of the final indirect cost rates. In the opinion of management, re-determination of any cost-based contracts will not have a material effect on the Company’s financial position or results of operations.

Contract Status—The Company has authorized but not completed contracts on which work is in process as follows as of March 31, 2011 and December 31, 2010:

	As of March 31,	As of December 31,
	2011	2010
Total contract price of initial contract awards, including exercised options and approved change orders (modifications)	$11,427,581	$11,426,858
Completed to date	(8,171,504)	(7,289,426)

Authorized backlog	$3,256,077	$4,137,432

NOTE 9. PROPERTY, PLANT AND EQUIPMENT

The following table summarizes property, plant and equipment as of March 31, 2011 and December 31, 2010:

	As of March 31,	As of December 31,
	2011	2010
Building	$19,506,814	$19,506,814
Furniture, fixtures, computer hardware and computer software	1,151,745	1,151,745
Manufacturing machinery and equipment	78,688,610	72,111,366
Leasehold improvements	884,709	884,709

Net depreciable property, plant and equipment	100,231,878	93,654,634
Manufacturing machinery and equipment in progress	17,109,626	17,054,686

Property, plant and equipment	117,341,504	110,709,320
Less: Accumulated depreciation and amortization	(13,031,792)	(10,706,478)

Net property, plant and equipment	$104,309,712	$100,002,842

As of March 31, 2011, approximately $17.1 million of equipment for the FAB2 production line is reflected above as “Manufacturing machinery and equipment in progress” until the Company completes qualification of the equipment. Depreciation and amortization expense for the three months ended March 31, 2011 and 2010 was $2,325,314 and $993,564, respectively. Depreciation and amortization expense is recorded under “Research and development” expense and “Selling, general and administrative” expense in the Condensed Statements of Operations.

The Company incurred and capitalized interest costs related to the FAB2 building loan as follows during the three months ended March 31, 2011 and the year ended December 31, 2010.

	As of March 31,	As of December 31,
	2011	2010
Interest cost incurred	$117,701	$479,898
Interest cost capitalized	(117,701)	(479,898)

Interest expense, net	$—	$—

NOTE 10. INVENTORIES

Inventories consisted of the following at March 31, 2011 and December 31, 2010:

	As of March 31,	As of December 31,
	2011	2010
Raw materials	$2,789,721	$1,468,425
Work in process	354,573	317,468
Finished goods	274,636	90,941

Total	$3,418,930	$1,876,834

NOTE 11. DEPOSITS ON MANUFACTURING EQUIPMENT

As of March 31, 2011, deposits on manufacturing equipment related to the purchase of equipment not yet delivered to the FAB2 production line were approximately $7.0 million. The equipment purchase agreements are conditional purchase obligations that have milestone-based deliverables, such as the Company’s acceptance of design requirements and successful installation and commissioning of the equipment.

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

On January 7, 2010, the Company and ITN entered into an equipment purchase agreement whereby the Company purchased seven research and development vacuum and deposition chambers for $1,100,000 from ITN. Payments in the amount of $350,000 were remitted to ITN in January 2010 and January 2011. A final payment, without interest, in the amount of $400,000 is due on January 15, 2012.

As of March 31, 2011, future principal payments are due as follows:

2011	$175,618
2012	648,059
2013	264,935
2014	282,960
2015	302,210
Thereafter	5,764,965

$7,438,747

NOTE 13. DERIVATIVE FINANCIAL INSTRUMENTS

The Company is actively engaged in purchasing manufacturing equipment internationally and is exposed to foreign currency risk. In July 2008 and March 2009, the Company entered into fair value hedges utilizing forward contracts designed to match scheduled contractual payments to equipment suppliers which are denominated in Euros and Yen. The total notional value of the Euro forward contracts was approximately €6.4 million with various contract settlement dates beginning September 15, 2008 through July 31, 2009. The total notional value of the Yen forward contracts was approximately ¥521.4 million with contract settlement dates of March and April 2009. The Company elected not to use hedge accounting and accordingly, the unrealized gain and loss on each forward contract was determined at each balance sheet date based upon current market rates and is reported as an Unrealized gain or loss on forward contracts in the Condensed Statements of Operations. Upon settlement of the forward contracts, a realized gain or loss is reported in the Condensed Statements of Operations as Realized gain (loss) on forward contracts and foreign currency investments.

Although the hedging activity is designed to fix the dollar amount to be expended, the asset purchased is recorded at the spot rate in effect as of the date of the payment to the supplier. The difference between the spot rate and the forward rate has been reported as a gain or loss on forward contracts. As of March 31, 2011, the Company held two foreign currency options hedging approximately $1.7 million in equipment payments to be remitted in Yen. Derivative financial instruments are not used for speculative or trading purposes.

Included in Restricted cash at March 31, 2011 is $3.1 million in Euros. Accounts denominated in Euros are held in the Company’s bank account for future payments to equipment suppliers. Period end foreign currency transaction adjustments related to the Euros on deposit in the Company’s bank account are reflected as Realized gain (loss) on forward contracts and foreign currency investments in the Condensed Statements of Operations.

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

The exercise period ended June 22, 2007. During the exercise period, 3,098,382 Class A warrants (94.1% of the total outstanding) were exercised for an equal number of shares of common stock, and the Company received $20,449,321 in proceeds from the warrant exercises. At the end of the exercise period, 192,512 Class A warrants remained outstanding. The Company has set aside funds with its warrant transfer agent to redeem the outstanding warrants for $0.25 per warrant, or a total cost of $48,128. As of March 31, 2011, 9,090 Class A warrants remained unredeemed.

Class B warrants. The Class B warrants included in the units became exercisable on August 10, 2006. The exercise price of a Class B public warrant is $11.00. The Class B warrants expire on July 10, 2011. The Company does not have the right to redeem the Class B warrants. During the years ended December 31, 2008 and 2007, 98,800 and 11,000 Class B warrants, respectively were exercised resulting in proceeds to the Company of approximately $1.09 million and $121,000 respectively. As of March 31, 2011, 10,502,583 Class B warrants were outstanding.

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

Representative’s warrants to purchase 150,000 units have been exercised as of December 31, 2007, as have the 150,000 underlying Class A warrants resulting in an issuance of 300,000 shares of common stock and 300,000 Class B warrants for total proceeds to the Company of $1.98 million. During the year ended December 31, 2008 an additional 37,500 units were exercised, as have the 37,500 underlying Class A warrants resulting in an issuance of 75,000 shares of common stock and 75,000 Class B warrants for total proceeds to the Company of $495,000. To the extent that holders of representative’s warrants are entitled to receive Class A warrants upon exercise of the representative’s warrants, those warrants will be immediately subject to call for redemption at $0.25 per warrant. The holders will then have to decide whether to exercise their Class A warrants or hold them for redemption. As of March 31, 2011, 112,500 representative’s warrants remained unexercised.

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

On February 28, 2011, the Company entered into an At-The-Market Equity Offering Sales Agreement with Stifel, Nicolaus & Company, Incorporated, or Stifel Nicolaus Weisel, under which the Company may issue and sell from time to time up to $25,000,000 of common stock. The Company filed a prospectus supplement to the prospectus dated January 16, 2009. Sales of common stock, if any, will be made at market prices by any method that is deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including sales made directly on the NASDAQ Global Market and any other trading market for the Company’s common stock, and sales to or through a market maker other than on an exchange. The aggregate compensation payable to Stifel Nicolaus Weisel as sales agent shall be equal to 3% of the gross sales price of the shares sold. The offering of common stock pursuant to the sales agreement will terminate upon the earlier of (1) the sale of all the shares of our common stock offered by this prospectus supplement and the accompanying prospectus or (2) the termination of the sales agreement by the Company or by Stifel Nicolaus Weisel. As of March 31, 2011, no shares had been sold under this facility.

Other Proceeds: During the three months ended March 31, 2008, the Company received proceeds from a greater than 10% stockholder equal to the profits realized by such stockholder on the sale of the Company’s stock that was purchased and sold by such stockholder within six months of such sale. Under Section 16(b) of the Securities Exchange Act of 1934, as amended, the profit realized from this transaction by the greater than 10% stockholder was required be disgorged to the Company. The Company recorded the proceeds received on this transaction of $148,109 as Additional paid in capital and is reflected on the Statements of Stockholders’ Equity.

As of March 31, 2011, the Company had 32,367,505 shares of common stock and no shares of preferred stock outstanding. The Company has not declared or paid any dividends through March 31, 2011.

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

Share Based Compensation: The Company measures share-based compensation cost at the grant date based on the fair value of the award and recognizes this cost as an expense over the grant recipients’ requisite service periods for all awards made to employees, officers, directors and consultants.

The share-based compensation expense recognized in the Condensed Statements of Operations for the three months ended March 31, 2011 and 2010 was as follows:

	For the three months ended March 31,
	2011	2010
Share-based compensation cost included in:
Research and development	$186,091	$100,457
Selling, general and administrative	625,883	419,570

Total share-based compensation cost	$811,974	$520,027

The following table presents share-based compensation expense by type of award for the three months ended March 31, 2011 and 2010:

	For the three months ended March 31,
	2011	2010
Type of Award:
Stock Options	$537,793	$271,376
Restricted Stock Units and Awards	274,181	248,651

Total share-based compensation cost	$811,974	$520,027

Stock Options: The Company recognized share-based compensation expense for stock options of approximately $538,000 (approximately $500,000 to officers, directors and employees, and approximately $38,000 to outside providers) for the three months ended March 31, 2011 related to stock option awards ultimately expected to vest and reduced for estimated forfeitures. Included in this amount is approximately $236,000 in additional expense due to accelerated vesting, resulting from the severance agreement with the Company’s former CEO, Dr. Farhad Moghadam. The weighted average estimated fair value of employee stock options granted for the three months ended March 31, 2011 and 2010 was $2.56 and $3.50 per share, respectively. Fair value was calculated using the Black-Scholes Model with the following assumptions:

	For the three months ended March 31,
	2011	2010
Expected volatility	97.84%	102.1%
Risk free interest rate	2.6%	2.6%
Expected dividends	—	—
Expected life (in years)	6.3	6.2

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

As of March 31, 2011, total compensation cost related to non-vested stock options not yet recognized was approximately $1,993,000 (approximately $1,988,000 to officers, directors and employees, and approximately $5,000 to outside providers), which is expected to be recognized over a weighted average period of approximately 2.8 years. As of March 31, 2011, approximately 1,575,000 shares were vested or expected to vest in the future at a weighted average exercise price of $4.67. As of March 31, 2011, approximately 1,487,000 shares remained available for future grants under the Option Plan.

Restricted Stock: In addition to the stock options discussed above, the Company recognized share-based compensation expense related to restricted stock grants of approximately $274,000 for the three months ended March 31, 2011. Included in this amount is approximately $40,000 in additional expense due to accelerated vesting, resulting from the severance agreement with the Company’s former CEO, Dr. Farhad Moghadam. The weighted average estimated fair value of restricted stock grants for the three months ended March 31, 2011 and 2010 was $3.21 and $4.82, respectively.

Total unrecognized share-based compensation expense from unvested restricted stock as of March 31, 2011 was approximately $1,135,000 (approximately $1,130,000 to officers, directors and employees, and approximately $5,000 to outside providers) which is expected to be recognized over a weighted average period of approximately 2.03 years. As of March 31, 2011, approximately 444,000 shares were expected to vest in the future. As of March 31, 2011, approximately 578,000 shares remained available for future grants under the Restricted Stock Plan.

NOTE 16. RELATED PARTY TRANSACTIONS

Prior to January 1, 2011, ITN was considered a related party because ITN’s sole owner, Dr. Mohan Misra, was Chairman of the Company’s Board of Directors and held various executive positions. Effective January 1, 2011, Dr. Misra was no longer a member of the Board of Directors or an executive of the Company and ITN is no longer considered a related party.

ITN was a related party during the three months ended March 31, 2010. Included in “Selling, general and administrative expense” for the three months ended March 31, 2010 is $175,982 of expenditures to ITN for facility sublease costs and administrative support expenses. Included in “Research and development expense” for the three months ended March 31, 2010 is $160,055 of expenditures to ITN for supporting research and development and manufacturing activity, including charges for the use of research and development equipment. Related party payables of $54,037 as of December 31, 2010 represent costs remaining to be paid to ITN for these expenditures. Related party receivables $2,524 as of December 31, 2010 represent pass-through costs for employee benefit insurance.

“Property, plant and equipment” as of December 31, 2010 includes $2,296,118 paid to ITN for the construction of manufacturing and research and development equipment and installation labor costs for the Company’s FAB1 and FAB2 production lines.

On January 7, 2010, the Company and ITN entered into an equipment purchase agreement whereby the Company purchased seven research and development vacuum and deposition chambers for $1,100,000 from ITN. Payments in the amount of $350,000 were remitted to ITN in January 2010 and January 2011. A final payment, without interest, in the amount of $400,000 is due on January 15, 2012.

NOTE 17. COMMITMENTS

Lease Agreement: On June 25, 2010, the Company entered into a lease agreement for the FAB1 facility in Littleton, Colorado; the lease was extended March 1, 2011. As of March 31, 2011, future minimum payments totaling $319,770 are due through June 2012.

The Company is also responsible for payment of pass-through expenses such as property taxes, insurance, water and utilities. Rent expense for the three months ended March 31, 2011 and 2010 was $72,667 and $75,401 respectively.

Patent License Agreements: In 2006, the Company entered into two non-exclusive patent license agreements, one of which was terminated in 2010. In consideration for the right to license certain inventions, the Company is required to pay annual royalty payments based on net sales of products manufactured using the licensed technology. If there are no net sales of products manufactured using the licensed technology, then a minimum royalty payment is required. The Company has made payments for the annual minimum royalties due associated with these patent license agreements. These payments are insignificant in amount and are recorded under “Research and development” expense in the Condensed Statements of Operations.

NOTE 18. RETIREMENT PLAN

On July 1, 2006, the Company adopted a qualified 401(k) plan which provides retirement benefits for all of its eligible employees. Under the plan, employees become eligible to participate at the first entry date, provided that they are at least 21 years of age. The participants may elect through salary reduction to contribute up to ceilings established in the Internal Revenue Code. The Company will match 100% of the first six percent of employee contributions. In addition, the Company may make discretionary contributions to the Plan as determined by the Board of Directors. Employees are immediately vested in all salary reduction contributions. Rights to benefits provided by the Company’s discretionary and matching contributions vest 100% after the first year of service for all employees hired before January 1, 2010. For employees hired after January 1, 2010, matching contributions vest over a three-year period, one-third per year. Payments for 401(k) matching totaled $110,229 and $97,870 for the three months ended March 31, 2011 and 2010, respectively, and are recorded under “Research and development expense” and “Selling, general and administrative expense” in the Condensed Statements of Operations.

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

Overview

We are a development stage company formed to commercialize flexible photovoltaic (“PV”) modules using our proprietary technology. For the three months ended March 31, 2011, we generated approximately $1,184,000 of revenue. Our revenue from government research and development contracts was $966,000 and our revenue from product sales was $218,000. As of March 31, 2011, we had an accumulated deficit of approximately $86.9 million. Currently we are in production utilizing a combination of equipment in our FAB1 and FAB2 production lines on qualified equipment. We are qualifying additional equipment that has been delivered and additional equipment is scheduled for delivery in 2011. Under our current business plan, we expect losses to continue until production reaches an annual rated capacity of approximately 30 MW or more. To date, we have financed our operations primarily through public and private equity financings. On November 16, 2010, we completed a public offering of 5,250,000 shares of common stock. The offering price was $4.15 per share resulting in total net proceeds of approximately $20.4 million. The proceeds from the stock sales are being utilized to fund equipment purchases for FAB2 in Thornton, Colorado, as well as the funding of negative operating cash flows as we ramp up production levels.

While focused on speed to market, we believe that quality and consistency of product will be paramount to our success in the marketplace. Consequently, we follow a highly disciplined, staged progression based upon the achievement of key milestones and supported by over sixteen years of concerted research and development activity by our scientists. Our progression also takes into account market conditions, as well as financing options. In keeping with our philosophy, we completed construction of our FAB1 production line in December 2007. In March 2008, we demonstrated initial operating capacity (“IOC”) of the FAB1 production line by initiating production trials as an end-to-end integrated process. Early IOC production trials resulted in average thin-film device efficiencies of 9.5% and small area monolithically integrated module efficiencies of over 7.0%. During 2008 optimization trials resulted in thin-film device efficiencies in the 9.5% to 11.5% range and corresponding module efficiencies in the 7.0% to 9.0% range. The test modules measured approximately 15 centimeters wide by 30 centimeters long.

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

In August 2009, we completed internal qualification testing of a flexible packaging solution which successfully passed the rigorous standard of one thousand (1,000) hours of damp heat testing (85% relative humidity and 85° C temperature) guideline set forth by International Electrotechnical Commission (“IEC”) 61646 standards for performance and long term reliability of thin-film solar modules. In February 2010, three of our product configurations were certified by an independent laboratory on a variety of United States Department of Defense (“DOD”) rugged standards known as MIL-STD-810G. In October 2010, we completed full external certification under IEC 61646 at an independent laboratory of a two meter module for BAPV applications. Achieving this certification is required for building integrated photovoltaic (“BIPV”) and building applied photovoltaic (“BAPV”) applications used in commercial, industrial and residential rooftop markets. Based on our new focus and direction, certification activities will continue as required as we introduce new products and make changes or improvements to our already certified products.

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

Commercialization and Manufacturing Expansion Plan

We intend to be the first company to commercialize the manufacture of large, roll-format, PV modules that use CIGS on a flexible, plastic substrate. Our manufacturing expansion plan entails the design, installation, qualification, testing and operation of additional production tools to increase our rated production capacity. During the three months ended March 31, 2011, we had product sales of approximately $218,000 which we do not consider sufficient for exiting development stage.

Approximately 81% of the total equipment planned for delivery into FAB2 had been delivered by March 31, 2011. We exited 2010 at an annual run rate of approximately 2 MW on equipment with a nameplate or nominal capacity of 8 MW per year. Additional equipment deliveries are planned during 2011. In March 2011, based on market conditions we revised our near-term strategy to focus on higher value applications for emerging and specialty markets. In the past, Ascent has dedicated many of its resources to establishing a position in BIPV/BAPV markets. The BIPV/BAPV markets are still important to our long-term growth and success. Our 2011 production volumes will be based primarily on market demand for our products in emerging and specialty markets.

During 2010, we applied for funding under the U.S. Department of Energy (“DOE”) Loan Guarantee Program for our planned third production facility (“FAB3”) with a nameplate capacity of 150 MW per year. The DOE reviewed our Part I submission under the Loan Guarantee Application - Innovative Energy Efficiency, Renewable Energy and Advanced Transmission and Distribution Technologies Solicitation No. DE-FOA-0000140, and deemed it responsive to the initial threshold requirements. We completed our Part II submission under the program in December 2010. On February 23, 2011, the DOE informed us that our submission was selected for due diligence review by the DOE. Timing and funding requirements under the loan guarantee program did not correlate with our revised business plan and consequently, in April 2011, we informed the DOE that we were withdrawing our submission from further consideration under the program.

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

We currently expect the capital expenditures for FAB2 to total approximately $102 million to $107 million for manufacturing and development equipment. We invested approximately $19 million for the acquisition and renovation of the FAB2 manufacturing facility in Thornton, Colorado. We also expect capital expenditures of approximately $6.0 million for installation and qualification of the FAB2 equipment. As of March 31, 2011, we have made actual cash payments of approximately $87.0 million for the FAB2 equipment including installation costs and deposits on undelivered equipment. During 2011 we expect to make payments of $6.3 million (included in Restricted Cash) on the FAB2 manufacturing equipment, of which payments in the amount of approximately $5.6 million have been secured by a letters of credit. The remaining obligation for equipment beyond 2011 is approximately $6.5 million.

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

The timing and amount of our production capacity and actual output will depend on customer demand as well as a number of technical factors such as module efficiency, production yield and throughput. Future production in FAB2 will depend on our continuing efforts to successfully ramp up the production equipment.

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

Significant Trends, Uncertainties and Challenges

We believe that the significant trends, uncertainties and challenges that directly or indirectly affect our financial performance and results of operations include:

•

Our ability to qualify production tools to achieve desired production yields, throughput, module efficiencies and other performance targets, and to obtain in a timely manner necessary or desired certifications for our PV modules;

•	Our ability to expand production in accordance with our plans set forth above under “Commercialization and Manufacturing Expansion Plan”;

•	Our ability to achieve projected operational performance and cost metrics;

•

Our ability to consummate strategic relationships with key partners, including original equipment manufacturers (“OEMs”) customers, system integrators, value added resellers and distributors who deal directly with manufacturers and end-users in the BIPV/BAPV, portable power, EIPV and government/defense solar panel markets;

•	Consumer and customer acceptance of and demand for our products:

•	The effect that currency fluctuations may have on our capital equipment purchases, manufacturing costs and the price of our planned PV modules;

•	Changes in the supply and demand for PV modules as well as fluctuations in selling prices for PV modules worldwide;

•	Our ability to raise additional capital on terms favorable to us;

•	Our ability to manage the planned expansion of our manufacturing facilities, operations and personnel;

•	Our ability and the ability of our distributors, suppliers and customers to manage operations and orders and timely delivery of production tools; and

•	Availability of raw materials.

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

Our significant accounting policies were described in Note 3 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no changes to these policies that are of potential significance to us during the three months ended March 31, 2011.

Recent Accounting Pronouncements

See Note 3, “Summary of Significant Accounting Policies,” in the Notes to Condensed Financial Statements.

Results of Operations

Comparison of the Three Months Ended March 31, 2011 and 2010

Our activities to date have substantially consisted of raising capital, business and product development, research and development and the development of our FAB1 and FAB2 production lines.

Research and Development Revenues. Our revenues were $1,183,655 for the three months ended March 31, 2011 compared to $216,196 for the three months ended March 31, 2010, an increase of $967,459. Revenues for the three months ended March 31, 2011 includes $217,883 of product sales, which constitutes a portion of the increase. Revenues earned on our government R&D contracts increased by $749,576 as a result of two government contracts that were entered into and began generating revenue in June 2010.

Research and Development. R&D costs were $8,595,173 for the three months ended March 31, 2011 compared to $4,558,319 for the three months ended March 31, 2010, an increase of $4,036,854. R&D costs include the costs incurred for pre-production and production activities in FAB1 and FAB2 and facility and equipment infrastructure costs. R&D costs also include costs related to our governmental contracts. Costs related to pre-production and production activities increased approximately $3,587,000. The pre-production and production cost increases were comprised of depreciation and amortization of approximately $1,443,000, materials and equipment related costs of approximately $1,024,000, consulting and contract services of approximately $737,000, facility related costs of approximately $86,000 and severance costs of approximately $378,000, offset by reductions in personnel related costs of approximately $157,000. Governmental R&D expenditures increased by approximately $450,000. The R&D cost increases were comprised of materials and equipment related costs of approximately $418,000, personnel related costs of approximately $53,000 and consulting and contract services of approximately $10,000, offset by a decrease facility related costs of approximately $49,000.

Selling, General and Administrative. SG&A expenses were $2,453,868 for the three months ended March 31, 2011 compared to $2,131,105 for the three months ended March 31, 2010, an increase of $322,763. This increase is the result of stock compensation expense of approximately $204,000, which includes acceleration of certain equity awards for our former CEO, Dr. Farhad Moghadam, personnel related costs associated with increased headcount of approximately $104,000 and severance costs of approximately $72,000, offset by reductions in public company related costs of approximately $29,000, equipment related costs of approximately $21,000 and insurance costs of approximately $20,000.

Interest Expense. Interest costs of $117,701 and $121,309 were incurred and capitalized as property, plant and equipment for the three months ended March 31, 2011 and March 31, 2010, respectively. Interest incurred relates to our CHFA loan utilized for our FAB2 production facility expansion in Thornton, Colorado.

Interest Income. Interest income was $15,603 for the three months ended March 31, 2011 compared to $12,110 for the three months ended March 31, 2010, an increase of $3,493. Interest income represents interest on cash and short-term investments. Despite lower average cash balance, interest income increased due to slight improvements in interest rates in 2011 as compared to 2010.

Realized Gain (Loss) on Forward Contracts and Foreign Currency Investments. Realized gain (loss) on forward contracts and foreign currency investments includes gains and losses incurred when forward contracts mature and adjustments calculated on cash held in foreign currencies to reflect the current exchange rate. For the three months ended March 31, 2011 the realized gain on forward contracts and foreign currency investments was $194,761 compared to a realized loss of $142,630 for the three months ended March 31, 2010, an increase of $337,391. The increase is the result of favorable changes in the exchange rate related to our foreign currency investments.

Net Loss. Our Net Loss was $9,654,589 for the three months ended March 31, 2011 compared to a Net Loss of $6,603,748 for the three months ended March 31, 2010, an increase in Net Loss of $3,050,841. The increase in Net Loss can be summarized in variances in significant account activity as follows:

(Increase) decrease to Net Loss For the Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010
Research and development revenues	$967,459
Research and development costs
Manufacturing R&D	(483,462)
Government R&D	(3,467,758)
Non-cash stock based compensation	(85,634)
Selling, general and administrative expenses
Corporate S, G&A	(116,450)
Non-cash stock based compensation	(206,313)
Interest income	3,493
Realized gain (loss) on investments	433
Realized gain (loss) on forward contracts and foreign currency investments	337,391

Increase to Net Loss	$(3,050,841)

Liquidity and Capital Resources

As of March 31, 2011, we had approximately $30.8 million in cash and investments. We also had $6.4 million in restricted cash securing equipment purchases which is included in “Other Assets” on the Balance Sheet. On November 16, 2010, we completed a public offering of 5,250,000 shares of common stock, yielding total net proceeds of approximately $20.4 million. We currently expect the cost of FAB2 will total approximately $102 million to $107 million for manufacturing and development equipment. We invested approximately $19 million for the acquisition of the building and renovation the FAB2 manufacturing facility in Thornton, Colorado. We also expect capital expenditures of approximately $6.0 million for installation and qualification of the FAB2 equipment. As of March 31, 2011, we have made actual cash payments of approximately $87.0 million for the FAB2 equipment including installation costs and deposits on undelivered equipment. We expect to make payments on equipment for the FAB2 production line of approximately $6.3 million during the remaining three quarters of 2011 for property, plant and equipment. The remaining obligation for equipment beyond 2011 is approximately $6.5 million.

On March 31, 2011, we announced a change in strategy that will focus our solar module technology on applications for emerging and specialty markets. The change in strategy resulted in a change in leadership and sizing the company to a new cost structure, primarily through the termination of a portion of the Company’s workforce. We incurred a charge of approximately $450,000 in the quarter ended March 31, 2011, comprised of severance costs. This charge has been recorded under “Accrued expenses” in the Condensed Balance Sheets and expensed as “Research and development” and “Selling, general and administrative” in the Condensed Statement of Operations in the amounts of approximately $72,000 and $378,000, respectively. We expect to make payments of approximately $185,000 during the quarter ended June 30, 2011, and the remaining estimated amount of $265,000 over the following ten months. The actions taken are expected to reduce monthly operating costs to approximately $1.6 million per month.

During the three months ended March 31, 2011, the use of cash for operational expenses averaged approximately $2.5 million per month and was related to manufacturing and engineering activities, research and development, business development and general corporate expenses. As of April 15, 2011, we had 77 full-time employees and 8 contractors provided through an employment services provider.

                Operating Activities. For the three months ended March 31, 2011, our cash used in operations was $7,539,174 compared to $5,782,589 for the three months ended March 31, 2010, an increase of $1,756,585. The increase in cash used in operations is primarily the result of qualifying our equipment, ramping up production and purchases of inventory. The increase is comprised of an increase in Net Loss of approximately $3,051,000 and inventory purchases of approximately $1,542,000, offset by an increase in depreciation and amortization of approximately $1,334,000 and a decrease in accrued expenses of approximately $919,000.

Investing Activities. Cash used in investing activities totaled $3,171,969 for the three months ended March 31, 2011 compared to cash provided by investing activities of $14,428,226 for the three months ended March 31, 2010, a net change of $17,600,195. The net change in investing activities is the result of a net decrease in sales and maturities of investments of approximately $14,607,000. Also contributing to the net change was approximately $3,097,000 transferred to Restricted Cash to facilitate future equipment payments.

Financing Activities. Cash used in financing activities totaled $405,998 for the three months ended March 31, 2011 compared to $7,265 for the three months ended March 31, 2010, an increase of $398,733. The increase in cash used in financing activities is the result of a decrease of approximately $390,000 in proceeds received from issuance of stock.

We expect our current cash balance to be sufficient to cover our planned capital and operational expenditures for at least the next 12 months based on currently known factors and limited projected revenues. We expect that we may need to raise additional capital to cover our operating losses and future manufacturing capacity expansion. There is no assurance that we will be able to raise additional capital on acceptable terms or at all.

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

On November 11, 2010, we entered into an underwriting agreement with Cowen and Company, LLC, Rodman & Renshaw LLC and ThinkEquity LLC providing for the sale in a firm commitment offering of 5,250,000 shares of the Company’s common stock at a price to the public of $4.15 per share. The offer and sale of the shares were registered under the Company’s shelf registration statement. The offering closed on November 16, 2010 with net proceeds to the Company of approximately $20.4 million.

On February 28, 2011, we entered into an At-The-Market Equity Offering Sales Agreement pursuant to which we may issue and sell through an agent up to $25,000,000 of our common stock from time to time at prevailing market prices on the NASDAQ stock exchange. As of March 31, 2011, no shares had been sold under this facility.

Contractual Obligations

The following table presents our contractual obligations as of March 31, 2011. Our long-term obligation is related to our building loan reflecting both principal and interest. Our purchase obligations include orders for equipment, inventory and operating expenses.

		Payments Due by Year (in thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$11,676	$694	$2,081	$2,081	$6,820
Operating lease obligations	433	349	84	—	—
Purchase obligations	2,959	2,959	—	—	—

Total	$15,068	$4,002	$2,165	$2,081	$6,820

Off Balance Sheet Transactions

As of March 31, 2011, we did not have any off balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

We are actively engaged in purchasing manufacturing equipment internationally and are exposed to foreign currency risk.

In July 2008 and March 2009 we entered into fair value hedges utilizing forward contracts designed to match scheduled contractual payments to equipment suppliers which are denominated in Euros and Yen. The total notional value of the Euro forward contracts was €6.4 million with various contract settlement dates beginning September 15, 2008 through July 31, 2009. The total notional value of the Yen forward contracts was ¥521.4 million with contract settlement dates of March and April 2009. Those forward contracts had been settled as of December 31, 2009 and the currencies contracted for were delivered to us, however, not all payments have been made to our equipment suppliers and we continue to have foreign currency risk. Included in restricted cash is approximately $3.1 million in Euros held as of March 31, 2011 in our bank account for future payments to our equipment suppliers. Based on our overall currency rate exposure as of March 31, 2011, a near-term 10% appreciation or depreciation in the United States Dollar, relative to our foreign currencies on deposit, would have a positive or negative impact of approximately $0.3 million on our results of operations.

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

Our objective is to fix the dollar amount of our foreign currency denominated manufacturing equipment purchases at time of order. Although the hedging activity described below is designed to fix the dollar amount to be expended, the asset purchased is recorded at the spot foreign currency rate in effect as of the date of the payment to the supplier. The difference between the spot rate and the forward rate has been reported as a gain or loss on forward contract.

We currently have unhedged open purchase orders to equipment suppliers denominated in Yen for approximately ¥387.9 million. A 10% appreciation or depreciation in the United States Dollar, relative to this purchase obligation, would have a positive or negative impact range of approximately $0.4 million to $0.5 million on our future cash flows. As of March 31, 2011, we held two forward currency options hedging approximately $1.7 million in equipment payments to be remitted in Yen. We cannot accurately predict future exchange rates or the overall impact of future exchange rate fluctuations on our business, results of operations and financial condition.

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our cash equivalents and investment portfolio. As of March 31, 2011, our cash equivalents consisted of money market funds, investments in U.S. government securities and high quality corporate securities. The primary objective of our investment activities is to preserve principal and provide liquidity on demand, while at the same time maximizing the income we receive from our investments without significantly increasing risk. The direct risk to us associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a change in interest rates will have a significant impact on our financial position, results of operations or cash flows.

Credit Risk

We have certain financial and derivative instruments that potentially subject us to credit risk. These consist primarily of cash, cash equivalents, restricted cash, investments and foreign currency option contracts. We are exposed to credit losses in the event of nonperformance by the counter parties to our financial and derivative instruments. We place cash, cash equivalents, investments and forward foreign currency option contracts with various high-quality financial institutions, and exposure is limited at any one institution. We continuously evaluate the credit standing of our counter party financial institutions.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (SEC) rules and forms. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of March 31, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control over Disclosure and Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the updated risk factors in our Annual Report on Form 10-K filed on February 28, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K filed on February 28, 2011 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 6.	Exhibits

a. A list of exhibits is found on page 26 of this report.

ASCENT SOLAR TECHNOLOGIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of April, 2011.

ASCENT SOLAR TECHNOLOGIES, INC.

By:	/S/ GARY GATCHELL
Gary Gatchell Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

ASCENT SOLAR TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit No.	Description

10.1	Executive Employment Agreement with Ron Eller (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 6, 2011)

10.2	At-the-Market Equity Offering Sales Agreement between the Company and Stifel, Nicolaus & Company, Incorporated dated February 28, 2011 (incorporated by reference to Exhibit 10.39 to our Annual Report on Form 10-K filed February 28, 2011)

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith