Form 10-Q
period 2011-09-30
Ascent Solar Technologies, Inc.
filed 2011-11-10
CIK 1350102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
 ______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from             to
Commission File No. 001-32919
______________________________________________________
Ascent Solar Technologies, Inc.
(Exact name of registrant as specified in its charter)
 _______________________________________________________

Delaware	20-3672603
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12300 Grant Street, Thornton, CO	80241
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number including area code: 720-872-5000
_________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 20, 2011, there were 38,953,948 shares of our common stock issued and outstanding.

ASCENT SOLAR TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q
Quarterly Period Ended September 30, 2011

PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements (unaudited)	3
	Condensed Balance Sheets—As of September 30, 2011 and December 31, 2010	3
	Condensed Statements of Operations—For the three months and nine months ended September 30, 2011 and September 30, 2010 and for the period from inception (October 18, 2005) through September 30, 2011	4
	Condensed Statements of Stockholders' Equity and Comprehensive Income (Loss) for the period from Inception (October 18, 2005) through September 30, 2011	5
	Condensed Statements of Cash Flows—For the nine months ended September 30, 2011 and September 30, 2010 and for the period from inception (October 18, 2005) through September 30, 2011	7
	Notes to Condensed Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 6.	Exhibits	27
SIGNATURES		28
EXHIBIT INDEX		29

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

ASCENT SOLAR TECHNOLOGIES, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$9,867,496	$27,303,217
Investments	17,229,026	17,486,409
Trade receivables	430,555	485,026
Related party receivables	—	2,524
Inventories	3,122,130	1,876,834
Prepaid expenses and other current assets	444,968	510,348
Total current assets	31,094,175	47,664,358
Property, Plant and Equipment:	36,699,565	110,709,320
Less accumulated depreciation and amortization	(6,575,513)	(10,706,478)
	30,124,052	100,002,842
Other Assets:
Restricted cash	1,472,697	3,259,350
Deposits on manufacturing equipment	3,377,937	8,770,693
Patents, net of amortization of $23,539 and $17,186, respectively	316,398	259,439
Other non-current assets	61,250	64,062
	5,228,282	12,353,544
Total Assets	$66,446,509	$160,020,744
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$279,014	$1,092,449
Related party payables	—	54,037
Accrued expenses	2,401,547	1,810,851
Accrued property, plant and equipment	1,455,907	2,385,301
Deferred revenue	—	250,705
Current portion of long-term debt	644,010	232,257
Current portion of long-term debt – related party	—	350,000
Total current liabilities	4,780,478	6,175,600
Long-Term Debt	6,678,624	6,863,129
Long-Term Debt - Related Party	—	400,000
Accrued Warranty Liability	24,873	15,900
Commitments and Contingencies (Notes 4, 12 & 18)
Stockholders’ Equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.0001 par value, 75,000,000 shares authorized; 38,933,607 and 32,265,587 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	3,893	3,226
Additional paid in capital	232,405,717	223,826,191
Deficit accumulated during the development stage	(177,449,976)	(77,263,076)
Accumulated other comprehensive income (loss)	2,900	(226)
Total stockholders’ equity	54,962,534	146,566,115
Total Liabilities and Stockholders’ Equity	$66,446,509	$160,020,744
The accompanying notes are an integral part of these condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		For the Period from Inception (October 18, 2005) Through September 30, 2011
	September 30,		September 30,
	2011	2010	2011	2010
Revenues	$988,507	$623,340	$3,199,145	$1,285,550	$9,647,383
Costs and Expenses
Research and development	4,144,608	6,418,402	19,440,379	16,904,741	75,004,297
Selling, general and administrative	1,524,191	1,753,910	5,619,769	5,804,091	34,311,270
Impairment loss	—	—	78,000,000	—	79,769,480
Total Costs and Expenses	5,668,799	8,172,312	103,060,148	22,708,832	189,085,047
Loss from Operations	(4,680,292)	(7,548,972)	(99,861,003)	(21,423,282)	(179,437,664)
Other Income/(Expense)
Interest expense	(60,065)	—	(60,065)	—	(1,147,358)
Interest income	13,569	17,422	43,075	33,987	4,461,302
Contract cancellation loss	(566,696)	—	(566,696)	—	(566,696)
Realized gain on investments	—	—	—	193	27,474
Realized gain (loss) on forward contracts	—	—	63,915	—	(1,430,766)
Foreign currency transaction gain (loss)	(69,894)	350,578	193,874	(88,049)	643,732
	(683,086)	368,000	(325,897)	(53,869)	1,987,688
Net Loss	$(5,363,378)	$(7,180,972)	$(100,186,900)	$(21,477,151)	$(177,449,976)
Net Loss Per Share (Basic and diluted)	$(0.15)	$(0.27)	$(2.99)	$(0.80)
Weighted Average Common Shares Outstanding (Basic and diluted)	35,915,727	26,794,143	33,562,851	26,715,528
The accompanying notes are an integral part of these condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
For the Period from Inception (October 18, 2005) through September 30, 2011

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

ASCENT SOLAR TECHNOLOGIES, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Continued)
(Unaudited)
For the Period from Inception (October 18, 2005) through September 30, 2011

					Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount
Balance, December 31, 2008	20,946,382	$2,095	—	$—	$164,391,585	$(25,106,641)	$331,068	$139,618,107
Components of comprehensive loss
Unrealized loss on investments	—	—	—	—	—	—	(334,080)	(334,080)
Net loss	—	—	—	—	—	(20,922,717)	—	(20,922,717)
Total comprehensive loss								(21,256,797)
Exercise of stock options (1/09 - 12/09 @ $0.10, $2.76 & $4.25)	105,169	10	—	—	339,606	—	—	339,616
Issuance of Restricted Stock	147,679	15	—	—	(15)	—	—	—
Stock based compensation	—	—	—	—	2,676,957	—	—	2,676,957
Proceeds from private placement:
Common stock (10/09 @ $6.50)	769,230	77	—	—	4,999,918	—	—	4,999,995
Proceeds from public offering (10/09 @ $6.50)	4,615,385	461	—	—	29,999,542	—	—	30,000,003
Costs of public offering	—	—	—	—	(2,062,866)	—	—	(2,062,866)
Balance, December 31, 2009	26,583,845	$2,658	—	$—	$200,344,727	$(46,029,358)	$(3,012)	$154,315,015
Components of comprehensive loss
Unrealized gain on investments	—	—	—	—	—	—	2,786	2,786
Net loss	—	—	—	—	—	(31,233,718)	—	(31,233,718)
Total comprehensive loss								(31,230,932)
Proceeds from public offering (11/10 @ $4.15)	5,250,000	525	—	—	21,786,975	—	—	21,787,500
Costs of public offering	—	—	—	—	(1,409,937)	—	—	(1,409,937)
Exercise of stock options (1/10 – 12/10 @ $0.10, $2.90, $2.73, $2.76 & $3.17)	161,330	16	—	—	390,985	—	—	391,001
Issuance of Restricted Stock	270,412	27	—	—	(27)	—	—	—
Stock based compensation	—	—	—	—	2,713,468	—	—	2,713,468
Balance, December 31, 2010	32,265,587	$3,226	—	$—	$223,826,191	$(77,263,076)	$(226)	$146,566,115
Components of comprehensive loss
Unrealized gain on investments	—	—	—	—	—	—	3,126	3,126
Net loss	—	—	—	—	—	(100,186,900)	—	(100,186,900)
Total comprehensive loss								(100,183,774)
Proceeds from private offering (8/11 @ $1.15)	6,400,000	640	—	—	7,359,360	—	—	7,360,000
Costs of private offering	—	—	—	—	(123,973)	—	—	(123,973)
Exercise of stock options (1/11 – 9/11 @ $0.10)	57,000	6	—	—	5,694	—	—	5,700
Issuance of Restricted Stock	166,020	17	—	—	(17)	—	—	—
Issuance of Commons Stock to service provider (5/11 @ $1.31)	45,000	4	—	—	58,946	—	—	58,950
Stock based compensation	—	—	—	—	1,279,516	—	—	1,279,516
Balance, September 30, 2011	38,933,607	$3,893	—	$—	$232,405,717	$(177,449,976)	$2,900	$54,962,534
The accompanying notes are an integral part of these condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended		For the Period from Inception (October 18, 2005) through September 30,
	September 30,
	2011	2010	2011
Operating Activities:
Net loss	$(100,186,900)	$(21,477,151)	$(177,449,976)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	6,146,953	4,519,779	16,952,015
Stock based compensation	1,279,516	2,152,917	11,594,286
Common stock issued for services	58,950	—	58,950
Realized loss (gain) on forward contracts	(63,915)	—	1,430,766
Foreign currency transaction loss (gain)	(193,874)	88,049	(643,732)
Charge off of deferred financing costs to interest expense	—	—	198,565
Charge off of bridge loan discount to interest expense	—	—	800,000
Impairment loss	78,000,000	—	79,769,480
Cancellation fees and forfeited deposits on equipment	566,696	—	641,462
Changes in operating assets and liabilities:
Accounts receivable	54,471	(521,684)	(430,555)
Related party receivables	2,524	3,330	—
Inventories	(1,245,296)	(772,455)	(3,122,130)
Prepaid expenses and other current assets	65,380	204,705	(444,968)
Accounts payable	(813,435)	(151,132)	279,014
Related party payable	(54,037)	(143,493)	—
Accrued expenses	(436,349)	(91,841)	1,374,501
Deferred revenue	(250,705)	293,905	—
Warranty reserve	8,973	—	24,873
Net cash used in operating activities	(17,061,048)	(15,895,071)	(68,967,449)
Investing Activities:
Purchases of available-for-sale-securities	(26,244,858)	(40,008,641)	(904,509,292)
Maturities and sales of available-for-sale securities	26,505,366	54,752,661	887,283,166
Purchase of property, plant and equipment	(9,077,497)	(1,974,346)	(47,976,786)
Deposits on manufacturing equipment	—	(6,625,491)	(79,948,708)
Restricted cash for manufacturing equipment	1,786,653	—	(1,472,697)
Patent activity costs	(63,312)	(58,120)	(314,980)
Deposit on building	—	—	(100,000)
Net cash provided by (used in) investing activities	(7,093,648)	6,086,063	(147,039,297)
Financing Activities:
Proceeds from bridge loan financing	—	—	1,600,000
Repayment of bridge loan financing	—	—	(1,600,000)
Payment of debt financing costs	—	—	(273,565)
Payment of equity offering costs	—	—	(10,302,040)
Proceeds from debt	—	—	7,700,000
Repayment of debt	(522,752)	(161,748)	(1,127,366)
Repayment of debt-related party	—	(350,000)	(350,000)
Proceeds from shareholder under Section 16(b)	—	—	148,109
Proceeds from issuance of stock and warrants	7,241,727	55,012	230,127,232
Redemption of Class A warrants	—	—	(48,128)
Net cash provided by (used in) financing activities	6,718,975	(456,736)	225,874,242
Net change in cash and cash equivalents	(17,435,721)	(10,265,744)	9,867,496
Cash and cash equivalents at beginning of period	27,303,217	21,717,215	—
Cash and cash equivalents at end of period	$9,867,496	$11,451,471	$9,867,496
Supplemental Cash Flow Information:
Cash paid for interest	$60,065	$—	$60,489
Cash paid for income taxes	$—	$—	$—
Non-Cash Transactions:
ITN initial contribution of assets for equity	$—	$—	$31,200
Note with ITN and related capital expenditures	$—	$1,100,000	$1,100,000

The accompanying notes are an integral part of these condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION
Ascent Solar Technologies, Inc. (“Ascent” or “the Company”) was incorporated on October 18, 2005 from the separation by ITN Energy Systems, Inc. (“ITN”) of its Advanced Photovoltaic Division and all of that division’s key personnel and core technologies. ITN, a private company incorporated in 1994, is an incubator dedicated to the development of thin-film, photovoltaic (“PV”), battery, fuel cell and nano technologies. Through its work on research and development contracts for private and governmental entities, ITN developed proprietary processing and manufacturing know-how applicable to PV products generally, and to Copper-Indium-Gallium-diSelenide (“CIGS”) PV products in particular. ITN formed Ascent to commercialize its investment in CIGS PV technologies. In January 2006, in exchange for 1,028,000 shares of common stock of Ascent, ITN assigned to Ascent certain CIGS PV technologies and trade secrets and granted to Ascent a perpetual, exclusive, royalty-free worldwide license to use, in connection with the manufacture, development, marketing and commercialization of CIGS PV to produce solar power, certain of ITN’s existing and future proprietary and control technologies that, although non-specific to CIGS PV, Ascent believes will be useful in its production of PV modules for its target markets. Upon receipt of the necessary government approvals and pursuant to novation in early 2007, ITN assigned government-funded research and development contracts to Ascent and also transferred the key personnel working on the contracts to Ascent. Today, ITN provides Ascent a limited amount of technical services.

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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company’s significant accounting policies were described in Note 3 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. With the exception of those discussed below, there have been no significant changes to these policies and no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2011, that are of significance or potential significance to the Company.
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
In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 820). This ASU seeks to improve comparability, consistency and transparency of financial reporting with respect to comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments. The amendments of this ASU require all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or two separate but consecutive statements. This ASU is effective for fiscal years and interim periods beginning after December 15, 2011 and early adoption is permitted. The adoption of ASU 2011-05 will affect only financial statement presentation and will not impact the Company’s financial position, results of operations or cash flows.

NOTE 4. LIQUIDITY AND CONTINUED OPERATIONS
As of September 30, 2011, the Company had approximately $27.1 million in cash and investments. An additional $1.5 million in cash is restricted for future payments on equipment. As discussed in Note 2, the Company is in the development stage and is currently incurring significant losses from operations as it works toward commercialization. The Company made cash payments of approximately $9.1 million in the nine months ended September 30, 2011 for property, plant and equipment. The Company has remaining obligations for equipment purchases in the approximate amount of $3.8 million, of which approximately $1.5 million is recorded in “Accrued property, plant and equipment”.
On March 31, 2011, we announced a change in strategy that, in the near term, will focus our solar module technology on applications for emerging and specialty markets. Longer term the Company intends to participate in the building integrated market. The change in strategy resulted in a change in leadership and sizing the company to a new cost structure, primarily through the termination of a portion of the Company’s workforce. The Company incurred a charge of approximately $450,000 in the quarter ended March 31, 2011, comprised of severance costs. This charge has been expensed as “Research and development” and “Selling, general and administrative” in the Condensed Statement of Operations in the amounts of approximately $72,000 and $378,000, respectively. The Company made payments of approximately $223,000 during the nine months ended September 30, 2011. The Company expects to make payments of approximately $100,000 during the quarter ended December 31, 2011, and the remaining estimated amount of $127,000 over the following four months. Approximately $227,000 is recorded under "Accrued expenses" in the Condensed Balance Sheets as of September 30, 2011.
Due to recent significant adverse changes in market conditions, particularly the decreases in current and expected average selling prices for PV modules, the Company concluded in the quarter ended June 30, 2011 that the carrying value of Property, Plant and Equipment and Deposits on manufacturing equipment may not be recoverable and a non-cash impairment charge of approximately $78.0 million was recorded. See Note 10. Impairment for additional information.
The Company commenced limited production on the FAB1 production line in the first quarter of 2009 and the FAB2 production line in 2010. The Company does not expect that sales revenue and cash flows from the FAB1 and FAB2 production lines will be sufficient to support operations and cash requirements until actual full production capacity on the FAB2 production line is achieved. Changes in the level of expected operating losses, the timing of planned capital expenditures or other factors may negatively impact cash flows and reduce current cash and investments faster than anticipated. The Company may need to raise additional capital in the future. There is no assurance that the Company will be able to raise additional capital on acceptable terms or at all. The Company expects its current cash balance to be sufficient to cover planned capital and operational expenditures for at least the next 12 months based on currently known factors.

NOTE 5. RESTRICTED CASH
The Company established an irrevocable letter of credit with its bank in favor of an equipment vendor in the approximate amount of $3.2 million in February 2011. Approximately $1.7 million was paid in the quarter ending September 30, 2011 and the remainder of approximately $1.5 million is expected to be paid in the first quarter of 2012. The letter of credit is collateralized by an interest bearing account. The amount is reflected as “Restricted cash” under “Other Assets” in the Condensed Balance Sheets.

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
The following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis and its classification on the balance sheet as of September 30, 2011:

	Level 1	Level 2	Level 3	Total	Cash Equivalents	Investments
Financial Assets:
U.S. government securities	$—	$10,105,361	$—	$10,105,361	$—	$10,105,361
Municipal bonds	—	2,625,514	—	2,625,514	—	2,625,514
Money market funds	1,160,391	—	—	1,160,391	1,160,391	—
Corporate securities	—	4,498,151	—	4,498,151	—	4,498,151
	$1,160,391	$17,229,026	$—	$18,389,417	$1,160,391	$17,229,026
As of the balance sheet date, the Company held securities issued by U.S. government agencies (AA+/Aaa/AAA ratings), municipalities (AA/Aa2/Aa3/AA- ratings) and A-1/A-1+ rated corporate notes. Approximately $17.2 million of these securities are classified as Level 2 because the Company does not believe that it is possible to obtain a firm, up-to-date price of such securities from, for example, a major exchange; and as a result, the Company relies on its brokerage firm and investment manager to report its fair value of such securities at the end of each month. Investments have not been transferred between levels.
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

NOTE 7. INVESTMENTS
Securities held by the Company as of September 30, 2011 are classified as available-for-sale and consisted of U.S. government securities, municipal bonds and corporate securities. Such investments are carried at fair value, based on quoted market prices with the unrealized holding gains and losses reported as Accumulated other comprehensive income (loss) in the stockholders’ equity section of the Condensed Balance Sheets. Realized gains and losses on sales of securities are computed using the specific identification method. The Company evaluates declines in market value for potential impairment. If the decline results in a value below cost and is determined to be other than temporary, the investment is written down to its impaired value and a new cost basis is established. A summary of available-for-sale securities as of September 30, 2011 is as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$10,102,065	$3,884	$(588)	$10,105,361
Municipal bonds	2,625,991	171	(648)	2,625,514
Corporate securities	4,498,070	81	—	4,498,151
Total	$17,226,126	$4,136	$(1,236)	$17,229,026
Contractual maturities of available-for-sale investments as of September 30, 2011 were all one year or less as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
One year or less	$17,226,126	$4,136	$(1,236)	$17,229,026
The Company typically invests in highly rated securities with low probabilities of default. The Company’s investment policy specifies minimum investment grade criteria, types of acceptable investments, concentration limitations and duration guidelines.
All securities having an unrealized loss as of September 30, 2011 have been in a loss position for less than twelve months.

NOTE 8. TRADE RECEIVABLES
Accounts receivable consist of amounts generated from government contracts and sales of PV modules. Accounts receivable totaled $430,555 and $485,026 as of September 30, 2011 and December 31, 2010, respectively. All accounts receivable as of September 30, 2011 are deemed collectible.
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
Contract Status—The Company has authorized but not completed contracts on which work is in process as follows as of September 30, 2011 and December 31, 2010:

	As of September 30,	As of December 31,
	2011	2010
Total contract price of initial contract awards, including exercised options and approved change orders (modifications)	$11,427,581	$11,426,858
Completed to date	(9,942,187)	(7,289,426)
Authorized backlog	$1,485,394	$4,137,432

NOTE 9. PROPERTY, PLANT AND EQUIPMENT
The following table summarizes property, plant and equipment as of September 30, 2011 and December 31, 2010:

	As of September 30,	As of December 31,
	2011	2010
Building	$5,763,235	$19,506,814
Furniture, fixtures, computer hardware and computer software	339,820	1,151,745
Manufacturing machinery and equipment	29,711,801	72,111,366
Leasehold improvements	884,709	884,709
Net depreciable property, plant and equipment	36,699,565	93,654,634
Manufacturing machinery and equipment in progress	—	17,054,686
Property, plant and equipment	36,699,565	110,709,320
Less: Accumulated depreciation and amortization	(6,575,513)	(10,706,478)
Net property, plant and equipment	$30,124,052	$100,002,842
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
Depreciation and amortization expense for the three months ended September 30, 2011 and 2010 was $1,370,140 and

$1,950,727, respectively, and for the nine months ended September 30, 2011 and 2010 was $6,137,788 and $4,513,130, respectively. Depreciation and amortization expense is recorded under “Research and development” expense and “Selling, general and administrative” expense in the Condensed Statements of Operations.
During the third quarter of 2011, the Company updated its estimates for service lives of certain manufacturing tools in order to better match depreciation expense with the periods these assets are expected to generate revenue. The change in services lives was accounted for prospectively as a change in accounting estimate effective July 1, 2011. The effect of this change on Net Loss and basic and diluted earnings per share was an increase of $438,951 and $0.01, respectively, for the nine months ended September 30, 2011.
The Company incurred and capitalized interest costs related to the FAB2 building loan as follows during the nine months ended September 30, 2011 and the year ended December 31, 2010.

	As of September 30,	As of December 31,
	2011	2010
Interest cost incurred	$350,268	$479,898
Interest cost capitalized	(290,203)	(479,898)
Interest expense, net	$60,065	$—

NOTE 10. IMPAIRMENT
The Company analyzes its long-lived assets for impairment, both individually and as a group, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. During the quarter ended June 30, 2011, as a result of recent significant adverse changes in market conditions, particularly the decreases in current and expected average selling prices for PV modules, the Company concluded that the carrying value of Property, Plant and Equipment may not be recoverable. This analysis utilized projected selling prices and operating costs under alternative scenarios to arrive at total estimated undiscounted cash flows. As a result of the analysis, the Company recorded an impairment loss of $78.0 million in the carrying value of Property, Plant and Equipment and Deposits on manufacturing equipment. The impairment loss was measured as the amount by which the carrying amount of the underlying assets exceeded fair value, as calculated using the expected present value technique. Actual cash flows may differ from the forecasts used in the analysis. This analysis incorporated many different assumptions and estimates which involve a high degree of judgment. These assumptions and estimates, which may change significantly in the future, have a substantial impact on the actual impairment loss recorded.

NOTE 11. INVENTORIES
Inventories consisted of the following at September 30, 2011 and December 31, 2010:

	As of September 30,	As of December 31,
	2011	2010
Raw materials	$2,868,181	$1,468,425
Work in process	35,377	317,468
Finished goods	218,572	90,941
Total	$3,122,130	$1,876,834

During the quarter ended September 30, 2011, the Company recognized a lower of cost or market adjustment on certain raw materials in the amount of $171,255. This expense is included within “Research and development” expense in the Condensed Statements of Operations.

NOTE 12. DEPOSITS ON MANUFACTURING EQUIPMENT
As of September 30, 2011, deposits on manufacturing equipment related to the purchase of equipment not yet delivered to the FAB2 production line were approximately $3.4 million. The equipment purchase agreements are conditional purchase obligations that have milestone-based deliverables, such as the Company’s acceptance of design requirements and successful installation and commissioning of the equipment. During the quarter ended June 30, 2011, an impairment charge in the amount of approximately $3.5 million was taken against deposits on manufacturing equipment. This impairment charge was recorded under Impairment loss in the Condensed Statements of Operations. See Note 10. Impairment.

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

As of September 30, 2011, future principal payments on long-term debt are due as follows:

2011	$59,505
2012	648,059
2013	264,935
2014	282,960
2015	302,210
Thereafter	5,764,965
$7,322,634

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

At September 30, 2011, approximately $1.5 million included in Restricted cash was held in Euros. Accounts denominated in foreign currencies are held in the Company’s bank account for future payments to equipment suppliers. Changes in exchange rates related to foreign currencies on deposit in the Company’s bank accounts are reflected as Foreign currency transaction gain (loss) in the Condensed Statements of Operations.

NOTE 15. STOCKHOLDERS’ EQUITY
At September 30, 2011, the Company’s authorized capital stock consists of 75,000,000 shares of common stock, $0.0001 par value, and 25,000,000 shares of preferred stock, $0.0001 par value. Each share of common stock has the right to one vote. On October 27, 2011 the Company's Shareholders approved an increase in the number of authorized shares of common stock to 125,000,000.
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
The exercise period ended June 22, 2007. During the exercise period, 3,098,382 Class A warrants (94.1% of the total outstanding) were exercised for an equal number of shares of common stock, and the Company received $20,449,321 in proceeds from the warrant exercises. At the end of the exercise period, 192,512 Class A warrants remained outstanding. The Company has set aside funds with its warrant transfer agent to redeem the outstanding warrants for $0.25 per warrant, or a total cost of $48,128. As of September 30, 2011, 9,090 Class A warrants remained unredeemed.

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
IPO warrants. Warrants to purchase 300,000 units at $6.60 were issued to underwriters of the Company’s IPO in July 2006 (representative’s warrants). A unit consists of one share of common stock, one Class A redeemable warrant and two Class B non-redeemable warrants. The Class B warrants expired on July 10, 2011. Upon exercise of the representative’s warrants, holders will be forced to choose whether to exercise the underlying Class A warrants or hold them for redemption. As noted above, on June 25, 2007, any Class A warrants then outstanding expired and became redeemable.
Representative’s warrants to purchase 150,000 units have been exercised as of December 31, 2007, as have the 150,000 underlying Class A warrants resulting in an issuance of 300,000 shares of common stock and 300,000 Class B warrants for total proceeds to the Company of $1.98 million. During the year ended December 31, 2008 an additional 37,500 units were exercised, as have the 37,500 underlying Class A warrants resulting in an issuance of 75,000 shares of common stock and 75,000 Class B warrants for total proceeds to the Company of $495,000. To the extent that holders of representative’s warrants are entitled to receive Class A warrants upon exercise of the representative’s warrants, those warrants will be immediately subject to call for redemption at $0.25 per warrant. The holders will then have to decide whether to exercise their Class A warrants or hold them for redemption. As of September 30, 2011, 112,500 representative’s warrants remained unexercised.
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
In August 2007, Hydro acquired an additional 934,462 shares of the Company’s common stock and 1,965,690 Class B warrants through the exercise of an option previously granted to Hydro and approved by the Company's stockholders in June 2007. Gross proceeds to the Company were $10.48 million, and reflected per share and per warrant purchase prices equal to the average of the closing bids of each security, as reported by NASDAQ, for the five consecutive trading days preceding exercise. After acquiring these additional shares, Hydro again held 23% of the then outstanding common shares, after its holdings were diluted as the result of the redemption of Class A warrants and 23% of total outstanding Class B warrants. Pursuant to a second option that was approved by Ascent’s stockholders in June 2007, beginning December 13, 2007, Hydro was entitled to purchase additional shares and Class B warrants up to a maximum of 35% of each class of security.
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
On August 12, 2011, the Company completed a strategic alliance with TFG Radiant Investment Group Ltd. and its affiliates (“TFG Radiant”). As part of this strategic alliance, TFG Radiant acquired 6,400,000 shares of the Company's common stock at a price of $1.15 per share or $7,360,000 in the aggregate. The closing price of the Company's common stock on August 12, 2011 was $0.73. In addition, TFG Radiant received an option to acquire an additional 9,500,000 shares of the Company's common stock at an exercise price of $1.55 per share. The option was approved by the Company's stockholders on October 27, 2011. This approval eliminated certain registration rights which would have been otherwise available to TFG Radiant related to the 6,400,000 share purchase. TFG Radiant may not exercise this option unless and until TFG Radiant meets a specified milestone associated with the construction of the first East Asia FAB. This option expires on February 12, 2014.

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
On February 28, 2011, the Company entered into an At-The-Market Equity Offering Sales Agreement with Stifel, Nicolaus & Company, Incorporated, or Stifel Nicolaus Weisel, under which the Company may issue and sell from time to time up to $25,000,000 of common stock. The Company filed a prospectus supplement to the prospectus dated January 16, 2009. Sales of common stock, if any, will be made at market prices by any method that is deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including sales made directly on the NASDAQ Global Market and any other trading market for the Company’s common stock, and sales to or through a market maker other than on an exchange. The aggregate compensation payable to Stifel Nicolaus Weisel as sales agent shall be equal to 3% of the gross sales price of the shares sold. The offering of common stock pursuant to the sales agreement will terminate upon the earlier of (1) the sale of all the shares of our common stock offered by this prospectus supplement and the accompanying prospectus or (2) the termination of the sales agreement by the Company or by Stifel Nicolaus Weisel. As of September 30, 2011, no shares had been sold under this facility.
Other Proceeds: During the three months ended March 31, 2008, the Company received proceeds from a greater than 10% stockholder equal to the profits realized by such stockholder on the sale of the Company’s stock that was purchased and sold by such stockholder within six months of such sale. Under Section 16(b) of the Securities Exchange Act of 1934, as amended, the profit realized from this transaction by the greater than 10% stockholder was required to be disgorged to the Company. The Company recorded the proceeds received on this transaction of $148,109 as Additional paid in capital and is reflected on the Statements of Stockholders’ Equity and Comprehensive Income (Loss).
In May 2011 the Company issued 45,000 shares of common stock to an outside service provider as part of a consulting agreement.
As of September 30, 2011, the Company had 38,933,607 shares of common stock and no shares of preferred stock outstanding. The Company has not declared or paid any dividends through September 30, 2011.

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
The share-based compensation expense recognized in the Condensed Statements of Operations for the three and nine months ended September 30, 2011 and 2010 was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Share-based compensation cost included in:
Research and development	$(566)	$202,844	$226,476	$428,285
Selling, general and administrative	178,790	407,099	1,053,040	1,724,632
Total share-based compensation cost	$178,224	$609,943	$1,279,516	$2,152,917

The following table presents share-based compensation expense by type of award for the three and nine months ended September 30, 2011 and 2010:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Type of Award:
Stock Options	$3,968	$336,156	$633,930	$929,491
Restricted Stock Units and Awards	174,256	273,787	645,586	1,223,426
Total share-based compensation cost	$178,224	$609,943	$1,279,516	$2,152,917

Stock Options: The Company recognized share-based compensation expense for stock options of approximately $634,000 (approximately $596,000 to officers, directors and employees, and approximately $38,000 to outside providers) for the nine months ended September 30, 2011 related to stock option awards ultimately expected to vest and reduced for estimated forfeitures. Included in this amount is approximately $236,000 in additional expense due to accelerated vesting, resulting from the severance agreement with the Company’s former CEO, Dr. Farhad Moghadam. The weighted average estimated fair value of employee stock options granted for the nine months ended September 30, 2011 and 2010 was $1.50 and $2.03 per share, respectively. Fair value was calculated using the Black-Scholes Model with the following assumptions:

	For the nine months ended September 30,
	2011	2010
Expected volatility	98%	99%
Risk free interest rate	2%	2%
Expected dividends	—	—
Expected life (in years)	6.3	5.8

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
As of September 30, 2011, total compensation cost related to non-vested stock options not yet recognized was approximately $1,217,000 which is expected to be recognized over a weighted average period of approximately 3.3 years. As of September 30, 2011, approximately 1,404,000 shares were vested or expected to vest in the future at a weighted average exercise price of $3.25. As of September 30, 2011, approximately 1,377,000 shares remained available for future grants under the Option Plan.
Restricted Stock: In addition to the stock options discussed above, the Company recognized share-based compensation expense related to restricted stock grants of approximately $646,000 for the nine months ended September 30, 2011. Included in this amount is approximately $40,000 in additional expense due to the accelerated vesting, resulting from the severance agreement with the Company’s former CEO, Dr. Farhad Moghadam. The weighted average estimated fair value of restricted stock grants for the nine months ended September 30, 2011 and 2010 was $3.19 and $3.71, respectively.

Total unrecognized share-based compensation expense from unvested restricted stock as of September 30, 2011 was approximately $628,000 which is expected to be recognized over a weighted average period of approximately 2.3 years. As of September 30, 2011, approximately 245,000 shares were expected to vest in the future. As of September 30, 2011, approximately 654,000 shares remained available for future grants under the Restricted Stock Plan.

NOTE 17. RELATED PARTY TRANSACTIONS
Prior to January 1, 2011, ITN was considered a related party because ITN’s sole owner, Dr. Mohan Misra, was Chairman of the Company’s Board of Directors and held various executive positions. Effective January 1, 2011, Dr. Misra was no longer a member of the Board of Directors or an executive of the Company and ITN is no longer considered a related party.
ITN was a related party during the three and nine months ended September 30, 2010. Included in Selling, general and administrative expenses for the three and nine months ended September 30, 2010 were $34,416 and $380,605 respectively, of expenditures to ITN for facility sublease costs and administrative support expenses. Included in Research and development expense for the three and nine months ended September 30, 2010 were $143,861 and $460,556, respectively, of expenditures to ITN for supporting research and development and manufacturing activity, including charges for the use of research and development equipment. Related party payables of $54,037 as of December 31, 2010 represented costs remaining to be paid to ITN for these expenditures.
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

NOTE 18. COMMITMENTS AND CONTINGENCIES
Lease Agreement: On June 25, 2010, the Company entered into a lease agreement for the FAB1 facility in Littleton, Colorado; the lease was extended March 1, 2011. As of September 30, 2011, future minimum payments totaling $185,321 are due through June 2012.
The Company is also responsible for payment of pass-through expenses such as property taxes, insurance, water and utilities. Rent expense for the three months ended September 30, 2011 and 2010 was $58,140 and $72,605 respectively, and for the nine months ended September 30, 2011 and 2010 was $203,482 and $223,123, respectively.

Litigation: On October 21, 2011, the Company was notified that a $3 million complaint (the “Lawsuit”) was filed by Jefferies & Company, Inc. (“Jefferies”) against the Company in state court located in the County and State of New York. In December 2010, Ascent and Jefferies entered into an engagement agreement (the “Fee Agreement”) pursuant to which Jefferies was hired to act as the Company's financial advisor in relation to certain potential transactions.

Ascent has paid Jefferies the fees it believes are owed under the Fee Agreement, which are a $100,000 retainer and approximately $49,000 of out-of-pocket expenses. Ascent believes that the Lawsuit is without merit. The Company intends to vigorously defend the Lawsuit.

NOTE 19. RETIREMENT PLAN
On July 1, 2006, the Company adopted a qualified 401(k) plan which provides retirement benefits for all of its eligible employees. Under the plan, employees become eligible to participate at the first entry date, provided that they are at least 21 years of age. The participants may elect through salary reduction to contribute up to ceilings established in the Internal Revenue Code. The Company will match 100% of the first six percent of employee contributions. In addition, the Company may make discretionary contributions to the Plan as determined by the Board of Directors. Employees are immediately vested in all salary reduction contributions. Rights to benefits provided by the Company’s discretionary and matching contributions vest 100% after the first year of service for all employees hired before January 1, 2010. For employees hired after December 31, 2009, matching contributions vest over a three-year period, one-third per year. Payments for 401(k) matching totaled $66,667 and $98,392 for the three months ended September 30, 2011 and 2010, respectively, and $208,606 and $278,567 for the nine months ended September 30, 2011 and 2010, respectively. Payments for 401(k) matching are recorded under “Research and development" expense and “Selling, general and administrative" expense in the Condensed Statements of Operations.

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

Overview
We are a development stage company formed to commercialize flexible photovoltaic (“PV”) modules using our proprietary technology. For the nine months ended September 30, 2011, we generated approximately $3,199,000 of revenue. Our revenue from government research and development contracts was approximately $2,742,000 and our revenue from product sales was approximately $457,000. As of September 30, 2011, we had an accumulated deficit of approximately $177.4 million. Currently we are in limited production utilizing a combination of equipment from our FAB1 and FAB2 production lines. We are qualifying equipment that has been delivered and additional equipment is scheduled for delivery in 2011 and we have adjusted our utilization of equipment based on our near term forecast. Under our current business plan, we expect losses to continue until annual production reaches approximately 30 MW or more. We intend to augment our own manufacturing capabilities by licensing our proprietary manufacturing processes to others. We plan to continue manufacturing at our current facilities; however, our plans are to have significant future production capacity enabled through partnerships, joint ventures or other commercial or licensing arrangements. To date, we have financed our operations primarily through public and private equity financings.
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
In June 2010, we announced that the Defense Advanced Research Projects Agency (“DARPA”) selected us for an award under the Low-Cost Lightweight Portable Photovoltaics (“PoP”) solicitation. The Company led program, entitled “Flexible High-performance Tandem-junction PV Array”, consists of three gated phases that extend over 54 months. We have been informed by DARPA that budget constraints may prevent progression to the second and third phases of this project. The total contract value is approximately $3.8 million. The goal of PoP is to demonstrate low-cost, lightweight PV that can stand up to battle conditions and environmental extremes while delivering a power conversion efficiency of 20% or greater by the end of the program.
In the third quarter of 2011, we were awarded a patent: “Machine and Process for Sequential Multi-Sublayer Deposition of Copper Indium Gallium Diselenide Compound Semiconductors” US 8,021,905.
Commercialization and Manufacturing Expansion Plan
We intend to be the first company to commercialize the manufacture of large, roll-format, PV modules that use CIGS on a flexible, plastic substrate. Our manufacturing expansion plan entails the design, installation, qualification, testing and operation of additional production tools to increase our rated production capacity. During the nine months ended September 30, 2011, we had product sales of approximately $457,000 which we do not consider sufficient for exiting development stage.
In March 2011, based on market conditions we revised our near-term strategy to focus on applications for emerging and specialty markets, which we believe will better leverage the unique characteristics of our product and carry higher average selling prices. The BIPV/BAPV markets are still important to our long-term growth and success. Our 2011 production volumes are based primarily on market demand for our products in emerging and specialty markets.
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
We analyze long-lived assets for impairment, both individually and as a group, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Due to recent significant adverse changes in market conditions, particularly the decreases in current and expected average selling prices for PV modules, we concluded during the second quarter of 2011 that the carrying value of Property, Plant and Equipment may not be recoverable. This analysis utilized projected selling prices and operating costs under alternative scenarios to arrive at total estimated cash flows. As a result of this analysis, we recorded an impairment loss of $78.0 million in the carrying value of Property, Plant and Equipment and Deposits on manufacturing equipment in the quarter ended June 30, 2011. The impairment loss was measured as the amount by which the carrying amount of the underlying assets exceeded fair value, as calculated using the expected present value technique. Actual cash flows may differ from the forecasts used in the analysis. This analysis incorporated many different assumptions and estimates which involve a high degree of judgment. These assumptions and estimates, which may change significantly in the future, have a substantial impact on the actual impairment loss recorded.
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

We intend to augment our own manufacturing, product development and distribution capabilities by licensing our proprietary technology and manufacturing processes to others. We plan to continue manufacturing at our current facilities; however, our plans are to have significant future production capacity enabled through partnerships, joint ventures or other commercial or licensing arrangements. We expect such arrangements would transform our business model to one that is primarily focused on development of technologies. We plan to enable partners to commercialize such technologies in exchange for license fees, consulting revenues, non-recurring engineering fees, royalties, milestone payments, and other similar arrangements. We plan to select our partners based on their capabilities in volume manufacturing, application development, marketing, distribution, sales and service for the relevant technologies and markets.
We plan to continue the development of our current PV technology to increase module efficiency, improve our manufacturing tooling and process capabilities and reduce manufacturing costs. We plan to continue to take advantage of R&D contracts to fund a portion of this development.
Consistent with this change in strategy, on August 12, 2011, we completed a strategic alliance with TFG Radiant. As part of this strategic alliance, TFG Radiant acquired 6,400,000 shares of our common stock at a price of $1.15 per share or $7,360,000 in the aggregate. The closing price of our common stock on August 12, 2011 was $0.73. In addition, TFG Radiant received an option to acquire an additional 9,500,000 shares of our common stock at an exercise price of $1.55 per share. The option was approved by our shareholders on October 27, 2011. This approval eliminated certain registration rights which would have been otherwise available to TFG Radiant related to the 6,400,000 share purchase. TFG Radiant may not exercise this option unless and until TFG Radiant meets a specified milestone associated with the construction of the first East Asia FAB. This option expires on February 12, 2014.     In addition, in exchange for the grant by us of exclusive rights to manufacture and sell solar devices based on our proprietary CIGS PV technology in East Asia (comprised of China, Taiwan, Hong Kong, Thailand, Malaysia, Indonesia, Korea and Singapore), TFG Radiant has committed to invest $165 million to build an initial FAB in East Asia using our proprietary processes for manufacturing flexible CIGS PV, will provide consulting fees to us in connection with installation and commissioning of any FABs in East Asia, will provide license fees, royalty payments, and ownership interest in all East Asia FABs, and subject to the East Asia FAB(s) meeting certain milestones related to production and costs, will provide over time incentive payments to us of up to $250 million.
Capital Equipment Expenditures and Manufacturing Costs
Since our formation in October 2005, the majority of our cash outlays have gone toward the investment in capital equipment necessary to develop our manufacturing capabilities for producing the commercial products we envision and for research and development.
As of September 30, 2011, we have remaining obligations for equipment purchases in the approximate amount of $3.8 million, of which approximately $1.5 million is recorded in “Accrued property, plant and equipment.”
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

•
Our ability to expand production in accordance with our plans set forth above under “Commercialization and Manufacturing Expansion Plan”, including risks and uncertainties relating to our strategic alliance with TFG Radiant and other future potential strategic relationships;

•
Our ability to maintain the listing of the Company's common stock on the NASDAQ Stock Market and the potential impact of a possible delisting on the market liquidity and price volatility of the Company's stock.

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

•	Consumer and customer acceptance of and demand for our products;

•	The effect that currency fluctuations may have on our capital equipment purchases, manufacturing costs and the price of our planned PV modules;

•	Changes in the supply and demand for PV modules as well as fluctuations in selling prices for PV modules worldwide;

•	Our ability to raise additional capital on terms favorable to us;

•	Our ability to manage the planned expansion of our manufacturing facilities, operations and personnel;

•	Our ability to enter into commercially viable licensing, joint venture, or other commercial arrangements;

•	Our ability and the ability of our distributors, suppliers and customers to manage operations and orders and timely delivery of production tools; and

•	Availability of raw materials.
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
Our significant accounting policies were described in Note 3 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no changes to these policies that are of potential significance to us during the nine months ended September 30, 2011.
Recent Accounting Pronouncements
See Note 3, “Summary of Significant Accounting Policies,” in the Notes to Condensed Financial Statements.

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2011 and 2010
Our activities to date have substantially consisted of raising capital, business and product development, research and development and the development of our FAB1 and FAB2 production lines.
Revenues. Our revenues were $988,507 for the three months ended September 30, 2011 compared to $623,340 for the three months ended September 30, 2010, an increase of approximately $365,000. Revenues for the three months ended September 30, 2011 include approximately $156,000 of product sales compared to approximately $176,000 for the three months ended September 30, 2010, a decrease of approximately $20,000. Revenues earned on our government contracts increased by approximately $385,000 during the same period as a result of two government contracts that were entered into and began generating revenue in June 2010. Our revenues were $3,199,145 for the nine months ended September 30, 2011 compared to $1,285,550 for the nine months ended September 30, 2010, an increase of approximately $1,914,000. Revenues for the nine months ended September 30, 2011 include approximately $457,000 of product sales compared to approximately $371,000 for the nine months ended September 30, 2010, an increase of approximately $86,000. Revenues earned on our government R&D contracts increased by approximately $1,827,000 during the same period as a result of two government contracts that were entered into and began generating revenue in June 2010.
Research and development. R&D costs were $4,144,608 for the three months ended September 30, 2011 compared to $6,418,402 for the three months ended September 30, 2010, a decrease of approximately $2,274,000. R&D costs include the costs incurred for pre-production and production activities in FAB1 and FAB2 and facility and equipment infrastructure costs. R&D costs also include costs related to our governmental contracts. Costs related to pre-production and production activities decreased approximately $2,684,000. The pre-production and production cost decreases were comprised of personnel related costs of approximately $729,000, materials and equipment related costs of approximately $637,000, depreciation and amortization of approximately $457,000, consulting and contract services costs of approximately $446,000, stock option expense of approximately $206,000 and facility related costs of approximately $201,000. Governmental R&D expenditures increased by approximately $410,000. The R&D cost increase is the result of consulting and contract service costs of approximately $350,000 and personnel related costs of approximately $59,000, offset by a decrease in facilities costs of approximately $16,000. R&D costs were $19,440,379 for the nine months ended September 30, 2011 compared to $16,904,741 for the nine months ended September 30, 2010, an increase of approximately $2,536,000. Costs related to pre-production activities increased approximately $1,251,000. The pre-production cost increases were comprised of depreciation and amortization of approximately $1,978,000 and materials and equipment related costs of approximately $1,547,000, offset by decreases in personnel related costs of approximately $1,274,000, consulting and contract services costs of approximately $439,000, facility related costs of approximately $409,000 and stock option expense of approximately $149,000. Governmental R&D expenditures increased by approximately $1,285,000. The R&D cost increases were comprised of consulting and contract services costs of approximately $1,228,000 and personnel related costs of approximately $186,000, offset by decreases in facilities costs of approximately $113,000 and stock option costs of approximately $53,000.
Selling, general and administrative. S,G&A expenses were $1,524,191 for the three months ended September 30, 2011 compared to $1,753,910 for the three months ended September 30, 2010, a decrease of approximately $230,000. This decrease is comprised of personnel related costs of approximately $296,000 and stock compensation expense of approximately $228,000, offset by increases in facility and IT related expenses of approximately $204,000 and consulting and contract services costs costs of approximately $100,000. S,G&A expenses were $5,619,769 for the nine months ended September 30, 2011 compared to $5,804,091 for the nine months ended September 30, 2010, a decrease of approximately $184,000. This decrease is comprised of stock option expense of approximately $672,000 and general supplies expense of approximately $141,000, offset by increases in facility and IT related expenses of approximately $215,000, legal expenses of approximately $137,000, personnel related costs of approximately $120,000, consulting and contract services costs of approximately $105,000, public relations expense of approximately $32,000 and public company expense of approximately $12,000.
Impairment loss. As a result of significant changes in market conditions, particularly the decreases in current and expected average selling prices for PV modules, an impairment charge was taken against Property, Plant and Equipment during the second quarter of 2011. Impairment loss incurred on the write-down of Property, Plant and Equipment and Deposits on manufacturing equipment was $78,000,000 for the nine months ended September 30, 2011 compared to $0 for the nine months ended September 30, 2010.
Interest expense. Interest expense was $60,065 and $0 for the three and nine months ended September 30, 2011 and 2010, respectively. Interest costs of $55,741 and $119,535 were incurred and capitalized as property, plant and equipment for the three months ended September 30, 2011 and September 30, 2010, respectively. Interest incurred relates to our CHFA loan utilized for our FAB2 production facility expansion in Thornton, Colorado. Interest costs related to the aforementioned loan in the amount of $290,203 and $361,273 were incurred and capitalized for the nine months ended September 30, 2011 and September 30, 2010, respectively.
Interest income. Interest income was $13,569 for the three months ended September 30, 2011 compared to $17,422 for the three months ended September 30, 2010, a decrease of approximately $4,000. Interest income was $43,075 for the nine months ended September 30, 2011 compared to $33,987 for the nine months ended September 30, 2010, an increase of approximately $9,000. Interest income represents interest on cash and short-term investments. Despite lower average cash balance, interest income increased due to slight improvements in interest rates in 2011 as compared to 2010.
Contract cancellation loss. Due to changes in our requirements, during the third quarter of 2011 we canceled delivery of certain equipment. As a result we recorded a loss of approximately $567,000 for the three and nine months ended September 30, 2011.
Realized gain (loss) on forward contracts. Realized gain (loss) on forward contracts includes gains and losses incurred when forward contracts mature. For the nine months ended September 30, 2011 and September 30, 2010, the realized gain on forward contracts a was $63,915 and $0, respectively. The gain recorded in 2011 was generated from the exercise of foreign currency options held to hedge future equipment payments to be remitted in Yen.
Foreign currency transaction gain (loss). Foreign currency transaction gain (loss) is calculated on cash held in foreign currencies to reflect the current exchange rate. Foreign currency transaction loss was $69,894 for the three months ended September 30, 2011 compared to foreign currency transaction gain of $350,578 for the three months ended September 30, 2010, a net change of approximately $420,000. Foreign currency transaction gain was $193,874 for the nine months ended September 30, 2011 compared to foreign currency transaction loss of $88,049 for the nine months ended September 30, 2010, a net increase of approximately $282,000. The decreases and increases are the result of changes in the exchange rate related to our deposits of foreign currencies.
Net Loss. Our Net Loss was $5,363,378 for the three months ended September 30, 2011 compared to a Net Loss of $7,180,972 for the three months ended September 30, 2010, a decrease in Net Loss of approximately $1,818,000. Our Net Loss was $100,186,900 for the nine months ended September 30, 2011 compared to a Net Loss of $21,477,151 for the nine months ended September 30, 2010, an increase in Net Loss of approximately $78,710,000.

The increase in Net Loss can be summarized in variances in significant account activity as follows:

	(Increase) decrease to Net Loss For the Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010	(Increase) decrease to Net Loss For the Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010
Revenues	$365,167	$1,913,595
Research and development costs
Manufacturing R&D	(407,051)	(1,264,964)
Government R&D	2,477,436	(1,472,483)
Non-cash stock based compensation	203,410	201,809
Selling, general and administrative expenses
Corporate S,G&A	1,410	(487,270)
Non-cash stock based compensation	228,309	671,592
Impairment loss	—	(78,000,000)
Interest expense	(60,065)	(60,065)
Interest income	(3,854)	9,088
Contract cancellation loss	(566,696)	(566,696)
Realized gain (loss) on investments	—	(193)
Realized gain (loss) on forward contracts	—	63,915
Foreign currency transaction gain (loss)	(420,472)	281,923
(Increase) decrease to Net Loss	$1,817,594	$(78,709,749)

Liquidity and Capital Resources
As of September 30, 2011, we had approximately $27.1 million in cash and investments. We also had approximately $1.5 million in restricted cash securing equipment purchases which is included in “Other Assets” on the Condensed Balance Sheets. We have remaining obligations for equipment purchases in the approximate amount of $3.8 million, of which approximately $1.5 million is recorded in “Accrued property, plant and equipment.”
On March 31, 2011, we announced a change in strategy that, in the near term, will focus our solar module technology on applications for emerging and specialty markets. Longer term we intend to participate in the building integrated market. The change in strategy resulted in a change in leadership and sizing the company to a new cost structure, primarily through the termination of a portion of our workforce. We incurred a charge of approximately $450,000 in the quarter ended March 31, 2011, comprised of severance costs. This charge has been expensed as “Research and development” and “Selling, general and administrative” in the Condensed Statement of Operations in the amounts of approximately $72,000 and $378,000, respectively. We made payments of approximately $223,000 during the nine months ended September 30, 2011. We expect to make payments of approximately $100,000 during the quarter ended December 31, 2011, and the remaining estimated amount of $127,000 over the following four months. Approximately $227,000 is recorded under "Accrued expenses" in the Condensed Balance Sheets as of September 30, 2011.
Due to recent significant adverse changes in market conditions, particularly the decreases in current and expected average selling prices for PV modules, we concluded in the quarter ended June 30, 2011, that the carrying value of Property, Plant and Equipment and Deposits on manufacturing equipment may not be recoverable and a non-cash impairment charge of approximately $78.0 million was recorded.
The use of cash for operational expenses averaged approximately $1.5 million per month during the quarter ended September 30, 2011 compared to approximately $2.5 million per month during the quarter ended March 31, 2011, the date of the change in strategy, a decrease of approximately $1.0 million per month. Cash used for operational expenses is related to manufacturing and engineering activities, research and development, business development and general corporate expenses. As of October  31, 2011, we had 75 full-time employees and 8 contractors provided through an employment services provider.
Operating Activities. For the nine months ended September 30, 2011, our cash used in operations was $17,061,048 compared to $15,895,071 for the nine months ended September 30, 2010, an increase of approximately $1.2 million. The increase in cash used in operations is comprised of inventory purchases of approximately $0.5 million and net decreases in other assets and liabilities of approximately $1.0 million. The increase in Net Loss of approximately $78.7 million is offset by the non-cash impairment charge of approximately $78.0 million and contract cancellation fees and forfeited deposits on equipment of approximately $0.6 million. Increases in depreciation and amortization of approximately $1.6 million were offset by an increase in foreign currency transaction gains of approximately $0.3 million and a decrease in stock based compensation of approximately $0.9 million.

Investing Activities. Cash used in investing activities totaled $7,093,648 for the nine months ended September 30, 2011 compared to cash provided by investing activities of $6,086,063 for the nine months ended September 30, 2010, a net change of approximately $13.2 million. The net change in investing activities is comprised of a net decrease in sales and maturities of investments of approximately $14.5 million and $7.1 million used for purchases of property, plant and equipments offset by approximately $1.8 million in Restricted Cash and deposits on manufacturing equipment of approximately $6.6 million.
Financing Activities. Cash provided in financing activities totaled $6,718,975 for the nine months ended September 30, 2011 compared to cash used of $456,736 for the nine months ended September 30, 2010, a net change of approximately $7.2 million. The increase in cash provided in financing activities is primarily the result of the TFG Radiant investment.
We expect that we may need to raise additional capital to cover our operating losses and future manufacturing capacity expansion. There is no assurance that we will be able to raise additional capital on acceptable terms or at all. We expect our current cash balance to be sufficient to cover planned capital and operational expenditures for at least the next 12 months based on currently known factors.
On January 9, 2009, we filed a “shelf” Registration Statement on Form S-3 with the SEC. The SEC declared the registration statement effective on January 16, 2009. The shelf registration was utilized in connection with our public offering of approximately 4.6 million shares that closed on October 6, 2009 with gross proceeds of approximately $30 million. The shelf registration was further used with a public offering of approximately 5.3 million shares that closed on November 16, 2010 with gross proceeds of approximately $21.8 million. With the shelf registration, we may from time to time sell common stock, preferred stock, warrants or some combination in one or more offerings for up to $98.2 million, the remaining amount available (including potential sales under the At-the-Market offering facility).
On February 28, 2011, we entered into an At-The-Market Equity Offering Sales Agreement pursuant to which we may issue and sell through an agent up to $25,000,000 of our common stock from time to time at prevailing market prices on the NASDAQ stock exchange. As of September 30, 2011, no shares had been sold under this facility.
On August 12, 2011, we completed a strategic alliance with TFG Radiant. As part of this strategic alliance, TFG Radiant acquired 6,400,000 shares of our common stock at a price of $1.15 per share or $7,360,000 in the aggregate. The closing price of our common stock on August 12, 2011 was $0.73. In addition, TFG Radiant received an option to acquire an additional 9,500,000 shares of our common stock at an exercise price of $1.55 per share. The option was approved by our shareholders on October 27, 2011. This approval eliminated certain registration rights which would have been otherwise available to TFG Radiant related to the 6,400,000 share purchase. TFG Radiant may not exercise this option unless and until TFG Radiant meets a specified milestone associated with the construction of the first East Asia FAB. This option expires on February 12, 2014.
On October 27, 2011, our Shareholders approved an increase in the number of authorized shares of common stock to 125,000,000.
Contractual Obligations
The following table presents our contractual obligations as of September 30, 2011. Our long-term debt obligation is related to our building loan reflecting both principal and interest. Our purchase obligations include orders for equipment, inventory and operating expenses.

		Payments Due by Year (in thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$11,729	$1,093	$2,081	$2,081	$6,474
Operating lease obligations	254	254	—	—	—
Purchase obligations	4,224	4,224	—	—	—
Total	$16,207	$5,571	$2,081	$2,081	$6,474
Off Balance Sheet Transactions
As of September 30, 2011, we did not have any off balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
We are actively engaged in purchasing manufacturing equipment internationally and are exposed to foreign currency risk.
In July 2008 and March 2009, we entered into fair value hedges utilizing forward contracts designed to match scheduled contractual payments to equipment suppliers which are denominated in Euros and Yen. The total notional value of the Euro forward contracts was €6.4 million with various contract settlement dates beginning September 15, 2008 through July 31, 2009. The total notional value of the Yen forward contracts was ¥521.4 million with contract settlement dates of March and April 2009. Those forward contracts had been settled as of December 31, 2009 and the currencies contracted for were delivered to us, however, not all payments have been made to our equipment suppliers and we continue to have foreign currency risk. Included in restricted cash is approximately $1.5 million in Euros held as of September 30, 2011 in our bank account for future payments to our equipment suppliers. Based on our overall currency rate exposure as of September 30, 2011, a near-term 10% appreciation or depreciation in the United States Dollar, relative to our foreign currencies on deposit, would have a positive or negative impact of approximately $0.1 million on our results of operations.

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
Generally, our objective is to fix the dollar amount of our foreign currency denominated manufacturing equipment purchases at time of order. Although the hedging activity described above is designed to fix the dollar amount to be expended, the asset purchased is recorded at the spot foreign currency rate in effect as of the date of the payment to the supplier. The difference between the spot rate and the forward rate has been reported as a gain or loss on forward contract. We cannot accurately predict future exchange rates or the overall impact of future exchange rate fluctuations on our business, results of operations and financial condition.
Interest Rate Risk
Our exposure to market risks for changes in interest rates relates primarily to our cash equivalents and investment portfolio. As of September 30, 2011, our cash equivalents consisted of money market funds, investments in U.S. government securities and high quality corporate securities. The primary objective of our investment activities is to preserve principal and provide liquidity on demand, while at the same time maximizing the income we receive from our investments without significantly increasing risk. The direct risk to us associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a change in interest rates will have a significant impact on our financial position, results of operations or cash flows.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (SEC) rules and forms. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of September 30, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2011, our disclosure controls and procedures were effective.
Changes in Internal Control over Disclosure and Reporting
There was no change in our internal control over financial reporting that occurred during the quarterly period ended

September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On October 21, 2011, we were notified that a complaint (the “Lawsuit”) was filed by Jefferies & Company, Inc. (“Jefferies”) against us in state court located in the County and State of New York.

In December 2010, Ascent and Jefferies entered into an engagement agreement (the “Fee Agreement”) pursuant to which Jefferies was hired to act as our financial advisor in relation to certain potential transactions. In the Lawsuit, Jefferies claims that it is entitled to receive an investment banking fee of $3 million (plus expense reimbursement of approximately $49,000) under the Fee Agreement in connection with the August 2011 investment and strategic alliance transaction (the “Financing”) between Ascent and TFG Radiant Investment Group Ltd. and its affiliates (“TFG Radiant”).

At the August 12, 2011 closing of the Financing, Ascent received aggregate proceeds of $7,360,000 from the sale to TFG Radiant of 6,400,000 shares of our common stock (the “Tranche 1 Shares”) at a price of $1.15 per share. TFG Radiant also received an option to purchase an additional 9,500,000 shares of Ascent stock (the “Tranche 2 Shares”) at a price of $1.55 per share. We have not received any proceeds from the option for the Tranche 2 Shares because such option is not currently exercisable.

Ascent has paid Jefferies the fees it believes are owed under the Fee Agreement, which are a $100,000 retainer and approximately $49,000 of out-of-pocket expenses. Ascent believes that the Financing is not a covered transaction under the Fee Agreement and, accordingly, that the Lawsuit is without merit. We intend to vigorously defend the Lawsuit.

This proceeding is subject to the uncertainties inherent in any litigation. It is subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for an extended period of time. We record a liability in our financial statements for costs related to claims, including future legal costs, settlements and judgments, where we have assessed that a loss is probable and an amount can be reasonably estimated. It is not possible to predict the outcome for this legal proceeding. If the Lawsuit is determined adversely to Ascent, the costs associated with this proceeding could have a material adverse effect on our results of operations, financial position or cash flows of a future period.

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

ASCENT SOLAR TECHNOLOGIES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of November, 2011.

ASCENT SOLAR TECHNOLOGIES, INC.

By:	/S/ GARY GATCHELL
Gary Gatchell Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

ASCENT SOLAR TECHNOLOGIES, INC.
EXHIBIT INDEX

Exhibit No.	Description
3.1*	Certificate of Amendment, dated October 28, 2011, to Amended and Restated Certificate of Incorporation

10.1**	Securities Purchase Agreement dated as of August 12, 2011

10.2**	Stockholders Agreement dated as of August 12, 2011

10.3**	Registration Rights Agreement dated as of August 12, 2011

10.4**	Voting Agreement dated as of August 12, 2011

10.5***	Joint Development Agreement dated August 12, 2011 between Ascent Solar Technologies, Inc. and TFG Radiant New-Energy Group Ltd.

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

101.INS****	XBRL Instance Document

101.SCH****	XBRL Taxonomy Extension Schema Document

101.CAL****	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF****	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB****	XBRL Taxonomy Extension Label Linkbase Document

101.PRE****	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Previously filed as an exhibit to the Company's Current Report on Form 8-K filed August 15, 2011.

***	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commissions.

****
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.