Form 10-Q
period 2012-06-30
Ascent Solar Technologies, Inc.
filed 2012-08-10
CIK 1350102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
 ______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 26, 2012, there were 41,318,928 shares of our common stock issued and outstanding.

ASCENT SOLAR TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q
Quarterly Period Ended June 30, 2012

PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements (unaudited)	3
	Condensed Balance Sheets—As of June 30, 2012 and December 31, 2011	3
	Condensed Statements of Operations and Comprehensive Income (Loss)—For the three and six months ended June 30, 2012 and June 30, 2011 and for the period from inception (October 18, 2005) through June 30, 2012	4
	Condensed Statements of Cash Flows—For the six months ended June 30, 2012 and June 30, 2011 and for the period from inception (October 18, 2005) through June 30, 2012	5
	Notes to Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Mine Safety Disclosures	18
Item 5.	Other Information	18
Item 6.	Exhibits	18
SIGNATURES		20
EXHIBIT INDEX		21

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

ASCENT SOLAR TECHNOLOGIES, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$13,440,032	$11,298,885
Investments	—	12,616,097
Trade receivables, net of allowance for doubtful accounts of $5,839	127,883	342,087
Inventories	2,308,735	2,469,123
Prepaid expenses and other current assets	534,386	386,624
Total current assets	16,411,036	27,112,816
Property, Plant and Equipment:	42,790,281	36,897,531
Less accumulated depreciation and amortization	(10,940,731)	(7,964,875)
	31,849,550	28,932,656
Other Assets:
Restricted cash	468,662	1,427,053
Deposits on manufacturing equipment	561,812	3,582,883
Patents, net of amortization of $37,665 and $28,248, respectively	346,004	308,785
Other non-current assets	58,438	60,312
	1,434,916	5,379,033
Total Assets	$49,695,502	$61,424,505
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$485,447	$658,834
Accrued expenses	1,731,902	1,846,997
Accrued property, plant and equipment	336,825	1,626,317
Current portion of long-term debt	256,358	648,059
Total current liabilities	2,810,532	4,780,207
Long-Term Debt	6,484,782	6,615,070
Accrued Warranty Liability	26,660	26,660
Commitments and Contingencies (Notes 4 & 11)
Stockholders’ Equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.0001 par value, 125,000,000 shares authorized; 41,318,928 and 39,345,459 shares issued and outstanding, respectively	4,132	3,935
Additional paid in capital	234,792,704	233,004,550
Deficit accumulated during the development stage	(194,423,308)	(183,006,936)
Accumulated other comprehensive income (loss)	—	1,019
Total stockholders’ equity	40,373,528	50,002,568
Total Liabilities and Stockholders’ Equity	$49,695,502	$61,424,505
The accompanying notes are an integral part of these condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended		For the Period from Inception (October 18, 2005) Through June 30, 2012
	June 30,		June 30,
	2012	2011	2012	2011
Revenues	$154,551	$1,026,984	$596,117	$2,210,639	$10,994,266
Costs and Expenses
Research and development	4,830,139	6,701,046	9,220,463	15,295,772	88,906,146
Selling, general and administrative	1,186,213	1,641,710	2,680,324	4,095,578	38,502,354
Impairment loss	—	78,000,000	—	78,000,000	79,769,480
Total Costs and Expenses	6,016,352	86,342,756	11,900,787	97,391,350	207,177,980
Loss from Operations	(5,861,801)	(85,315,772)	(11,304,670)	(95,180,711)	(196,183,714)
Other Income/(Expense), net	(44,066)	146,837	(111,702)	357,189	1,760,406
Net Loss	$(5,905,867)	$(85,168,935)	$(11,416,372)	$(94,823,522)	$(194,423,308)
Other Comprehensive Income (Loss)
Unrealized gain (loss) on investments	—	(2,222)	—	1,623	—
Comprehensive Loss	$(5,905,867)	$(85,171,157)	$(11,416,372)	$(94,821,899)	$(194,423,308)

Net Loss Per Share (Basic and diluted)	$(0.14)	$(2.63)	$(0.28)	$(2.93)
Weighted Average Common Shares Outstanding (Basic and diluted)	41,172,019	32,427,846	40,861,375	32,361,011
The accompanying notes are an integral part of these condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period from Inception (October 18, 2005) through June 30,
	For the Six Months Ended
	June 30,
	2012	2011	2012
Operating Activities:
Net loss	$(11,416,372)	$(94,823,522)	$(194,423,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,081,163	4,773,758	21,428,187
Stock based compensation	551,688	1,101,292	12,439,065
Common stock issued for services	—	58,950	58,950
Realized loss on forward contracts	—	(63,915)	1,430,766
Foreign currency transaction loss (gain)	5,365	(263,767)	(590,433)
Amortization of financing costs and discounts	—	—	998,565
Impairment loss	—	78,000,000	79,769,480
Contract cancellation loss	—	—	590,774
Changes in operating assets and liabilities:
Accounts receivable	214,204	(158,660)	(127,883)
Inventories	160,388	(1,505,117)	(2,308,735)
Prepaid expenses and other current assets	(147,762)	118,353	(534,386)
Accounts payable	(173,387)	(417,307)	485,447
Related party payable	—	(51,889)	—
Accrued expenses	(115,095)	848,761	1,004,409
Deferred revenue	—	(227,695)	—
Warranty reserve	—	5,803	26,660
Net cash used in operating activities	(7,839,808)	(12,604,955)	(79,752,442)
Investing Activities:
Purchases of available-for-sale securities	(638,572)	(21,202,034)	(907,118,827)
Maturities and sales of available-for-sale securities	13,253,650	23,798,740	907,118,828
Purchase of property, plant and equipment	(4,260,552)	(3,687,814)	(132,815,348)
Restricted cash for manufacturing equipment	958,391	(3,167,040)	(468,662)
Patent activity costs	(46,636)	(18,318)	(358,712)
Net cash provided by (used in) investing activities	9,266,281	(4,276,466)	(133,642,721)
Financing Activities:
Proceeds from bridge loan financing	—	—	1,600,000
Repayment of bridge loan financing	—	—	(1,600,000)
Payment of debt financing costs	—	—	(273,565)
Payment of equity offering costs	—	—	(10,302,040)
Proceeds from debt	—	—	7,700,000
Repayment of debt	(521,989)	(464,218)	(2,058,860)
Proceeds from shareholder under Section 16(b)	—	—	148,109
Proceeds from issuance of stock and warrants	1,236,663	5,600	231,669,679
Redemption of Class A warrants	—	—	(48,128)
Net cash provided by (used in) financing activities	714,674	(458,618)	226,835,195
Net change in cash and cash equivalents	2,141,147	(17,340,039)	13,440,032
Cash and cash equivalents at beginning of period	11,298,885	27,303,217	—
Cash and cash equivalents at end of period	$13,440,032	$9,963,178	$13,440,032
Non-Cash Transactions:
ITN initial contribution of assets for equity	$—	$—	$31,200
Note with ITN and related capital expenditures	$—	$—	$1,100,000

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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company’s significant accounting policies were described in Note 3 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes to these policies and no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2012 that are of significance or potential significance to the Company.

NOTE 4. LIQUIDITY AND CONTINUED OPERATIONS
As of June 30, 2012, the Company had $13.4 million in cash and investments and working capital of $13.6 million. An additional $0.5 million in cash is restricted for future payments on equipment. During the quarter ended March 31, 2012, the Company sold 1.6 million shares of common stock under its At-The-Market facility for aggregate proceeds of $1.2 million. There were no share sales during the quarter ended June 30, 2012. As discussed in Note 2, the Company is in the development stage and is currently incurring significant losses from operations as it works toward commercialization. The Company made cash payments of $4.3 million in the six months ended June 30, 2012 for property, plant and equipment. The Company has remaining obligations for equipment purchases in the amount of $1.1 million, of which $0.3 million is recorded in “Accrued property, plant and equipment”.
The Company has commenced limited production at its manufacturing facility. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented its new strategy. Changes in the level of expected operating losses, the timing of planned capital expenditures or other factors may negatively impact cash flows and reduce current cash and investments faster than anticipated. The Company expects the current cash balance to be sufficient to cover planned capital and operational expenditures into the first quarter of 2013 based on currently known factors and limited projected revenues, absent new cost reduction initiatives. The Company will need to raise additional capital in the future. There is no assurance that the Company will be able to raise additional capital on acceptable terms or at all.
On April 11, 2012, the Company received notice from The NASDAQ Stock Market (“Nasdaq”) stating that because the Company had not regained compliance with the $1.00 minimum bid price requirement for continued listing, the Company's common stock (listed on The Nasdaq Global Market) would be subject to delisting. The Company presented its plan to regain compliance before a Nasdaq Hearings Panel in May 2012. As a result of this hearing, the Company was granted a stay on any delisting action until October 8, 2012. Although the Company's stock recently traded above $1.00 per share, it may if ultimately necessary, seek shareholder approval to implement a reverse split to remain in compliance with the $1.00 bid price requirement prior to October 8, 2012.

NOTE 5. RESTRICTED CASH
From time to time the Company establishes irrevocable letters of credit with its bank, collateralized by interest bearing accounts, in favor of equipment vendors. Approximately $0.5 million and $1.4 million was restricted under letters of credit as of June 30, 2012 and December 31, 2011, respectively. Amounts restricted under letters of credit are classified as "Restricted cash" under "Other Assets" in the Condensed Balance Sheets.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT
The following table summarizes property, plant and equipment as of June 30, 2012 and December 31, 2011:

	As of June 30,	As of December 31,
	2012	2011
Building	$5,815,483	$5,762,935
Furniture, fixtures, computer hardware and computer software	339,820	339,820
Manufacturing machinery and equipment	32,524,124	29,673,297
Leasehold improvements	884,709	884,709
Net depreciable property, plant and equipment	39,564,136	36,660,761
Manufacturing machinery and equipment in progress	3,226,145	236,770
Property, plant and equipment	42,790,281	36,897,531
Less: Accumulated depreciation and amortization	(10,940,731)	(7,964,875)
Net property, plant and equipment	$31,849,550	$28,932,656

The Company analyzes its long-lived assets for impairment, both individually and as a group, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. During the quarter ended June 30, 2011, an impairment charge in the amount of approximately $74.5 million was taken against Property, Plant and Equipment. This impairment, combined with a charge of approximately $3.5 million taken against Deposits on manufacturing equipment, resulted in a total write-down of $78.0 million in the quarter ended June 30, 2011. This write-down resulted in net assets of approximately $32.2 million being recorded at fair value as of June 30, 2011. The fair value measurement for these assets relied primarily on Company-specific inputs and the Company’s assumptions about the use of the assets, as observable inputs were not available. Accordingly, the Company determined that these fair value measurements reside primarily within Level 3 of the fair value hierarchy.
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
Depreciation expense for the three months ended June 30, 2012 and 2011 was $1,628,609 and $2,442,334, respectively, and for the six months ended June 30, 2012 and 2011 was $3,069,871 and $4,767,648, respectively. Depreciation expense is recorded under “Research and development” expense and “Selling, general and administrative” expense in the Condensed Statements of Operations.
The Company incurred and capitalized interest costs related to the manufacturing facility building loan as follows during the six months ended June 30, 2012 and 2011:

	As of June 30,	As of June 30,
	2012	2011
Interest cost incurred	$226,692	$234,462
Interest cost capitalized	(107,818)	(234,462)
Interest expense, net	$118,874	$—

NOTE 7. INVENTORIES
Inventories consisted of the following at June 30, 2012 and December 31, 2011:

	As of June 30,	As of December 31,
	2012	2011
Raw materials	$2,081,229	$2,411,403
Work in process	33,171	20,812
Finished goods	194,335	36,908
Total	$2,308,735	$2,469,123

NOTE 8. DEBT
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

As of June 30, 2012, future principal payments on long-term debt are due as follows:

2012	$126,070
2013	264,935
2014	282,960
2015	302,210
2016	322,771
Thereafter	5,442,194
$6,741,140

NOTE 9. STOCKHOLDERS’ EQUITY
At June 30, 2012, the Company’s authorized capital stock consists of 125,000,000 shares of common stock, $0.0001 par value, and 25,000,000 shares of preferred stock, $0.0001 par value. Each share of common stock has the right to one vote.
Preferred stock, $0.0001 par value per share, may be issued in classes or series. Designations, powers, preferences, rights, qualifications, limitations and restrictions are determined by the Company’s Board of Directors.
In January 2012, the Company announced that TFG Investment Group Ltd. ("TFG Radiant") had agreed to purchase 8,067,390 shares of the Company's common stock owned by Norsk Hydro Produksjon AS ("Norsk Hydro") for $4 million, or approximately $0.50 per share. The TFG Radiant purchase closed on March 30, 2012, at which time TFG Radiant's ownership increased to approximately 39% of the Company's outstanding Common Stock.
In January 2012, the Company entered into an At-The-Market Equity Offering Sales Agreement under which the Company may issue and sell up to $5,000,000 of shares of its common stock from time to time. Sales of common stock, if any, will be made at market prices by any method that is deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including sales made directly on the NASDAQ stock exchange and any other trading market for the Company’s common stock, and sales to or through a market maker other than on an exchange. The aggregate compensation payable to the sales agent shall be equal to 3% of the gross sales price of the shares sold. As of March 31, 2012, 1,594,395 shares had been sold under this facility with net proceeds of $1,234,391. There were no share sales during the quarter ended June 30, 2012.
As of June 30, 2012, the Company had 41,318,928 shares of common stock and no shares of preferred stock outstanding. The Company has not declared or paid any dividends through June 30, 2012.

NOTE 10. EQUITY PLANS AND SHARE-BASED COMPENSATION
Share-Based Compensation: The Company measures share-based compensation cost at the grant date based on the fair value of the award and recognizes this cost as an expense over the grant recipients’ requisite service periods for all awards made to employees, officers, directors and consultants.
The share-based compensation expense recognized in the Condensed Statements of Operations was as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Share-based compensation cost included in:
Research and development	$68,012	$40,951	$170,177	$227,042
Selling, general and administrative	133,334	248,367	381,511	874,250
Total share-based compensation cost	$201,346	$289,318	$551,688	$1,101,292

The following table presents share-based compensation expense by type:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Type of Award:
Stock Options	$84,389	$92,169	$274,668	$629,962
Restricted Stock Units and Awards	116,957	197,149	277,020	471,330
Total share-based compensation cost	$201,346	$289,318	$551,688	$1,101,292

Stock Options: The Company recognized share-based compensation expense for stock options of $275,000 to officers, directors and employees for the six months ended June 30, 2012 related to stock option awards ultimately expected to vest and reduced for estimated forfeitures. The weighted average estimated fair value of employee stock options granted for the six months ended June 30, 2012 and 2011 was $0.56 and $2.55 per share, respectively. Fair value was calculated using the Black-Scholes Model with the following assumptions:

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
As of June 30, 2012, total compensation cost related to non-vested stock options not yet recognized was $596,000 which is expected to be recognized over a weighted average period of approximately 2.7 years. As of June 30, 2012, 1,086,220 shares were vested or expected to vest in the future at a weighted average exercise price of $2.77. As of June 30, 2012, 1,771,300 shares remained available for future grants under the Option Plan.
Restricted Stock: In addition to the stock options discussed above, the Company recognized share-based compensation expense related to restricted stock grants of $277,000 for the six months ended June 30, 2012. The weighted average estimated fair value of restricted stock grants for the six months ended June 30, 2012 and 2011 was $0.56 and $3.19, respectively.

Total unrecognized share-based compensation expense from unvested restricted stock as of June 30, 2012 was $233,000 which is expected to be recognized over a weighted average period of approximately 0.6 years. As of June 30, 2012, 289,097 shares were expected to vest in the future. As of June 30, 2012, 1,197,051 shares remained available for future grants under the Restricted Stock Plan.

NOTE 11. COMMITMENTS AND CONTINGENCIES
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

Overview
We are a development stage company formed in October 2005 to commercialize flexible photovoltaic modules using our proprietary technology. For the six months ended June 30, 2012, we generated $596,000 of revenue. Our revenue from government research and development contracts was $523,000 and our revenue from product sales was $73,000. As of June 30, 2012, we had an accumulated deficit of $194.4 million.
Following the appointment of our new President and CEO on February 2, 2012, we began to reposition our business model with an immediate focus into developing downstream consumer products. In June we launched our new EnerPlex™ brand line of consumer products, and introduced the first product under the EnerPlex™ brand with a solar-assisted charger for the iPhone® 4/4S smart phone featuring our ultra light CIGS thin film technology. The charger incorporates our ultra light and thin solar module into a sleek, protective iPhone® 4/4S case, along with a thin battery. The charger adds minimal weight and size to an iPhone® smart phone, yet provides significantly improved battery life by harnessing sunlight for electric power. This charger is the first product in our planned line of smart phone chargers, including the newly launched Samsung® Galaxy S® III. We have an initial order for 50,000 units from TFG Radiant, our distributor in Asia, which the Company expects to fulfill by August 2012. With this line of products we plan to move up the value chain with a much improved profit margin as products are developed and designed in-house and sold directly to end consumers or through distributors globally.
Currently we are in limited production based on demand for our products in emerging and specialty markets, particularly our Enerplex™ line of consumer products. In the near term we are focusing on emerging and specialty markets with higher average selling prices, however, we will continue to develop our customized rooftop applications, targeting meaningful revenue from this market in 2013. Under our current business plan, we expect losses to continue until we have fully implemented our new strategy. Although we plan to continue manufacturing at our current facilities, our plans are also to have significant future production capacity enabled through our relationship with TFG Radiant.
We believe that there remains strong interest in renewable energy in general and solar in particular, but existing global political and financial conditions are significantly disrupting key solar markets. Over the past several years, the PV market has continued to experience a significant decline in average selling prices for PV modules. This was a result of many factors, most significantly the increased industry-wide manufacturing capacity, which has contributed to excess industry channel inventories, and a concurrent scaling back of government subsidies and incentives related to solar energy.
We believe that our lightweight, ultra thin, and flexible technology is transformational in nature, and will provide us advantages in serving specialty markets like consumer, defense, portable power, transportation, off grid and distributed power, as well as, customized building applied photovoltaic (“BAPV”) and building integrated photovoltaic (“BIPV”) markets.
We believe that our use of CIGS on a flexible, durable, lightweight, ultra thin, high-tech plastic substrate will allow for unique and seamless integration of our PV modules into a variety of electronic products, building materials, defense, transportation and space applications, as well as other products and applications that may emerge. We believe that the unique attributes of our materials and manufacturing process will enable a reduction in the overall system and installation cost-per-watt ratios. For markets that place a high premium on weight, such as rooftop, defense, space and near-space markets, we believe our materials should provide attractive increases in power-to-weight ratios, and we believe that our materials have higher power-to-area ratios and voltage-to-area ratios than competing flexible PV thin-film technologies. These metrics will be critical as we position ourselves to compete in high value-added markets, including; consumer, defense, transportation, space and rooftop applications.
Commercialization and Manufacturing Expansion Plan
We intend to be the first company to commercialize the manufacture of roll-format, PV modules that use CIGS on a flexible, plastic substrate. Our manufacturing expansion plan entails the qualification, testing and operation of our production tools to increase production. During the six months ended June 30, 2012, we had product sales of approximately $73,000 which we do not consider sufficient for exiting development stage.
Substantially all equipment necessary for production has been delivered as of June 30, 2012. Our current production volumes are based primarily on market demand for our products in emerging and specialty markets. In March 2011, based on market conditions, we revised our near-term strategy to focus on applications for emerging and specialty markets, including off-grid, military and defense and consumer oriented products, which we believe will better leverage the unique characteristics of our product and carry higher average selling prices. We plan to continue to develop our customized rooftop applications and we will re-enter this market when the economics are favorable to us.
The manufacture of photovoltaic modules is a capital-intensive business. Our unique technology enables the manufacture of differentiated PV products with high power density which are lightweight and flexible. We believe markets of substantial size, particularly the customized BIPV and BAPV markets will exist long term, requiring significant additional production capacity.
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
As of June 30, 2012, we have remaining obligations for equipment purchases in the approximate amount of $1.1 million, of which approximately $0.3 million is recorded in “Accrued property, plant and equipment.” The timing and amount of our production capacity and actual output will depend on customer demand as well as a number of technical factors such as module efficiency, production yield and throughput. Future production will depend on our continuing efforts to successfully ramp up the production equipment.
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
Significant Trends, Uncertainties and Challenges
We believe that the significant trends, uncertainties and challenges that directly or indirectly affect our financial performance and results of operations include:

•	Customer acceptance of and demand for our products;

•	Our ability to raise additional capital on terms favorable to us;

•
Our ability to qualify production tools to achieve desired production yields, throughput, module efficiencies and other performance targets, and to obtain in a timely manner necessary or desired certifications for our PV modules, in a timely manner;

•
Our ability to maintain the listing of our common stock on the NASDAQ Global Market or Capital Market and the potential impact of a delisting on the market liquidity and price volatility of our common stock;

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
Our significant accounting policies were described in Note 3 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no changes to these policies that are of potential significance to us during the six months ended June 30, 2012.
Recent Accounting Pronouncements
See Note 3, “Summary of Significant Accounting Policies,” in the Notes to Condensed Financial Statements.

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2012 and 2011
Our activities to date have substantially consisted of raising capital, business and product development, research and development and the development of our production lines.
Revenues. Our revenues were $155,000 for the three months ended June 30, 2012 compared to $1,027,000 for the three months ended June 30, 2011, a decrease of $872,000. Revenues for the three months ended June 30, 2012 include $63,000 of product sales compared to $83,000 for the three months ended June 30, 2011, a decrease of $20,000.
Our revenues were $596,000 for the six months ended June 30, 2012 compared to $2,211,000 for the six months ended June 30, 2011, a decrease of $1,615,000. Revenues for the six months ended June 30, 2012 include $73,000 of product sales compared to $301,000 for the six months ended June 30, 2011, a decrease of $228,000. Revenues earned on our government research and development contracts decreased by $852,000 and $1,387,000 during the three and six months ended June 30, 2012, respectively, due to the winding down of two government contracts.
Research and development. Research and development costs were $4,830,000 for the three months ended June 30, 2012 compared to $6,701,000 for the three months ended June 30, 2011, a decrease of $1,871,000. Research and development costs include the costs incurred for pre-production and production activities in our manufacturing facility and facility and equipment infrastructure costs. Research and development costs also include costs related to our governmental contracts. Costs related to pre-production and production activities decreased by $1,347,000. The pre-production and production cost decrease was comprised of materials and equipment related costs of $1,029,000 and depreciation and amortization of $696,000, partially offset by increases in personnel related costs of $177,000, consulting and contract services costs of $135,000, stock option expense of $37,000 and other administrative costs of $25,000. Governmental research and development expenditures decreased by $524,000 in the three months ended June 30, 2012. The majority of the this decrease is the result of reductions in consulting and contract service costs of $501,000.

Research and development costs were $9,220,000 for the six months ended June 30, 2012 compared to $15,296,000 for the six months ended June 30, 2011, a decrease of $6,076,000. Costs related to pre-production and production activities decreased by $5,336,000. The pre-production and production cost decrease was comprised of materials and equipment related costs of $2,667,000, depreciation and amortization of $1,454,000, consulting and contract services costs of $404,000, personnel related costs of $403,000 and facility related costs of $365,000. Governmental research and development expenditures decreased by $739,000 in the six months ended June 30, 2012. This decrease is the result of reductions in consulting and contract services costs of $755,000, partially offset by an increase in depreciation and amortization of $18,000.
Selling, general and administrative. Selling, general and administrative expenses were $1,186,000 for the three months ended June 30, 2012 compared to $1,642,000 for the three months ended June 30, 2011, a decrease of $456,000. This decrease is comprised of personnel related costs of $348,000, depreciation expense of $131,000 and stock compensation expense of $115,000, partially offset by increases in general supply expenses of $159,000.
Selling, general and administrative expenses were $2,680,000 for the six months ended June 30, 2012 compared to $4,096,000 for the six months ended June 30, 2011, a decrease of $1,416,000. This decrease is comprised of personnel related costs of $891,000, stock compensation expense of $493,000 and consulting and contract services costs of $180,000, partially offset by increases in facility and IT related expenses of $180,000.
Impairment loss. As a result of significant changes in market conditions, particularly the decreases in current and expected average selling prices for PV modules, an impairment charge was taken against Property, Plant and Equipment during the second quarter of 2011. Impairment loss incurred on the write-down of Property, Plant and Equipment and Deposits on manufacturing equipment was $78,000,000 for the three and six months ended June 30, 2011.
Other Income / (Expense), net. Other Income / (Expense) was $44,000 net expense for the three months ended June 30, 2012 compared to $147,000 net income for the three months ended June 30, 2011, a net change of $191,000. The net change was the result of a decrease in foreign currency transaction gain of $69,000, a decrease in realized gain on forward contracts of $64,000 and an increase in interest expense of $51,000.
Other Income / (Expense) was $112,000 net expense for the six months ended June 30, 2012 compared to $357,000 net income for the six months ended June 30, 2011, a net change of $469,000. The net change was the result of a decrease in foreign currency transaction gain of $269,000, a decrease in realized gain on forward contracts of $64,000, a decrease in interest income of $17,000 and an increase in interest expense of $119,000.
Net Loss. Our Net Loss was $5,906,000 for the three months ended June 30, 2012 compared to a Net Loss of $85,169,000 for the three months ended June 30, 2011, a decrease of $79,263,000. Our Net Loss was $11,416,000 for the six months ended June 30, 2012 compared to a Net Loss of $94,824,000 for the six months ended June 30, 2011, a decrease of $83,408,000.

The decrease in Net Loss can be summarized in variances in significant account activity as follows:

	Decrease (increase) to Net Loss For the Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011	Decrease (increase) to Net Loss For the Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011
Revenues	$(872,433)	$(1,614,522)
Research and development costs
Manufacturing research and development	1,383,822	5,279,594
Government research and development	514,146	738,850
Non-cash stock based compensation	(27,061)	56,865
Selling, general and administrative expenses
Corporate selling, general and administrative	340,464	922,515
Non-cash stock based compensation	115,033	492,739
Impairment loss	78,000,000	78,000,000
Other Income / (Expense), net	(190,903)	(468,891)
Decrease to Net Loss	$79,263,068	$83,407,150

Liquidity and Capital Resources

As of June 30, 2012, we had approximately $13.4 million in cash and cash equivalents. We also had approximately $0.5 million in restricted cash securing equipment purchases which is included in “Other Assets” on the Condensed Balance Sheets. We have remaining obligations for equipment purchases in the approximate amount of $1.1 million, of which approximately $0.3 million is recorded in “Accrued property, plant and equipment.”
We have commenced limited production at our manufacturing facility. We do not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until we have fully implemented our new strategy. Changes in the level of expected operating losses, the timing of planned capital expenditures or other factors may negatively impact cash flows and reduce current cash and investments faster than anticipated. We will need to raise additional capital in the future. There is no assurance that we will be able to raise additional capital on acceptable terms or at all.
On April 11, 2012, we received notice from The NASDAQ Stock Market (“Nasdaq”) stating that because we had not regained compliance with the $1.00 minimum bid price requirement for continued listing, our common stock (listed on The Nasdaq Global Market) would be subject to delisting. We presented our plan to regain compliance before a Nasdaq Hearings Panel in May 2012. As a result of this hearing, we were granted a stay on any delisting action until October 8, 2012. Although our stock recently traded above $1.00 per share, we may if ultimately necessary, seek shareholder approval to implement a reverse stock split to remain in compliance with the $1.00 bid price requirement prior to October 8, 2012.
The use of cash for operational expenses averaged approximately $1.3 million per month during the six months ended June 30, 2012 compared to approximately $2.1 million per month during the six months ended June 30, 2011, a decrease of approximately $0.8 million per month. Cash used for operational expenses is related to manufacturing and engineering activities, research and development, business development and general corporate expenses. As of July 31, 2012, we had 83 employees. Additionally we had 42 contractors provided through an employment services provider. We expect our current cash balance to be sufficient to cover our planned capital and operational expenditures into the first quarter of 2013 based on currently known factors and limited projected revenues, absent new cost reduction initiatives. We will need to raise additional capital to cover our operating losses and future manufacturing capacity expansion. The capital markets are currently volatile and there is no assurance that we will be able to raise additional capital on acceptable terms or at all. We currently are pursuing various avenues to obtain additional capital for further expansion.
The total net change in cash and cash equivalents for the six months ended June 30, 2012 was an increase of approximately $2.1 million. The increase in cash and cash equivalents was primarily the result of the maturity of available-for-sale securities and proceeds received from issuance of stock. This increase was partially offset by net loss (adjusted for non-cash expenses and other items such as depreciation and amortization. non-cash based stock based compensation and impairment), purchases of property, plant and equipment and repayment of debt.
For the six months ended June 30, 2012, our cash used in operations was approximately $7.8 million compared to approximately $12.6 million for the six months ended June 30, 2011, a decrease of $4.8 million. The decrease in cash used in operating activities for the year ended June 30, 2012 as compared to the same period in 2011 was primarily due to a decrease in net loss (after deducting non-cash adjustments) and a decrease in inventory purchases.

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
On January 5, 2012, we entered into an At-the-Market Offering Sales Agreement pursuant to which we may issue and sell such number of shares of our common stock having an aggregate offering price of up to $5,000,000. Sales of common stock, if any, will be made at market prices by any method that is deemed an "at-the-market" offering as defined in Rule 415 under the Securities Act, including sales made directly on the NASDAQ stock exchange and any other trading market for our common stock, and sales to or through a market maker other than on an exchange. There is no assurance we will be able to sell shares of our common stock under this agreement at acceptable prices or at all. The aggregate compensation payable to the sales agent shall be equal to 3% of the gross sales price of the shares sold. As of March 31, 2012, 1,594,395 shares had been sold under this facility with net proceeds of $1,234,391. There were no share sales during the quarter ended June 30, 2012.

Contractual Obligations
The following table presents our contractual obligations as of June 30, 2012. Our long-term debt obligation is related to our building loan reflecting both principal and interest. Our purchase obligations include orders for equipment, inventory and operating expenses.

		Payments Due by Year (in thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$10,808	$693	$2,081	$2,081	$5,953
Operating lease obligations	184	184	—	—	—
Purchase obligations	1,898	1,898	—	—	—
Total	$12,890	$2,775	$2,081	$2,081	$5,953
Off Balance Sheet Transactions
As of June 30, 2012, we did not have any off balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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
Interest Rate Risk
Our exposure to market risks for changes in interest rates relates primarily to our cash equivalents and investment portfolio. As of June 30, 2012, our cash equivalents consisted only of amounts held in federally insured savings accounts. From time to time we hold investments in money market funds, investments in U.S. government securities and high quality corporate securities. The primary objective of our investment activities is to preserve principal and provide liquidity on demand, while at the same time maximizing the income we receive from our investments without significantly increasing risk. The direct risk to us associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a change in interest rates will have a significant impact on our financial position, results of operations or cash flows.
Credit Risk
From time to time we hold certain financial and derivative instruments that potentially subject us to credit risk. These consist primarily of cash, cash equivalents, restricted cash, investments and foreign currency option contracts. We are exposed to credit losses in the event of nonperformance by the counter parties to our financial and derivative instruments. We place cash, cash equivalents, investments and forward foreign currency option contracts with various high-quality financial institutions, and exposure is limited at any one institution. We continuously evaluate the credit standing of our counter party financial institutions.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (SEC) rules and forms. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of June 30, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2012, our disclosure controls and procedures were effective.
Changes in Internal Control over Disclosure and Reporting
There was no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ASCENT SOLAR TECHNOLOGIES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of August, 2012.

ASCENT SOLAR TECHNOLOGIES, INC.

By:	/S/ GARY GATCHELL
Gary Gatchell Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

ASCENT SOLAR TECHNOLOGIES, INC.
EXHIBIT INDEX

Exhibit No.	Description
31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.