Form 10-Q
period 2012-09-30
Ascent Solar Technologies, Inc.
filed 2012-11-08
CIK 1350102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
 ______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2012, there were 51,011,035 shares of our common stock issued and outstanding.

ASCENT SOLAR TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q
Quarterly Period Ended September 30, 2012

PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements (unaudited)	3
	Condensed Balance Sheets—As of September 30, 2012 and December 31, 2011	3
	Condensed Statements of Operations and Comprehensive Income (Loss)—For the three and nine months ended September 30, 2012 and September 30, 2011 and for the period from inception (October 18, 2005) through September 30, 2012	4
	Condensed Statements of Cash Flows—For the nine months ended September 30, 2012 and September 30, 2011 and for the period from inception (October 18, 2005) through September 30, 2012	5
	Notes to Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Mine Safety Disclosures	19
Item 5.	Other Information	19
Item 6.	Exhibits	19
SIGNATURES		21
EXHIBIT INDEX		22

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

ASCENT SOLAR TECHNOLOGIES, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$18,573,299	$11,298,885
Investments	—	12,616,097
Trade receivables, net of allowance for doubtful accounts of $5,839	101,490	342,087
Related party receivables and deposits	631,825	—
Inventories	2,367,521	2,469,123
Prepaid expenses and other current assets	501,950	386,624
Total current assets	22,176,085	27,112,816
Property, Plant and Equipment:	43,828,298	36,897,531
Less accumulated depreciation and amortization	(12,423,385)	(7,964,875)
	31,404,913	28,932,656
Other Assets:
Restricted cash	—	1,427,053
Deposits on manufacturing equipment	561,812	3,582,883
Patents, net of amortization of $42,374 and $28,248, respectively	368,316	308,785
Other non-current assets	57,500	60,312
	987,628	5,379,033
Total Assets	$54,568,626	$61,424,505
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$472,462	$658,834
Accrued expenses	1,983,550	1,846,997
Accrued property, plant and equipment	367,804	1,626,317
Current portion of long-term debt	260,611	648,059
Total current liabilities	3,084,427	4,780,207
Long-Term Debt	6,418,012	6,615,070
Accrued Warranty Liability	37,578	26,660
Commitments and Contingencies (Notes 4 & 12)
Stockholders’ Equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.0001 par value, 125,000,000 shares authorized; 51,008,535 and 39,345,459 shares issued and outstanding, respectively	5,101	3,935
Additional paid in capital	245,845,271	233,004,550
Deficit accumulated during the development stage	(200,821,763)	(183,006,936)
Accumulated other comprehensive income (loss)	—	1,019
Total stockholders’ equity	45,028,609	50,002,568
Total Liabilities and Stockholders’ Equity	$54,568,626	$61,424,505
The accompanying notes are an integral part of these condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		For the Period from Inception (October 18, 2005) Through September 30, 2012
	September 30,		September 30,
	2012	2011	2012	2011
Revenues
Products *	$473,657	$156,247	$546,609	$456,987	$1,896,520
Government contracts	82,030	832,260	605,195	2,742,158	9,653,433
Total Revenues	555,687	988,507	1,151,804	3,199,145	11,549,953
Costs and Expenses
Research and development	5,729,598	4,144,608	14,950,061	19,440,379	94,635,744
Selling, general and administrative	1,187,711	1,524,191	3,868,035	5,619,769	39,690,065
Impairment loss	—	—	—	78,000,000	79,769,480
Total Costs and Expenses	6,917,309	5,668,799	18,818,096	103,060,148	214,095,289
Loss from Operations	(6,361,622)	(4,680,292)	(17,666,292)	(99,861,003)	(202,545,336)
Other Income/(Expense), net	(36,833)	(683,086)	(148,535)	(325,897)	1,723,573
Net Loss	$(6,398,455)	$(5,363,378)	$(17,814,827)	$(100,186,900)	$(200,821,763)
Other Comprehensive Income (Loss)
Unrealized gain (loss) on investments	—	1,502	—	3,126	—
Comprehensive Loss	$(6,398,455)	$(5,361,876)	$(17,814,827)	$(100,183,774)	$(200,821,763)

Net Loss Per Share (Basic and diluted)	$(0.15)	$(0.15)	$(0.43)	$(2.99)
Weighted Average Common Shares Outstanding (Basic and diluted)	42,490,471	35,915,727	41,410,374	33,562,851
* Includes related party revenue of $404,680 for the three and nine months ended September 30, 2012. See Note 11.

The accompanying notes are an integral part of these condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period from Inception (October 18, 2005) through September 30,
	For the Nine Months Ended
	September 30,
	2012	2011	2012
Operating Activities:
Net loss	$(17,814,827)	$(100,186,900)	$(200,821,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,664,985	6,146,953	23,012,009
Stock based compensation	761,351	1,279,516	12,648,728
Common stock issued for services	—	58,950	58,950
Realized loss on forward contracts	—	(63,915)	1,430,766
Foreign currency transaction loss (gain)	5,365	(193,874)	(590,433)
Amortization of financing costs and discounts	—	—	998,565
Impairment loss	—	78,000,000	79,769,480
Contract cancellation loss	—	566,696	590,774
Changes in operating assets and liabilities:
Accounts receivable	240,597	54,471	(101,490)
Related party receivables and deposits	(631,825)	2,524	(631,825)
Inventories	101,602	(1,245,296)	(2,367,521)
Prepaid expenses and other current assets	(115,326)	65,380	(501,950)
Accounts payable	(186,372)	(813,435)	472,462
Related party payable	—	(54,037)	—
Accrued expenses	136,553	(436,349)	1,256,057
Deferred revenue	—	(250,705)	—
Warranty reserve	10,918	8,973	37,578
Net cash used in operating activities	(12,826,979)	(17,061,048)	(84,739,613)
Investing Activities:
Purchases of available-for-sale securities	(638,572)	(26,244,858)	(907,118,827)
Maturities and sales of available-for-sale securities	13,253,650	26,505,366	907,118,828
Purchase of property, plant and equipment	(5,363,111)	(9,077,497)	(133,917,907)
Restricted cash for manufacturing equipment	1,427,053	1,786,653	—
Patent activity costs	(73,657)	(63,312)	(385,733)
Net cash provided by (used in) investing activities	8,605,363	(7,093,648)	(134,303,639)
Financing Activities:
Proceeds from bridge loan financing	—	—	1,600,000
Repayment of bridge loan financing	—	—	(1,600,000)
Payment of debt financing costs	—	—	(273,565)
Payment of equity offering costs	—	—	(10,302,040)
Proceeds from debt	—	—	7,700,000
Repayment of debt	(584,506)	(522,752)	(2,121,377)
Proceeds from shareholder under Section 16(b)	—	—	148,109
Proceeds from issuance of stock and warrants	12,080,536	7,241,727	242,513,552
Redemption of Class A warrants	—	—	(48,128)
Net cash provided by financing activities	11,496,030	6,718,975	237,616,551
Net change in cash and cash equivalents	7,274,414	(17,435,721)	18,573,299
Cash and cash equivalents at beginning of period	11,298,885	27,303,217	—
Cash and cash equivalents at end of period	$18,573,299	$9,867,496	$18,573,299
Non-Cash Transactions:
ITN initial contribution of assets for equity	$—	$—	$31,200
Note with ITN and related capital expenditures	$—	$—	$1,100,000

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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company’s significant accounting policies were described in Note 3 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes to these policies and no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2012 that are of significance or potential significance to the Company.

NOTE 4. LIQUIDITY AND CONTINUED OPERATIONS
As of September 30, 2012, the Company had $18.6 million in cash and working capital of $19.1 million. During the nine months ended September 30, 2012, the Company sold 1,972,181 shares of common stock under its At-The-Market facility for aggregate net proceeds of $1.9 million. In September 2012 the Company completed a firm commitment offering for 9,166,700 shares of common stock and received net proceeds of $10.2 million. As discussed in Note 2, the Company is in the development stage and is currently incurring significant losses from operations as it works toward commercialization. The

Company made cash payments of $5.4 million in the nine months ended September 30, 2012 for property, plant and equipment. The Company has remaining obligations for equipment purchases in the amount of $0.6 million, of which $0.4 million is recorded in “Accrued property, plant and equipment”.
The Company has commenced limited production at its manufacturing facility. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented its new strategy. Changes in the level of expected operating losses, the timing of planned capital expenditures or other factors may negatively impact cash flows and reduce current cash and investments faster than anticipated. The Company expects the current cash balance to be sufficient to cover planned capital and operational expenditures through 2013 based on currently known factors and limited projected revenues, and absent new cost reduction initiatives. However, the Company may need to raise additional capital in the future. There is no assurance that the Company will be able to raise additional capital on acceptable terms or at all.
On April 11, 2012, the Company received notice from The NASDAQ Stock Market (“Nasdaq”) stating that because the Company had not regained compliance with the $1.00 minimum bid price requirement for continued listing, the Company's common stock (listed on The Nasdaq Global Market) would be subject to delisting. On August 17, 2012, the Company received notification from The Nasdaq Listing Qualifications department that the Company had regained compliance with the minimum bid price requirement, and that the Company's noncompliance had been rectified.

NOTE 5. RESTRICTED CASH
From time to time the Company establishes irrevocable letters of credit with its bank, collateralized by interest bearing accounts, in favor of equipment vendors. As of December 31, 2011, $1.4 million was restricted under letters of credit. No amounts were restricted as of September 30, 2012. Amounts restricted under letters of credit are classified as "Restricted cash" under "Other Assets" in the Condensed Balance Sheets.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT
The following table summarizes property, plant and equipment as of September 30, 2012 and December 31, 2011:

	As of September 30,	As of December 31,
	2012	2011
Building	$5,820,734	$5,762,935
Furniture, fixtures, computer hardware and computer software	339,820	339,820
Manufacturing machinery and equipment	33,133,276	29,673,297
Leasehold improvements	884,709	884,709
Net depreciable property, plant and equipment	40,178,539	36,660,761
Manufacturing machinery and equipment in progress	3,649,759	236,770
Property, plant and equipment	43,828,298	36,897,531
Less: Accumulated depreciation and amortization	(12,423,385)	(7,964,875)
Net property, plant and equipment	$31,404,913	$28,932,656

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
Depreciation expense for the three months ended September 30, 2012 and 2011 was $1,578,175 and $1,370,140, respectively, and for the nine months ended September 30, 2012 and 2011 was $4,648,046 and $6,137,788, respectively. Depreciation expense is recorded under “Research and development” expense and “Selling, general and administrative” expense in the Condensed Statements of Operations.
The Company incurred and capitalized interest costs related to the manufacturing facility building loan as follows during the nine months ended September 30, 2012 and 2011:

	For the nine months ended September 30,
	2012	2011
Interest cost incurred	$338,515	$350,268
Interest cost capitalized	(177,309)	(290,203)
Interest expense, net	$161,206	$60,065

NOTE 7. INVENTORIES
Inventories consisted of the following at September 30, 2012 and December 31, 2011:

	As of September 30,	As of December 31,
	2012	2011
Raw materials	$1,915,983	$2,411,403
Work in process	266,951	20,812
Finished goods	184,587	36,908
Total	$2,367,521	$2,469,123

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

As of September 30, 2012, future principal payments on long-term debt are due as follows:

2012	$63,553
2013	264,935
2014	282,960
2015	302,210
2016	322,771
Thereafter	5,442,194
$6,678,623

NOTE 9. STOCKHOLDERS’ EQUITY
At September 30, 2012, the Company’s authorized capital stock consisted of 125,000,000 shares of common stock, $0.0001 par value, and 25,000,000 shares of preferred stock, $0.0001 par value. Each share of common stock has the right to one vote.
Preferred stock, $0.0001 par value per share, may be issued in classes or series. Designations, powers, preferences, rights, qualifications, limitations and restrictions are determined by the Company’s Board of Directors.
In January 2012, the Company announced that TFG Investment Group Ltd. ("TFG Radiant") had agreed to purchase 8,067,390 shares of the Company's common stock owned by Norsk Hydro Produksjon AS ("Norsk Hydro") for $4 million, or approximately $0.50 per share. The TFG Radiant purchase closed on March 30, 2012. As of September 30, 2012, TFG Radiant's ownership was approximately 31% of the Company's outstanding Common Stock.
In January 2012, the Company entered into an At-The-Market Equity Offering Sales Agreement under which the Company may issue and sell up to $5,000,000 of shares of its common stock from time to time. Sales of common stock, if any, will be made at market prices by any method that is deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including sales made directly on the NASDAQ stock exchange and any other trading market for the Company’s common stock, and sales to or through a market maker other than on an exchange. The aggregate compensation payable to the sales agent shall be equal to 3% of the gross sales price of the shares sold. As of September 30, 2012, 1,972,181 shares had been sold under this facility with net proceeds of $1.9 million.
On September 19, 2012, the Company entered into an underwriting agreement with Aegis Capital Corp., providing for the sale, in a firm commitment offering, of 9,166,700 shares of the Company’s common stock, par value $0.0001 per share, at a price to the public of $1.20 per share. The Offering closed on September 25, 2012. Net proceeds were $10.2 million after deducting the underwriting discount and offering expenses payable by the Company of approximately $825,000. In addition, the Underwriting Agreement provides the Underwriters a 45-day option to purchase up to an additional 1,375,005 shares from the Company at a price of $1.20 per share. If exercised this option is expected to yield net proceeds of $1.5 million after deducting the underwriting discount and offering expenses payable by the Company in the amount of $107,000.
As of September 30, 2012, the Company had 51,008,535 shares of common stock and no shares of preferred stock outstanding. The Company has not declared or paid any dividends through September 30, 2012.

NOTE 10. EQUITY PLANS AND SHARE-BASED COMPENSATION
Share-Based Compensation: The Company measures share-based compensation cost at the grant date based on the fair value of the award and recognizes this cost as an expense over the grant recipients’ requisite service periods for all awards made to employees, officers, directors and consultants.
The share-based compensation expense recognized in the Condensed Statements of Operations was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Share-based compensation cost included in:
Research and development	$82,623	$—	$252,800	$227,042
Selling, general and administrative	127,039	178,224	508,551	1,052,474
Total share-based compensation cost	$209,662	$178,224	$761,351	$1,279,516

The following table presents share-based compensation expense by type:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Type of Award:
Stock Options	$104,939	$3,968	$379,607	$633,930
Restricted Stock Units and Awards	104,723	174,256	381,744	645,586
Total share-based compensation cost	$209,662	$178,224	$761,351	$1,279,516

Stock Options: The Company recognized share-based compensation expense for stock options of $380,000 to officers, directors and employees for the nine months ended September 30, 2012 related to stock option awards ultimately expected to vest and reduced for estimated forfeitures. The weighted average estimated fair value of employee stock options granted for the nine months ended September 30, 2012 and 2011 was $0.56 and $1.50 per share, respectively. Fair value was calculated using the Black-Scholes Model with the following assumptions:

	For the nine months ended September 30,
	2012	2011
Expected volatility	103%	98%
Risk free interest rate	1%	2%
Expected dividends	—	—
Expected life (in years)	5.2	6.3

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
As of September 30, 2012, total compensation cost related to non-vested stock options not yet recognized was $510,000 which is expected to be recognized over a weighted average period of approximately 2.6 years. As of September 30, 2012, 1,068,713 shares were vested or expected to vest in the future at a weighted average exercise price of $2.74. As of September 30, 2012, 1,818,550 shares remained available for future grants under the Option Plan.
Restricted Stock: In addition to the stock options discussed above, the Company recognized share-based compensation expense related to restricted stock grants of $382,000 for the nine months ended September 30, 2012. The weighted average estimated fair value of restricted stock grants for the nine months ended September 30, 2012 and 2011 was $0.57 and $3.19, respectively.

Total unrecognized share-based compensation expense from unvested restricted stock as of September 30, 2012 was $143,000 which is expected to be recognized over a weighted average period of approximately 0.4 years. As of September 30, 2012, 178,404 shares were expected to vest in the future. As of September 30, 2012, 1,176,425 shares remained available for future grants under the Restricted Stock Plan.

NOTE 11. RELATED PARTY TRANSACTIONS
TFG Radiant owns approximately 31% of the Company's outstanding common stock as of September 30, 2012. In February 2012 the Company announced the appointment of Victor Lee as President and Chief Executive Officer. Mr. Lee had served on the Company's Board of Directors since November 2011 and is currently the managing director of Tertius Financial Group Pte Ltd, the joint venture partner with Radiant Group in TFG Radiant. In April 2012 the Company appointed the Chairman of TFG Radiant, Mr. Winston Xu (aka Xu Biao), as a member of its Board of Directors.
In June 2012 the Company entered into a supply agreement and a contract manufacturing agreement with TFG Radiant. Under the terms of the contract manufacturing agreement TFG Radiant will oversee certain aspects of the contract manufacturing process related to the Company's EnerPlex™ line of consumer products. The Company will compensate TFG

Radiant for acting as general contractor in the contract manufacturing process. TFG Radiant also provides consulting services related to product design. Under the supply agreement TFG Radiant intends to distribute the Company's consumer products in Asia. Included in Research and development expense for contract manufacturing and consulting fees with TFG Radiant is $695,000 for the three and nine months ended September 30, 2012. During the three and nine months ended September 30, 2012 the Company recognized revenue in the amount of $405,000 for products distributed through TFG Radiant and then sold to unrelated third parties. As of September 30, 2012 the Company held $632,000 in receivables due from and deposits paid to TFG Radiant.

NOTE 12. COMMITMENTS AND CONTINGENCIES
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

Overview
We are a development stage company formed in October 2005 to commercialize flexible photovoltaic modules using our proprietary technology. For the nine months ended September 30, 2012, we generated $1,152,000 of revenue. Our revenue from government research and development contracts was $605,000 and our revenue from product sales was $547,000. For the three months ended September 30, 2012, our product revenue was $474,000, the highest level of quarterly product revenue in our history.
Following the appointment of our new President and CEO on February 2, 2012, we began to reposition our business model with an immediate focus into developing consumer products. With this line of products we plan to capture a larger portion of the value chain with higher profit margins as products are developed and designed in-house and sold directly to end consumers or through distributors globally. In June we launched our new EnerPlex™ brand line of consumer products, and introduced the first product under the EnerPlex brand with a solar-assisted charger for the Apple® iPhone® 4/4S smart phone featuring our ultra-light CIGS thin film technology. The charger incorporates our ultra-light and thin solar module into a sleek, protective iPhone 4/4S case, along with a thin battery. The charger adds minimal weight and size to an iPhone smart phone, yet provides significantly improved battery life.
In August we announced the launch of our second consumer product, a solar-assisted charger for the Samsung® Galaxy S® III, which provides 95% more battery life for the Galaxy S III while allowing the user to utilize the integrated CIGS solar panel to provide supplemental charging when traditional power sources are unavailable. Our charger maintains the slim and attractive form factor of the Galaxy S III. In October we made our iPhone 4/4S case available on www.amazon.com and we launched the website for our consumer products at www.EnerPlex.biz. The website will bring EnerPlex products directly to consumers.

Currently we are in limited production based on demand for our products in emerging and specialty markets, particularly our EnerPlex line of consumer products. In the near term we are focusing on emerging and specialty markets with higher average selling prices. Under our current business plan, we expect losses to continue until we have fully implemented our new strategy. Although we plan to continue manufacturing at our current facilities, our plans are also to have significant future production capacity enabled through our relationship with TFG Radiant.
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
We believe that our lightweight, ultra-thin, and flexible technology is transformational in nature, and will provide us advantages in serving specialty markets like consumer, defense, portable power, transportation, off grid and distributed power, as well as, customized building applied photovoltaic (“BAPV”) and building integrated photovoltaic (“BIPV”) markets.
We believe that our use of CIGS on a flexible, durable, lightweight, ultra-thin, high-tech plastic substrate will allow for unique and seamless integration of our PV modules into a variety of electronic products, building materials, defense, transportation and space applications, as well as other products and applications that may emerge. We believe that the unique attributes of our materials and manufacturing process will enable a reduction in the overall system and installation cost-per-watt ratios. For markets that place a high premium on weight, such as rooftop, defense, space and near-space markets, we believe our materials should provide attractive increases in power-to-weight ratios, and we believe that our materials have higher power-to-area ratios and voltage-to-area ratios than competing flexible PV thin-film technologies. These metrics will be critical as we position ourselves to compete in high value-added markets, including; consumer, defense, transportation, space and rooftop applications.
Commercialization and Manufacturing Expansion Plan
We intend to be the first company to commercialize the manufacture of roll-format, PV modules that use CIGS on a flexible, plastic substrate. Our manufacturing expansion plan entails the qualification, testing and operation of our production tools to increase production. During the nine months ended September 30, 2012, we had product sales of approximately $547,000, of which $474,000 occurred during the third quarter. We do not consider this level of sales sufficient for exiting development stage.
Substantially all equipment necessary for production has been delivered as of September 30, 2012. Our current production volumes are based primarily on market demand for our products in emerging and specialty markets. In March 2011, based on market conditions, we revised our near-term strategy to focus on applications for emerging and specialty markets, including off-grid, military and defense and consumer oriented products, which we believe will better leverage the unique characteristics of our product and carry higher average selling prices. We plan to continue to develop our customized rooftop applications and we will re-enter this market when the economics are favorable to us.
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
As of September 30, 2012, we have remaining obligations for equipment purchases in the approximate amount of $0.6 million, of which approximately $0.4 million is recorded in “Accrued property, plant and equipment.” The timing and amount of our production capacity and actual output will depend on customer demand as well as a number of technical factors such as module efficiency, production yield and throughput. Future production will depend on our continuing efforts to successfully ramp up the production equipment.

We are continuing the process of qualifying the production tools that have been delivered. We have additional tools on order that have not been delivered. We intend to continue to optimize our manufacturing processes including throughput, efficiency and yield to improve product performance and reduce manufacturing costs within the context of our new market focus.
Related Party Activity
On February 1, 2012, we announced the appointment of Victor Lee as President and Chief Executive Officer. Mr. Lee has served on our Board since November 2011. Mr. Lee is the managing director of Tertius Financial Group Pte Ltd, the joint venture partner with Radiant Group in TFG Radiant. As President and Chief Executive Officer, Mr. Lee will not receive any cash, equity or other compensation from the Company. In April 2012 we appointed the Chairman of TFG Radiant, Mr. Winston Xu (aka Xu Biao), as a member of our Board of Directors.
In June 2012 we entered into a supply agreement and a contract manufacturing agreement with TFG Radiant. Under the terms of the contract manufacturing agreement TFG Radiant will oversee certain aspects of the contract manufacturing process related to the our EnerPlex™ line of consumer products. We will compensate TFG Radiant for acting as general contractor in the contract manufacturing process. TFG Radiant also provides consulting services related to product design. Under the supply agreement TFG Radiant intends to distribute our consumer products in Asia. Included in Research and development expense for contract manufacturing and consulting fees with TFG Radiant is $695,000 for the three and nine months ended September 30, 2012. During the three and nine months ended September 30, 2012 we recognized revenue in the amount of $405,000 for products distributed through TFG Radiant and then sold to unrelated third parties. As of September 30, 2012 we held $632,000 in receivables due from and deposits paid to TFG Radiant.
Significant Trends, Uncertainties and Challenges
We believe that the significant trends, uncertainties and challenges that directly or indirectly affect our financial performance and results of operations include:

•	Customer acceptance of and demand for our products;

•	Our ability to raise additional capital, if necessary, on terms favorable to us;

•
Our ability to qualify production tools to achieve desired production yields, throughput, module efficiencies and other performance targets, and to obtain in a timely manner necessary or desired certifications for our PV modules, in a timely manner;

•	Our ability to maintain the listing of our common stock on the NASDAQ Global Market or Capital Market;

•	Our ability to achieve projected operational performance and cost metrics;

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
Our significant accounting policies were described in Note 3 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no changes to these policies that are of potential significance to us during the nine months ended September 30, 2012.
Recent Accounting Pronouncements
See Note 3, “Summary of Significant Accounting Policies,” in the Notes to Condensed Financial Statements. There are no new accounting pronouncements that are of significance or potential significance to us.

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2012 and 2011
Our activities to date have substantially consisted of raising capital, business and product development, research and development and the development of our production lines.
Revenues. Our revenues were $556,000 for the three months ended September 30, 2012 compared to $989,000 for the three months ended September 30, 2011, a decrease of $433,000. Revenues for the three months ended September 30, 2012 include $474,000 of product sales, of which $405,000 were sales to a related party, compared to $156,000 for the three months ended September 30, 2011, an increase of $317,000. Product sales in third quarter 2012 were at the highest quarterly rate in our history. Revenues earned on our government research and development contracts decreased by $750,000 during the three months ended September 30, 2012, due to the winding down of several government contracts.
Our revenues were $1,152,000 for the nine months ended September 30, 2012 compared to $3,199,000 for the nine months ended September 30, 2011, a decrease of $2,047,000. Revenues for the nine months ended September 30, 2012 include $547,000 of product sales, of which $405,000 were sales to a related party, compared to $457,000 for the nine months ended September 30, 2011, an increase of $90,000. Revenues earned on our government research and development contracts decreased by $2,137,000 during the nine months ended September 30, 2012, due to the winding down of several government contracts.
Research and development. Research and development costs were $5,730,000 for the three months ended September 30, 2012 compared to $4,145,000 for the three months ended September 30, 2011, an increase of $1,585,000. Research and development costs include the costs incurred for pre-production and production activities in our manufacturing facility and facility and equipment infrastructure costs. Research and development costs also include costs related to our governmental contracts. Costs related to pre-production and production activities increased by $2,170,000. The pre-production and production cost increase was comprised of materials and equipment related costs of $931,000, consulting and contract services of $740,000, depreciation and amortization of $210,000 and personnel related costs of $180,000. Governmental research and development expenditures decreased by $585,000 in the three months ended September 30, 2012. This decrease is the result of reductions in consulting and contract service costs of $503,000 and personnel related costs of $70,000.
Research and development costs were $14,950,000 for the nine months ended September 30, 2012 compared to $19,440,000 for the nine months ended September 30, 2011, a decrease of $4,490,000. Costs related to pre-production and production activities decreased by $3,166,000. The pre-production and production cost decrease was comprised of materials and equipment related costs of $1,736,000, depreciation and amortization of $1,245,000 and facility related costs of $355,000, partially offset by an increase in consulting and contract services costs of $336,000. Governmental research and development expenditures decreased by $1,324,000 in the nine months ended September 30, 2012. This decrease is the result of reductions in consulting and contract services costs of $1,258,000 and personnel related costs of $60,000.
Selling, general and administrative. Selling, general and administrative expenses were $1,188,000 for the three months ended September 30, 2012 compared to $1,524,000 for the three months ended September 30, 2011, a decrease of $336,000. This decrease is comprised of personnel related costs of $280,000, consulting and contract services of $157,000, general supply expenses of $108,000 and stock compensation expense of $52,000, partially offset by increases in legal fees of $248,000 and insurance costs of $33,000.
Selling, general and administrative expenses were $3,868,000 for the nine months ended September 30, 2012 compared to $5,620,000 for the nine months ended September 30, 2011, a decrease of $1,752,000. This decrease is comprised of personnel related costs of $1,171,000, stock compensation expense of $544,000 and depreciation costs of $266,000, partially offset by increases in facility and IT related expenses of $133,000 and insurance costs of $103,000.
Impairment loss. As a result of significant changes in market conditions, particularly the decreases in current and expected average selling prices for PV modules, an impairment charge was taken against Property, Plant and Equipment during the second quarter of 2011. Impairment loss incurred on the write-down of Property, Plant and Equipment and Deposits on manufacturing equipment was $78,000,000 for the nine months ended September 30, 2011.
Other Income / (Expense), net. Other Income / (Expense) was $37,000 net expense for the three months ended September 30, 2012 compared to $683,000 net expense for the three months ended September 30, 2011, a decrease of $646,000. The decrease was the result of decreases in contract cancellation loss of $567,000 and foreign currency transaction loss of $70,000.
Other Income / (Expense) was $149,000 net expense for the nine months ended September 30, 2012 compared to $326,000 net expense for the nine months ended September 30, 2011, a decrease of $177,000. The decrease was the result of a decrease in contract cancellation loss of $567,000, offset by an increase in interest expense of $101,000, and decreases in foreign currency transaction gain of $199,000, realized gain on forward contracts of $64,000 and interest income of $25,000.
Net Loss. Our Net Loss was $6,398,000 for the three months ended September 30, 2012 compared to a Net Loss of $5,363,000 for the three months ended September 30, 2011, an increase of $1,035,000. Our Net Loss was $17,815,000 for the nine months ended September 30, 2012 compared to a Net Loss of $100,187,000 for the nine months ended September 30, 2011, a decrease of $82,372,000.

The decrease in Net Loss can be summarized in variances in significant account activity as follows:

	Decrease (increase) to Net Loss For the Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011	Decrease (increase) to Net Loss For the Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011
Revenues
Products	$317,000	$90,000
Government Contracts	(750,000)	(2,137,000)
Research and development costs
Manufacturing research and development	(2,086,000)	3,194,000
Government research and development	584,000	1,323,000
Non-cash stock based compensation	(83,000)	(26,000)
Selling, general and administrative expenses
Corporate selling, general and administrative	285,000	1,207,000
Non-cash stock based compensation	52,000	544,000
Impairment loss	—	78,000,000
Other Income / (Expense), net	646,000	177,000
Decrease to Net Loss	$(1,035,000)	$82,372,000

Liquidity and Capital Resources
As of September 30, 2012, we had approximately $18.6 million in cash and cash equivalents. We have remaining obligations for equipment purchases in the approximate amount of $0.6 million, of which approximately $0.4 million is recorded in “Accrued property, plant and equipment.”
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
On April 11, 2012, we received notice from The NASDAQ Stock Market (“Nasdaq”) stating that because we had not regained compliance with the $1.00 minimum bid price requirement for continued listing, our common stock (listed on The Nasdaq Global Market) would be subject to delisting. On August 17, 2012, we received notification from The Nasdaq Listing Qualifications department that we had regained compliance with the minimum bid price requirement, and that our noncompliance had been rectified.

The use of cash for operational expenses averaged approximately $1.4 million per month during the nine months ended September 30, 2012 compared to approximately $1.9 million per month during the nine months ended September 30, 2011, a decrease of approximately $0.5 million per month. Cash used for operational expenses is related to manufacturing and engineering activities, research and development, business development and general corporate expenses. As of October 31, 2012, we had 85 employees. Additionally we had 57 contractors provided through an employment services provider. We expect our current cash balance to be sufficient to cover our planned capital and operational expenditures through 2013 based on currently known factors projected revenues.
The total net change in cash and cash equivalents for the nine months ended September 30, 2012 was an increase of approximately $7.3 million. The increase in cash and cash equivalents was the result of the maturity of available-for-sale securities of $12.6 million, net proceeds received from our latest firm commitment offering of $10.2 million and aggregate proceeds from shares sold under our At-The-Market facility of $1.9 million. This increase was partially offset by net loss (adjusted for non-cash expenses and other items such as depreciation and amortization, non-cash based stock based compensation and impairment), purchases of property, plant and equipment and repayment of debt.
For the nine months ended September 30, 2012, our cash used in operations was approximately $12.8 million compared to approximately $17.1 million for the nine months ended September 30, 2011, a decrease of $4.3 million. The decrease in cash used in operating activities for the year ended September 30, 2012 as compared to the same period in 2011 was primarily due to a decrease in net loss (after deducting non-cash adjustments) and a decrease in inventory purchases.

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
On January 5, 2012, we entered into an At-the-Market Offering Sales Agreement pursuant to which we may issue and sell such number of shares of our common stock having an aggregate offering price of up to $5,000,000. Sales of common stock, if any, will be made at market prices by any method that is deemed an "at-the-market" offering as defined in Rule 415 under the Securities Act, including sales made directly on the NASDAQ stock exchange and any other trading market for our common stock, and sales to or through a market maker other than on an exchange. There is no assurance we will be able to sell shares of our common stock under this agreement at acceptable prices or at all. The aggregate compensation payable to the sales agent shall be equal to 3% of the gross sales price of the shares sold. As of September 30, 2012, 1,972,181 shares had been sold under this facility with net proceeds of $1,894,103.
On September 19, 2012, we entered into an underwriting agreement with Aegis Capital Corp., providing for the sale, in a firm commitment offering, of 9,166,700 shares our common stock, par value $0.0001 per share, at a price to the public of $1.20 per share. The Offering closed on September 25, 2012. Net proceeds were $10.2 million after deducting the underwriting discount and offering expenses payable by us of approximately $825,000. In addition, the Underwriting Agreement provides the Underwriters a 45-day option to purchase up to an additional 1,375,005 shares from us at a price of $1.20 per share. If exercised this option is expected to yield net proceeds of $1.5 million after deducting the underwriting discount and offering expenses payable by us in the amount of $107,000.
Contractual Obligations
The following table presents our contractual obligations as of September 30, 2012. Our long-term debt obligation is related to our building loan reflecting both principal and interest. Our purchase obligations include orders for equipment, inventory and operating expenses.

		Payments Due by Year (in thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$10,635	$693	$2,081	$2,081	$5,780
Operating lease obligations	94	94	—	—	—
Purchase obligations	2,853	2,853	—	—	—
Total	$13,582	$3,640	$2,081	$2,081	$5,780
Off Balance Sheet Transactions
As of September 30, 2012, we did not have any off balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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
Interest Rate Risk
Our exposure to market risks for changes in interest rates relates primarily to our cash equivalents and investment portfolio. As of September 30, 2012, our cash equivalents consisted only of amounts held in federally insured savings accounts. From time to time we hold investments in money market funds, investments in U.S. government securities and high quality corporate securities. The primary objective of our investment activities is to preserve principal and provide liquidity on demand, while at the same time maximizing the income we receive from our investments without significantly increasing risk. The direct risk to us associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a change in interest rates will have a significant impact on our financial position, results of operations or cash flows.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (SEC) rules and forms. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of September 30, 2012. Based on this evaluation, our Chief Executive

Officer and Chief Financial Officer concluded that as of September 30, 2012, our disclosure controls and procedures were effective.
Changes in Internal Control over Disclosure and Reporting
There was no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits
A list of exhibits is found on page 22 of this report.

ASCENT SOLAR TECHNOLOGIES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of November, 2012.

ASCENT SOLAR TECHNOLOGIES, INC.

By:	/S/ GARY GATCHELL
Gary Gatchell Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

ASCENT SOLAR TECHNOLOGIES, INC.
EXHIBIT INDEX

Exhibit No.	Description
10.1*	Underwriting Agreement, dated as of September 19, 2012 between Ascent Solar Technologies, Inc. and Aegis Capital Corp.

31.1**	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed as exhibit 1.1 to the Company's Current Report on Form 8-K filed September 20, 2012.

**	Filed herewith.

***
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.