Form 10-K
period 2012-12-31
Ascent Solar Technologies, Inc.
filed 2013-03-14
CIK 1350102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
 ______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from             to
Commission File No. 001-32919
______________________________________________________
Ascent Solar Technologies, Inc.
(Exact name of registrant as specified in its charter)
 _______________________________________________________

Delaware	20-3672603
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12300 Grant Street, Thornton, CO	80241
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number including area code: 720-872-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value per share	The NASDAQ Global Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $21.4 million based upon the last reported sale price of the registrant’s common stock on that date as reported by NASDAQ.
As of February 28, 2013, there were 51,176,906 shares of our common stock issued and outstanding.

ASCENT SOLAR TECHNOLOGIES, INC.
Form 10-K Annual Report
for the Fiscal Year ended December 31, 2012

3

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
These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this Annual Report in the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Factors you should consider that could cause these differences are:

•	Our limited operating history and lack of profitability;

•	Our ability to secure equity or debt or other financing necessary to fund our operations and the acquisition of additional operating capacity;

•	Our ability to successfully design, manufacture and sell our newly introduced EnerPlex™ line of consumer products;

•	Our ability to meet our cost and performance metrics and to implement the production plan required to meet demand for our products;

•	Our ability to develop, internally and with partners, applications for our photovoltaic products;

•	Our ability to develop demand for, and sales of, our photovoltaic products;

•	Our ability to obtain necessary or desired patents and certifications for our photovoltaic modules;

•	Our ability to qualify and effectively operate production tools pursuant to our business plan and within budgeted amounts;

•	Our competitive position and that of our photovoltaic modules relative to others in the photovoltaic and thin film markets;

•	Our continued investment in research and development, and our ability to remain competitive through improvement of our existing technology and development of new technologies;

•	The extent to which we are able to manage the growth of our operations effectively, both domestically and abroad, whether directly owned or indirectly through licenses;

•	The supply, availability and price of equipment, components and raw materials, including the elements needed to produce our photovoltaic modules;

•	The emergence of disruptive or competing technologies in the energy industry;

•	The extent to which our interests align with or deviate from that of TFG Radiant Investment Group Ltd. and its affiliates (“TFG Radiant”), our largest stockholder;

•	Our ability to expand and protect the intellectual property portfolio that relates to our photovoltaic modules and processes;

•	Our ability to attract and retain key executives and employees;

•	The continual good standing of our license from ITN Energy Systems, Inc.;

•	Our ability to maintain the listing of our common stock on the Nasdaq Global or Capital Market;

4

•
The commencement or outcome of legal proceedings against us or by us, including ongoing ligation and proceedings relating to environmental matters or intellectual property rights; Foreign currency exchange fluctuations, political instability in certain foreign markets or the general state of geopolitical affairs; and

•	General economic and business conditions, and in particular, conditions specific to consumer electronics and the solar power industry.
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
References to “we,” “us,” “our,” “Ascent,” “Ascent Solar” or the “Company” in this Annual Report mean Ascent Solar Technologies, Inc.

5

PART I
Item 1. Business
Business Overview
We are a development stage company formed in October 2005 to commercialize flexible photovoltaic (“PV”) modules using proprietary technology. Our technology was initially developed at ITN Energy Systems, Inc. (“ITN”) beginning in 1994 and subsequently assigned and licensed to us. Our proprietary manufacturing process deposits multiple layers of materials, including a thin film of highly efficient copper-indium-gallium-diselenide (“CIGS”) semiconductor material, on a flexible, lightweight, plastic substrate using a roll-to-roll manufacturing process and then laser patterns the layers to create interconnected PV cells, or PV modules, in a process known as monolithic integration. We believe that our technology and manufacturing process, which results in a lighter, flexible module package, provides us with a unique market opportunity relative to both the crystalline silicon (“c-Si”) based PV manufacturers that currently lead the PV market, as well as other thin film PV manufacturers that use substrate materials such as glass, stainless steel or other metals that can be heavier and more rigid than plastics.
Currently, we are producing consumer oriented products focusing on charging devices powered by or enhanced by our solar modules. Products in these markets are priced based on the overall product value proposition as compared with directly competitive products or substitute products rather than on a cost per watt basis, typically used in commodity solar markets. We continue to develop new consumer products and we have adjusted our utilization of our equipment to meet our near term forecast sales.
We believe that our use of CIGS on a flexible, durable, lightweight, high tech plastic substrate will allow for unique and seamless integration of our PV modules into a variety of electronic products, building materials, defense, transportation and space applications, as well as other products and applications that may emerge. For markets that place a high premium on light weight, such as rooftop, defense, space, near space, and aeronautic markets, we believe our materials should provide attractive increases in power-to-weight ratio, and we believe that our materials have higher power-to-area ratios and voltage-to-area ratios than competing flexible PV thin film technologies. These metrics will be critical as we position ourselves to compete in commercial rooftop applications at the appropriate time in the future. We believe that our lightweight flexible technology is transformational in nature, and will provide us advantages in serving the building applied photovoltaic (“BAPV”) and building integrated photovoltaic (“BIPV”) markets in the future.
Product History
In March 2008, we demonstrated initial operating capacity (“IOC”) of our initial production line by initiating production trials as an end to end integrated process. Early IOC production trials resulted in average thin film device efficiencies of 9.5% and small area monolithically integrated module efficiencies of over 7.0%. During 2008 optimization trials resulted in thin film device efficiencies in the 9.5% to 11.5% range and corresponding module efficiencies in the 7.0% to 9.0% range. The test modules measured approximately 15 centimeters wide by 30 centimeters long. During the first quarter of 2009, we began limited production of monolithically integrated flexible CIGS modules in our initial production line. Our primary business model was based upon mass production of solar modules of varying lengths, sizes and configurations. We provided sample modules to potential customers and development partners in various industries to explore integration of our products into new applications.
In July 2009, we obtained independent verification by the U.S. Department of Energy’s National Renewable Energy Laboratory (“NREL”) that our modules measured 10.4% in conversion efficiency. The modules tested at NREL were approximately 15 centimeters wide by 30 centimeters long. In October 2009, NREL verified our achievement of a manufacturing milestone of 14.0% cell efficiency. We also announced a peak efficiency of 11.7% for CIGS modules. Later, in December 2010, we achieved 12.1% module efficiency on the same form factor.     In August 2009, we completed internal qualification testing of a flexible packaging solution which successfully passed the rigorous standard of one thousand (1,000) hours of damp heat testing (85% relative humidity and 85° C temperature) guideline set forth by International Electrotechnical Commission (“IEC”) 61646 standards for performance and long term reliability of thin film solar modules.
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

In 2010, we received an award from R&D Magazine and were included in their list of the 100 Most Innovative Technologies based on our process of monolithic integration on polyimide substrate. In 2011, Time Magazine selected us as one of the 50 Best Inventions of the year.
In 2012, we accelerated our transition to a business model focusing on developing PV integrated consumer electronics. In June we launched our new line of consumer products under the EnerPlex™ brand, and introduced our first product, the Surfr™, a solar assisted case and charger for the Apple® iPhone® 4/4S smart phone featuring our ultra light CIGS thin film technology. The charger incorporates our ultra light and thin solar module into a sleek, protective iPhone 4/4S case, along with a thin battery. The charger adds minimal weight and size to an iPhone smart phone, yet provides supplemental charging when needed. In August, we announced the launch of the second version of Surfr, a solar assisted charger for the Samsung® Galaxy S® III, which provides 85% additional battery life.
In December 2012, we launched the EnerPlex Kickr™ and EnerPlex Jumpr™ product series. The EnerPlex Kickr IV is an extremely portable, compact and durable solar charging device, approximately seven inches by seven inches when folded, and weighing only 316 grams, or less than half a pound. The Kickr IV provides 4.5 watt regulated power that can help charge phones, tablets, digital cameras, and other devices. The Kickr IV is ideal for outdoor activities such as camping, hiking and mountain climbing and daily city use. Complementing the Kickr IV is the Jumpr 4400 and the Jumpr 4800, rechargeable, portable battery packs providing from three to five complete charge cycles for a smart phone. Currently, we are working to develop the iPhone® 5 version of the Surfr solar assisted charger. Our consumer products are available to customers through third party distributors and retailers and through our website at www.EnerPlex.biz, our retail website. In 2013, we plan to continue our expansion of distribution channels in the US and worldwide.
We continue to design and manufacture PV integrated consumer electronics as well as portable power applications for commercial and military users. Due to the high durability of the monolithic integration employed by our technology, the capability to customize modules into different form factors and the industry leading light weight and flexibility provided by our modules, we feel that the potential applications for our products are numerous.
Commercialization and Manufacturing Strategy
We manufacture our products by affixing a thin CIGS layer to a flexible, plastic substrate using a large format, roll-to-roll process that permits us to fabricate our flexible PV modules in an integrated sequential operation. We use proprietary monolithic integration techniques that enable us to form complete PV modules with less or no costly back end assembly of inter cell connections. Traditional PV manufacturers assemble PV modules by bonding or soldering discrete PV cells together. This manufacturing step typically increases manufacturing costs and at times proves detrimental to the overall yield and reliability of the finished product. By reducing or eliminating this added step using our proprietary monolithic integration techniques, we believe that we can achieve cost savings in, and increase the reliability of, our PV modules. All tooling necessary for us to meet our near term production requirements is installed in our Thornton, Colorado plant. In 2012 we accelerated the change in strategy initiated in March 2011 when we revised our strategy to focus on applications for emerging and specialty markets, including off grid, military and defense and consumer oriented products. Long term, we believe that the BIPV/BAPV markets will evolve and become an attractive market.
On February 1, 2012, we announced the appointment of Victor Lee as President and Chief Executive Officer. Mr. Lee has served on our Board since November 2011. Mr. Lee is the managing director of Tertius Financial Group Pte Ltd, the joint venture partner with Radiant Group in TFG Radiant.
The addition of TFG Radiant as a major shareholder in August 2011 has significantly improved our capabilities on a number of fronts. TFG Radiant's domicile in China provides us access to high quality, low cost contract manufacturing in Asia through expansion of TFG Radiant existing relationships developed through many years of successful operation in China. Integrating these suppliers into our supply chain enables us to bring our products to market faster. TFG Radiant also provides a global product perspective that significantly improves the product design activities of our Thornton, Colorado designers as they collaborate with designers in Asia. We continue to integrate and improve the design-to-manufacture process where we manufacture modules in our US plant, ship them to Asia for completion into finished goods at low cost and then ship products to all markets we will serve.
We plan to continue the development of our current PV technology to increase module efficiency, improve our manufacturing tooling and process capabilities and reduce manufacturing costs. We also plan to continue to take advantage of research and development contracts to fund a portion of this development.
Advantages of CIGS on a Flexible Plastic Substrate
Thin film PV solutions differ based on the type of semiconductor material chosen to act as a sunlight absorbing layer, and also on the type of substrate on which the sunlight absorbing layer is affixed. We believe that we are the only company currently focused on commercial scale production of PV modules using CIGS on a flexible, plastic substrate with monolithic integration. We utilize CIGS as a semiconductor material because, at the laboratory level, it has a higher demonstrated cell conversion efficiency than amorphous silicon (“a-Si”) and cadmium telluride (“CdTe”). We also believe that CIGS offers other compelling advantages over both a-Si and CdTe, including:

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

•
CIGS versus CdTe:    Although CdTe modules have achieved conversion efficiencies that are generally comparable to CIGS in production, we believe that CdTe has never been successfully applied to a flexible substrate on a commercial scale. We believe that the use of CdTe on a rigid, transparent substrate, such as glass, makes CdTe unsuitable for a number of the applications. We also believe that CIGS can achieve higher conversion efficiencies than CdTe in production.

Our choice of substrate material further differentiates us from other thin film PV manufacturers. We believe that the use of a flexible, lightweight, insulating substrate that is easier to install provides clear advantages for our target markets such as where rigid substrates are unsuitable in many associated applications. We also believe that our use of a flexible, plastic substrate provides us significant cost advantages because it enables us to employ monolithic integration techniques on larger components that we believe are unavailable to manufacturers who use flexible, metal substrates. Accordingly, we are able to significantly reduce part count, thereby reducing the need for costly back end assembly of inter cell connections. As the only company, to our knowledge, focused on the commercial production of PV modules using CIGS on a flexible, plastic substrate with monolithic integration, we believe we have the opportunity to address the consumer electronics, defense, transportation, off grid, portable power, aerial and other markets with transformational high quality, value added product applications.
Competitive Strengths
We believe we possess a number of competitive strengths that provide us with an advantage over our competitors.

•
We are a pioneer in CIGS technology with a proprietary, flexible, lightweight, high efficiency PV thin film product that positions us to penetrate a wide range of attractive high value added markets such as consumer products, off grid, portable power, transportation, defense, aerial, BIPV/BAPV, and other markets. By applying CIGS to a flexible plastic substrate, we have developed a PV module that is efficient, lightweight and flexible, providing unique opportunities for integration into building material products, such as roofing membranes, shingles, siding and facades, metal and composite panels. Commercial rooftops alone are a major segment of the world solar market. The market for electronic components, such as electronic packages, casings, and accessories as well as defense portable power systems, transportation integrated applications and space and near-space solar power application solutions, also may prove to be a significant premium market. Relative to our thin film competitors, we believe that our advantage in thin film CIGS on plastic technology provides us with a superior product offering for these strategic market segments.

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

•
Our strategic relationship with TFG Radiant provides us with direct access to a potentially large customer base in the East Asia market, sophisticated low cost contract manufacturing suppliers and consumer product design capability. TFG Radiant is a joint venture of Radiant Group, a Chinese conglomerate in construction and real estate, and Tertius Financial Group, a private investment firm based in Singapore. The Radiant Group, with more than 3,000 personnel, operates various businesses across China, Indonesia, Singapore and Malaysia, including metal roofing and facades, import/export trading, real estate investment, project management and consultation, new energy development, manufacturing and distribution and gold mining.

•
Our proven research and development capabilities position us to continue the development of next generation PV modules and technologies. Our ability to produce CIGS based PV modules on a flexible plastic substrate is the result of a concerted research and development effort that began more than seventeen years ago. We continue to pursue research and development in an effort to drive efficiency improvements in our current PV modules and to work toward next generation technologies and additional applications.

•
Our manufacturing process can be differentiated into two distinct functions, a front end module manufacturing process and a back end packaging process. Our ability to produce finished unpackaged rolls of CIGS material for shipment worldwide to customers for encapsulation and integration into various products enhances our ability to work with partners internationally.

Markets and Marketing Strategy
In the past year, we shifted our strategic focus away from rooftop applications to consumer and specialty solar markets. This new strategy enables us to fully leverage the unique advantages of our technology including flexibility, toughness and attractive power to weight and power to area performance. It furthermore enables us to offer unique, differentiated solutions in large markets with less competition, and more attractive pricing. In 2012, we launched our EnerPlex line of personal and portable solar solutions and accessories. This represented a significant paradigm shift for us and moved us into the realm of supplying complete consumer product solutions as opposed to strictly commercial solar modules. We also remain focused on specialty applications which can fully leverage the unique properties of our award winning CIGS technology. These include aerospace, military and transportation applications. Our marketing efforts in 2013 will be primarily focused on expanding consumer awareness of our EnerPlex brand. The EnerPlex brand presently includes solar and battery integrated smartphone cases (EnerPlex Surfr), portable outdoor foldable solar chargers (EnerPlex Kickr) and complimentary accessories such as rechargeable batteries (EnerPlex Jumpr). These products serve a variety of consumers requiring clean and practical, range extending power solutions for electronic devices either indoors or outdoors. Target consumers include frequent travelers, students, business professionals and those spending extended time outdoors away from the power grid (hunters, campers, park rangers, mining, constructions, etc.). In addition, we are focused on expanding the EnerPlex product line significantly in 2013.
Our EnerPlex sales strategy includes selling directly to large retailers as well as a global set of wholesalers and distributors. We are establishing key distributor relationships throughout the world, by territory, typically on a non exclusive basis. In 2012, we established our e-commerce presence through www.EnerPlex.biz, where our retail customers can purchase our EnerPlex products and have them delivered directly. Our products are also available on www.amazon.com. We believe this multi-faceted strategy will enable us to make our EnerPlex brand immediately available to large numbers of consumers. In 2013, we plan to continue our expansion of distribution channels in the US and worldwide.
In the specialty markets segment, our modules can provide lightweight, high performance, durable power solutions for commercial transportation, automotive, aerospace, military and durable off grid solutions. In this segment, our marketing efforts will continue to focus on the formation of strategic relationships with key partners, including original equipment manufacturers (“OEMs”), system integrators, resellers and distributors. Our goal is to leverage our unique, transformational technology to enable power generation for a wide variety of applications within these markets.
The military market has a unique set of requirements that we feel are well suited to our products. When integrated with fabric to form re-deployable arrays, our highly efficient, rugged, lightweight modules may allow soldiers to minimize battery loads, reduce the use of conventional fuels, and increase safety through the streamlining of fuel transport operations. We are also working to expand our foldable line of outdoor solar chargers which are well suited for individual soldier or platoon power needs. Our modules can also provide a reliable source of renewable power in remote areas, regardless of local infrastructure. We will continue to reach the military market primarily through partnerships with top systems providers. Transportation integrated PV, or integration of our flexible solar modules with vehicles such as commercial trucks, buses, trains and passenger cars, is another market segment that represents a significant opportunity. Due to their flexible form and durable, lightweight properties, our modules can be fitted to the exterior of various vehicles to provide supplemental power without significantly affecting the aerodynamics, weight and aesthetics of the vehicle. We are currently working with multiple integrators and OEMs to develop effective value added solutions for this market.
In addition, an opportunity may exist for the integration of space, near space, and aeronautic applications with flexible solar modules. Customers in this market have historically required a high level of durability and conversion efficiency from solar module suppliers, and we believe that our products are aligned to compete in this premium market. We expect opportunities in this segment to develop gradually due to customers' extensive development, testing and evaluation processes.

We continue to supply our strategic partners with PV modules to support our partners' development, testing and certification of new integrated PV products, including product testing by several branches of the U.S. military. We believe that our high power density, high quality flexible solar modules enable new applications for solar power. By creating mutually beneficial partnerships and strategically penetrating the markets discussed above, we plan to transform the landscape of solar power generation with truly innovative end products.
Competition

We have shifted our strategic focus away from rooftop applications to consumer and specialty solar markets. We believe our thin film, monolithically integrated CIGS technology enables us to deliver sleek, lightweight, tough, high performance solutions to serve these markets as competitors from other thin film and c-Si companies emerge. The landscape of thin film manufacturers encompasses a broad mix of technology platforms at various stages of development, and consists of a number of medium and small companies. In 2011 and 2012, the landscape changed significantly amid PV industry consolidation and rationalization. Companies currently developing or selling CIGS-based PV modules include Avancis GmbH & Co. KG, Flisom AG, Global Solar Energy, Inc., HelioVolt Corporation, MiaSole, Nanosolar, Inc., Nuvosun, Inc., Odersun AG, Solibro GmbH, Solarion AG, Solar Frontier, SoloPower, Inc., and Stion. A number of manufacturers that traditionally have manufactured and sold c-Si-based modules have entered, or in the future may enter, the market for thin film PV modules, and potentially, CIGS-based PV modules. These efforts have been initiated both through internal development and through acquisition of companies or the purchase of turnkey solutions offered by PV equipment providers.

The market for traditional, grid connected PV products is dominated by large manufacturers of c-Si technology, although thin film technology on glass has begun to emerge among the major players. In 2011, the five largest of these manufacturers included: Suntech Power Holdings Co., Ltd. (China), First Solar (US), JA Solar Holdings Co., Ltd. (China), Yingli Green Energy Holding Co. Ltd. (China), and Trina Solar (China). We anticipate that while these leaders may continue to dominate the market with their silicon based products, thin film manufacturers will likely capture an increasingly larger share of the market, as is evident from the success of First Solar (CdTe) and Solar Frontier (CIGS) both among the top 20 producers worldwide. In 2011, crystalline silicon PV technology represented approximately 88% of global market share, a slight increase over 2010 at 86%, with the balance captured by thin film.

We believe that our modules offer unique advantages. Their flexible form factor and high power density enable use on weight constrained or architecturally complex rooftops that may be unsuitable for glass based modules. Product design agility and customer focused development both yield modules that could be integrated into virtually any product to create a source of renewable energy. Whether compared to glass based or flexible modules, our products offer competitive advantages making them unique in comparison to competing products.

We define the consumer and portable power space as comprising solar powered solutions in the sub-watt range (i.e. smartphone solar chargers) all the way up the several hundred watts of power (i.e., outdoor solar chargers for camping, military platoons or outdoor work). Competitors in the consumer products space include companies that design and distribute solar charging solutions but outsource manufacturing. These include Goal Zero, Voltaic, A-Solar, Solio, PowerTraveller, Solar Components and RDK Products. Mono or polycrystalline solar technologies are common in these products. Other competitors in this segment include thin-film solar manufacturers who provide a complete product under their company name or brand. These companies include Global Solar Energy (Sunlinq brand), PowerFilm, Trony and more recently Alta Devices. We believe our differentiated technology lends itself to delivering competitive solutions in this emerging market for personal and portable solar charging solutions. The overall market for such products is large and growing. We believe our products serve this and other large markets for personal and portable solar chargers.

In addition to the markets mentioned above, an opportunity may exist for the integration of space, near space, and aeronautic vehicles with flexible solar modules. Customers in this market have historically required a high level of durability, conversion efficiency, and light weight from solar module suppliers, and we believe that our products are aligned to compete in this premium market. We expect opportunities in this segment to develop gradually over time considering the extensive development, testing and evaluation processes required by customers.
Research and Development and Intellectual Property
We intend to continue to invest in research and development in order to provide near term improvements to our manufacturing process and products, as well as to identify next generation technologies relevant to both our existing and potential new markets. During 2012, 2011 and 2010 we incurred approximately $20.7 million, $24.1 million and $24.4 million, respectively, in research and development costs.

Our technology was initially developed at ITN beginning in 1994. In early 2006, ITN assigned to us certain CIGS PV-specific technologies, and granted to us a perpetual, exclusive, royalty free, worldwide license to use these technologies in connection with the manufacture, development, marketing and commercialization of CIGS PV to produce solar power. In addition, certain of ITN’s existing and future proprietary process and control technologies, although non specific to CIGS PV, were assigned to us. ITN retained the right to conduct research and development activities in connection with PV materials, and we agreed to grant a license back to ITN of improvements to the licensed technologies and intellectual property that are outside of the CIGS PV field.
We protect our intellectual property through a combination of trade secrets and patent protections. We own the following patents and published patent applications:

1.	“Apparatus and Method of Production of Thin-Film Photovoltaic Modules” (US Patent No. 7,271,333) (issued September 18, 2007)

2.	“Flexible Photovoltaic Array With Integrated Wiring And Control Circuitry, And Associated Methods” (US Patent No. 7,812,247) (issued October 12, 2010) (co-owned with PermaCity Corporation)

3.	“Machine and Process for Sequential Multi-Sublayer Deposition of Copper Indium Gallium Diselenide Compound Semiconductors” (US Patent No. 8,021,905) (issued September 20, 2011)

4.	“Systems and Processes for Bifacial Collection and Tandem Junctions Using a Thin film Photovoltaic Device” (US 8,124,870) (issued February 28, 2012)

5.	“Reinforcing Structures for Thin film Photovoltaic Device Substrates, and Associated Methods” (US 8,207,442) (issued June 26, 2012)

6.	“Flexible High-Voltage Adaptable Current Photovoltaic Modules and Associated Methods” (US 11/877,632) (filed October 23, 2007) (co-owned with PermaCity Corporation)

7.
"Flexible Photovoltaic Array with Integrated Wiring and Control Circuitry, and Associated Methods" (12/901,963) (filed October 11, 2010) (co-owned with PermaCity Corporation) “Array of Monolithically Integrated ThinFilm Photovoltaic Cells and Associated Methods” (US 12/143,713) (filed June 20, 2008)

8.	“Hybrid Multi-Junction Photovoltaic Cells and Associated Methods” (12/174,626) (filed July 16, 2008)

9.	“Apparatus and Method for Hybrid Photovoltaic Device Having Multiple, Stacked, Heterogeneous Semiconductor Junctions” (US 12/967,005) (filed December 13, 2010)

10.	“Cd-Free, Oxide Buffer Layers for Thin Film CIGS Solar Cells By Chemical Solution Deposition Methods” (US 13/227,935) (filed September 8, 2011)

11.	“Cd-Free, Oxide Buffer Layers for Thin Film CIGS Solar Cells by Chemical Solution Deposition Methods” (PCT/ US2011/050811) (filed September 8, 2011)

12.	“Apparatus and Method for Hybrid Photovoltaic Device Having Multiple, Stacked, Heterogeneous, Semiconductor Junctions” (PCT/US2011/064697) (filed December 13, 2011)

13.	“Multilayer Thin Film Back Contact System for Flexible Photovoltaic Devices on Polymer Substrates” (PCT/US2012/050398) (filed August 8, 2012)

14.	“Systems and Processes for Bifacial Collection and Tandem Junctions Using a Thin film Photovoltaic Device” (US 13/406,376) (filed February 27, 2012)
In addition, we have eight unpublished pending patent applications in related areas, six of which were filed in 2012.
In order to protect our branding of the EnerPlex™ mark and design, as well as various slogans and product family names, we have the following US trademark applications that have been filed and published. For each of these filed and published applications, we have received Notice of Allowance from the US Patent and Trademark Office:
1. EnerPlex™ (mark and design) - (85/638,696)
2. “Transforming Everyday Life™” - (85/708,195)

In addition, we have five other unpublished US trademark applications, and have filed the trade name EnerPlex™ in 21 countries, and “Transforming Everyday Life™” in 8 countries to date.
Suppliers
We rely on several unaffiliated companies to supply certain raw materials used during the fabrication of our PV modules and PV integrated electronics. We acquire these materials on a purchase order basis and do not have long term purchase quantity commitments with the suppliers, although we may enter into such contracts in the future. We currently acquire all of our high temperature plastic from one supplier, although alternative suppliers of similar materials exist. We purchase component molybdenum, copper, indium, gallium, selenium and indium tin oxides from a variety of suppliers. We also currently are in the process of identifying and negotiating arrangements with alternative suppliers of materials in the United States and Asia.
The manufacturing equipment and tools used in our production process have been purchased from various suppliers in Europe, the United States and Asia. Although we have had good relations with our existing equipment and tools suppliers, we monitor and explore opportunities for developing alternative sources to drive our manufacturing costs down.
Employees
As of December 31, 2012, we had 94 full time employees.
Company History
We were formed in October 2005 from the separation by ITN of its Advanced Photovoltaic Division and all of that division’s key personnel and core technologies. ITN, a private company incorporated in 1994, is an incubator dedicated to the development of thin film, PV, battery, fuel cell and nano technologies. Through its work on research and development contracts for private and government entities, ITN developed proprietary processing and manufacturing know-how applicable to PV products generally, and to CIGS PV products in particular. Our company was established by ITN to commercialize its investment in CIGS PV technologies. In January 2006, ITN assigned to us all its CIGS PV technologies and trade secrets and granted to us a perpetual, exclusive, royalty free worldwide license to use certain of ITN’s proprietary process, control and design technologies in the production of CIGS PV modules. Upon receipt of the necessary government approvals in January 2007, ITN assigned government funded research and development contracts to us and also transferred the key personnel working on the contracts to us.
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
Risks Relating to Our Business
We have a limited history of operations, have not generated significant revenue from operations and have had limited sales of our products.
We have a limited operating history and have generated limited revenue from operations. Currently we are producing consumer oriented products in quantities necessary to meet current demand. Under our current business plan, we expect losses to continue until annual revenues and gross margins reach a high enough level to cover operating expenses. We plan to continue manufacturing at our current facilities and we are leveraging contract manufacturers in Asia for components and for final assembly of finished goods. Our ability to achieve our business, commercialization and expansion objectives will depend on a number of factors, including whether:

•	we can generate customer acceptance of and demand for our products;

•	we successfully ramp up commercial production on the equipment installed;
•our products are successfully and timely certified for use in our target markets;

•	we successfully operate production tools to achieve the efficiencies, throughput and yield necessary to reach our cost targets;
•the products we design are saleable at a price sufficient to generate profits;

•	our strategic alliance with TFG Radiant results in the design, manufacture and sale of sufficient products to achieve profitability;

•	we raise sufficient capital to enable us to reach a level of sales sufficient to achieve profitability on terms favorable to us;

•	we are able to be successful in designing, manufacturing, marketing, distributing and selling our newly introduced line of consumer oriented products;
•we effectively manage the planned ramp up of our operations;

•	we successfully develop and maintain strategic relationships with key partners, including OEMs, system integrators and distributors, who deal directly with end users in our target markets;

•	our ability to maintain the listing of our common stock on the NASDAQ Global Market or Capital Market;

•	our ability to achieve projected operational performance and cost metrics;

•	our ability to enter into commercially viable licensing, joint venture, or other commercial arrangements; and

•	availability of raw materials.
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
We incurred a net loss of $28.8 million for the year ended December 31, 2012 and reported an accumulated deficit of $211.8 million as of December 31, 2012. We expect to incur net losses in the near term. Our ability to achieve profitability depends on a number of factors, including market acceptance of our consumer oriented products at competitive prices. If we are unable to generate sufficient revenue to achieve profitability and positive cash flows, we may be unable to satisfy our commitments and may have to discontinue operations.
Our newly introduced EnerPlex line of consumer oriented products exposes us to many new risks and uncertainties.

Following the appointment of our new President and CEO in February 2012, we repositioned our business model with an immediate focus into developing downstream consumer products. In 2012 we launched our new EnerPlex brand line of consumer products, and introduced the first product under the EnerPlex brand with a solar assisted mobile phone charger incorporating our CIGS PV thin film technology. This new line of consumer oriented products exposes us to many risks and uncertainties that are new to our business.
We have extremely limited experience in the design, manufacture, marketing, distribution and sale of consumer oriented products. Our ability to be successful with our newly introduced line of consumer oriented products will depend on a number of factors, including whether:

•	we can achieve and maintain customer acceptance of our new consumer oriented products;

•
we can rapidly develop and successfully introduce large numbers of new consumer oriented products in response to changing consumer preferences, the introduction of new consumer electronics products (such as new mobile phone models) that our EnerPlex products are designed to integrate with, and the introduction of new products by competing manufacturers;

•
we can maintain an adequate level of product quality over multiple consumer oriented products which must be designed, manufactured and introduced rapidly to keep pace with changing consumer preferences and competitive factors;

•	we can successfully manage our third party contract manufacturers located outside the U.S. on whom we are heavily dependent for the production of our consumer oriented products;

•
we can successfully distribute our consumer oriented products through distributors, wholesalers, internet retailers and brick and mortar retailers (many of whom distribute products from competing manufacturers) on whom we are heavily dependent; and

•
we can successfully manage the substantial inventory and other asset risks associated with the manufacture and sale of consumer electronic products, given the rapid and unpredictable pace of product obsolescence in such consumer markets.

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
Failure to expand our manufacturing capability successfully at our facilities or through our strategic alliances would adversely impact our ability to sell our products into our target markets and would materially and adversely affect our business, results of operations and financial condition.
Our growth plan calls for production and operation at our facility and at contract manufacturers in Asia. Successful operations will require substantial engineering and manufacturing resources and is subject to significant risks, including risks of cost overruns and delays, risks that we may not be able to successfully operate. Furthermore, we may never be able to operate our production processes in high volume or at the volumes projected, make planned process and equipment improvements, attain projected manufacturing yields or desired annual capacity, obtain timely delivery of components, or hire and train the additional employees and management needed to scale our operations. Failure to meet these objectives on time and within our planned budget could materially and adversely affect our business, results of operations and financial condition.
We may be unable to manage the expansion of our operations and strategic alliances effectively.
We will need to significantly expand our operations and form beneficial strategic alliances in order to reduce manufacturing costs through economies of scale and partnerships, secure contracts of commercially material amounts with reputable customers and capture a meaningful share of our target markets. To manage the expansion of our operations and alliances, we will be required to improve our operational and financial systems, oversight, procedures and controls and expand, train and manage our growing employee base. Our management team will also be required to maintain and cultivate our relationships with partners, customers, suppliers and other third parties and attract new partners, customers and suppliers. In addition, our current and planned operations, personnel, facility size and configuration, systems and internal procedures and controls, even when augmented through strategic alliances, might be inadequate or insufficient to support our future growth. If we cannot manage our growth effectively, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures, resulting in a material and adverse effect to our business, results of operations and financial condition.
We depend on a limited number of third party suppliers for key raw materials, and their failure to perform could cause manufacturing delays and impair our ability to deliver PV modules to customers in the required quality and quantity and at a price that is profitable to us.
Our failure to obtain raw materials and components that meet our quality, quantity and cost requirements in a timely manner could interrupt or impair our ability to manufacture our products or increase our manufacturing cost. Most of our key raw materials are either sole sourced or sourced by a limited number of third party suppliers. As a result, the failure of any of our suppliers to perform could disrupt our supply chain and impair our operations. Many of our suppliers are small companies that may be unable to supply our increasing demand for raw materials as we implement our planned expansion. We may be unable to identify new suppliers in a timely manner or on commercially reasonable terms. Raw materials from new suppliers may also be less suited for our technology and yield PV modules with lower conversion efficiencies, higher failure rates and higher rates of degradation than PV modules manufactured with the raw materials from our current suppliers.
Our planned production ramp up and continuing operations will require additional capital which we may not be able to obtain on favorable terms, if at all or without dilution to our stockholders.
Our planned production ramp up and continuing operations will require additional capital. We currently are unable to determine what forms of financing, if any, will be available to us. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we raise additional funds through debt financing, which may involve restrictive covenants, our ability to operate our business may be restricted. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products, expand capacity or otherwise respond to competitive pressures could be significantly limited, and our business, results of operations and financial condition could be materially and adversely affected.
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
We currently have certified a limited number of BIPV/BAPV PV modules and have recorded limited sales of such products; further, we expect that significant BIPV/BAPV module sales will not occur for some time.
In 2010, an independent laboratory certified a certain one of our prototype products under the IEC 61646 standards. The successful conclusion of this testing established the viability of a flexible packaging solution that will endure over a long period of time. Certain BIPV/BAPV applications require certification as a prerequisite to sales of the product. Obstacles in achieving these certifications could negatively impact our revenue or profitability. In addition, as we develop new products and product families, new certifications will be required. Delays in obtaining these certifications could have a negative impact on our financial results. We expect that it will be some time before we can determine whether our expectations relating to our products and their acceptance into BIPV/BAPV markets and the profitability of selling into those markets are confirmed. Further, because we will be required to invest substantial resources in pursuing BIPV/BAPV markets in advance of any major revenue stream that may result from such investments, an unanticipated or longer than expected delay of revenue ramp up could put a strain on our resources, adversely affecting our business, results of operations and financial condition, and could require us to seek additional capital.
If we are unable to find technologically satisfactory and economically viable packaging solutions for BIPV/BAPV products for use in target applications or markets, our business and results of operations may be materially and adversely affected.
In order to be used for a particular application or in a particular market, our PV modules must be packaged in a way that satisfies the environmental and usage demands or certification requirements of the application or market. The BIPV/BAPV market typically requires certain independent certifications, and a demonstration that the product can survive designated adverse weather and other environmental conditions for an anticipated lifecycle of twenty to twenty-five years. We have several types of packaging that are in various states of testing, but until such time as cost effective and technologically satisfactory solutions have been demonstrated over a period of time, our sales and revenue into those affected markets may be materially limited or negatively affected.
Our products may never gain sufficient market acceptance, in which case we would be unable to sell our products or achieve profitability.
Demand for our products may never develop sufficiently, and our products may never gain market acceptance, if we fail to produce products that compare favorably against competing products on the basis of cost, quality, weight, efficiency and performance. Demand for our products also will depend on our ability to develop and maintain successful relationships with key partners, including distributors, retailers, OEMs, system integrators and value added resellers. If our products fail to gain market acceptance as quickly as we envision or at all, our business, results of operations and financial condition could be materially and adversely affected.
We are targeting emerging markets for a significant portion of our planned product sales. These markets are new and may not develop as rapidly as we expect, or may not develop at all.
Our target markets include consumer electronics, defense and portable power, transportation, space and near space and BIPV/BAPV. Although certain areas of these markets have started to develop, we believe they are in their infancy. We believe these markets have significant long term potential, however, some or all of these markets may not develop and emerge as we expect. If the markets do develop as expected, there may be other products that could provide a superior product or a comparable product at lower prices than our products. If these markets do not develop as we expect, or if competitors are better able to capitalize on these markets our revenues and product margins may be negatively affected.
Failure to consummate strategic relationships with key partners in our various target market segments, such as consumer electronics, defense and portable power, transportation, space and near space and BIPV/BAPV, and the respective implementations of the right strategic partnerships to enter these various specified markets, could adversely affect our projected sales, growth and revenues.
We intend to sell thin film PV modules for use in consumer electronics, defense and portable power systems, transportation, space and near space solar panel applications and BIPV/BAPV. Our marketing and distribution strategy is to form strategic relationships with distributors and value added resellers to provide a foothold in these target markets. If we are unable to successfully establish working relationships with such market participants or if, due to cost, technical or other factors, our products prove unsuitable for use in such applications; our projected revenues and operating results could be adversely affected.

If sufficient demand for PV solutions does not develop or takes longer to develop than we anticipate, we may be unable to grow our business, generate sufficient revenue to attain profitability or continue operations.
The solar energy industry is at a relatively early stage of development, and the extent to which PV modules, including our own, will be widely adopted is uncertain. If PV technology proves unsuitable for widespread adoption or if demand for PV modules fails to develop sufficiently, we may be unable to grow our business, generate sufficient sales to attain profitability or continue operations. Many factors, many of which are outside of our control, may affect the viability of widespread adoption of PV technology and demand for PV modules.
We face intense competition from other manufacturers of thin film PV modules and other companies in the solar energy industry.
The solar energy and renewable energy industries are both highly competitive and continually evolving as participants strive to distinguish themselves within their markets and compete with the larger electric power industry. We believe that our main sources of competition are other thin film PV manufacturers and companies developing other solar solutions, such as solar thermal and concentrated PV technologies.
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
If our products fail to perform as expected while under warranty, or if we are unable to support the warranties, sales of our products may be adversely affected or our costs may increase, and our business, results of operations and financial condition could be materially and adversely affected.

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
TFG Radiant currently owns approximately 31% of our common stock. In addition, should TFG Radiant exercise its option to acquire more shares of common stock, we expect that it would hold over 42% of our voting stock. As a result of its large holding of our shares, TFG Radiant may have the ability to prevent any transaction that requires the approval of stockholders regardless of whether other stockholders believe that any such transaction is in their own best interests, with the exception of certain agreements TFG Radiant has made pursuant to the Amended and Restated Stockholders Agreement. TFG Radiant also has certain registration rights that could impact shareholders. Additionally, TFG Radiant currently holds two seats on our Board of Directors, which affords TFG Radiant greater control and influence over matters affecting our business.

In addition, on February 1, 2012, Mr. Victor Lee was appointed by our Board as our President and Chief Executive Officer. Mr. Lee is the managing director of Tertius Financial Group Pte Ltd, the joint venture partner with Radiant Group in TFG Radiant.
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
We also rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we require our employees, consultants and advisors to execute proprietary information and invention assignment agreements when they begin working for us. We cannot assure you that these agreements will provide meaningful protection of our trade secrets, know how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of any such trade secrets, know how or other proprietary information. Despite our efforts to protect this information, unauthorized parties may attempt to obtain and use information that we regard as proprietary. If we are unable to maintain the proprietary nature of our technologies, we could be materially adversely affected.
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
If third parties claim that we are infringing or misappropriating their intellectual property rights, we could be prohibited from selling our PV products, be required to obtain licenses from third parties or be forced to develop non-infringing alternatives, and we could be subject to substantial monetary damages and injunctive relief.
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
Our PV modules contain limited amounts of cadmium sulfide, which is regulated as a hazardous material due to the adverse health effects that may arise from human exposure, and is banned in certain countries. We cannot assure you that human or environmental exposure to cadmium sulfide used in our PV modules will not occur. Any such exposure could result in third party claims against us, damage to our reputation and heightened regulatory scrutiny of our PV modules. Future regulation relating to the use of cadmium in various products could force us to seek regulatory exemptions or impact the manufacture and sale of our PV modules and could require us to incur unforeseen environmental related costs. The occurrence of future events such as these could limit our ability to sell and distribute our PV modules, and could have a material adverse effect on our business, results of operations and financial condition.
Environmental obligations and liabilities could have a substantial negative impact on our financial condition, cash flows and profitability.
We are subject to a variety of federal, state, local and foreign laws and regulations relating to the protection of the environment, including those governing the use, handling, generation, processing, storage, transportation and disposal of, or human exposure to, hazardous and toxic materials (such as the cadmium used in our products), the discharge of pollutants into the air and water, and occupational health and safety. We are also subject to environmental laws which allow regulatory authorities to compel, or seek reimbursement for, cleanup of environmental contamination at sites now or formerly owned or operated by us and at facilities where our waste is or has been disposed. We may incur significant costs and capital expenditures in complying with these laws and regulations. In addition, violations of, or liabilities under, environmental laws or permits may result in restrictions being imposed on our operating activities or in our being subjected to substantial fines, penalties, criminal proceedings, third party property damage or personal injury claims, cleanup costs or other costs. Also, future developments such as more aggressive enforcement policies, the implementation of new, more stringent laws and regulations, or the discovery of presently unknown environmental conditions or non compliance may require expenditures that could have a material adverse effect on our business, results of operations and financial condition. Further, greenhouse gas emissions have increasingly become the subject of international, national, state and local attention. Although future regulations could potentially lead to an increased use of alternative energy, there can be no guarantee that such future regulations will encourage solar technology. Given our limited history of operations, it is difficult to predict future environmental expenses.
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

•	inability to obtain, maintain or enforce intellectual property rights;

•	risk of nationalization;

•	changes in general economic and political conditions in the countries in which we may operate, including changes in the government incentives we might rely on;

•	unexpected adverse changes in foreign laws or regulatory requirements, including those with respect to environmental protection, export duties and quotas;

•	difficulty with staffing and managing widespread operations;

•	trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could increase the prices of our products and make us less competitive in some countries; and

•	difficulty of and costs relating to compliance with the different commercial and legal requirements of the international markets in which we plan to offer and sell our PV products.
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
Existing regulations and policies and changes to these regulations and policies may present technical, regulatory and economic barriers to the purchase and use of PV products, which may significantly reduce demand for our PV products.
The market for electricity generation products is heavily influenced by foreign, U.S., state and local government regulations and policies concerning the electric utility industry, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer owned electricity generation. In the United States and in a number of other countries, these regulations and policies have been modified in the past and may be modified again in the future. These regulations and policies could deter end user purchases of PV products and investment in the research and development of PV technology. For example, without a mandated regulatory exception for PV systems, utility customers are often charged interconnection or standby fees for putting distributed power generation on the electric utility grid. These fees could increase the cost to our end users of using PV systems and make them less desirable, thereby harming our business, prospects, results of operations and financial condition. In addition, electricity generated by PV systems mostly competes with expensive peak hour electricity, rather than the less expensive average price of electricity. Modifications to the peak hour pricing policies of utilities, such as to a flat rate, would require PV systems to achieve lower prices in order to compete with the price of electricity from other sources.
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
Our common stock is currently traded on the NASDAQ Global Market. The trading price of our common stock from time to time has fluctuated widely and may be subject to similar volatility in the future. For example, in the calendar year ended December 31, 2012, our common stock traded as low as $0.42 and as high as $1.94, and in 2011, traded as low as $0.36 and as high as $3.95. The trading price of our common stock in the future may be affected by a number of factors, including events described in these “Risk Factors.” In recent years, broad stock market indices, in general, and smaller capitalization and PV companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have a negative effect on the market price of our common stock regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources, and could have a material adverse effect on our financial condition.

We are not currently in compliance with the minimum bid price rule of the NASDAQ Global Market and a delisting could limit the liquidity of our stock, increase its volatility and hinder our ability to raise capital.

Under the rules of the NASDAQ Global Market, listed companies are required to maintain a share bid price of at least $1.00 per share and if the closing share bid price stays below $1.00 for a period of 30 consecutive business days, then the listed company would have a cure period of at least 180 days for the purpose of regaining compliance with the $1.00 per share bid price minimum. As reported in our Current Report on Form 8-K filed on December 7, 2012, we received notice from the NASDAQ Global Market that we were not in compliance with the minimum bid price rule. If our share price does not sustain an increase sufficient for us to re-gain compliance during the relevant cure period ending on June 3, 2013 we may be subject to de-listing procedures. We are considering various options that will enable us to avoid de-listing should the cure period expire, including a transfer to the NASDAQ Capital Market in order to extend the time that we have to regain compliance, or by effecting a reverse stock split in order to increase our share price above the required $1.00 bid price.

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

Future sales or the potential for future sales of our securities may cause the trading price of our common stock to decline and could impair our ability to raise capital through subsequent equity offerings.
Sales of a substantial number of shares of our common stock or other securities in the public markets, or the perception that these sales may occur, could cause the market price of our common stock or other securities to decline and could materially impair our ability to raise capital through the sale of additional securities.
Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.
Provisions in our Certificate of Incorporation and Bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, or for a change in the composition of our Board of Directors (our “Board”) or management to occur, even if doing so would benefit our stockholders. These provisions include:

•	authorizing the issuance of “blank check” preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;

•	dividing our Board into three classes;

•	limiting the removal of directors by the stockholders; and

•	limiting the ability of stockholders to call a special meeting of stockholders.

In addition, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with an interested stockholder for a period of three years following the date on which the stockholder became an interested stockholder, unless such transactions are approved by our Board. This provision could have the effect of delaying or preventing a change of control, whether or not it is desired by or beneficial to our stockholders.
TFG Radiant, our largest stockholder, is exempt from the general prohibitions of Section 203 because the transaction by which it became an interested stockholder was approved by our Board. Because TFG Radiant has two representatives on our Board, it is less likely that a third party could become an interested stockholder without the consent of TFG Radiant.

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

We have paid Jefferies the fees we believe are owed under the Fee Agreement, which are a $100,000 retainer and approximately $49,000 of out-of-pocket expenses. The discovery process in the case is underway. Jefferies' motion for summary judgment has been denied. A trial date has not been set. We believe that the Financing is not a covered transaction under the Fee Agreement and, accordingly, that the Lawsuit is without merit. We intend to vigorously defend the Lawsuit.

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
Price Range of Common Stock

	High	Low
Fiscal 2011
First Quarter	$3.95	$2.50
Second Quarter	$2.50	$0.92
Third Quarter	$1.50	$0.60
Fourth Quarter	$0.90	$0.36
Fiscal 2012
First Quarter	$1.06	$0.42
Second Quarter	$0.88	$0.53
Third Quarter	$1.94	$0.79
Fourth Quarter	$1.09	$0.62
Holders
As of December 31, 2012, the number of record holders of our common stock was 27, and there were no holders of preferred stock. The vast majority of our publicly traded shares of common stock are held in street name, and we believe that the number of beneficial owners of our common stock was approximately 9,500 as of December 31, 2012.
Dividends

The holders of common stock are entitled to receive such dividends as may be declared by our Board of Directors. During the years ended December 31, 2012 and 2011, we did not pay any dividends, and we do not expect to declare or pay any dividends in the foreseeable future. Payment of future dividends will be within the discretion of our Board of Directors and will depend on, among other factors, our retained earnings, capital requirements, and operating and financial condition.
Stock Performance Graph
The following graph compares the cumulative five-year return provided shareholders on Ascent Solar Technologies, Inc. Common Stock relative to the cumulative total returns of the Russell 2000 Index (market index that tracks small cap companies) and the First Trust NASDAQ Clean Edge Green Energy U.S. Index (industry index covering five major sub-sectors; Renewable Electricity Generation, Renewable Fuels, Energy Storage & Conversion, Energy Intelligence and Advanced Energy-Related Materials).

Comparison of 5 Year Cumulative Total Return Assumes Initial Investment of $100

Investment Dollar Value
140
120
100
80
60
40
20
0
2007
2008
2009
2010
2011
2012
Ascent Solar Technologies, Inc.
Russell 2000 Index
First Trust Nasdaq Clean Edge Green Energy Index

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Ascent Solar	$100.00	$15.12	$21.32	$13.52	$1.57	$2.49
Russell 2000	$100.00	$65.20	$81.64	$102.30	$96.72	$110.88
NASDAQ Clean Edge Green Energy*	$100.00	$34.21	$48.70	$49.76	$29.06	$28.15
 Assumptions:

•	The graph covers the period from December 31, 2007 through December 31, 2012, the last trading day of our most recently completed fiscal year.

•
The graph assumes that $100 was invested in our common stock on December 31, 2007 at the closing price on that date of $24.86 per share, and in the Russell 2000 Index and the NASDAQ Clean Edge Energy Index, and that all dividends, if any, were reinvested. No cash dividends have been declared or paid on our common stock.

•	Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.
Item 6. Selected Financial Data
The following tables include selected financial data for each of our last five fiscal years. The statement of operations data for the years ended December 31, 2012, 2011 and 2010 and balance sheet data as of December 31, 2012 and 2011 have been derived from the audited financial statements appearing elsewhere in this report. The statement of operations data for the years ended December 31, 2009 and 2008 and the balance sheet data as of December 31, 2010, 2009 and 2008 have been derived from our audited financial statements appearing in our previous reports filed with the SEC. This data should be read in conjunction with the financial statements and notes therein, with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report and with the other financial data set forth elsewhere in this report. Our historical results of operations are not necessarily indicative of results of operations to be expected for future periods.

Statements of Operations Data	Year Ended December 31,
In thousands except per share data	2012	2011	2010	2009	2008
Revenue	$1,197	$3,950	$2,481	$1,464	$1,500
Research and Development Expense	20,729	24,122	24,354	15,508	10,066
Selling, General and Administrative Expense	5,008	7,130	7,454	7,694	5,670
Impairment Loss	3,402	78,000	1,769	—	—
Loss from Operations	(27,941)	(105,302)	(31,096)	(21,738)	(14,236)
Net Loss	(28,768)	(105,744)	(31,234)	(20,923)	(13,215)
Basic and diluted net loss per share	$(0.66)	$(3.02)	$(1.14)	$(0.93)	$(0.78)

Balance Sheet Data	Year Ended December 31,
In thousands	2012	2011	2010	2009	2008
Cash and investments	$12,621	$23,915	$44,790	$60,506	$87,350
Working capital	12,804	22,333	41,489	50,229	80,889
Total Assets	43,524	61,425	160,021	172,661	154,212
Long-Term Obligations	6,388	6,642	7,279	7,095	7,050
Stockholders’ Equity	$34,227	$50,003	$146,566	$154,315	$139,618

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
Overview
We are a development stage company formed to commercialize flexible PV modules using our proprietary technology. For the year ended December 31, 2012, we generated $1.2 million of revenue. Our revenue from product sales was $0.6 million and revenue from government research and development contracts was $0.6 million. As of December 31, 2012, we had an accumulated deficit of $211.8 million. Currently, we are producing consumer oriented products focusing on charging devices powered by or enhanced by our solar modules. Products in these markets are priced based on the overall product value proposition as compared with directly competitive products or substitute products rather than on a cost per watt basis, typically used in commodity solar markets. We continue to develop new consumer products and we have adjusted our utilization of our equipment to meet our near term forecast sales
In 2012 we accelerated our transition to a business model focusing on developing PV integrated consumer electronics. In June we launched our new line of consumer products under the EnerPlex™ brand, and introduced our first product, the Surfr™, a solar assisted case and charger for the Apple® iPhone® 4/4S smart phone featuring our ultra light CIGS thin film technology. The charger incorporates our ultra light and thin PV module into a sleek, protective iPhone 4/4S case, along with a thin battery.

The charger adds minimal weight and size to an iPhone smart phone, yet provides supplemental charging when needed. In August we announced the launch of the second version of Surfr, a solar assisted charger for the Samsung® Galaxy S® III, which provides 85% additional battery life.
In December 2012, we launched the EnerPlex Kickr™ and EnerPlex Jumpr™ product series. The EnerPlex Kickr IV is an extremely portable, compact and durable solar charging device, approximately seven inches by seven inches when folded, and weighing only 316 grams, or less than half a pound. The Kickr IV provides 4.5 watt regulated power that can help charge phones, tablets, digital cameras, and other devices. The Kickr IV is ideal for outdoor activities such as camping, hiking and mountain climbing and daily city use. Complementing the Kickr IV is the Jumpr 4400 and the Jumpr 4800, rechargeable, portable battery packs providing from three to five complete charge cycles for a smart phone.
Currently, we are working to develop the iPhone® 5 version of the Surfr solar assisted charger. Our consumer products are available to customers through third party distributors and retailers and through our website at www.EnerPlex.biz, our retail website. In 2013, we plan to continue our expansion of distribution channels in the US and worldwide.
We continue to design and manufacture PV integrated consumer electronics as well as portable power applications for commercial and military users. Due to the high durability of the monolithic integration employed by our technology, the capability to customize modules into different form factors and the industry leading light weight and flexibility provided by our modules, we feel that the potential applications for our products are numerous.
Significant Trends, Uncertainties and Challenges
We believe that the significant trends, uncertainties and challenges that directly or indirectly affect our financial performance and results of operations include:

•	our ability to generate customer acceptance of and demand for our products;

•	successful ramping up of commercial production on the equipment installed;

•	our products are successfully and timely certified for use in our target markets;

•	successful operating of production tools to achieve the efficiencies, throughput and yield necessary to reach our cost targets;
•the products we design are saleable at a price sufficient to generate profits;

•	our strategic alliance with TFG Radiant results in the design, manufacture and sale of sufficient products to achieve profitability;

•	our ability to raise sufficient capital to enable us to reach a level of sales sufficient to achieve profitability on terms favorable to us;
•effective management of the planned ramp up of our operations;

•	our ability to successfully develop and maintain strategic relationships with key partners, including OEMs, system integrators and distributors, who deal directly with end users in our target markets;

•	our ability to maintain the listing of our common stock on the NASDAQ Global Market or Capital Market;

•	our ability to achieve projected operational performance and cost metrics;

•	our ability to enter into commercially viable licensing, joint venture, or other commercial arrangements; and

•	availability of raw materials.
Basis of Presentation: Our activities to date have consisted substantially of raising capital, research and development, and establishment of our production operation. Revenues to date have been generated primarily from our governmental research and development contracts and have not been significant. Our planned principal operations to commercialize flexible PV modules and PV integrated electronics have commenced, but have generated limited revenue to date. Accordingly, we are considered to be in the development stage and we have provided additional disclosure of inception to date activity in our Statements of Operations and Comprehensive Income (Loss), Statements of Stockholders' Equity and Statements of Cash Flows.
Significant Accounting Policies

Related Party Transactions: We are party to several operating agreements, including a Joint Development Agreement, a Supply Agreement, a Contract Manufacturing Agreement, and a Services Agreement with TFG Radiant, which is also our largest shareholder. Accounting for transactions under these agreements is consistent with those defined in our Significant Accounting Policies. Additional disclosure of related party transactions is included in our financial statements and footnotes.
Revenue Recognition:
Product revenue - Product revenue is generated from commercial sales of flexible PV modules and PV integrated consumer electronics. Products are sold through our own website and through the use of online retailers and distributors. Revenue is recognized as modules are delivered and title has transferred to the customer. Estimated costs of returns and allowances and discounts are accrued as a reduction to sales when revenue is recognized. We are in the development stage and we generated product revenues of $578,000 for the year ended December 31, 2012.
Government contracts revenue - Revenue from governmental research and development contracts is generated under terms that are cost plus fee or firm fixed price. Revenue from cost plus fee contracts is recognized as costs are incurred on the basis of direct costs plus allowable indirect costs and an allocable portion of the fixed fee. Revenue from firm fixed price contracts is recognized under the percentage-of-completion method of accounting, with costs and estimated profits included in contract revenue as work is performed. If actual and estimated costs to complete a contract indicate a loss, provision is made currently for the loss anticipated on the contract.
Inventories: All inventories are stated at the lower of cost or market, with cost determined using the weighted average method. As a development stage entity with limited production, inventory values do not include labor and overhead allocations which would be typical in higher volume production environments, however, such differences are not significant.
Inventory balances are frequently evaluated to ensure that they do not exceed net realizable value. The computation for net realizable value takes into account many factors, including expected demand, product lifecycle and development plans, module efficiency, quality issues, obsolescence and others. Management's judgment is required to determine reserves for obsolete or excess inventory. If actual demand and market conditions are less favorable than those estimated by management, additional inventory write downs may be required. The majority of our inventory is raw materials which have a long life cycle; obsolescence is not a significant factor in their valuation. During the years ended December 31, 2012 and December 31, 2011, we recognized lower of cost or market adjustments on certain raw materials in the amounts of $1,022,000 and $609,000, respectively. These expenses are included within “Research and development” expense in the Statements of Operations and Comprehensive Income (Loss).
Impairment of Long-lived assets: We analyze our long-lived assets (property, plant and equipment) and definitive-lived intangible assets (patents) for impairment, both individually and as a group, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events that might cause impairment would include significant current period operating or cash flow losses associated with the use of a long-lived asset or group of assets combined with a history of such losses, significant changes in the manner of use of assets and significant negative industry or economic trends. An undiscounted cash flow analysis is calculated to determine if an impairment exists. If an impairment is determined to exist, any related loss is calculated using the difference between the fair value and the carrying value of the assets. During the years ended December 31, 2012, 2011 and 2010, we incurred impairments of our manufacturing facilities and equipment in the amounts of $3.4 million, $78.0 million and $1.8 million, respectively, based on estimates prepared by management, as well as, in certain cases, valuation analysis by an independent firm.
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
The accounting guidance for share-based compensation may be subject to further interpretation and refinement over time. There are significant differences among option valuation models, and this may result in a lack of comparability with other companies that use different models, methods and assumptions. If factors change and we employ different assumptions in the accounting for share-based compensation in future periods, or if we decide to use a different valuation model, the compensation expense that we record in the future may differ significantly from what we have recorded in the current period and could materially affect our loss from operations, net loss and net loss per share.
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
Results of Operations
Comparison of the Years Ended December 31, 2012 and 2011
Our activities to date have substantially consisted of raising capital, business and product development, research and development and the development of our production lines.
Revenues.    Our revenues were $1,197,000 for the year ended December 31, 2012 compared to $3,950,000 for the year ended December 31, 2011, a decrease of $2,753,000. Revenues for the years ended December 31, 2012 and December 31, 2011 included product sales of $578,000 and $538,000, respectively. Revenues earned on our government research and development contracts decreased by $2,793,000 for the year ended December 31, 2012 due to the winding down of several government contracts.
Research and development.    Research and development costs were $20,729,000 for the year ended December 31, 2012 compared to $24,122,000 for the year ended December 31, 2011, a decrease of $3,393,000. Research and development costs include the costs incurred for pre-production, production activities in our manufacturing facility and facility and equipment infrastructure costs. Research and development costs also include costs related to our governmental contracts. Costs related to pre-production and production activities decreased by $1,625,000. The pre-production cost decreases were comprised of depreciation and amortization of $1,329,000, materials and equipment related costs of $1,173,000 and personnel related costs of $164,000, offset by increases in consulting and contract services of $1,045,000. Governmental research and development costs decreased by $1,768,000. The governmental research and development cost decreases were comprised of consulting and contract services of $1,623,000 and personnel related costs of $132,000.
Selling, general and administrative.    Selling, general and administrative expenses were $5,008,000 for the year ended December 31, 2012 compared to $7,131,000 for the year ended December 31, 2011, a decrease of $2,123,000. This decrease is primarily the result of reductions in personnel related costs of $1,054,000, stock option expense of $650,000, general supplies expense of $281,000, public company expenses of $103,000 and consulting and contract services of $86,000, partially offset by an increase in insurance expense of $127,000.
Impairment loss. Impairment losses incurred as a result of write downs of Property, Plant and Equipment and Deposits on manufacturing equipment were $3,402,000 and $78,000,000 for years ended December 31, 2012 and 2011, respectively. The impairment loss incurred during 2012 was the result of certain manufacturing equipment no longer being utilized for its intended purpose. The significant impairment loss incurred in 2011 was the result of adverse changes in market conditions, particularly the decreases in current and expected average selling prices for PV modules.
Other Income/(Expense), net:
Interest expense.     Interest expense was $272,000 and $113,000 for the years ended December 31, 2012 and 2011, respectively. Interest costs of $177,300 and $352,000 were incurred and capitalized as property, plant and equipment for the years ended December 31, 2012 and 2011, respectively. Interest incurred relates to our CHFA loan utilized for our production facility expansion in Thornton, Colorado.

Interest income.    Interest income was $29,000 for the year ended December 31, 2012 compared to $53,000 for the year ended December 31, 2011, a decrease of $24,000. Interest income represents interest on cash and short-term investments. The decrease is due to liquidation of investments and lower average cash balances.
Contract cancellation loss. Contract cancellation loss was $577,000 and $591,000 for the years ended December 31, 2012 and 2011, respectively. Contract cancellation losses are the result of changes in strategy and subsequent delivery cancellation of certain equipment.
Realized gain (loss) on forward contracts.    Realized gain (loss) on forward contracts includes gains and losses incurred when forward contracts mature. For the year ended December 31, 2011, we recorded a realized gain on forward contracts of $64,000 compared to $0 for the year ended December 31, 2012. The gain recorded for the year ended December 31, 2011 was generated from the exercise of foreign currency options held to hedge future equipment payments to be remitted in Yen.
Foreign currency transaction gain (loss). Foreign currency transaction gain (loss) is calculated on cash held in foreign currencies to reflect the current exchange rate. Foreign currency transaction loss was $5,000 for the year ended December 31, 2012 compared to foreign currency transaction gain of $146,000 for the year ended December 31, 2011, a net change of $151,000. The gains and losses are the result of changes in the exchange rate related to our deposits of foreign currencies.
Net Loss.    Our Net Loss was $28,768,000 for the year ended December 31, 2012, compared to a Net Loss of $105,744,000 for the year ended December 31, 2011, a decrease in Net Loss of $76,976,000. The decrease in Net Loss for the year ended December 31, 2012 can be summarized in variances in significant account activity as follows:

(Increase) decrease in Net Loss For the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
Revenues	$(2,753,000)
Research and development costs
Manufacturing research and development	1,639,000
Government research and development	1,756,000
Non-cash stock based compensation	(2,000)
Selling, general and administrative expenses
Corporate selling, general and administrative	1,472,000
Non-cash stock based compensation	650,000
Impairment loss	74,598,000
Interest expense	(159,000)
Interest income	(24,000)
Contract cancellation loss	14,000
Realized gain on investments	—
Realized gain (loss) on forward contracts	(64,000)
Foreign currency transaction gain (loss)	(151,000)
Increase to Net Loss	$76,976,000
Comparison of the Years Ended December 31, 2011 and 2010
Revenues.    Our revenues were $3,950,000 for the year ended December 31, 2011 compared to $2,482,000 for the year ended December 31, 2010, an increase of $1,468,000. Revenues for the year ended December 31, 2011 and December 31, 2010 included product sales of $538,000 and $812,000, respectively. Revenues earned on our government research and development contracts increased by $1,742,000 for the year ended December 31, 2011 as a result of two new government contracts that were entered into and began generating revenue in June 2010.
Research and development.    Research and development costs were $24,122,000 for the year ended December 31, 2011 compared to $24,354,000 for the year ended December 31, 2010, a decrease of $232,000. Research and development costs include the costs incurred for pre-production, production activities in our manufacturing facility and facility and equipment infrastructure costs. Research and development costs also include costs related to our governmental contracts. Costs related to pre-production and production activities decreased by $1,555,000. The pre-production cost decreases were comprised of personnel related costs of $1,720,000, consulting and contract services of $1,014,000, facility related costs of $602,000 and stock option expense of $356,000, offset by increases in depreciation and amortization of $1,321,000 and materials and equipment related costs of $841,000. Governmental research and development costs increased by $1,323,000. The governmental research and development cost increases were comprised of consulting and contract service of $1,211,000 and personnel related costs of $179,000, offset by decreases in facilities related costs of $114,000.
Selling, general and administrative.    Selling, general and administrative expenses were $7,131,000 for the year ended December 31, 2011 compared to $7,454,000 for the year ended December 31, 2010, a decrease of $323,000. This decrease is primarily the result of reductions in stock option expense of $812,000, personnel related costs of $308,000 and depreciation and amortization expense of $268,000, offset by increases in facility related costs of $369,000, general supplies expenses of $258,000, legal expenses of $204,000, consulting and contract services of $164,000, public company expenses of $60,000 and marketing costs of $26,000.
Impairment loss. As a result of significant changes in market conditions, particularly the decreases in current and expected average selling prices for PV modules, an impairment charge was taken against Property, Plant and Equipment during the second quarter of 2011. The impairment loss incurred on the write down of Property, Plant and Equipment and Deposits on manufacturing equipment was $78,000,000 for year ended December 31, 2011 compared to $1,769,000 for year ended December 31, 2010.
Other Income/(Expense), net:
Interest expense.     Interest expense was $113,000 and $0 for the years ended December 31, 2011 and 2010, respectively. Interest costs of $352,000 and $480,000 were incurred and capitalized as property, plant and equipment for the years ended December 31, 2011 and 2010, respectively. Interest incurred relates to our CHFA loan utilized for our production facility expansion in Thornton, Colorado.
Interest income.    Interest income was $53,000 for the year ended December 31, 2011 compared to $42,000 for the year ended December 31, 2010, an increase of $11,000. Interest income represents interest on cash and short-term investments. Despite lower average cash balance, interest income increased due to slight improvements in interest rates in 2011 as compared to 2010.
Contract cancellation loss. Due to changes in our strategy, during the third quarter of 2011 we canceled delivery of certain equipment. As a result we recorded a loss of $591,000 for year ended December 31, 2011.
Realized gain (loss) on forward contracts.    Realized gain (loss) on forward contracts includes gains and losses incurred when forward contracts mature. For the year ended December 31, 2011, we recorded a realized gain on forward contracts of $64,000 compared to $0 for the year ended December 31, 2010. The gain recorded for the year ended December 31, 2011 was generated from the exercise of foreign currency options held to hedge future equipment payments to be remitted in Yen.
Foreign currency transaction gain (loss). Foreign currency transaction gain (loss) is calculated on cash held in foreign currencies to reflect the current exchange rate. Foreign currency transaction gain was $146,000 for the year ended December 31, 2011 compared to foreign currency transaction loss of $181,000 for the year ended December 31, 2010, a net change of $327,000. The decreases and increases are the result of changes in the exchange rate related to our deposits of foreign currencies.
Net Loss.    Our Net Loss was $105,744,000 for the year ended December 31, 2011 compared to a Net Loss of $31,234,000 for the year ended December 31, 2010, an increase in Net Loss of $74,510,000. The increase in Net Loss for the year ended December 31, 2011 can be summarized in variances in significant account activity as follows:

(Increase) decrease in Net Loss For the Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010
Revenues	$1,468,000
Research and development costs
Manufacturing research and development	(1,296,000)
Government research and development	1,199,000
Non-cash stock based compensation	329,000
Selling, general and administrative expenses
Corporate selling, general and administrative	(489,000)
Non-cash stock based compensation	812,000
Impairment loss	(76,231,000)
Interest expense	(113,000)
Interest income	11,000
Contract cancellation loss	(591,000)
Realized gain on investments	—
Realized gain (loss) on forward contracts	64,000
Foreign currency transaction gain (loss)	327,000
Increase to Net Loss	$(74,510,000)
Liquidity and Capital Resources
As of December 31, 2012, we had $12.6 million in cash and equivalents and working capital of $12.8 million. During the year ended December 31, 2012, we sold 1,972,181 shares of common stock under our At-The-Market facility for aggregate net proceeds of $1.9 million. In September 2012, we completed a firm commitment offering for 9,166,700 shares of common stock and received net proceeds of $10.2 million. We are in the development stage and are currently incurring significant losses from operations as we work toward commercialization. We made payments of $6.3 million in the year ended December 31, 2012 for property, plant and equipment.
We have commenced production at our manufacturing facility. We do not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until we have fully implemented our new consumer products strategy. Changes in the level of expected operating losses, the timing of planned capital expenditures or other factors may negatively impact cash flows and reduce current cash and investments faster than anticipated. During 2012 we used $17.7 million in cash for operations, or an average of $4.4 million per quarter. During the fourth quarter of 2012 we used $4.8 million in cash for operations. Absent any adjustments to expenses or significant additional financing, and without considering capital expenditures or significant increases in product sales at a positive margin, our cash could be depleted during the third quarter 2013. The major capital expenditures begun in 2008 were completed in 2012. In 2013 we expect to incur a base level of maintenance capital expenditures and relatively minor improvements to the existing asset base. Our primary significant long term obligation consists of a note payable of $6.6 million to a financial institution secured by a mortgage on our headquarters and manufacturing building in Thornton, Colorado. Total payments of $0.7 million, including principal and interest, will come due in 2013. Additional projected product revenues are not anticipated to result in a positive cash flow position for the year 2013 overall. As such, cash liquidity sufficient for the year ending December 31, 2013 will require additional financing, or a significant decrease in the operating expenditures, or some combination thereof. We continue to accelerate sales and marketing efforts related to our consumer products strategy through increased hiring. We have begun activities related to securing additional financing through strategic or financial investors, but there is no assurance that we will be able to raise additional capital on acceptable terms or at all. If our revenues do not increase rapidly, and/or additional financing is not obtained, we will be required to significantly curtail operations to reduce costs and/or sell assets. Such actions would likely have an adverse impact on our future operations.
For the year ended December 31, 2012, our cash used in operations was $17.7 million compared to $19.9 million for the year ended December 31, 2011, a decrease of $2.2 million. The net loss in 2012, net of the non-cash items; depreciation and amortization, stock based compensation and impairment loss, was $18.3 million, approximately equal to the comparable figure of $18.6 million in 2011. Relatively minor differences in balance sheet accounts in 2012 and 2011 account for the remaining decrease in cash used of $1.9 million.

In 2012, expenditures for equipment purchases of $6.3 million combined with negative operating cash flows of $17.7 million were funded through proceeds from equity offerings of $12.1 million as well as the use of $12.6 million of cash and investments held at December 31, 2011.
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
In January 2012, TFG Radiant agreed to purchase 8,067,390 shares of the common stock owned by Norsk Hydro Produksjon AS ("Norsk Hydro") for $4 million, or approximately $0.50 per share. The TFG Radiant purchase closed on March 30, 2012. As of December 31, 2012, TFG Radiant's ownership was approximately 31% of our outstanding common stock.

In December 2011, we filed a “shelf” Registration Statement on Form S-3 with the SEC. With the shelf registration, we may from time to time sell common stock, preferred stock, warrants or some combination in one or more offerings for up to $25.0 million. The registration became effective February 14, 2012. This shelf registration replaces our prior shelf registration statement which, in accordance with SEC rules, expired in early 2012. As of December 31, 2012 approximately $13.3 million was unused on the shelf registration.

In January 2012, we entered into an At-The-Market Equity Offering Sales Agreement under which the we may issue and sell up to $5,000,000 of shares of our common stock from time to time. Sales of common stock, if any, will be made at market prices by any method that is deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including sales made directly on the NASDAQ stock exchange and any other trading market for our common stock, and sales to or through a market maker other than on an exchange. The aggregate compensation payable to the sales agent shall be equal to 3% of the gross sales price of the shares sold. As of December 31, 2012, 1,972,181 shares had been sold under this facility with net proceeds of $1.9 million.

In September 2012, we entered into an underwriting agreement with Aegis Capital Corp., providing for the sale, in a firm commitment offering, of 9,166,700 shares of our common stock, par value $0.0001 per share, at a price to the public of $1.20 per share. The Offering closed on September 25, 2012. Net proceeds were $10.2 million after deducting the underwriting discount and offering expenses of approximately $837,000.
TFG Radiant owns approximately 31% of our outstanding common stock as of December 31, 2012. In February 2012 we announced the appointment of Victor Lee as President and Chief Executive Officer. Mr. Lee had served on our Board of Directors since November 2011 and is currently the managing director of Tertius Financial Group Pte Ltd, the joint venture partner with Radiant Group in TFG Radiant. In April 2012 we appointed the Chairman of TFG Radiant, Mr. Winston Xu (aka Xu Biao), as a member of our Board of Directors.
In June 2012, we entered into a supply agreement and a contract manufacturing agreement with TFG Radiant. Under the terms of the contract manufacturing agreement TFG Radiant will oversee certain aspects of the contract manufacturing process related to our EnerPlex line of consumer products. We will compensate TFG Radiant for acting as general contractor in the contract manufacturing process. Under the supply agreement TFG Radiant intends to distribute our consumer products in Asia. In December 2012, we entered into a consulting agreement with TGF Radiant for product design, product development and manufacturing coordination activities provided by TFG Radiant to us in connection with our new line of consumer electronics products. The services agreement has a one year term initially, and the services agreement may be terminated by either party upon 10 days prior written notice. During the year ended December 31, 2012 we made disbursements to TFG Radiant in the amount of $1,458,000. Included within these disbursements is $600,000 for consulting fees and $858,000 for finished goods received and deposits for work-in-process. During the year ended December 31, 2012 we recognized revenue in the amount of $405,000 for products sold to TFG Radiant under the supply agreement. As of December 31, 2012 we had $596,000 in receivables and deposits with TFG Radiant. Accounts receivable from TFG Radiant were collected in January 2012.

Contractual Obligations
The following table presents our contractual obligations as of December 31, 2012. Our long-term debt obligation is related to our building loan and includes both principal and interest. Our purchase obligations include orders for equipment, inventory and operating expenses.

		Payments Due by Year (in thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$10,463	$694	$2,081	$2,081	$5,607
Operating lease obligations	3	3	—	—	—
Purchase obligations	1,362	1,362	—	—	—
Total	$11,828	$2,059	$2,081	$2,081	$5,607
Off Balance Sheet Transactions
As of December 31, 2012, we did not have any off balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
Historically, we have purchased manufacturing equipment internationally, which exposes us to foreign currency risk.
From time to time we enter into foreign currency fair value hedges utilizing forward contracts designed to match scheduled contractual payments to equipment suppliers. Our objective is to fix the dollar amount of our foreign currency denominated manufacturing equipment purchases at the time of order. Although our hedging activity is designed to fix the dollar amount to be expended, the asset purchased is recorded at the spot foreign currency rate in effect as of the date of the payment to the supplier. The difference between the spot rate and the forward rate has been reported as gain or loss on forward contract. We cannot accurately predict future exchange rates or the overall impact of future exchange rate fluctuations on our business, results of operations and financial condition. All forward contracts entered into by us have been settled on the contract settlement dates, the last of which was settled in December 2009. We held no forward contracts during the years ended December 31, 2012, 2011 and 2010.
Included in Restricted cash at December 31, 2011 is $1,427,053 related to €1,101,801 held in our bank account for future payments to equipment suppliers. This amount was released from restriction and remitted to equipment suppliers in January 2012. We hold no funds and have no future obligations denominated in foreign currencies as of December 31, 2012.
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
Interest Rate Risk
Our exposure to market risks for changes in interest rates relates primarily to our cash equivalents and investment portfolio. As of December 31, 2012, our cash equivalents consisted only of operating and savings accounts held with financial institutions. From time to time we hold money market funds, investments in U.S. government securities and high quality corporate securities. The primary objective of our investment activities is to preserve principal and provide liquidity on demand, while at the same time maximizing the income we receive from our investments without significantly increasing risk. The direct risk to us associated with fluctuating interest rates is limited to our investment portfolio, and we do not believe that a change in interest rates will have a significant impact on our financial position, results of operations or cash flows.
Credit Risk
From time to time we hold certain financial and derivative instruments that potentially subject us to credit risk. These consist primarily of cash, cash equivalents, restricted cash, investments, and forward foreign currency option contracts. We are exposed to credit losses in the event of nonperformance by the counter parties to our financial and derivative instruments. We place cash, cash equivalents, investments and forward foreign currency option contracts with various high quality financial institutions, and exposure is limited at any one institution. We continuously evaluate the credit standing of our counter party financial institutions.
Item 8. Financial Statements and Supplementary Data
The Financial Statements and Supplementary Data required by this item are included in Part IV, Item 15(a)(1) and are presented beginning on Page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Our management conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of December 31, 2012. Based on this evaluation, our management concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2012.
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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. Our management reviewed the results of its assessment with the Audit Committee.
This annual report does not include an attestation report from our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to Sarbanes-Oxley Rule 404(c).
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Incorporated by reference from the definitive proxy statement for our 2013 annual meeting of stockholders, which will be filed no later than 120 days after the close of our fiscal year ended December 31, 2012.
Item 11. Executive Compensation

Incorporated by reference from the definitive proxy statement for our 2013 annual meeting of stockholders, which will be filed no later than 120 days after the close of our fiscal year ended December 31, 2012.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated by reference from the definitive proxy statement for our 2013 annual meeting of stockholders, which will be filed no later than 120 days after the close of our fiscal year ended December 31, 2012.
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information as of December 31, 2012 relating to all of our equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,219,651	$2.54	2,985,225

(1)	This column does not include 48,000 restricted stock awards or units.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Incorporated by reference from the definitive proxy statement for our 2013 annual meeting of stockholders, which will be filed no later than 120 days after the close of our fiscal year ended December 31, 2012.
Item 14. Principal Accounting Fees and Services
Incorporated by reference from the definitive proxy statement for our 2013 annual meeting of stockholders, which will be filed no later than 120 days after the close of our fiscal year ended December 31, 2012.
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

ASCENT SOLAR TECHNOLOGIES, INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of March, 2013.

ASCENT SOLAR TECHNOLOGIES, INC.

By:	/S/ VICTOR LEE
Lee Kong Hian (aka Victor Lee) President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacities	Date

/S/ VICTOR LEE	President & Chief Executive Officer and a Director (Principal executive officer)	March 14, 2013
Lee Kong Hian (aka Victor Lee)

/S/ GARY GATCHELL	Chief Financial Officer (Principal financial and accounting officer)	March 14, 2013
Gary Gatchell

/S/ AMIT KUMAR	Chairman of the Board of Directors	March 14, 2013
Amit Kumar, Ph.D.

/S/ WINSTON XU	Director	March 14, 2013
Xu Biao (aka Winston Xu)

/S/ G. THOMAS MARSH	Director	March 14, 2013
G. Thomas Marsh

/S/ KIM J. HUNTLEY	Director	March 14, 2013
Kim J. Huntley

Ascent Solar Technologies, Inc.
Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets—As of December 31, 2012 and 2011	F-2

Statements of Operations and Comprehensive Income (Loss)—For the years ended December 31, 2012, 2011 and 2010 and for the period from inception (October 18, 2005) through December 31, 2012	F-3

Statements of Stockholders’ Equity—For the period from inception (October 18, 2005) through December 31, 2012	F-4

Statements of Cash Flows—For the years ended December 31, 2012, 2011, and 2010 and for the period from inception (October 18, 2005) through December 31, 2012	F-7

Notes to Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Ascent Solar Technologies, Inc.
Thornton, Colorado
We have audited the accompanying balance sheets of Ascent Solar Technologies, Inc. (a Development Stage Company) as of December 31, 2012 and 2011, and the related statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the years ended December 31, 2012, 2011 and 2010 and for the period from inception (October 18, 2005) through December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ascent Solar Technologies, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended December 31, 2012, 2011 and 2010 and for the period from inception (October 18, 2005) through December 31, 2012 in conformity with U.S. generally accepted accounting principles.

/s/ HEIN & ASSOCIATES LLP

Denver, Colorado
March 14, 2013

ASCENT SOLAR TECHNOLOGIES, INC.
(A Development Stage Company)

BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$12,621,477	$11,298,885
Investments	—	12,616,097
Trade receivables, net of allowance for doubtful accounts of $0 and $5,839, respectively	100,164	342,087
Related party receivables and deposits	596,339	—
Inventories	2,159,553	2,469,123
Prepaid expenses and other current assets	235,305	386,624
Total current assets	15,712,838	27,112,816
Property, Plant and Equipment:	39,979,013	36,897,531
Less accumulated depreciation and amortization	(12,725,298)	(7,964,875)
	27,253,715	28,932,656
Other Assets:
Restricted cash	—	1,427,053
Deposits on manufacturing equipment	—	3,582,883
Patents, net of amortization of $48,150 and $28,248, respectively	500,879	308,785
Other non-current assets	56,563	60,312
	557,442	5,379,033
Total Assets	$43,523,995	$61,424,505
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$855,373	$658,834
Accrued expenses	1,565,091	1,846,997
Accrued property, plant and equipment	223,544	1,626,317
Current portion of long-term debt	264,935	648,059
Total current liabilities	2,908,943	4,780,207
Long-Term Debt	6,350,135	6,615,070
Accrued Warranty Liability	38,187	26,660
Commitments and Contingencies (Notes 4 & 17)
Stockholders’ Equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.0001 par value, 125,000,000 shares authorized; 51,143,906 and 39,345,459 shares issued and outstanding, respectively	5,114	3,935
Additional paid in capital	245,996,950	233,004,550
Deficit accumulated during the development stage	(211,775,334)	(183,006,936)
Accumulated other comprehensive income (loss)	—	1,019
Total stockholders’ equity	34,226,730	50,002,568
Total Liabilities and Stockholders’ Equity	$43,523,995	$61,424,505
The accompanying notes are an integral part of these financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

				For the Period from Inception (October 18, 2005) Through December 31, 2012
	For the Years Ended December 31,
	2012	2011	2010
Revenues
Products *	$578,352	$538,005	$811,906	$1,928,263
Government contracts	618,811	3,411,906	1,669,583	9,667,049
Total Revenues	1,197,163	3,949,911	2,481,489	11,595,312
Costs and Expenses
Research and development	20,728,553	24,121,766	24,354,224	100,414,236
Selling, general and administrative	5,008,388	7,130,530	7,453,830	40,830,418
Impairment loss	3,401,610	78,000,000	1,769,480	83,171,090
Total Costs and Expenses	29,138,551	109,252,296	33,577,534	224,415,744
Loss from Operations	(27,941,388)	(105,302,385)	(31,096,045)	(212,820,432)
Other Income/(Expense), net	(827,010)	(441,475)	(137,673)	1,045,098
Net Loss	$(28,768,398)	$(105,743,860)	$(31,233,718)	$(211,775,334)
Other Comprehensive Income (Loss)
Unrealized gain (loss) on investments	(1,019)	1,245	2,786	—
Comprehensive Loss	$(28,769,417)	$(105,742,615)	$(31,230,932)	$(211,775,334)

Net Loss Per Share (Basic and diluted)	$(0.66)	$(3.02)	$(1.14)
Weighted Average Common Shares Outstanding (Basic and diluted)	43,850,322	34,985,914	27,506,007
* Includes related party revenue of $404,680 for the year ended December 31, 2012. See Note 16.

The accompanying notes are an integral part of these financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Period from Inception (October 18, 2005) through December 31, 2012

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
For the Period from Inception (October 18, 2005) through December 31, 2012

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

ASCENT SOLAR TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY
(Continued)
For the Period from Inception (October 18, 2005) through December 31, 2012

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2009	26,583,845	$2,658	—	$—	$200,344,727	$(46,029,358)	$(3,012)	$154,315,015
Components of comprehensive loss
Unrealized loss on investments	—	—	—	—	—	—	2,786	2,786
Net loss	—	—	—	—	—	(31,233,718)	—	(31,233,718)
Total comprehensive loss								(31,230,932)
Proceeds from public offering (11/10 @ $4.15)	5,250,000	525	—	—	21,786,975	—	—	21,787,500
Costs of public offering	—	—	—	—	(1,409,937)	—	—	(1,409,937)
Exercise of stock options (1/10 - 12/10 @ $0.10, $2.90, $2.73, $2.76 & $3.17)	161,330	16	—	—	390,985	—	—	391,001
Issuance of Restricted Stock	270,412	27	—	—	(27)	—	—	—
Stock based compensation	—	—	—	—	2,713,468	—	—	2,713,468
Balance, December 31, 2010	32,265,587	$3,226	—	$—	$223,826,191	$(77,263,076)	$(226)	$146,566,115
Components of comprehensive loss
Unrealized loss on investments	—	—	—	—	—	—	1,245	1,245
Net loss	—	—	—	—	—	(105,743,860)	—	(105,743,860)
Total comprehensive loss								(105,742,615)
Proceeds from private offering (8/11 @ $1.15)	6,400,000	640	—	—	7,359,360	—	—	7,360,000
Costs of private offering	—	—	—	—	(123,973)	—	—	(123,973)
Net Proceeds from At-The-Market offering sales (10/11 - 11/11, $0.81 - $0.83)	386,050	39	—	—	305,745	—	—	305,784
Exercise of stock options (1/11 - 9/11 @ $0.10)	57,000	6	—	—	5,694	—	—	5,700
Issuance of Common Stock to service provider (5/11 @ $1.31)	45,000	5	—	—	58,945	—	—	58,950
Issuance of Restricted Stock	191,822	19	—	—	(19)	—	—	—
Stock based compensation	—	—	—	—	1,572,607	—	—	1,572,607
Balance, December 31, 2011	39,345,459	$3,935	—	$—	$233,004,550	$(183,006,936)	$1,019	$50,002,568
Components of comprehensive loss
Unrealized loss on investments	—	—	—	—	—	—	(1,019)	(1,019)
Net loss	—	—	—	—	—	(28,768,398)	—	(28,768,398)
Total comprehensive loss								(28,769,417)
Proceeds from public offering (9/12 @ $1.20)	9,166,700	916	—	—	10,999,123	—	—	11,000,039
Costs of private offering	—	—	—	—	(836,697)	—	—	(836,697)
Net Proceeds from At-The-Market offering sales (1/12 - 9/12, $0.50 - $1.83)	1,972,181	197	—	—	1,896,375	—	—	1,896,572
Exercise of stock options (8/12 - 9/12 @ $0.68)	13,750	1	—	—	9,349	—	—	9,350
Issuance of Restricted Stock	645,816	65	—	—	(65)	—	—	—
Stock based compensation	—	—	—	—	924,315	—	—	924,315
Balance, December 31, 2012	51,143,906	$5,114	—	$—	$245,996,950	$(211,775,334)	$—	$34,226,730
The accompanying notes are an integral part of these financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

				For the Period from Inception (October 18, 2005) through December 31,
	For the Year Ended
	December 31,
	2012	2011	2010	2012
Operating Activities:
Net loss	$(28,768,398)	$(105,743,860)	$(31,233,718)	$(211,775,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,166,123	7,541,962	6,690,601	24,513,147
Stock based compensation	924,315	1,572,607	2,713,468	12,811,692
Common stock issued for services	—	58,950	—	58,950
Realized loss on forward contracts	—	(63,915)	—	1,430,766
Foreign currency transaction loss (gain)	5,365	(145,940)	180,621	(590,433)
Amortization of financing costs and discounts	—	—	—	998,565
Impairment loss	3,401,610	78,000,000	1,769,480	83,171,090
Contract cancellation loss	576,812	590,774	—	1,167,586
Changes in operating assets and liabilities:
Accounts receivable	241,923	142,939	(351,180)	(100,164)
Related party receivables and deposits	(596,339)	2,524	19,046	(596,339)
Inventories	309,570	(592,289)	(1,638,025)	(2,159,553)
Prepaid expenses and other current assets	151,319	123,724	68,472	(235,305)
Accounts payable	196,538	(433,844)	399,893	855,372
Related party payable	—	(53,808)	(141,917)	—
Accrued expenses	(281,906)	(691,346)	(341,024)	837,598
Deferred revenue	—	(250,705)	250,705	—
Warranty reserve	11,527	10,760	15,900	38,187
Net cash used in operating activities	(17,661,541)	(19,931,467)	(21,597,678)	(89,574,175)
Investing Activities:
Purchases of available-for-sale securities	(638,572)	(28,215,821)	(38,601,173)	(907,118,828)
Maturities and sales of available-for-sale securities	13,253,650	33,087,378	59,906,220	907,118,828
Purchase of property, plant and equipment	(6,267,207)	(9,681,565)	(10,965,034)	(134,822,003)
Restricted cash for manufacturing equipment	1,427,053	1,832,297	(3,259,350)	—
Patent activity costs	(211,996)	(60,408)	(98,084)	(524,071)
Net cash provided by (used in) investing activities	7,562,928	(3,038,119)	6,982,579	(135,346,074)
Financing Activities:
Proceeds from bridge loan financing	—	—	—	1,600,000
Repayment of bridge loan financing	—	—	—	(1,600,000)
Payment of debt financing costs	—	—	—	(273,565)
Payment of equity offering costs	—	—	(1,409,937)	(10,302,040)
Proceeds from debt	—	—	—	7,700,000
Repayment of debt	(648,059)	(582,257)	(567,463)	(2,184,930)
Proceeds from shareholder under Section 16(b)	—	—	—	148,109
Proceeds from issuance of stock and warrants	12,069,264	7,547,511	22,178,501	242,502,280
Redemption of Class A warrants	—	—	—	(48,128)
Net cash provided by financing activities	11,421,205	6,965,254	20,201,101	237,541,726
Net change in cash and cash equivalents	1,322,592	(16,004,332)	5,586,002	12,621,477
Cash and cash equivalents at beginning of period	11,298,885	27,303,217	21,717,215	—
Cash and cash equivalents at end of period	$12,621,477	$11,298,885	$27,303,217	$12,621,477
Supplemental Cash Flow Information:
Cash paid for interest	$271,055	$113,471	$—	$384,950
Cash paid for income taxes	$—	$—	$—	$—
Non-Cash Transactions:
ITN initial contribution of assets for equity	$—	$—	$—	$31,200
Note with ITN and related capital expenditures	$—	$—	$1,100,000	$1,100,000

The accompanying notes are an integral part of these financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION
Ascent Solar Technologies, Inc. (“Ascent” or “the Company”) was incorporated on October 18, 2005 from the separation by ITN Energy Systems, Inc. (“ITN”) of its Advanced Photovoltaic Division and all of that division’s key personnel and core technologies. ITN, a private company incorporated in 1994, is an incubator dedicated to the development of thin film, photovoltaic (“PV”), battery, fuel cell and nano technologies. Through its work on research and development contracts for private and governmental entities, ITN developed proprietary processing and manufacturing know how applicable to PV products generally, and to Copper-Indium-Gallium-diSelenide (“CIGS”) PV products in particular. ITN formed Ascent to commercialize its investment in CIGS PV technologies. In January 2006, in exchange for 1,028,000 shares of common stock of Ascent, ITN assigned to Ascent certain CIGS PV technologies and trade secrets and granted to Ascent a perpetual, exclusive, royalty free worldwide license to use, in connection with the manufacture, development, marketing and commercialization of CIGS PV to produce solar power, certain of ITN’s existing and future proprietary and control technologies that, although non-specific to CIGS PV, Ascent believes will be useful in its production of PV modules for its target markets. Upon receipt of the necessary government approvals and pursuant to novation in early 2007, ITN assigned government funded research and development contracts to Ascent and also transferred the key personnel working on the contracts to Ascent.

NOTE 2. BASIS OF PRESENTATION
The Company’s activities to date have consisted substantially of raising capital, research and development, establishment and development of the Company's production plant, and product development. Revenues to date have been primarily generated from the Company’s governmental research and development contracts and have not been significant. The Company’s planned principal operations to commercialize flexible photovoltaic ("PV") modules and PV integrated electronics have commenced, but have generated limited revenue to date. Accordingly, the Company is considered to be in the development stage and has provided additional disclosure of inception to date activity in its Statements of Operations and Comprehensive Income (Loss), Statements of Stockholders’ Equity and Statements of Cash Flows.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash Equivalents: The Company classifies all short-term investments in interest bearing bank accounts and highly liquid debt securities purchased with an original maturity of three months or less to be cash equivalents. The Company maintains cash balances which may exceed federally insured limits. The Company does not believe that this results in significant credit risk.
Restricted Cash: The Company classifies all cash or cash items that are legally restricted to usage or withdrawal as restricted cash. If such funds are to be used to acquire non current assets or to liquidate long-term liabilities, they shall be classified as long-term in the Balance Sheets. Funds restricted for the payment of interest, current maturities of debt or other current liabilities shall be classified as current.
Investments: The Company has classified its investments as “available-for-sale.” Such investments are carried at fair value, based on quoted market prices with the unrealized holding gains and losses reported as “Other comprehensive income (loss)” in the Statements of Operations and Other Comprehensive Income (Loss). Realized gains and losses on sales of securities are computed using the specific identification method. The Company typically invests in highly rated securities with low probabilities of default. The Company’s investment policy specifies minimum investment grade criteria, types of acceptable investments, concentration limitations and duration guidelines. The Company evaluates declines in market value for potential impairment. If the decline results in a value below cost and is determined to be other than temporary, the investment is written down to its impaired value and a new cost basis is established.
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

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities
From time to time the Company holds securities issued by U.S. government agencies (AA+/Aaa/AAA ratings), municipalities (AA/Aa1/Aa2/AA- ratings) and A-1/P-1 rated corporate notes. As of December 31, 2011, approximately $12.6 million of these securities were classified as Level 2 because the Company did not believe that it was possible to obtain a firm, up-to-date price of such securities from, for example, a major exchange; and as a result, the Company relied on its brokerage firm and investment manager to report its fair value of such securities. Investments have not been transferred between levels. There were no investments held as of December 31, 2012.
As a result of an impairment analysis, at June 30, 2011 the Company recorded an impairment loss of $78.0 million to write down its long-lived assets to fair value (See Note 9. "Impairment" for additional information). This write down resulted in net assets of approximately $32.2 million being recorded at fair value, measured on a nonrecurring basis, as of June 30, 2011. These fair value measurements relied primarily on Company specific inputs and the Company’s assumptions about the use of the assets, as observable inputs are not available. Accordingly, the Company determined that these fair value measurements reside primarily within Level 3 of the fair value hierarchy.
The carrying value for cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and equipment, accrued expenses and other assets and liabilities approximate their fair values due to their short maturities.
Related Party Transactions: The Company is party to several operating agreements, including a Joint Development Agreement, a Supply Agreement, a Contract Manufacturing Agreement, and a Services Agreement with TFG Radiant Investment Group Ltd. and its affiliates (“TFG Radiant”), which is also the Company's largest shareholder. Accounting for transactions under these agreements is consistent with those policies defined in the Company's Significant Accounting Policies. Additional disclosure of related party transactions is included in the Company's financial statements and footnotes.
Foreign Currencies: Bank account balances held in foreign currencies are translated to U.S. dollars utilizing the period end exchange rate. Gains or losses incurred in connection with the Company’s accounts held in foreign currency are recorded in “Other Income/(Expense)” on the Statements of Operations and Comprehensive Income (Loss).
Revenue Recognition:
Product revenue - Product revenue is generated from commercial sales of flexible PV modules and PV integrated consumer electronics. Products are sold through the Company's own website and through the use of online retailers and distributors. Revenue is recognized as modules are delivered and title has transferred to the customer. Estimated costs of returns and allowances and discounts are accrued as a reduction to sales when revenue is recognized. The Company is in the development stage and generated product revenues of $578,352 for the year ended December 31, 2012.
Government contracts revenue - Revenue from governmental research and development contracts is generated under terms that are cost plus fee or firm fixed price. Revenue from cost plus fee contracts is recognized as costs are incurred on the basis of direct costs plus allowable indirect costs and an allocable portion of the fixed fee. Revenue from firm fixed price contracts is recognized under the percentage-of-completion method of accounting, with costs and estimated profits included in contract revenue as work is performed. If actual and estimated costs to complete a contract indicate a loss, provision is made currently for the loss anticipated on the contract.
Shipping and Handling Costs: The Company classifies shipping and handling costs for products shipped to customers as a component of “Research and development costs” on the Company’s Statements of Operations and Comprehensive Income (Loss). Customer payments of shipping and handling costs are recorded as a component of Product revenue.
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
Product Warranties: The Company provides a limited warranty to the original purchaser of products against defective materials and workmanship. The Company also guarantees that standalone modules and PV integrated consumer electronics will achieve and maintain the stated conversion efficiency rating for certain products. Warranty accruals are recorded at the time of sale and are estimated based upon product warranty terms, historical experience and analysis of peer company product returns. The Company assesses the adequacy of its liabilities and makes adjustments as necessary based on known or anticipated warranty claims, or as new information becomes available.
Patents: At such time as the Company is awarded patents, patent costs are amortized on a straight-line basis over the legal life on the patents, or over their estimated useful lives, whichever is shorter. As of December 31, 2012, the Company had $501,000 of net patent costs, of which $166,000 represents costs net of amortization incurred for awarded patents, and the remaining $335,000 represents costs incurred for patent applications to be filed. Amortization expense was $20,000, $11,000 and $6,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Amortization expense is expected to remain consistent or increase slightly in future periods.
Inventories: All inventories are stated at the lower of cost or market, with cost determined using the weighted average method. As a development stage entity with limited production, inventory values do not include labor and overhead allocations which would be typical in higher volume production environments, however, such differences are not significant.
Inventory balances are frequently evaluated to ensure that they do not exceed net realizable value. The computation for net realizable value takes into account many factors, including expected demand, product life cycle and development plans, module efficiency, quality issues, obsolescence and others. Management's judgment is required to determine reserves for obsolete or excess inventory. If actual demand and market conditions are less favorable than those estimated by management, additional inventory write downs may be required. The majority of the Company's inventory is raw materials which have a long life cycle; obsolescence is not a significant factor in their valuation. During the years ended December 31, 2012 and December 31, 2011, the Company recognized lower of cost or market adjustments on certain raw materials in the amounts of $1,022,000 and $609,000, respectively. These expenses are included within “Research and development” expense in the Statements of Operations and Comprehensive Income (Loss).
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
Interest Capitalization: The Company capitalized interest cost as part of the historical cost of acquiring or constructing certain assets during the period of time required to get the asset ready for its intended use. The Company capitalized interest to the extent that expenditures to acquire or construct an asset have occurred and interest cost has been incurred.
Impairment of Long-lived Assets: The Company analyzes its long-lived assets (property, plant and equipment) and definitive-lived intangible assets (patents) for impairment, both individually and as a group, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events that might cause impairment would include significant current period operating or cash flow losses associated with the use of a long-lived asset or group of assets combined with a history of such losses, significant changes in the manner of use of assets and significant negative industry or economic trends. An undiscounted cash flow analysis is calculated to determine if an impairment exists. If an impairment is determined to exist, any related loss is calculated using the difference between the fair value and the carrying value of the assets. During the years ended December 31, 2012, 2011 and 2010, the Company incurred impairments of its manufacturing facilities and equipment in the amounts of $3.4 million, $78.0 million and $1.8 million, respectively. Impairments incurred in 2012 and 2010 were based on estimates prepared by management. The impairment incurred in 2011was based on management estimates and a valuation analysis by an independent firm.
Net Loss per Common Share: Basic earnings per share does not include dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share reflects the potential securities that could share in the earnings of the Company, similar to fully diluted earnings per share. Common stock equivalents consisting of stock options and unvested restricted stock outstanding as of December 31,

2012 of approximately 1.3 million shares, have been omitted from loss per share because they are anti-dilutive. Net loss per common share was the same for both basic and diluted methods for the periods ended December 31, 2012, 2011 and 2010.
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
The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years (2008-2012) in these jurisdictions. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded.
Share-Based Compensation: The Company measures and recognizes compensation expense for all share-based payment awards made to employees, officers, directors, and consultants based on estimated fair values. The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model for option awards. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s Statements of Operations and Comprehensive Income (Loss). Share-based compensation is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from those estimates. For purposes of determining estimated fair value of share-based payment awards on the date of grant the Company uses the Black-Scholes option-pricing model (“Black-Scholes Model”) for option awards. The Black-Scholes Model requires the input of highly subjective assumptions. Because the Company’s employee stock options may have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of the Company’s employee stock options. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which result in changes to these assumptions and methodologies, which could materially impact the Company’s fair value determination. The Company estimates the fair value of its restricted stock awards as its stock price on the grant date.
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
Comprehensive Income (Loss): Comprehensive income (loss) consists of net income (loss) and changes in unrealized gains or losses on available-for-sale investments. Comprehensive income (loss) is presented in the Statements of Operations and Comprehensive Income (Loss).
Reclassifications: Certain reclassifications have been made to the 2010 and 2011 financial information to conform to the 2012 presentation. Such reclassifications had no effect on net losses for those periods.
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

NOTE 4. LIQUIDITY AND CONTINUED OPERATIONS

As of December 31, 2012, the Company had $12.6 million in cash and working capital of $12.8 million. During the year ended December 31, 2012, the Company sold 1,972,181 shares of common stock under its At-The-Market facility for aggregate net proceeds of $1.9 million. In September 2012 the Company completed a firm commitment offering for 9,166,700 shares of common stock and received net proceeds of $10.2 million. As discussed in Note 2, the Company is in the development stage and is currently incurring significant losses from operations as it works toward commercialization. The Company made payments of $6.3 million in the year ended December 31, 2012 for property, plant and equipment.
The Company has commenced production at its manufacturing facility. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented its new consumer products strategy. Changes in the level of expected operating losses, the timing of planned capital expenditures or other factors may negatively impact cash flows and reduce current cash and investments faster than anticipated. During 2012 the Company used $17.7 million in cash for operations, or an average of $4.4 million per quarter. During the fourth quarter of 2012 the Company used $4.8 million in cash for operations. Absent any adjustments to expenses or significant additional financing, and without considering capital expenditures or significant increases in product sales at a positive margin, the Company's cash could be depleted during the third quarter 2013. The major capital expenditures begun in 2008 were completed in 2012. In 2013 the Company expects to incur a base level of maintenance capital expenditures and relatively minor improvements to the existing asset base. The Company's primary significant long term obligation consists of a note payable of $6.6 million to a financial institution secured by a mortgage on its headquarters and manufacturing building in Thornton, Colorado. Total payments of $0.7 million, including principal and interest, will come due in 2013. Additional projected product revenues are not anticipated to result in a positive cash flow position for the year 2013 overall. As such, cash liquidity sufficient for the year ending December 31, 2013 will require additional financing, or a significant decrease in the operating expenditures, or some combination thereof. The Company continues to accelerate sales and marketing efforts related to its consumer products strategy through increased hiring. The Company has begun activities related to securing additional financing through strategic or financial investors, but there is no assurance that the Company will be able to raise additional capital on acceptable terms or at all. If the Company's revenues do not increase rapidly, and/or additional financing is not obtained, the Company will be required to significantly curtail operations to reduce costs and/or sell assets. Such actions would likely have an adverse impact on the Company's future operations.
On April 11, 2012, the Company received notice from The NASDAQ Stock Market (“Nasdaq”) stating that because the Company had not regained compliance with the $1.00 minimum bid price requirement for continued listing, the Company's common stock (listed on The Nasdaq Global Market) would be subject to delisting. On August 17, 2012, the Company received notification from The Nasdaq Listing Qualifications department that the Company had regained compliance with the minimum bid price requirement, and that the Company's noncompliance had been rectified. On December 5, 2012, the Company received notice from Nasdaq stating that it had again fallen out of compliance with the $1.00 minimum bid price requirement for continued listing. This notice has no immediate effect on the listing of the Company's common stock on the Nasdaq Global Market. The Company has been provided an initial compliance period of 180 calendar days, or until June 3, 2013, for its closing bid price to meet or exceed $1.00 per share for a minimum of 10 consecutive business days. If this initial compliance period were to expire, the Company could request a hearing which would stay any delisting action in connection with the notice and allow the continued listing of the Company's common stock until the Panel renders a decision subsequent to the hearing. There can be no assurance that the Company's plans to exercise diligent efforts to maintain the listing of its common stock on the Nasdaq Global Market will be successful. If not successful, there may be a negative impact on the Company's ability to raise capital through the equity markets, however, the Company could effect a reverse stock split, although such a split may have negative implications as well.

NOTE 5. RESTRICTED CASH
From time to time the Company establishes irrevocable letters of credit with its bank, collateralized by interest bearing accounts, in favor of equipment vendors. As of December 31, 2011, $1,427,053, denominated in Euros, was restricted under letters of credit. Amounts restricted under letters of credit are classified as "Restricted cash" under "Other Assets" in the Balance Sheets. No amounts were restricted as of December 31, 2012.

NOTE 6. INVESTMENTS
Investments held by the Company totaled $12,616,097 as of December 31, 2011. Investments were classified as available-for-sale and consist of U.S. government securities, municipal bonds and corporate securities. Such investments are carried at fair value, based on quoted market prices with the unrealized holding gains and losses reported as Unrealized gain (loss) on investments in the Statements of Operations and Other Comprehensive Income (Loss). There were no investments held by the Company as of December 31, 2012.

NOTE 7. TRADE RECEIVABLES

Trade receivables consist of amounts generated from product sales and government contracts. Accounts receivable totaled $100,164 and $342,087 as of December 31, 2012 and 2011, respectively. Trade receivables were net of allowances for doubtful accounts of $0 and $5,839 as of December 31, 2012 and 2011, respectively.
Provisional Indirect Cost Rates - During the years ended December 31, 2012, 2011 and 2010, the Company billed the government under cost-based research and development contracts at provisional billing rates which permit the recovery of indirect costs. These rates are subject to audit on an annual basis by the government agencies’ cognizant audit agency. The cost audit will result in the negotiation and determination of the final indirect cost rates. In the opinion of management, re-determination of any cost-based contracts will not have a material effect on the Company’s financial position or results of operations.

NOTE 8. PROPERTY, PLANT AND EQUIPMENT
The following table summarizes property, plant and equipment as of December 31, 2012 and December 31, 2011:

	As of December 31,
	2012	2011
Building	$5,820,735	$5,762,935
Furniture, fixtures, computer hardware and computer software	426,517	339,820
Manufacturing machinery and equipment	32,847,052	29,673,297
Leasehold improvements	884,709	884,709
Net depreciable property, plant and equipment	39,979,013	36,660,761
Manufacturing machinery and equipment in progress	—	236,770
Property, plant and equipment	39,979,013	36,897,531
Less: Accumulated depreciation and amortization	(12,725,298)	(7,964,875)
Net property, plant and equipment	$27,253,715	$28,932,656
Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $6,142,560, $7,527,150 and $6,681,176, respectively. Depreciation expense is recorded under “Research and development” expense and “Selling, general and administrative” expense in the Condensed Statements of Operations.
The Company incurred and capitalized interest costs related to the manufacturing facility building loan as follows during the years ended December 31, 2012 and 2011:

	For the years ended December 31,
	2012	2011
Interest cost incurred	$449,302	$465,103
Interest cost capitalized	(177,309)	(351,632)
Interest expense, net	$271,993	$113,471

In December 2012, all of the production equipment to be installed in the manufacturing facility had been delivered and was in service, therefore the Company no longer capitalizes interest related to its manufacturing facility building loan.

NOTE 9. IMPAIRMENT
The Company analyzes its long-lived assets for impairment, both individually and as a group, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. As a result of this analysis, the Company recorded impairment losses in the amounts of $3,401,610, $78,000,000 and $1,769,480 during the years ended December 31, 2012, 2011 and 2010, respectively.
Impairment losses taken during the years ended December 31, 2012 and December 31, 2010 were the result of certain manufacturing equipment no longer being utilized for its intended purpose. The significant impairment loss taken during the year ended December 31, 2011 was the result of adverse changes in market conditions, particularly the decreases in current and expected average selling prices for PV modules. This analysis utilized projected selling prices and operating costs under alternative scenarios to arrive at total estimated undiscounted cash flows. The Company used discounted cash flows to calculate an impairment charge in the amount of approximately $74.5 million against Property, Plant and Equipment. This impairment, combined with a charge of approximately $3.5 million taken against Deposits on manufacturing equipment, resulted in a total write down of $78.0 million in the second quarter of 2011. The impairment loss was measured as the amount by which the carrying amount of the underlying assets exceeded fair value, as calculated using the expected present value technique. Actual cash flows may differ from the forecasts used in the analysis. The analysis incorporated many different assumptions, including third party valuation experts and estimates which involve a high degree of judgment.

NOTE 10. INVENTORIES
Inventories consisted of the following at December 31, 2012 and December 31, 2011:

	As of December 31,
	2012	2011
Raw materials	$1,794,224	$2,411,403
Work in process	172,227	20,812
Finished goods	193,102	36,908
Total	$2,159,553	$2,469,123
During the years ended December 31, 2012 and December 31, 2011, the Company recognized lower of cost or market adjustments in the amounts of $1,022,000 and $609,000, respectively. These expenses are included within “Research and development” expense in the Statements of Operations and Comprehensive Income (Loss).

NOTE 11. DEPOSITS ON MANUFACTURING EQUIPMENT
As of December 31, 2011, deposits on manufacturing equipment related to the purchase of equipment not yet delivered were $3,583,000. Equipment purchase agreements are conditional purchase obligations that have milestone based deliverables, such as the Company’s acceptance of design requirements and successful installation and commissioning of the equipment. As of December 31, 2012, substantially all manufacturing equipment had been delivered and there were no remaining deposits held.

NOTE 12. DEBT
On February 8, 2008, the Company acquired a manufacturing and office facility in Thornton, Colorado, for approximately $5.5 million. The purchase was financed by a promissory note, deed of trust and construction loan agreement (the “Construction Loan”) with the Colorado Housing and Finance Authority (“CHFA”), which provided the Company borrowing availability of up to $7.5 million for the building and building improvements. In 2009, the Construction Loan was converted to a permanent loan pursuant to a Loan Modification Agreement between the Company and CHFA (the “Permanent Loan”). The Permanent Loan, collateralized by the building, has an interest rate of 6.6% and the principal will be amortized through its term to January 2028. The Company will incur a prepayment penalty if the Permanent Loan is prepaid prior to December 31, 2015. Further, pursuant to certain negative covenants in the Permanent Loan, the Company may not, among other things, without CHFA’s prior written consent (which by the terms of the deed of trust is subject to a reasonableness requirement): create or incur additional indebtedness (other than obligations created or incurred in the ordinary course of business); merge or consolidate with any other entity; or make loans or advances to the Company’s officers, shareholders, directors or employees.

As of December 31, 2012, future principal payments on long-term debt are due as follows:

2013	$264,935
2014	282,960
2015	302,210
2016	322,771
2017	344,730
Thereafter	5,097,464
$6,615,070

NOTE 13. STOCKHOLDERS’ EQUITY

At December 31, 2012, the Company’s authorized capital stock consisted of 125,000,000 shares of common stock, $0.0001 par value, and 25,000,000 shares of preferred stock, $0.0001 par value. Each share of common stock has the right to one vote.
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
Private Placements of Securities: The Company completed a private placement of securities with Norsk Hydro Produksjon AS (“Norsk Hydro”) in March 2007. Norsk Hydro purchased 1,600,000 shares of the Company’s common stock (representing 23% of the Company’s then outstanding common stock post transaction) for net proceeds of approximately $9.2 million.
In August 2007, Norsk Hydro acquired an additional 934,462 shares of the Company’s common stock and 1,965,690 Class B warrants through the exercise of an option previously granted to Norsk Hydro and approved by the Company's stockholders. Gross proceeds to the Company were $10.48 million. After acquiring these additional shares, Norsk Hydro again held 23% of the then outstanding common shares. Pursuant to a second option that was approved by Ascent’s stockholders in June 2007, beginning December 13, 2007, Norsk Hydro was entitled to purchase additional shares and Class B warrants up to a maximum of 35% of each class of security.
In March 2008, Norsk Hydro acquired an additional 2,341,897 shares of the Company’s common stock and 1,689,905 Class B warrants through the exercise of the second option previously granted to Norsk Hydro and approved by Ascent’s stockholders in June 2007, resulting in Norsk Hydro ownership of approximately 35% of each class of security. Gross proceeds to the Company were $28.4 million. As a result of the Company’s Secondary Public Offering in May 2008, Norsk Hydro’s holdings were diluted to approximately 27% of the then outstanding common stock.
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
In August 2011, the Company completed a strategic alliance with TFG Radiant. As part of this strategic alliance, TFG Radiant acquired 6,400,000 shares of the Company's common stock at a price of $1.15 per share or $7,360,000 in the aggregate. The closing price of the Company's common stock on August 12, 2011 was $0.73. In addition, TFG Radiant received an option to acquire an additional 9,500,000 shares of the Company's common stock at an exercise price of $1.55 per share. The option was approved by the Company's stockholders on October 27, 2011. This approval eliminated certain registration rights which would have been otherwise available to TFG Radiant related to the 6,400,000 share purchase. TFG Radiant may not exercise this option unless and until TFG Radiant meets a specified milestone associated with the construction of the first East Asia FAB. This option expires on February 12, 2014.

In January 2012, TFG Radiant agreed to purchase 8,067,390 shares of the Company's common stock owned by Norsk Hydro for $4 million, or approximately $0.50 per share. The TFG Radiant purchase closed on March 30, 2012. As of December 31, 2012, TFG Radiant's ownership was approximately 31% of the Company's outstanding Common Stock.
Secondary Public Offerings: In May 2008, the Company completed a secondary public offering of 4,370,000 shares of common stock, which included 570,000 shares issued upon the underwriter’s exercise of their overallotment in full. The offering price of $14.00 per share resulted in net proceeds of $56.8 million.
In October 2009, the Company completed a secondary offering of 4,615,385 shares of the Company’s common stock at a price of $6.50 per share. The net proceeds to the Company were approximately $27.9 million.
In November 2010, the Company completed a secondary offering of 5,250,000 shares of the Company’s common stock at a price of $4.15 per share. The net proceeds to the Company were approximately $20.4 million.
In February 2011, the Company entered into an At-The-Market Equity Offering Sales Agreement. Under this agreement the Company issued and sold 386,050 shares of its common stock for gross proceeds of $315,270 during 2011. This agreement was terminated on January 4, 2012.

In December 2011, the Company filed a “shelf” Registration Statement on Form S-3 with the SEC. With the shelf registration, the Company may from time to time sell common stock, preferred stock, warrants or some combination in one or more offerings for up to $25.0 million. The registration became effective February 14, 2012. This shelf registration replaces the Company's prior shelf registration statement which, in accordance with SEC rules, expired in early 2012. As of December 31, 2012 approximately $13.3 million was unused on the shelf registration.
In January 2012, the Company entered into an At-The-Market Equity Offering Sales Agreement under which the Company may issue and sell up to $5,000,000 of shares of its common stock from time to time. Sales of common stock, if any, will be made at market prices by any method that is deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including sales made directly on the NASDAQ stock exchange and any other trading market for the Company’s common stock, and sales to or through a market maker other than on an exchange. The aggregate compensation payable to the sales agent shall be equal to 3% of the gross sales price of the shares sold. As of December 31, 2012, 1,972,181 shares had been sold under this facility with net proceeds of $1.9 million.
In September 2012, the Company entered into an underwriting agreement with Aegis Capital Corp., providing for the sale, in a firm commitment offering, of 9,166,700 shares of the Company’s common stock, par value $0.0001 per share, at a price to the public of $1.20 per share. The Offering closed on September 25, 2012. Net proceeds were $10.2 million after deducting the underwriting discount and offering expenses payable by the Company of approximately $837,000.
As of December 31, 2012, the Company had 51,143,906 shares of common stock and no shares of preferred stock outstanding. The Company has not declared or paid any dividends through December 31, 2012.

NOTE 14. EQUITY PLANS AND SHARE-BASED COMPENSATION
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
Restricted Stock Plan: The Company’s 2008 Restricted Stock Plan, as amended (the “Restricted Stock Plan”) was adopted by the Board of Directors and was approved by the stockholders on July 1, 2008. The Restricted Stock Plan initially reserved up to 750,000 shares of the Company’s common stock for restricted stock awards and restricted stock units to eligible employees, directors and consultants of the Company. Upon recommendation of the Board of Directors, the stockholders approved an increase in the total shares of common stock reserved for issuance under the Restricted Stock Plan from 750,000 to 2,550,000 shares.
The Stock Option Plan and the Restricted Stock Plan are administered by the Compensation Committee of the Board of Directors, which determines the terms of the option and share awards, including the exercise price, expiration date, vesting schedule and number of shares. The term of any incentive stock option granted under the Stock Option Plan may not exceed ten years, or 5 years for options granted to an optionee owning more than 10% of the Company’s voting stock. The exercise price of an incentive stock option granted under the Option Plan must be equal to or greater than the fair market value of the shares of the Company’s common stock on the date the option is granted. An incentive stock option granted to an optionee owning more than 10% of the Company’s voting stock must have an exercise price equal to or greater than 110% of the fair market value of the Company’s common stock on the date the option is granted. The exercise price of a non-statutory option granted under the Option Plan must be equal to or greater than 85% of the fair market value of the shares of the Company’s common stock on the date the option is granted.
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
The share-based compensation expense recognized in the Condensed Statements of Operations was as follows:

	For the years ended December 31,
	2012	2011	2010
Share-based compensation cost included in:
Research and development	$304,013	$302,101	$630,944
Selling, general and administrative	620,302	1,270,506	2,082,524
Total share-based compensation cost	$924,315	$1,572,607	$2,713,468

The following table presents share-based compensation expense by type:

	For the years ended December 31,
	2012	2011	2010
Type of Award:
Stock Options	$443,103	$768,703	$1,252,732
Restricted Stock Units and Awards	481,212	803,904	1,460,736
Total share-based compensation cost	$924,315	$1,572,607	$2,713,468

Stock Options: The Company recognized share-based compensation expense for stock options of $443,000 to officers, directors and employees for the year ended December 31, 2012 related to stock option awards ultimately expected to vest and reduced for estimated forfeitures. The weighted average estimated fair value of employee stock options granted for the years ended December 31, 2012, 2011 and 2010 was $0.60, $1.49 and $2.81 per share, respectively. Fair value was calculated using the Black-Scholes Model with the following assumptions:

	For the years ended December 31,
	2012	2011	2010
Expected volatility	101.3%	97.9%	100.8%
Risk free interest rate	0.8%	2.1%	2.2%
Expected dividends	—	—	—
Expected life (in years)	5.2	6.3	6.0

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
As of December 31, 2012, total compensation cost related to non-vested stock options not yet recognized was $455,000 which is expected to be recognized over a weighted average period of approximately 2.4 years. As of December 31, 2012, 1,075,397 shares were vested or expected to vest in the future at a weighted average exercise price of $2.70. As of December 31, 2012, 1,808,800 shares remained available for future grants under the Option Plan.

The following table summarizes stock option activity for grants made within the Stock Option Plan and outside the plan (shares in thousands):

	Stock Option Shares	Stock Options Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2009	1,187	$5.74	8.41	$1,847,222
Granted	666	3.51
Exercised	(161)	(2.42)		$349,135
Forfeited	(176)	(5.52)
Outstanding at December 31, 2010	1,516	$5.14	8.32	$527,463
Granted	1,295	1.88
Exercised	(57)	(0.10)		$149,007
Forfeited	(1,308)	4.96
Outstanding at December 31, 2011	1,446	$2.58	8.77	$4,437
Granted	45	$0.80
Exercised	(14)	$0.68		$14,081
Forfeited	(257)	$2.54
Outstanding at December 31, 2012	1,220	$2.54	7.79	$8,057
Exercisable at December 31, 2012	596	$3.54	7.13	$7,982
Restricted Stock: In addition to the stock options discussed above, the Company recognized share-based compensation expense related to restricted stock grants of $481,000 for the year ended December 31, 2012. The weighted average estimated fair value of restricted stock grants for the years ended December 31, 2012, 2011 and 2010 was $0.57, $3.19 and $3.74, respectively.

Total unrecognized share-based compensation expense from unvested restricted stock as of December 31, 2012 was $45,000 which is expected to be recognized over a weighted average period of approximately 0.5 years. As of December 31, 2012, 43,407 shares were expected to vest in the future. As of December 31, 2012, 1,176,425 shares remained available for future grants under the Restricted Stock Plan.
The following table summarizes non-vested restricted stock and the related activity as of December 31, 2012 and for the years ended December 31, 2012 and 2011:

	Shares	Weighted Average Grant-Date Fair-Value
Non-vested at December 31, 2009	200	$6.85
Granted	325	$3.74
Vested	(270)
Forfeited	(9)
Non-vested at December 31, 2010	246	$5.48
Granted	488	3.19
Vested	(212)
Forfeited	(281)
Non-vested at December 31, 2011	241	$3.09
Granted	658	$0.57
Vested	(646)
Forfeited	(205)
Non-vested at December 31, 2012	48	$3.47

NOTE 15. INCOME TAXES

The Company records income taxes using the liability method. Under this method, deferred tax assets and liabilities are computed for the expected future impact of temporary differences between the financial statement and income tax bases of assets and liabilities using current income tax rates and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold before a benefit is recognized in the financial statements.
At December 31, 2012, the Company had $127,651,000 of cumulative net operating loss carryforwards for federal income tax purposes that were available to offset future taxable income through the year 2032. Under the Internal Revenue Code, the future utilization of net operating losses may be limited in certain circumstances where there is a significant ownership change. The Company prepared an analysis for the year ended December 31, 2012 and determined that a significant change in ownership has occurred as a result of the cumulative effect of the sales of common stock through its offerings. Such change limited the Company's utilizable net operating loss carryforwards to $40,607,000 for the year ended December 31, 2012.
Deferred income taxes reflect an estimate of the cumulative temporary differences recognized for financial reporting purposes from that recognized for income tax reporting purposes. At December 31, 2012 and 2011, the components of these temporary differences and the deferred tax asset were as follows:

	As of December 31
	2012	2011
Deferred Tax Asset
Current:
Accrued Expenses	$229,000	$60,000
Inventory Allowance	355,000	—
Total Current	584,000	60,000
Non-current:
Stock Based Compensation-Stock Options and Restricted Stock	1,209,000	1,064,000
Tax effect of NOL carryforward	14,359,000	36,134,000
Depreciation	29,019,000	30,016,000
Amortization	(190,000)	(117,000)
Warranty reserve	14,000	10,000
Total Non-current	44,411,000	67,107,000
Net deferred tax asset	44,995,000	67,167,000
Less valuation allowance	(44,995,000)	(67,167,000)
Net deferred tax asset	$—	$—
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical losses and projections of future taxable income over the periods in which the deferred tax assets are deductible, management believes it is not "more-likely-than-not" that the Company will realize the benefits of these deductible differences at December 31, 2012. The Company’s deferred tax valuation allowance of $44,995,000 reflected above is a decrease of $22,172,000 from the valuation allowance reflected as of December 31, 2011 of $67,167,000, resulting from the ownership change net operating loss limitation.
As of December 31, 2012, the Company has not recorded a liability for uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax (benefit)/expense. No interest and penalties related to uncertain tax positions were accrued at December 31, 2012.
The Company’s effective tax rate for the years ended December 31, 2012 and 2011 differs from the statutory rate due to the following (expressed as a percentage of pre-tax income):

	2012	2011
Federal statutory rate	35%	35%
State statutory rate	3%	3%
Permanent tax differences	—%	—%
Other	—%	—%
Limitation on NOL usage due to ownership change	(115)%	—%
Increase in valuation allowance	77%	(38)%
	—%	—%
NOTE 16. RELATED PARTY TRANSACTIONS
TFG Radiant owns approximately 31% of the Company's outstanding common stock as of December 31, 2012. In February 2012 the Company announced the appointment of Victor Lee as President and Chief Executive Officer. Mr. Lee had served on the Company's Board of Directors since November 2011 and is currently the managing director of Tertius Financial Group Pte Ltd, the joint venture partner with Radiant Group in TFG Radiant. In April 2012 the Company appointed the Chairman of TFG Radiant, Mr. Winston Xu (aka Xu Biao), as a member of its Board of Directors.
In June 2012, the Company entered into a supply agreement and a contract manufacturing agreement with TFG Radiant. Under the terms of the contract manufacturing agreement TFG Radiant will oversee certain aspects of the contract manufacturing process related to the Company's EnerPlex™ line of consumer products. The Company will compensate TFG Radiant for acting as general contractor in the contract manufacturing process. Under the supply agreement TFG Radiant intends to distribute the Company's consumer products in Asia. In December 2012, the Company entered into a consulting agreement with TGF Radiant for product design, product development and manufacturing coordination activities provided by TFG Radiant to the Company in connection with the Company's new line of consumer electronics products. The services agreement has a one year term initially, and the services agreement may be terminated by either party upon 10 days prior written notice. During the year ended December 31, 2012 the Company made disbursements to TFG Radiant in the amount of $1,458,000. Included within these disbursements is $600,000 for consulting fees and $858,000 for finished goods received and deposits for work-in-process. During the year ended December 31, 2012 the Company recognized revenue in the amount of $405,000 for products sold to TFG Radiant under the supply agreement. As of December 31, 2012 the Company had $596,000 in receivables and deposits with TFG Radiant. Accounts receivable from TFG Radiant were collected in January 2012.

NOTE 17. COMMITMENTS AND CONTINGENCIES
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
Ascent has paid Jefferies the fees it believes are owed under the Fee Agreement, which are a $100,000 retainer and approximately $49,000 of out-of-pocket expenses. The discovery process in the case is underway. Jefferies' motion for summary judgment has been denied. A trial date has not been set. Ascent believes that the Lawsuit is without merit. The Company intends to vigorously defend the Lawsuit.
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

NOTE 18. RETIREMENT PLAN
On July 1, 2006, the Company adopted a qualified 401(k) plan which provides retirement benefits for all of its eligible employees. Under the plan, employees become eligible to participate at the first entry date, provided that they are at least 21 years of age. The participants may elect through salary reduction to contribute up to ceilings established in the Internal Revenue Code. The Company will match 100% of the first six percent of employee contributions. In addition, the Company may make discretionary contributions to the Plan as determined by the Board of Directors. Employees are immediately vested in all salary reduction contributions. Rights to benefits provided by the Company’s discretionary and matching contributions vest 100% after the first year of service for all employees hired before January 1, 2010. For employees hired after December 31, 2009, matching contributions vest over a three-year period, one-third per year. Payments for 401(k) matching totaled $143,159, $257,823 and $366,006 for the years ended December 31, 2012, 2011 and 2010 respectively. Payments for 401(k) matching are recorded under “Research and development" expense and “Selling, general and administrative" expense in the Statements of Operations.

NOTE 19. SELECTED QUARTERLY FINANCIAL DATA (unaudited)
The following table presents selected unaudited Statements of Operations and Balance Sheet information for each of the quarters in the years ended December 31, 2012 and 2011 (in thousands, except per share data):
Selected Statements of Operations information:

	For the Quarter Ended
Year Ended December 31, 2012	December 31	September 30	June 30	March 31
Revenue	$45	$556	$155	$441
Research and Development Expense	5,778	5,730	4,830	4,390
Selling, General and Administrative Expense	1,140	1,188	1,186	1,494
Impairment Loss	3,402	—	—	—
Loss from Operations	(10,275)	(6,362)	(5,861)	(5,443)
Net Loss	(10,954)	(6,398)	(5,906)	(5,511)
Basic and diluted loss per share	$(0.21)	$(0.15)	$(0.14)	$(0.14)

	For the Quarter Ended
Year Ended December 31, 2012	December 31	September 30	June 30	March 31
Current Assets	$15,713	$22,176	$16,411	$22,294
Total Assets	43,524	54,569	49,696	55,906
Current Liabilities	2,909	3,084	2,811	3,253
Working Capital	12,804	19,092	13,600	19,041
Long-Term Obligations	6,388	6,456	6,511	6,577
Stockholders’ Equity	34,227	45,029	40,374	46,076

	For the Quarter Ended
Year Ended December 31, 2011	December 31	September 30	June 30	March 31
Revenue	$751	$989	$1,027	$1,184
Research and Development Expense	4,681	4,145	6,701	8,595
Selling, General and Administrative Expense	1,511	1,524	1,642	2,454
Impairment Loss	—	—	78,000	—
Loss from Operations	(5,441)	(4,680)	(85,316)	(9,865)
Net Loss	(5,557)	(5,363)	(85,169)	(9,655)
Basic and diluted loss per share	$(0.14)	$(0.15)	$(2.63)	$(0.30)

	For the Quarter Ended
Year Ended December 31, 2011	December 31	September 30	June 30	March 31
Current Assets	$27,113	$31,094	$29,275	$35,532
Total Assets	61,425	66,447	69,096	153,502
Current Liabilities	4,780	4,780	9,423	8,951
Working Capital	22,333	26,314	19,852	26,581
Long-Term Obligations	6,642	6,704	6,763	6,823
Stockholders’ Equity	50,003	54,963	52,910	137,728

INDEX TO EXHIBITS
Set forth below is a list of exhibits that are being filed or incorporated by reference into this Annual Report on Form 10-K:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form SB-2 filed on January 23, 2006 (Reg. No. 333-131216))

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)

3.3	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on February 17, 2009)

3.4	First Amendment to Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)

3.5	Second Amendment to Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed January 25, 2013)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form SB-2 filed on January 23, 2006 (Reg. No. 333-131216))

4.2	Form of Class B Warrant (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form SB-2 filed on January 23, 2006 (Reg. No. 333-131216))

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

10.25
Equipment Purchase Agreement, dated January 7, 2010, between the Company and ITN Energy Systems, Inc. (incorporated by reference to Exhibit 10.46 to our Annual Report on Form 10-K for the year ended December 31, 2009)

10.26
At-the-Market Equity Offering Sales Agreement between the Company and Stifel, Nicolaus & Company, Incorporated dated February 28, 2011 (incorporated by reference to Exhibit 10.39 to our Annual Report on Form 10-K filed February 28, 2011)

10.27	Executive Employment Agreement dated March 31, 2011 between the Company and Ron Eller (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 6, 2011) †

10.28
Securities Purchase Agreement dated as of August 12, 2011 between TFG Radiant Investment Group Ltd. and the Company (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on August 15, 2011)

10.29
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

10.33
At the Market Offering Sales Agreement dated as of January 5, 2012 between JonesTrading Institutional Services LLC and the Company (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on January 5, 2012)

10.34
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

10.36	Services Agreement dated December 10, 2012 between the Company and TFG Radiant (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed December 14, 2012)

Exhibit No.	Description
23.1	Consent of Hein & Associates LLP*

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

CTR	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†	Denotes management contract or compensatory plan or arrangement.