Form 10-Q
period 2013-03-31
Ascent Solar Technologies, Inc.
filed 2013-05-09
CIK 1350102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
 ______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2013, there were 51,523,758 shares of our common stock issued and outstanding.

ASCENT SOLAR TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q
Quarterly Period Ended March 31, 2013

PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements (unaudited)	3
	Condensed Balance Sheets—As of March 31, 2013 and December 31, 2012	3
	Condensed Statements of Operations and Comprehensive Income (Loss)—For the three months ended March 31, 2013 and March 31, 2012 and for the period from inception (October 18, 2005) through March 31, 2013	4
	Condensed Statements of Cash Flows—For the three months ended March 31, 2013 and March 31, 2012 and for the period from inception (October 18, 2005) through March 31, 2013	5
	Notes to Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	17
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Mine Safety Disclosures	18
Item 5.	Other Information	19
Item 6.	Exhibits	19
SIGNATURES		20
EXHIBIT INDEX		21

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

ASCENT SOLAR TECHNOLOGIES, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$6,946,368	$12,621,477
Trade receivables	169,141	100,164
Related party receivables and deposits	508,108	596,339
Inventories	2,167,264	2,159,553
Prepaid expenses and other current assets	526,392	235,305
Total current assets	10,317,273	15,712,838
Property, Plant and Equipment:	39,264,868	39,979,013
Less accumulated depreciation and amortization	(13,374,218)	(12,725,298)
	25,890,650	27,253,715
Other Assets:
Patents, net of amortization of $56,062 and $48,150, respectively	579,131	500,879
Other non-current assets	55,625	56,563
	634,756	557,442
Total Assets	$36,842,679	$43,523,995
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$671,940	$855,373
Accrued expenses	1,585,604	1,788,635
Current portion of long-term debt	269,331	264,935
Total current liabilities	2,526,875	2,908,943
Long-Term Debt	6,281,131	6,350,135
Accrued Warranty Liability	41,403	38,187
Commitments and Contingencies (Notes 4 & 11)
Stockholders’ Equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.0001 par value, 125,000,000 shares authorized; 51,523,758 and 51,143,906 shares issued and outstanding, respectively	5,152	5,114
Additional paid in capital	246,197,803	245,996,950
Deficit accumulated during the development stage	(218,209,685)	(211,775,334)
Total stockholders’ equity	27,993,270	34,226,730
Total Liabilities and Stockholders’ Equity	$36,842,679	$43,523,995
The accompanying notes are an integral part of these condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended		For the Period from Inception (October 18, 2005) Through March 31, 2013 *
	March 31,
	2013	2012
Revenues
Products	$175,685	$10,234	$2,103,948
Government contracts	59,252	431,332	9,726,301
Total Revenues	234,937	441,566	11,830,249
Costs and Expenses
Research and development	5,320,229	4,390,325	105,734,465
Selling, general and administrative	1,242,591	1,494,111	42,073,009
Impairment loss	—	—	83,171,090
Total Costs and Expenses	6,562,820	5,884,436	230,978,564
Loss from Operations	(6,327,883)	(5,442,870)	(219,148,315)
Other Income/(Expense), net	(106,468)	(67,636)	938,630
Net Loss	$(6,434,351)	$(5,510,506)	$(218,209,685)
Other Comprehensive Income (Loss)
Unrealized gain (loss) on investments	—	(966)	—
Comprehensive Loss	$(6,434,351)	$(5,511,472)	$(218,209,685)

Net Loss Per Share (Basic and diluted)	$(0.13)	$(0.14)
Weighted Average Common Shares Outstanding (Basic and diluted)	51,333,822	40,547,280
* Includes related party product revenue of $404,680. See Note 10.

The accompanying notes are an integral part of these condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period from Inception (October 18, 2005) through March 31,
	For the Three Months Ended
	March 31,
	2013	2012	2013
Operating Activities:
Net loss	$(6,434,351)	$(5,510,506)	$(218,209,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,542,479	1,444,011	26,055,626
Stock based compensation	174,891	350,342	12,986,583
Common stock issued for services	26,000	—	84,950
Realized loss on forward contracts	—	—	1,430,766
Foreign currency transaction loss (gain)	—	5,365	(590,433)
Amortization of financing costs and discounts	—	—	998,565
Impairment loss	—	—	83,171,090
Contract cancellation loss	—	—	1,167,586
Changes in operating assets and liabilities:
Accounts receivable	(68,977)	(6,637)	(169,141)
Related party receivables and deposits	88,231	—	(508,108)
Inventories	(7,711)	148,095	(2,167,264)
Prepaid expenses and other current assets	(291,087)	(315,287)	(526,392)
Accounts payable	(183,433)	(92,792)	671,939
Accrued expenses	20,513	(42,098)	858,111
Deferred revenue	—	12,190	—
Warranty reserve	3,216	—	41,403
Net cash used in operating activities	(5,130,229)	(4,007,317)	(94,704,404)
Investing Activities:
Purchases of available-for-sale securities	—	(638,572)	(907,118,828)
Maturities and sales of available-for-sale securities	—	6,884,867	907,118,828
Purchase of property, plant and equipment	(394,108)	(2,690,956)	(135,216,111)
Restricted cash for manufacturing equipment	—	958,686	—
Patent activity costs	(86,164)	(25,680)	(610,235)
Net cash provided by (used in) investing activities	(480,272)	4,488,345	(135,826,346)
Financing Activities:
Proceeds from bridge loan financing	—	—	1,600,000
Repayment of bridge loan financing	—	—	(1,600,000)
Payment of debt financing costs	—	—	(273,565)
Payment of equity offering costs	—	—	(10,302,040)
Proceeds from debt	—	—	7,700,000
Repayment of debt	(64,608)	(460,493)	(2,249,538)
Proceeds from shareholder under Section 16(b)	—	—	148,109
Proceeds from issuance of stock and warrants	—	1,234,391	242,502,280
Redemption of Class A warrants	—	—	(48,128)
Net cash provided by (used in) financing activities	(64,608)	773,898	237,477,118
Net change in cash and cash equivalents	(5,675,109)	1,254,926	6,946,368
Cash and cash equivalents at beginning of period	12,621,477	11,298,885	—
Cash and cash equivalents at end of period	$6,946,368	$12,553,811	$6,946,368
Non-Cash Transactions:
ITN initial contribution of assets for equity	$—	$—	$31,200
Note with ITN and related capital expenditures	$—	$—	$1,100,000

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

NOTE 2. BASIS OF PRESENTATION
The Company’s activities to date have consisted substantially of raising capital, research and development, establishment and development of the Company's production plant and product development. Revenues to date have been primarily generated from the Company’s governmental research and development contracts and have not been significant. The Company’s planned principal operations to commercialize flexible photovoltaic ("PV") modules and PV integrated consumer electronics have commenced, but have generated limited revenue to date. Accordingly, the Company is considered to be in the development stage and has provided additional disclosure of inception to date activity in the Condensed Statements of Operations and Comprehensive Income (Loss) and Condensed Statements of Cash Flows.
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and footnotes typically found in U.S. GAAP audited annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. The Condensed Balance Sheet at December 31, 2012 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. These condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company’s significant accounting policies were described in Note 3 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. There have been no significant changes to these policies and no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2013 that are of significance or potential significance to the Company.

NOTE 4. LIQUIDITY AND CONTINUED OPERATIONS
As of March 31, 2013, the Company had $6.9 million in cash and working capital of $7.8 million. As discussed in Note 2, the Company is in the development stage and is currently incurring significant losses from operations as it works toward commercialization. The Company made cash payments of $0.4 million in the three months ended March 31, 2013 for property, plant and equipment.

The Company has commenced production at its manufacturing facility. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented its new consumer products strategy. Changes in the level of expected operating losses, the timing of planned capital expenditures or other factors may negatively impact cash flows and reduce current cash and investments faster than anticipated. During the first quarter of 2013 the Company used $5.1 million in cash for operations, as compared to the prior quarter when $4.8 million was used for operations. Absent any adjustments to expenses or significant additional financing, and without considering capital expenditures or significant increases in product sales at a positive margin, the Company's cash could be depleted during the third quarter 2013. In 2013 the Company expects to incur a base level of maintenance capital expenditures and relatively minor improvements to the existing asset base. The Company's primary significant long term obligation consists of a note payable of $6.6 million to a financial institution secured by a mortgage on its headquarters and manufacturing building in Thornton, Colorado. Total payments of $0.5 million, including principal and interest, will come due during the remainder of 2013. Additional projected product revenues are not anticipated to result in a positive cash flow position for the year 2013 overall. As such, cash liquidity sufficient for the year ending December 31, 2013 will require additional financing, or a significant decrease in the operating expenditures, or some combination thereof. The Company continues to accelerate sales and marketing efforts related to its consumer products strategy through increased hiring. The Company has begun activities related to securing additional financing through strategic or financial investors, but there is no assurance that the Company will be able to raise additional capital on acceptable terms or at all. If the Company's revenues do not increase rapidly, and/or additional financing is not obtained, the Company will be required to significantly curtail operations to reduce costs and/or sell assets. Such actions would likely have an adverse impact on the Company's future operations.
On April 11, 2012, the Company received notice from The NASDAQ Stock Market (“Nasdaq”) stating that because the Company had not regained compliance with the $1.00 minimum bid price requirement for continued listing, the Company's common stock (listed on The Nasdaq Global Market) would be subject to delisting. On August 17, 2012, the Company received notification from The Nasdaq Listing Qualifications department that the Company had regained compliance with the minimum bid price requirement, and that the Company's noncompliance had been rectified. On December 5, 2012, the Company received notice from Nasdaq stating that it had again fallen out of compliance with the $1.00 minimum bid price requirement for continued listing. This notice has no immediate effect on the listing of the Company's common stock on the Nasdaq Global Market. The Company has been provided an initial compliance period of 180 calendar days, or until June 3, 2013, for its closing bid price to meet or exceed $1.00 per share for a minimum of 10 consecutive business days. The Company recently filed its Proxy Statement for the 2013 Annual Meeting, which included a proposal that would, if approved by the shareholders, authorize the Board to effect a reverse stock split of the Company's issued and outstanding common stock. The Board's implementation of a reverse stock could result in compliance with the $1.00 minimum bid requirement, but may have other negative implications. There can be no assurance that the Company's plans to exercise diligent efforts to maintain the listing of its common stock on the Nasdaq Global Market will be successful. If not successful, there may be a negative impact on the Company's ability to raise capital through the equity markets.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT
The following table summarizes property, plant and equipment as of March 31, 2013 and December 31, 2012:

	As of March 31,	As of December 31,
	2013	2012
Building	$5,820,509	$5,820,735
Furniture, fixtures, computer hardware and computer software	435,267	426,517
Manufacturing machinery and equipment	33,009,092	32,847,052
Leasehold improvements	—	884,709
Net depreciable property, plant and equipment	39,264,868	39,979,013
Less: Accumulated depreciation and amortization	(13,374,218)	(12,725,298)
Net property, plant and equipment	$25,890,650	$27,253,715
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
Depreciation expense for the three months ended March 31, 2013 and 2012 was $1,533,629 and $1,441,262, respectively. Depreciation expense is recorded under “Research and development” expense and “Selling, general and administrative” expense in the Condensed Statements of Operations.
The Company incurred and capitalized interest costs related to the manufacturing facility building loan as follows during the three months ended March 31, 2013 and 2012:

	For the three months ended March 31,
	2013	2012
Interest cost incurred	$109,732	$113,847
Interest cost capitalized	—	(46,331)
Interest expense, net	$109,732	$67,516

NOTE 6. INVENTORIES
Inventories consisted of the following at March 31, 2013 and December 31, 2012:

	As of March 31,	As of December 31,
	2013	2012
Raw materials	$1,751,613	$1,794,224
Work in process	156,124	172,227
Finished goods	259,527	193,102
Total	$2,167,264	$2,159,553

NOTE 7. DEBT
On February 8, 2008, the Company acquired a manufacturing and office facility in Thornton, Colorado, for approximately $5.5 million. The purchase was financed by a promissory note, deed of trust and construction loan agreement (the “Construction Loan”) with the Colorado Housing and Finance Authority (“CHFA”), which provided the Company borrowing availability of up to $7.5 million for the building and building improvements. In 2009, the Construction Loan was converted to a permanent loan pursuant to a Loan Modification Agreement between the Company and CHFA (the “Permanent Loan”). The Permanent Loan, collateralized by the building, has an interest rate of 6.6% and the principal will be amortized through its term to January 2028. The Company will incur a prepayment penalty if the Permanent Loan is prepaid prior to December 31, 2015. Further, pursuant to certain negative covenants in the Permanent Loan, the Company may not, among other things, without CHFA’s prior written consent (which by the terms of the deed of trust is subject to a reasonableness requirement): create or incur additional indebtedness (other than obligations created or incurred in the ordinary course of business); merge or consolidate with any other entity; or make loans or advances to the Company’s officers, shareholders, directors or employees. The outstanding balance of the Permanent Loan was $6,550,462 as of March 31, 2013.

As of March 31, 2013, future principal payments on long-term debt are due as follows:

2013	$200,327
2014	282,960
2015	302,210
2016	322,771
2017	344,730
Thereafter	5,097,464
$6,550,462

NOTE 8. STOCKHOLDERS’ EQUITY
At March 31, 2013, the Company’s authorized capital stock consisted of 125,000,000 shares of common stock, $0.0001 par value, and 25,000,000 shares of preferred stock, $0.0001 par value. Each share of common stock has the right to one vote.
Preferred stock, $0.0001 par value per share, may be issued in classes or series. Designations, powers, preferences, rights, qualifications, limitations and restrictions are determined by the Company’s Board of Directors.
In January 2013, the Company retained a consulting firm to provide certain consulting services relating to the retail distribution of the Company's consumer products. In exchange for the consulting services, the Company issued 240,000 unregistered shares of Common Stock to the consulting firm. Under the terms of the consulting agreement, the Company will hold the shares in escrow until January 2014. With this issuance, half of the shares vested immediately, and the remaining shares are expected to vest in January 2014.
As of March 31, 2013, the Company had 51,523,758 shares of common stock and no shares of preferred stock outstanding. The Company has not declared or paid any dividends through March 31, 2013.

NOTE 9. EQUITY PLANS AND SHARE-BASED COMPENSATION
Share-Based Compensation: The Company measures share-based compensation cost at the grant date based on the fair value of the award and recognizes this cost as an expense over the grant recipients’ requisite service periods for all awards made to employees, officers, directors and consultants.
The share-based compensation expense recognized in the Condensed Statements of Operations was as follows:

	For the three months ended March 31,
	2013	2012
Share-based compensation cost included in:
Research and development	$66,256	$102,165
Selling, general and administrative	108,635	248,177
Total share-based compensation cost	$174,891	$350,342

The following table presents share-based compensation expense by type:

	For the three months ended March 31,
	2013	2012
Type of Award:
Stock Options	$104,950	$190,279
Restricted Stock Units and Awards	69,941	160,063
Total share-based compensation cost	$174,891	$350,342

Stock Options: The Company recognized share-based compensation expense for stock options of $105,000 to officers, directors and employees for the three months ended March 31, 2013 related to stock option awards ultimately expected to vest.

The weighted average estimated fair value of employee stock options granted for the three months ended March 31, 2013 and 2012 was $0.48 and $0.56 per share, respectively. Fair value was calculated using the Black-Scholes Model with the following assumptions:

	For the three months ended March 31,
	2013	2012
Expected volatility	97%	103%
Risk free interest rate	1%	1%
Expected dividends	—	—
Expected life (in years)	5.2	5.2

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
As of March 31, 2013, total compensation cost related to non-vested stock options not yet recognized was $643,000 which is expected to be recognized over a weighted average period of approximately 2.1 years. As of March 31, 2013, 1,619,713 shares were vested or expected to vest in the future at a weighted average exercise price of $2.02. As of March 31, 2013, 1,094,300 shares remained available for future grants under the Option Plan.
Restricted Stock: In addition to the stock options discussed above, the Company recognized share-based compensation expense related to restricted stock grants of $70,000 for the three months ended March 31, 2013. The weighted average estimated fair value of restricted stock grants for the three months ended March 31, 2013 and 2012 was $0.46 and $0.56 per share, respectively.

Total unrecognized share-based compensation expense from unvested restricted stock as of March 31, 2013 was $178,000 which is expected to be recognized over a weighted average period of approximately 0.7 years. As of March 31, 2013, 334,046 shares were expected to vest in the future. As of March 31, 2013, 749,017 shares remained available for future grants under the Restricted Stock Plan.

NOTE 10. RELATED PARTY TRANSACTIONS
TFG Radiant Investment Group Ltd. and its affiliates ("TFG Radiant") owns approximately 31% of the Company's outstanding common stock as of March 31, 2013. In February 2012 the Company announced the appointment of Victor Lee as President and Chief Executive Officer. Mr. Lee had served on the Company's Board of Directors since November 2011 and is currently the managing director of Tertius Financial Group Pte Ltd, the joint venture partner with Radiant Group in TFG Radiant. In April 2012 the Company appointed the Chairman of TFG Radiant, Mr. Winston Xu (aka Xu Biao), as a member of its Board of Directors.
In June 2012, the Company entered into a supply agreement and a contract manufacturing agreement with TFG Radiant. Under the terms of the contract manufacturing agreement, TFG Radiant will oversee certain aspects of the contract manufacturing process related to the Company's EnerPlex™ line of consumer products. The Company will compensate TFG Radiant for acting as general contractor in the contract manufacturing process. Under the supply agreement TFG Radiant intends to distribute the Company's consumer products in Asia. In December 2012, the Company entered into a consulting agreement with TFG Radiant for product design, product development and manufacturing coordinating activities provided by TFG Radiant to the Company in connection with the Company's new line of consumer electronic products. The services agreement has a one year term initially, and the services agreement may be terminated by either party upon 10 days prior written notice.
During the three months ended March 31, 2013, the Company made disbursements to TFG Radiant in the amount of $517,000, consisting of $200,000 for consulting fees and $317,000 for finished goods received and deposits for work-in process. In the third quarter of 2012, the Company recognized revenue in the amount of $405,000 for products sold to TFG Radiant under the supply agreement. As of March 31, 2013 and December 31, 2012, the Company held $508,000 and $596,000, respectively, in receivables due from and deposits paid to TFG Radiant.

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

Overview
We are a development stage company formed to commercialize flexible photovoltaic modules using our proprietary technology. Since our formation in October 2005, the majority of our cash outlays have gone toward the investment in capital equipment necessary to develop our manufacturing capabilities for producing the commercial products we envision and for research and development. For the three months ended March 31, 2013, we generated $235,000 of revenue. Our product revenue was $176,000 and our revenue from government research and development contracts was $59,000. We do not consider this level of sales sufficient for exiting development stage.
Product revenue for the quarter reflects the shift in our sales strategy to focus on 1) geographic expansion 2) specific customer and market segments and 3) our dual offering of EnerPlex™ consumer products as well as off-grid applications employing our technology in a variety of end-use applications. Our geographic expansion includes new distribution and retail relationships in the Americas, Europe and Asia-Pacific Regions. Our results also reflect EnerPlex traction in segments including mobile accessories, consumer electronics and outdoor specialty gear. In our off-grid segment our co-development partners are ordering products for diverse applications in vehicle battery charging, military applications, specialty outdoor gear, transportation and aerospace applications. Our product roadmap includes the release of several complimentary products presented in a wide range of wattages which we expect will accelerate our sales traction in the markets noted above.
Our proprietary manufacturing process deposits multiple layers of materials, including a thin film of highly efficient Copper-Indium-Gallium-diSelenide (“CIGS”) semiconductor material, on a flexible, lightweight, plastic substrate using a roll-to-roll manufacturing process and then laser patterns the layers to create interconnected PV cells, or PV modules, in a process known as monolithic integration. We believe that our technology and manufacturing process, which results in a lighter, flexible module package, provides us with a unique market opportunity relative to both the crystalline silicon (“c-Si”) based PV manufacturers that currently lead the PV market, as well as other thin film PV manufacturers that use substrate materials such as glass, stainless steel or other metals that can be heavier and more rigid than plastics. Due to the high durability of the monolithic integration employed by our technology, the capability to customize modules into different form factors and the industry leading light weight and flexibility provided by our modules, we believe there are numerous potential applications for our products.
We continue to accelerate our transition to a business model focusing on developing PV integrated consumer electronics. In June 2012, we launched our new line of consumer products under the EnerPlex brand, and introduced our first product, the Surfr™, a solar assisted case and charger for the Apple® iPhone® 4/4S smart phone featuring our ultra-light CIGS thin film technology. The charger incorporates our ultra-light and thin PV module into a sleek, protective iPhone 4/4S case, along with a thin battery. The charger adds minimal weight and size to an iPhone smart phone, yet provides supplemental charging when needed. In August we announced the launch of the second version of Surfr, a solar assisted charger for the Samsung® Galaxy S® III, which provides 85% additional battery life.
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
We continue to design and manufacture PV integrated consumer electronics, as well as portable power applications for commercial and military users, and we have adjusted our equipment utilization to meet our near term sales forecast. Products in these consumer oriented markets are priced based on the overall product value proposition as compared with directly competitive products or substitute products rather than on a cost per watt basis, typically used in commodity solar markets.
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
The addition of TFG Radiant as a major shareholder in August 2011 has significantly improved our capabilities on a number of fronts. TFG Radiant's domicile in China provides us access to high quality, low cost contract manufacturing in Asia through expansion of TFG Radiant existing relationships developed through many years of successful operation in China. Integrating these suppliers into our supply chain enables us to bring our products to market faster. TFG Radiant also provides a global product perspective that significantly improves the product design activities of our Thornton, Colorado designers as they collaborate with designers in Asia. We continue to integrate and improve the design-to-manufacture process where we manufacture modules in our US plant, ship them to Asia for completion into finished goods at low cost and then ship products to all markets we will serve. See Related Pparty Activity below.
We plan to continue the development of our current PV technology to increase module efficiency, improve our manufacturing tooling and process capabilities and reduce manufacturing costs. We also plan to continue to take advantage of research and development contracts to fund a portion of this development.
Related Party Activity
TFG Radiant Investment Group Ltd. and its affiliates ("TFG Radiant") owns approximately 31% of our outstanding common stock as of March 31, 2013. In February 2012, we announced the appointment of Victor Lee as President and Chief Executive Officer. Mr. Lee had served on our Board of Directors since November 2011 and is currently the managing director of Tertius Financial Group Pte Ltd, the joint venture partner with Radiant Group in TFG Radiant. In April 2012, we appointed the Chairman of TFG Radiant, Mr. Winston Xu (aka Xu Biao), as a member of our Board of Directors.
In June 2012, we entered into a supply agreement and a contract manufacturing agreement with TFG Radiant. Under the terms of the contract manufacturing agreement, TFG Radiant will oversee certain aspects of the contract manufacturing process related to our EnerPlex™ line of consumer products. We will compensate TFG Radiant for acting as general contractor in the contract manufacturing process. Under the supply agreement TFG Radiant intends to distribute our consumer products in Asia. In December 2012, we entered into a consulting agreement with TFG Radiant for product design, product development and manufacturing coordinating activities provided by TFG Radiant to us in connection with our new line of consumer electronic products. The services agreement has a one year term initially, and the services agreement may be terminated by either party upon 10 days prior written notice.
During the three months ended March 31, 2013, we made disbursements to TFG Radiant in the amount of $517,000, consisting of $200,000 for consulting fees and $317,000 for finished goods received and deposits for work-in process. In the third quarter of 2012, we recognized revenue in the amount of $405,000 for products sold to TFG Radiant under the supply agreement. As of March 31, 2013 and December 31, 2012, we held $508,000 and $596,000, respectively, in receivables due from and deposits paid to TFG Radiant.
Significant Trends, Uncertainties and Challenges
We believe that the significant trends, uncertainties and challenges that directly or indirectly affect our financial performance and results of operations include whether:

•	we can generate customer acceptance of and demand for our products;

•	we successfully ramp up commercial production on the equipment installed;

•	our products are successfully and timely certified for use in our target markets;

•	we successfully operate production tools to achieve the efficiencies, throughput and yield necessary to reach our cost targets;

•	the products we design are saleable at a price sufficient to generate profits;

•	our strategic alliance with TFG Radiant results in the design, manufacture and sale of sufficient products to achieve profitability;

•	we raise sufficient capital to enable us to reach a level of sales sufficient to achieve profitability, on terms favorable to us;

•	we are able to be successful in designing, manufacturing, marketing, distributing and selling our newly introduced line of consumer oriented products;

•	we effectively manage the planned ramp up of our operations;

•	we are able to maintain the listing of our common stock on the NASDAQ Global Market or Capital Market;

•	we are able to achieve projected operational performance and cost metrics;

•	we successfully develop and maintain strategic relationships with key partners, including OEMs, system integrators and distributors, who deal directly with end users in our target markets;

•	we are able to enter into commercially viable licensing, joint venture, or other commercial arrangements; and

•	raw materials are available to us on acceptable terms and in sufficient quantities.
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
Our significant accounting policies were described in Note 3 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no changes to these policies that are of potential significance to us during the three months ended March 31, 2013.
Recent Accounting Pronouncements

See Note 3, “Summary of Significant Accounting Policies,” in the Notes to Condensed Financial Statements. There are no new accounting pronouncements that are of significance or potential significance to us.

Results of Operations
Comparison of the Three Ended March 31, 2013 and 2012
Our activities to date have substantially consisted of raising capital, business and product development, research and development and the development of our production lines.
Revenues. Our revenues were $235,000 for the three months ended March 31, 2013 compared to $442,000 for the three months ended March 31, 2012, a decrease of $207,000. Revenues for the three months ended March 31, 2013 include $176,000 of product sales compared to $10,000 for the three months ended March 31, 2012, an increase of $165,000. Revenues earned on our government research and development contracts decreased by $372,000 during the three months ended March 31, 2013, due to the winding down of several government contracts.
Research and development. Research and development costs were $5,320,000 for the three months ended March 31, 2013 compared to $4,390,000 for the three months ended March 31, 2012, an increase of $930,000. Research and development costs include the costs incurred for production activities in our manufacturing facility and facility and equipment infrastructure costs. Research and development costs also include costs related to our governmental contracts. Costs related to production activities increased by $1,232,000. The production cost increase was comprised of consulting and contract service costs of $599,000, materials and equipment related costs of $347,000, personnel related costs of $333,000 and depreciation and amortization of $82,000, offset by decreases in facility related costs of $113,000 and stock option expense of $24,000. Governmental research and development expenditures decreased by $302,000 in the three months ended March 31, 2013. This decrease is the result of reductions in consulting and contract service costs of $228,000, personnel related costs of $41,000, materials and equipment related costs of $15,000 and stock option expense of $12,000.
Selling, general and administrative. Selling, general and administrative expenses were $1,242,000 for the three months ended March 31, 2013 compared to $1,494,000 for the three months ended March 31, 2012, a decrease of $252,000. This decrease is comprised of personnel related costs of $155,000, stock option expense of $140,000, facility and IT related costs of $70,000 and public company related costs of $57,000, offset by an increase in consulting and contract services of 171,000.
Other Income / (Expense), net. Other Income / (Expense) was $106,000 net expense for the three months ended March 31, 2013 compared to $67,000 net expense for the three months ended March 31, 2012, an increase of $39,000, primarily the result of an increase in interest expense.
Net Loss. Our Net Loss was $6,434,000 for the three months ended March 31, 2013 compared to a Net Loss of $5,510,000 for the three months ended March 31, 2012, an increase of $924,000.

The increase in Net Loss can be summarized in variances in significant account activity as follows:

Decrease (increase) to Net Loss For the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012
Revenues
Products	$165,000
Government Contracts	(372,000)
Research and development costs
Manufacturing research and development	(1,257,000)
Government research and development	291,000
Non-cash stock based compensation	36,000
Selling, general and administrative expenses
Corporate selling, general and administrative	112,000
Non-cash stock based compensation	140,000
Other Income / (Expense), net	(39,000)
Increase to Net Loss	$(924,000)

Liquidity and Capital Resources
As of March 31, 2013, we had approximately $6.9 million in cash and cash equivalents and working capital of $7.8 million. We are in the development stage and are currently incurring significant losses from operations as we work toward further commercialization.
We have commenced production at our manufacturing facility. We do not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until we have fully implemented our new consumer products strategy. Changes in the level of expected operating losses, the timing of planned capital expenditures or other factors may negatively impact cash flows and reduce current cash and investments faster than anticipated. During the first quarter of 2013 we used $5.1 million in cash for operations. Absent any adjustments to expenses or significant additional financing, and without considering capital expenditures or significant increases in product sales at a positive margin, our cash could be depleted during the third quarter 2013. In 2013 we expect to incur a base level of maintenance capital expenditures and relatively minor improvements to the existing asset base. Our primary significant long term obligation consists of a note payable of $6.6 million to a financial institution secured by a mortgage on our headquarters and manufacturing building in Thornton, Colorado. Total payments of $0.5 million, including principal and interest, will come due in 2013. Additional projected product revenues are not anticipated to result in a positive cash flow position for the year 2013 overall. As such, cash liquidity sufficient for the year ending December 31, 2013 will require additional financing, or a significant decrease in the operating expenditures, or some combination thereof. We continue to accelerate sales and marketing efforts related to our consumer products strategy through increased hiring. We have begun activities related to securing additional financing through strategic or financial investors, but there is no assurance that we will be able to raise additional capital on acceptable terms or at all. If our revenues do not increase rapidly, and/or additional financing is not obtained, we will be required to significantly curtail operations to reduce costs and/or sell assets. Such actions would likely have an adverse impact on our future operations.
For the three months ended March 31, 2013, our cash used in operations was $5.1 million compared to $4.0 million for the three months ended March 31, 2012, an increase of $1.1 million. The net loss in the first quarter of 2013, net of non-cash items depreciation and amortization and stock based compensation, was $4.7 million, a slight increase as compared to the figure of $3.7 million in 2012. Relatively minor differences in balance sheet accounts in 2013 and 2012 account for the remaining increase in cash used of $0.1 million. In the first quarter of 2013, expenditures for equipment purchases of $0.4 million combined with negative operating cash flows of $5.1 million were funded through the use of cash and cash equivalents held at December 31, 2012.
On April 11, 2012, we received notice from The NASDAQ Stock Market (“Nasdaq”) stating that because we had not regained compliance with the $1.00 minimum bid price requirement for continued listing, our common stock (listed on The Nasdaq Global Market) would be subject to delisting. On August 17, 2012, we received notification from The Nasdaq Listing Qualifications department that we had regained compliance with the minimum bid price requirement, and that our noncompliance had been rectified. On December 5, 2012, we received notice from Nasdaq stating that we had again fallen out of compliance with the $1.00 minimum bid price requirement for continued listing. This notice has no immediate effect on the listing of our common stock on the Nasdaq Global Market. We have been provided an initial compliance period of 180 calendar days, or until June 3, 2013, for our closing bid price to meet or exceed $1.00 per share for a minimum of 10 consecutive business days. We recently filed our Proxy Statement for our 2013 Annual Meeting, which included a proposal that would, if approved by the shareholders, authorize our Board to effect a reverse stock split of our issued and outstanding common stock. The Board's implementation of a reverse stock could result in compliance with the $1.00 minimum bid requirement, but may have other negative implications. There can be no assurance that our plans to exercise diligent efforts to maintain the listing of its common stock on the Nasdaq Global Market will be successful. If not successful, there may be a negative impact on our ability to raise capital through the equity markets.
Contractual Obligations
The following table presents our contractual obligations as of March 31, 2013. Our long-term debt obligation is related to our building loan reflecting both principal and interest. Our purchase obligations include orders for equipment, inventory and operating expenses.

		Payments Due by Year (in thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$10,289	$694	$2,081	$2,081	$5,433
Operating lease obligations	52	52	—	—	—
Purchase obligations	1,232	1,232	—	—	—
Total	$11,573	$1,978	$2,081	$2,081	$5,433
Off Balance Sheet Transactions
As of March 31, 2013, we did not have any off balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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
Interest Rate Risk
Our exposure to market risks for changes in interest rates relates primarily to our cash equivalents. As of March 31, 2013, our cash equivalents consisted only of federally insured operating and savings accounts held with financial institutions. From time to time we hold money market funds, investments in U.S. government securities and high quality corporate securities. The primary objective of our investment activities is to preserve principal and provide liquidity on demand, while at the same time maximizing the income we receive from our investments without significantly increasing risk. The direct risk to us associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a change in interest rates will have a significant impact on our financial position, results of operations or cash flows.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (SEC) rules and forms. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of March 31, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2013, our disclosure controls and procedures were effective.
Changes in Internal Control over Disclosure and Reporting
There was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in the updated risk factors in our Annual Report on Form 10-K filed on March 14, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K filed on March 14, 2013 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In January 2013, the Company retained a consulting firm to provide certain consulting services relating to the retail distribution of the Company's consumer products. In exchange for the consulting services, the Company issued 240,000 unregistered shares of Common Stock to the consulting firm. Under the terms of the consulting agreement, the Company will hold the shares in escrow until January 2014. With this issuance, half of the shares vested immediately, and the remaining shares are expected to vest in January 2014.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits
A list of exhibits is found on page 21 of this report.

ASCENT SOLAR TECHNOLOGIES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of May, 2013.

ASCENT SOLAR TECHNOLOGIES, INC.

By:	/S/ GARY GATCHELL
Gary Gatchell Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

ASCENT SOLAR TECHNOLOGIES, INC.
EXHIBIT INDEX

Exhibit No.	Description
31.1*	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.