Form 10-Q
period 2013-06-30
Ascent Solar Technologies, Inc.
filed 2013-08-08
CIK 1350102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
 ______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2013, there were 54,135,610 shares of our common stock issued and outstanding.

ASCENT SOLAR TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q
Quarterly Period Ended June 30, 2013

PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements (unaudited)	3
	Condensed Balance Sheets—As of June 30, 2013 and December 31, 2012	3
	Condensed Statements of Operations—For the three and six months ended June 30, 2013 and June 30, 2012 and for the period from inception (October 18, 2005) through June 30, 2013	4
	Condensed Statements of Cash Flows—For the six months ended June 30, 2013 and June 30, 2012 and for the period from inception (October 18, 2005) through June 30, 2013	5
	Notes to Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Mine Safety Disclosures	22
Item 5.	Other Information	22
Item 6.	Exhibits	22
SIGNATURES		23
EXHIBIT INDEX		24

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

ASCENT SOLAR TECHNOLOGIES, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$3,996,059	$12,621,477
Trade receivables	135,392	100,164
Related party receivables and deposits	175,117	596,339
Inventories	2,078,690	2,159,553
Prepaid expenses and other current assets	506,807	235,305
Total current assets	6,892,065	15,712,838
Property, Plant and Equipment:	39,518,816	39,979,013
Less accumulated depreciation and amortization	(14,918,500)	(12,725,298)
	24,600,316	27,253,715
Other Assets:
Patents, net of amortization of $64,790 and $48,150, respectively	745,290	500,879
Other non-current assets	84,671	56,563
	829,961	557,442
Total Assets	$32,322,342	$43,523,995
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$341,287	$855,373
Accrued expenses	1,887,697	1,788,635
Current portion of long-term debt	273,799	264,935
Make-whole dividend liability	332,000	—
Total current liabilities	2,834,783	2,908,943
Long-Term Debt	6,210,983	6,350,135
Accrued Warranty Liability	41,403	38,187
Commitments and Contingencies (Notes 4 & 11)
Stockholders’ Equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized; 125,000 and 0 shares issued and outstanding, respectively ($1,002,630 Liquidation Preference)	13	—
Common stock, $0.0001 par value, 125,000,000 shares authorized; 54,135,610 and 51,143,906 shares issued and outstanding, respectively	5,414	5,114
Additional paid in capital	249,119,814	245,996,950
Deficit accumulated during the development stage	(225,890,068)	(211,775,334)
Total stockholders’ equity	23,235,173	34,226,730
Total Liabilities and Stockholders’ Equity	$32,322,342	$43,523,995
The accompanying notes are an integral part of these condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended		For the Period from Inception (October 18, 2005) Through June 30, 2013 *
	June 30,		June 30,
	2013	2012	2013	2012
Revenues
Products	$166,271	$62,718	$341,956	$72,952	$2,270,219
Government contracts	58,780	91,833	118,032	523,165	9,785,081
Total Revenues	225,051	154,551	459,988	596,117	12,055,300
Costs and Expenses
Research and development	5,590,336	4,830,139	10,910,565	9,220,463	111,324,801
Selling, general and administrative	1,610,822	1,186,213	2,853,413	2,680,324	43,683,831
Impairment loss	—	—	—	—	83,171,090
Total Costs and Expenses	7,201,158	6,016,352	13,763,978	11,900,787	238,179,722
Loss from Operations	(6,976,107)	(5,861,801)	(13,303,990)	(11,304,670)	(226,124,422)
Other Income/(Expense), net	(107,017)	(44,066)	(213,485)	(111,702)	831,613
Net Loss	$(7,083,124)	$(5,905,867)	$(13,517,475)	$(11,416,372)	$(225,292,809)
Deemed dividend on Preferred Stock and accretion of warrants	(597,259)	—	(597,259)	—	(597,259)
Net Loss applicable to common stockholders	$(7,680,383)	$(5,905,867)	$(14,114,734)	$(11,416,372)	$(225,890,068)

Net Loss Per Share (Basic and diluted)	$(0.15)	$(0.14)	$(0.27)	$(0.28)
Weighted Average Common Shares Outstanding (Basic and diluted)	52,931,642	41,172,019	52,137,145	40,861,375
* Includes related party product revenue of $404,680. See Note 10.

The accompanying notes are an integral part of these condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period from Inception (October 18, 2005) through June 30,
	For the Six Months Ended
	June 30,
	2013	2012	2013
Operating Activities:
Net loss	$(13,517,475)	$(11,416,372)	$(225,292,809)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,096,426	3,081,163	27,609,573
Stock based compensation	367,918	551,688	13,179,610
Common stock issued for services	65,000	—	123,950
Realized loss on forward contracts	—	—	1,430,766
Foreign currency transaction loss (gain)	—	5,365	(590,433)
Amortization of financing costs and discounts	—	—	998,565
Impairment loss	—	—	83,171,090
Contract cancellation loss	—	—	1,167,586
Changes in operating assets and liabilities:
Accounts receivable	(35,228)	214,204	(135,392)
Related party receivables and deposits	421,222	—	(175,117)
Inventories	80,863	160,388	(2,078,690)
Prepaid expenses and other current assets	(271,502)	(147,762)	(506,807)
Accounts payable	(514,086)	(173,387)	341,286
Accrued expenses	322,607	(115,095)	1,160,205
Warranty reserve	3,216	—	41,403
Net cash used in operating activities	(9,981,039)	(7,839,808)	(99,555,214)
Investing Activities:
Purchases of available-for-sale securities	—	(638,572)	(907,118,828)
Maturities and sales of available-for-sale securities	—	13,253,650	907,118,828
Purchase of property, plant and equipment	(648,056)	(4,260,552)	(135,470,059)
Restricted cash for manufacturing equipment	—	958,391	—
Patent activity costs	(261,052)	(46,636)	(785,123)
Net cash provided by (used in) investing activities	(909,108)	9,266,281	(136,255,182)
Financing Activities:
Proceeds from bridge loan financing	—	—	1,600,000
Repayment of bridge loan financing	—	—	(1,600,000)
Payment of debt financing costs	—	—	(273,565)
Payment of equity offering costs	—	—	(10,302,040)
Proceeds from debt	—	—	7,700,000
Repayment of debt	(130,288)	(521,989)	(2,315,218)
Proceeds from shareholder under Section 16(b)	—	—	148,109
Proceeds from issuance of stock and warrants	2,395,017	1,236,663	244,897,297
Redemption of Class A warrants	—	—	(48,128)
Net cash provided by financing activities	2,264,729	714,674	239,806,455
Net change in cash and cash equivalents	(8,625,418)	2,141,147	3,996,059
Cash and cash equivalents at beginning of period	12,621,477	11,298,885	—
Cash and cash equivalents at end of period	$3,996,059	$13,440,032	$3,996,059
Non-Cash Transactions:
ITN initial contribution of assets for equity	$—	$—	$31,200
Note with ITN and related capital expenditures	$—	$—	$1,100,000
Make-whole provision on convertible preferred stock	$332,000	$—	$332,000
Beneficial conversion feature on convertible preferred stock	$265,259	$—	$265,259

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
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and footnotes typically found in U.S. GAAP audited annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. The Condensed Balance Sheet at December 31, 2012 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. These condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company’s significant accounting policies were described in Note 3 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. There have been no significant changes to these policies and no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2013 that are of significance or potential significance to the Company.

NOTE 4. LIQUIDITY AND CONTINUED OPERATIONS
As of June 30, 2013, the Company had $4.0 million in cash and working capital of $4.1 million. As discussed in Note 2, the Company is in the development stage and is currently incurring significant losses from operations as it works toward commercialization. The Company made cash payments of $0.6 million in the six months ended June 30, 2013 for property, plant and equipment. In May 2013, the Company completed the sale of 2,500,000 shares of common stock in a private placement for proceeds of $1.4 million. In June 2013, the Company contracted to sell 750,000 shares of Series A preferred stock and warrants to purchase up to 2,625,000 shares of common stock in a private placement for gross proceeds of $6.0 million. As of June 30, 2013, the Company had received $1.0 million from the sale of preferred stock and warrants. On August 7, 2013, the Company had a second closing and received $3.0 million. The third closing and the receipt of the final $2.0 million is expected to occur in August 2013.
The Company has commenced production at its manufacturing facility. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented its new consumer products strategy. Changes in the level of expected operating losses, the timing of planned capital expenditures or other factors may negatively impact cash flows and reduce current cash and investments faster than anticipated. During the second quarter of 2013, the Company used $4.9 million in cash for operations, as compared to the prior quarter when $5.1 million was used for operations.
In 2013, the Company expects to incur a base level of maintenance capital expenditures and relatively minor improvements to the existing asset base. The Company's primary significant long term obligation consists of a note payable of $6.5 million to a financial institution secured by a mortgage on its headquarters and manufacturing building in Thornton, Colorado. Total payments of $0.3 million, including principal and interest, will come due during the remainder of 2013. Additional projected product revenues are not anticipated to result in a positive cash flow position for the year 2013 overall. Upon completion of the Series A and warrant financing, the Company will require minimal additional cash liquidity for the year ending December 31, 2013. The Company continues to accelerate sales and marketing efforts related to its consumer products strategy through increased hiring. The Company has begun activities related to securing additional financing through strategic or financial investors, but there is no assurance that the Company will be able to raise additional capital on acceptable terms or at all. If the Company's revenues do not increase rapidly, and/or additional financing is not obtained, the Company will be required to significantly curtail operations to reduce costs and/or sell assets. Such actions would likely have an adverse impact on the Company's future operations.
On April 11, 2012, the Company received notice from The NASDAQ Stock Market (“Nasdaq”) stating that because the Company had not regained compliance with the $1.00 minimum bid price requirement for continued listing, the Company's common stock (listed on The Nasdaq Global Market) would be subject to delisting. On August 17, 2012, the Company received notification from The Nasdaq Listing Qualifications department that the Company had regained compliance with the minimum bid price requirement, and that the Company's noncompliance had been rectified. On December 5, 2012, the Company received notice from Nasdaq stating that it had again fallen out of compliance with the $1.00 minimum bid price requirement for continued listing. The Company was provided 180 days to regain compliance. On June 4, 2013, the Company received notice from Nasdaq stating that because the Company had not regained compliance with the minimum bid price requirement for continued listing, the Company's common stock would be subject to delisting. The Company presented its plan to regain compliance before a Nasdaq Hearings Panel on July 11, 2013. On August 5, 2013, the Company received notification from The Nasdaq Listing Qualifications department that the Company had regained compliance with the minimum bid price requirement, and that the Company's noncompliance had been rectified.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT
The following table summarizes property, plant and equipment as of June 30, 2013 and December 31, 2012:

	As of June 30,	As of December 31,
	2013	2012
Building	$5,820,509	$5,820,735
Furniture, fixtures, computer hardware and computer software	445,845	426,517
Manufacturing machinery and equipment	33,252,462	32,847,052
Leasehold improvements	—	884,709
Net depreciable property, plant and equipment	39,518,816	39,979,013
Less: Accumulated depreciation and amortization	(14,918,500)	(12,725,298)
Net property, plant and equipment	$24,600,316	$27,253,715
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
Depreciation expense for the three months ended June 30, 2013 and 2012 was $1,544,282 and $1,628,609, respectively, and for the six months ended June 30, 2013 and 2012 was $3,077,911 and $3,069,871, respectively. Depreciation expense is recorded under “Research and development” expense and “Selling, general and administrative” expense in the Condensed Statements of Operations.
The Company incurred and capitalized interest costs related to the manufacturing facility building loan as follows during the six months ended June 30, 2013 and 2012:

	For the six months ended June 30,
	2013	2012
Interest cost incurred	$218,392	$226,692
Interest cost capitalized	—	(107,818)
Interest expense, net	$218,392	$118,874

NOTE 6. INVENTORIES
Inventories consisted of the following at June 30, 2013 and December 31, 2012:

	As of June 30,	As of December 31,
	2013	2012
Raw materials	$1,225,858	$1,794,224
Work in process	222,545	172,227
Finished goods	630,287	193,102
Total	$2,078,690	$2,159,553

NOTE 7. DEBT
On February 8, 2008, the Company acquired a manufacturing and office facility in Thornton, Colorado, for approximately $5.5 million. The purchase was financed by a promissory note, deed of trust and construction loan agreement (the “Construction Loan”) with the Colorado Housing and Finance Authority (“CHFA”), which provided the Company borrowing availability of up to $7.5 million for the building and building improvements. In 2009, the Construction Loan was converted to a permanent loan pursuant to a Loan Modification Agreement between the Company and CHFA (the “Permanent Loan”). The Permanent Loan, collateralized by the building, has an interest rate of 6.6% and the principal will be amortized through its term to January 2028. The Company will incur a prepayment penalty if the Permanent Loan is prepaid prior to December 31, 2015. Further, pursuant to certain negative covenants in the Permanent Loan, the Company may not, among other things, without CHFA’s prior written consent (which by the terms of the deed of trust is subject to a reasonableness requirement): create or incur additional indebtedness (other than obligations created or incurred in the ordinary course of business); merge or consolidate with any other entity; or make loans or advances to the Company’s officers, shareholders, directors or employees. The outstanding balance of the Permanent Loan was $6,484,782 as of June 30, 2013.

As of June 30, 2013, future principal payments on long-term debt are due as follows:

2013	$134,647
2014	282,960
2015	302,210
2016	322,771
2017	344,730
Thereafter	5,097,464
$6,484,782

NOTE 8. STOCKHOLDERS’ EQUITY
Common Stock
At June 30, 2013, the Company had 125,000,000 shares of common stock, $0.0001 par value, authorized for issuance. Each share of common stock has the right to one vote. As of June 30, 2013, the Company had 54,135,610 shares of common stock outstanding. The Company has not declared or paid any dividends related to the common stock through June 30, 2013.
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
In April 2013, the Company entered into a Stock Purchase Agreement with an investor to sell an aggregate of 2,500,000 unregistered shares of common stock at a per share price of $0.57. In May 2013, the Company received proceeds of $1,425,000 from this transaction.
Preferred Stock
At June 30, 2013, the Company had 25,000,000 shares of preferred stock, $0.0001 par value, authorized for issuance, of which 750,000 shares have been designated as Series A Preferred Stock. Preferred stock may be issued in classes or series. Designations, powers, preferences, rights, qualifications, limitations and restrictions are determined by the Company’s Board of Directors. As of June 30, 2013, the Company had 125,000 shares of Series A preferred stock outstanding. As of June 30, 2013, the Company had not declared or paid any dividends related to the preferred stock.
Series A Preferred Stock
In June 2013, the Company entered into a Securities Purchase Agreement with an investor to sell an aggregate of 750,000 shares of Series A Preferred Stock at a price of $8.00 per share, resulting in gross proceeds of $6,000,000. This purchase agreement included warrants to purchase up to 2,625,000 shares of common stock of the Company.
Holders of Series A Preferred Stock are entitled to cumulative dividends at a rate of 8.0% per annum when and if declared by the Board of Directors in its sole discretion. The dividends may be paid in cash or in the form of common stock (valued at 10% below market price), at the discretion of the Board of Directors. The dividend rate on the Series A Preferred Stock is indexed to the Company's stock price and subject to adjustment. In addition, the Securities Purchase Agreement contains a make-whole provision whereby, conversion or redemption of the preferred stock within 4 years of issuance will require dividends for the full four year period to be paid by the Company in cash or common stock (valued at 10% below market price).
The Series A Preferred Stock may be converted into shares of common stock at the option of the Company if the closing price of the common stock exceeds $1.60, as adjusted, for 20 consecutive trading days, or by the holder at any time. The Company has the right to redeem the Series A Preferred Stock at a price of $8.00 per share, plus any accrued and unpaid dividends, plus the make-whole amount (if applicable). As of June 30, 2013, the Company was entitled to redeem the outstanding preferred shares for $1.0 million in cash, plus a make-whole amount of $0.3 million, payable in cash or 418,967 common shares. At June 30, 2013, the preferred shares were not eligible for conversion to common shares at the option of the Company. The holder of the preferred shares may convert to common shares at any time, at no cost, at a ratio of 1 preferred share into 10 common shares (subject to standard ratable anti-dilution adjustments). Upon any conversion (whether at the option of the Company or the holder), the holder is entitled to receive any accrued but unpaid dividends and also any make-whole amount (if applicable).
Except as otherwise required by law (or with respect to approval of certain actions), the Series A Preferred Stock shall have no voting rights. Upon any liquidation, dissolution or winding up of the Company, after payment or provision for payment of debts and other liabilities of the Company, the holders of Series A Preferred Stock shall be entitled to receive, pari passu with any distribution to the holders of common stock of the Company, an amount equal to $8.00 per share of Series A Preferred Stock plus any accrued and unpaid dividends.
The warrants offered as part of the Securities Purchase Agreement have a three year term and require payment of an exercise price of $0.90 per common share to the Company.
The transfer of cash and securities in the Series A Preferred Shares Securities Purchase Agreement will take place incrementally. At the initial closing on June 17, 2013, the Company sold 125,000 shares of Series A Preferred Stock and a warrant to purchase 437,500 shares of common stock and received proceeds of $1,000,000. On August 7, 2013, the Company sold 375,000 shares of Series A Preferred Stock and a warrant to purchase 1,312,500 shares of common stock and received proceeds of $3,000,000. The Company expects to receive the final $2,000,000 in August 2013. Once the final proceeds are received, the Company will issue 250,000 shares of Series A Preferred Stock and a warrant to purchase 875,000 shares of common stock.
Accounting for the Series A Preferred Shares
As of June 30, 2013, the Company recorded only the initial closing, or 125,000 preferred shares and 437,500 warrants issued and the $1,000,000 received prior to June 30, 2013. The remainder of the transaction will be recorded when cash and securities have been exchanged.
Upon its issuance, the Series A Preferred Stock was first evaluated under FASB ASC 480, “ Distinguishing Liabilities from Equity” (“ASC 480”), and it was determined that it was not within the scope of ASC 480; therefore, the Series A Preferred Stock was not considered a liability under ASC 480. The warrants associated with the Series A Preferred Stock offering were also not considered a liability as assessed under ASC 480.
Under FASB ASC 470, “ Debt with Conversion Features and Other Options” (“ASC 470"), the proceeds from issuance must be allocated to both the Series A Preferred Stock and the warrants using the relative fair value method. The allocation of proceeds to the warrants created a discount in the fair value of the Series A Preferred Stock in the amount $0.2 million. Because the Series A Preferred Stock was immediately convertible, the discount was accreted as of the date of issuance.
The Series A Preferred Stock was then evaluated under ASC 470 to determine if there was a beneficial conversion feature (“BCF”). A convertible financial instrument includes a BCF if its conversion rate is lower than the issuer's stock price at the commitment date. The BCF compares the carrying value of the preferred stock after the value of any derivatives or equity instruments have been allocated from the proceeds to the transaction date value of the number of shares of common stock that the holder would receive upon conversion. The calculation resulted in a BCF of $0.1 million. Because the Series A Preferred Stock was immediately convertible, the BCF was recorded as a deemed dividend as of the date of issuance.
The Series A Preferred Stock issuance includes a make-whole provision with a variable rate dividend which is indexed to the Company's own stock. The make-whole provision has attributes of an embedded derivative and was evaluated under ASC 815, “ Derivatives and Hedging” (“ASC 815”). The Company believes that the Series A Preferred Stock is an equity host for the purposes of evaluating the make-whole provision for potential bifurcation. The Series A Preferred Stock holder is entitled to convert to common shares at any time after issuance. If converted within four years of issuance, the holder is entitled to a make-whole dividend which is payable in cash or registered shares, at the Company's election. The Company concluded that the make-whole payment should be characterized as an embedded derivative under ASC 815. The Company recorded a make-whole dividend of $0.3 million during the three months ended June 30, 2013 and a corresponding make-whole dividend liability of $0.3 million as of June 30, 2013. The fair value of this dividend liability, which is indexed to the Company's common stock, will be evaluated at each period end, with changes in fair value recorded in Other Income/(Expense) in the Condensed Statements of Operations.

NOTE 9. EQUITY PLANS AND SHARE-BASED COMPENSATION

Share-Based Compensation: The Company measures share-based compensation cost at the grant date based on the fair value of the award and recognizes this cost as an expense over the grant recipients’ requisite service periods for all awards made to employees, officers, directors and consultants.
The share-based compensation expense recognized in the Condensed Statements of Operations was as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Share-based compensation cost included in:
Research and development	$58,570	$68,012	$124,826	$170,177
Selling, general and administrative	134,457	133,334	243,092	381,511
Total share-based compensation cost	$193,027	$201,346	$367,918	$551,688

The following table presents share-based compensation expense by type:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Type of Award:
Stock Options	$96,595	$84,389	$201,545	$274,668
Restricted Stock Units and Awards	96,432	116,957	166,373	277,020
Total share-based compensation cost	$193,027	$201,346	$367,918	$551,688

Stock Options: The Company recognized share-based compensation expense for stock options of $202,000 to officers, directors and employees for the six months ended June 30, 2013 related to stock option awards ultimately expected to vest. The weighted average estimated fair value of employee stock options granted for the six months ended June 30, 2013 and 2012 was $0.48 and $0.56 per share, respectively. Fair value was calculated using the Black-Scholes Model with the following assumptions:

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
As of June 30, 2013, total compensation cost related to non-vested stock options not yet recognized was $550,000 which is expected to be recognized over a weighted average period of approximately 1.8 years. As of June 30, 2013, 1,581,673 shares were vested or expected to vest in the future at a weighted average exercise price of $2.04. As of June 30, 2013, 1,094,300 shares remained available for future grants under the Option Plan.
Restricted Stock: In addition to the stock options discussed above, the Company recognized share-based compensation expense related to restricted stock grants of $166,000 for the six months ended June 30, 2013. The weighted average estimated fair value of restricted stock grants for the six months ended June 30, 2013 and 2012 was $0.62 and $0.56 per share, respectively.

Total unrecognized share-based compensation expense from unvested restricted stock as of June 30, 2013 was $156,000 which is expected to be recognized over a weighted average period of approximately 0.5 years. As of June 30, 2013, 237,715 shares were expected to vest in the future. As of June 30, 2013, 749,017 shares remained available for future grants under the Restricted Stock Plan.

NOTE 10. RELATED PARTY TRANSACTIONS
TFG Radiant Investment Group Ltd. and its affiliates ("TFG Radiant") owns approximately 30% of the Company's outstanding common stock as of June 30, 2013. In February 2012, the Company announced the appointment of Victor Lee as President and Chief Executive Officer. Mr. Lee had served on the Company's Board of Directors since November 2011 and is currently the managing director of Tertius Financial Group Pte Ltd, the joint venture partner with Radiant Group in TFG Radiant. In April 2012, the Company appointed the Chairman of TFG Radiant, Mr. Winston Xu (aka Xu Biao), as a member of its Board of Directors.
In June 2012, the Company entered into a supply agreement and a contract manufacturing agreement with TFG Radiant. Under the terms of the contract manufacturing agreement, TFG Radiant will oversee certain aspects of the contract manufacturing process related to the Company's EnerPlex™ line of consumer products. The Company will compensate TFG Radiant for acting as general contractor in the contract manufacturing process. Under the supply agreement, TFG Radiant intends to distribute the Company's consumer products in Asia. In December 2012, the Company entered into a consulting agreement with TFG Radiant for product design, product development and manufacturing coordinating activities provided by TFG Radiant to the Company in connection with the Company's new line of consumer electronic products. The services agreement has a one year term initially, and the services agreement may be terminated by either party upon 10 days prior written notice.
During the six months ended June 30, 2013, the Company made disbursements to TFG Radiant in the amount of $857,000, consisting of $400,000 for consulting fees and $457,000 for finished goods received and deposits for work-in process. In the third quarter of 2012, the Company recognized revenue in the amount of $405,000 for products sold to TFG Radiant under the supply agreement. As of June 30, 2013 and December 31, 2012, the Company held $175,000 and $596,000, respectively, in receivables due from and deposits paid to TFG Radiant.

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

NOTE 12. SUBSEQUENT EVENT
On July 2, 2013, the Company entered into a framework agreement for the establishment of a joint venture with the Government of the Municipal City of Suqian in Jiangsu Province, China (“Suqian”).
The agreement covers a multi-faceted, three-phase project. Completion of all three phases would involve an anticipated investment of up to $500 million over 6 years, primarily funded by Suqian.
Under the framework agreement, in the first phase the Company and Suqian will form a joint venture entity (“JV”) in which the Company will have majority interest of up to 80%. The JV will build a factory to manufacture the Company's proprietary photovoltaic modules. The Company will contribute proprietary technology and intellectual property, approximately $1.6 million in cash, and certain equipment from its Colorado facility. Suqian will provide cash of approximately $32.5 million as well as rent-free use of a 270,000 square foot factory that is currently being built in the Suqian Economic & Industrial Development Science Park. The total project size of phase one under the agreement is expected to be approximately $160 million. The Company will have the right to purchase this factory within the first 5 years at the initial construction cost, as well as the right to purchase Suqian's ownership interest in the JV for a modest nominal cost above Suqian's cash investment.
The implementation of the framework agreement, including the formation of the JV entity, will be subject to a number of contractual conditions and governmental approvals. Such conditions and approvals must be obtained in the future in order for the Suqian factory to be built and become operational.

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

Overview
We are a development stage company formed to commercialize flexible photovoltaic modules using our proprietary technology. Since our formation in October 2005, the majority of our cash outlays have gone toward the investment in capital equipment necessary to develop our manufacturing capabilities for producing the commercial products we envision and for research and development. For the six months ended June 30, 2013, we generated $460,000 of revenue. Our product revenue was $342,000 and our revenue from government research and development contracts was $118,000. We do not consider this level of sales sufficient for exiting development stage.
Product revenue for the quarter reflects the shift in our sales strategy to focus on 1) geographic expansion 2) specific customer and market segments and 3) our dual offering of EnerPlex™ consumer products as well as off-grid applications employing our technology in a variety of end-use applications. Our geographic expansion includes new distribution and retail relationships in the Americas, Europe and Asia-Pacific Regions. Our results also reflect EnerPlex traction in segments including mobile accessories, consumer electronics and outdoor specialty gear. In our off-grid segment, our co-development partners are ordering products for diverse applications in vehicle battery charging, military applications, specialty outdoor gear, transportation and aerospace applications. Our product roadmap includes the release of several complimentary products presented in a wide range of wattages which we expect will accelerate our sales traction in the markets noted above.
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
We continue to accelerate our transition to a business model focusing on developing PV integrated consumer electronics. In June 2012, we launched our new line of consumer products under the EnerPlex brand, and introduced our first product, the Surfr™, a solar assisted case and charger for the Apple® iPhone® 4/4S smart phone featuring our ultra-light CIGS thin film technology. The charger incorporates our ultra-light and thin PV module into a sleek, protective iPhone 4/4S case, along with a thin battery. The charger adds minimal weight and size to an iPhone smart phone, yet provides supplemental charging when needed. In August 2012, we announced the launch of the second version of Surfr, a solar assisted charger for the Samsung® Galaxy S® III, which provides 85% additional battery life.
In December 2012, we launched the EnerPlex Kickr™ and EnerPlex Jumpr™ product series. The EnerPlex Kickr IV is an extremely portable, compact and durable solar charging device, approximately seven inches by seven inches when folded, and weighing only 316 grams, or less than half a pound. The Kickr IV provides 4.5 watt regulated power that can help charge phones, tablets, digital cameras, and other devices. The Kickr IV is ideal for outdoor activities such as camping, hiking and mountain climbing and daily city use. Complementing the Kickr IV is the Jumpr 4400 and the Jumpr 7800, rechargeable, portable battery packs providing from three to five complete charge cycles for a smart phone.
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
In the first half of 2013, we launched our new retail relationship with Fry's Electronics Inc., a premier California-based retailer. Our entire EnerPlex series of consumer solar-integrated products is now available at all Fry's retail locations, as well as online through www.frys.com.
We also established additional distributor relationships to reach consumers, including:

•	MKRAK Management Inc. as our exclusive distributor to golf pro-shops and select retail stores in the Canadian market.

•	Power IT-2 for distribution of our EnerPlex series of consumer products in the United Kingdom.

•	Sun2Voltage as our exclusive distributor of EnerPlex products in Scandinavia.

•	D.Phone (DiXinTong Inc.), one of China's largest retailers of mobile phones and accessories.

•	Hainan Airlines of China, which has over 500 domestic and international routes, including those of its subsidiaries: Shanxi, Chang'an and China Xinhua Airlines.

•	West Coast Limited, one of the leading electronics distributors in the United Kingdom and Ireland.
We also launched our retail presence in Colorado through the operation of sales kiosks at Denver International Airport (Concourse B) as well as malls in Boulder and Aurora, and also at the world famous Red Rocks Amphitheater. These new retail locations bring us closer to a diverse and educated group of consumers in our home state of Colorado.
Energizer Holdings (NYSE: ENR) chose us to be the solar panel provider for the donated Energizer lanterns and lights used in the One Million Lights program designed to provide not just light but opportunity in the developing world. Our panels are used in a 7-LED Energizer® Rechargeable Lantern and a 4-LED Energizer® Rechargeable Area Light. Both solar solutions provide a safe, cost-effective alternative to traditional kerosene lamps for rural families.
In addition, we announced our agreement with the Denver Broncos Football Club to become a 'Hometown Sponsor' for the NFL franchise, a deal which will include in-stadium advertising rights at Sports Authority Field at Mile High and promotional rights for our EnerPlex products. Our consumer products are available to customers through third party distributors and retailers and through our website at www.EnerPlex.biz, our retail website. For the balance of 2013, we plan to continue our expansion of distribution channels in the U.S. and worldwide.
Commercialization and Manufacturing Strategy
We manufacture our products by affixing a thin CIGS layer to a flexible, plastic substrate using a large format, roll-to-roll process that permits us to fabricate our flexible PV modules in an integrated sequential operation. We use proprietary monolithic integration techniques that enable us to form complete PV modules with less or no costly back end assembly of intercell connections. Traditional PV manufacturers assemble PV modules by bonding or soldering discrete PV cells together. This manufacturing step typically increases manufacturing costs and at times proves detrimental to the overall yield and reliability of the finished product. By reducing or eliminating this added step using our proprietary monolithic integration techniques, we believe that we can achieve cost savings in, and increase the reliability of, our PV modules. All tooling necessary for us to meet our near term production requirements is installed in our Thornton, Colorado plant. In 2012, we accelerated the change in strategy initiated in March 2011 when we revised our strategy to focus on applications for emerging and specialty markets, including off grid, military and defense and consumer oriented products.
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

Integrating these suppliers into our supply chain enables us to bring our products to market faster. TFG Radiant also provides a global product perspective that significantly improves the product design activities of our Thornton, Colorado designers as they collaborate with designers in Asia. We continue to integrate and improve the design-to-manufacture process where we manufacture modules in our US plant, ship them to Asia for completion into finished goods at low cost and then ship products to all markets we will serve. See Related Party Activity below.
On July 2, 2013, we entered into a framework agreement for the establishment of a joint venture with the Government of the Municipal City of Suqian in Jiangsu Province, China (“Suqian”).
The agreement covers a multi-faceted, three-phase project. Completion of all three phases would involve an anticipated investment of up to $500 million over six years, primarily funded by Suqian.
Under the framework agreement, in the first phase we will form a joint venture entity with Suqian (“JV”) in which we will have majority interest of up to 80%. The JV will build a factory to manufacture our proprietary photovoltaic modules. We will contribute proprietary technology and intellectual property, approximately $1.6 million in cash and certain equipment from our Colorado facility. Suqian will provide cash of approximately $32.5 million as well as rent-free use of a 270,000 square foot factory that is currently being built in the Suqian Economic & Industrial Development Science Park. This factory is expandable to 1,000,000 square feet for phases two and three of the agreement. The total project size of phase one under the agreement is expected to be approximately $160 million. We will have the right to purchase this factory within the first 5 years at the initial construction cost, as well as the right to purchase Suqian's ownership interest in the JV for a modest nominal cost above Suqian's cash investment.
The implementation of the framework agreement, including the formation of the JV entity, will be subject to a number of contractual conditions and governmental approvals. Such conditions and approvals must be obtained in the future in order for the Suqian factory to be built and become operational.
We plan to continue the development of our current PV technology to increase module efficiency, improve our manufacturing tooling and process capabilities and reduce manufacturing costs. We also plan to continue to take advantage of research and development contracts to fund a portion of this development.
Related Party Activity
TFG Radiant Investment Group Ltd. and its affiliates ("TFG Radiant") owns approximately 30% of our outstanding common stock as of June 30, 2013. In February 2012, we announced the appointment of Victor Lee as President and Chief Executive Officer. Mr. Lee had served on our Board of Directors since November 2011 and is currently the managing director of Tertius Financial Group Pte Ltd, the joint venture partner with Radiant Group in TFG Radiant. In April 2012, we appointed the Chairman of TFG Radiant, Mr. Winston Xu (aka Xu Biao), as a member of our Board of Directors.
In June 2012, we entered into a supply agreement and a contract manufacturing agreement with TFG Radiant. Under the terms of the contract manufacturing agreement, TFG Radiant will oversee certain aspects of the contract manufacturing process related to our EnerPlex™ line of consumer products. We will compensate TFG Radiant for acting as general contractor in the contract manufacturing process. Under the supply agreement, TFG Radiant intends to distribute our consumer products in Asia. In December 2012, we entered into a consulting agreement with TFG Radiant for product design, product development and manufacturing coordinating activities provided by TFG Radiant to us in connection with our new line of consumer electronic products. The services agreement has a one year term initially, and the services agreement may be terminated by either party upon 10 days prior written notice.
During the six months ended June 30, 2013, we made disbursements to TFG Radiant in the amount of $857,000, consisting of $400,000 for consulting fees and $457,000 for finished goods received and deposits for work-in process. In the third quarter of 2012, we recognized revenue in the amount of $405,000 for products sold to TFG Radiant under the supply agreement. As of June 30, 2013 and December 31, 2012, we held $175,000 and $596,000, respectively, in receivables due from and deposits paid to TFG Radiant.
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
Our significant accounting policies were described in Note 3 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no changes to these policies that are of potential significance to us during the six months ended June 30, 2013.
Recent Accounting Pronouncements
See Note 3, “Summary of Significant Accounting Policies,” in the Notes to Condensed Financial Statements. There are no new accounting pronouncements that are of significance or potential significance to us.

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2013 and 2012
Our activities to date have substantially consisted of raising capital, business and product development, research and development and the development of our production lines.
Revenues. Our revenues were $225,000 for the three months ended June 30, 2013 compared to $155,000 for the three months ended June 30, 2012, an increase of $70,000. Revenues for the three months ended June 30, 2013 include $166,000 of product sales compared to $63,000 for the three months ended June 30, 2012, an increase of $103,000. Revenues earned on our government research and development contracts decreased by $33,000 during the three months ended June 30, 2013, due to the winding down of several government contracts.
Our revenues were $460,000 for the six months ended June 30, 2013 compared to $596,000 for the six months ended June 30, 2012, a decrease of $136,000. Revenues for the six months ended June 30, 2013 include $342,000 of product sales compared to $73,000 for the six months ended June 30, 2012, an increase of $269,000. Revenues earned on our government research and development contracts decreased by $405,000 during the six months ended June 30, 2013, due to the winding down of several government contracts.
Research and development. Research and development costs were $5,590,000 for the three months ended June 30, 2013 compared to $4,830,000 for the three months ended June 30, 2012, an increase of $760,000. Research and development costs include the costs incurred for production activities in our manufacturing facility and facility and equipment infrastructure costs. Research and development costs also include costs related to our governmental contracts. Costs related to production activities increased by $757,000. The production cost increase was comprised of materials and equipment related costs of $425,000, consulting and contract service costs of $342,000, personnel related costs of $174,000, offset by decreases in depreciation and amortization of $90,000, facility related costs of $65,000, marketing costs of $23,000 and stock option expense of $6,000. Governmental research and development expenditures remained flat in the three months ended June 30, 2013.
Research and development costs were $10,910,000 for the six months ended June 30, 2013 compared to $9,220,000 for the six months ended June 30, 2012, an increase of $1,690,000. Research and development costs include the costs incurred for production activities in our manufacturing facility and facility and equipment infrastructure costs. Research and development costs also include costs related to our governmental contracts. Costs related to production activities increased by $1,989,000. The production cost increase was comprised of consulting and contract service costs of $949,000, materials and equipment related costs of $765,000 and personnel related costs of $506,000, offset by decreases in facility related costs of $178,000, depreciation and amortization of $31,000 and stock option expense of $23,000. Governmental research and development expenditures decreased by $299,000 in the six months ended June 30, 2013. This decrease is the result of reductions in consulting and contract service costs of $245,000, facilities related costs of $32,000 and stock option expense of $14,000.
Selling, general and administrative. Selling, general and administrative expenses were $1,611,000 for the three months ended June 30, 2013 compared to $1,186,000 for the three months ended June 30, 2012, an increase of $425,000. This increase is comprised of consulting and contract service costs of $192,000, marketing costs of $153,000, personnel related costs of $81,000, legal costs of $78,000, facility and IT related costs of $30,000 and public company related costs of $23,000, offset by decreases in moving costs of $145,000.
Selling, general and administrative expenses were $2,853,000 for the six months ended June 30, 2013 compared to $2,680,000 for the six months ended June 30, 2012, an increase of $173,000. This increase is comprised of consulting and contract service costs of $298,000 and marketing related costs of $259,000, offset by decreases in moving costs of $144,000, stock option expense of $138,000, personnel related costs of $74,000 and facility and IT related costs of $40,000.
Other Income / (Expense), net. Other Income / (Expense) was $107,000 net expense for the three months ended June 30, 2013 compared to $44,000 net expense for the three months ended June 30, 2012, an increase of $63,000, primarily the result of an increase in interest expense.
Other Income / (Expense) was $213,000 net expense for the six months ended June 30, 2013 compared to $112,000 net expense for the six months ended June 30, 2012, an increase of $101,000, primarily the result of an increase in interest expense.
Net Loss. Our Net Loss was $7,083,000 for the three months ended June 30, 2013 compared to a Net Loss of $5,906,000 for the three months ended June 30, 2012, an increase of $1,177,000.
Our Net Loss was $13,517,000 for the six months ended June 30, 2013 compared to a Net Loss of $11,416,000 for the six months ended June 30, 2012, an increase of $2,101,000.

The increase in Net Loss can be summarized in variances in significant account activity as follows:

	Decrease (increase) to Net Loss For the Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012	Decrease (increase) to Net Loss For the Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012
Revenues
Products	$103,000	$269,000
Government Contracts	(33,000)	(405,000)
Research and development costs
Manufacturing research and development	(763,000)	(2,020,000)
Government research and development	(6,000)	285,000
Non-cash stock based compensation	9,000	45,000
Selling, general and administrative expenses
Corporate selling, general and administrative	(423,000)	(312,000)
Non-cash stock based compensation	(1,000)	138,000
Other Income / (Expense), net	(63,000)	(101,000)
Increase to Net Loss	$(1,177,000)	$(2,101,000)

Liquidity and Capital Resources
As of June 30, 2013, we had approximately $4.0 million in cash and cash equivalents and working capital of $4.1 million. We are in the development stage and are currently incurring significant losses from operations as we work toward further commercialization.
In May 2013, we sold 2,500,000 shares of common stock in a private placement for proceeds of $1.4 million.
In June 2013, we entered into a Securities Purchase Agreement with an investor to sell an aggregate of 750,000 shares of Series A Preferred Stock at a price of $8.00 per share, resulting in gross proceeds of $6,000,000. This purchase agreement included warrants to purchase up to 2,625,000 shares of our common stock.
Holders of Series A Preferred Stock are entitled to cumulative dividends at a rate of 8.0% per annum when and if declared by the Board of Directors in its sole discretion. The dividends may be paid in cash or in the form of common stock (valued at 10% below market price), at the discretion of the Board of Directors. The dividend rate on the Series A Preferred Stock is indexed to our stock price and subject to adjustment. In addition, the Securities Purchase Agreement contains a make-whole provision whereby, conversion or redemption of the preferred stock within 4 years of issuance will require dividends for the full four year period to be paid by us in cash or common stock (valued at 10% below market price).
The Series A Preferred Stock may be converted into shares of common stock at our option if the closing price of common stock exceeds $1.60, as adjusted, for 20 consecutive trading days, or by the holder at any time. We have the right to redeem the Series A preferred stock at a price of $8.00 per share, plus any accrued and unpaid dividends, plus the make-whole amount (if applicable). As of June 30, 2013, we were entitled to redeem the outstanding preferred shares for $1.0 million in cash, plus a make-whole amount of $0.3 million, payable in cash or 418,967 common shares. At June 30, 2013, the preferred shares were not eligible for conversion to common shares at our option. The holder of the preferred shares may convert to common shares at any time, at no cost, at a ratio of 1 preferred share into 10 common shares (subject to standard ratable anti-dilution adjustments). Upon any conversion (whether at our option or the option of the holder), the holder is entitled to receive any accrued but unpaid dividends and also any make-whole amount (if applicable).
Except as otherwise required by law (or with respect to approval of certain actions), the Series A Preferred Stock shall have no voting rights. Upon any liquidation, dissolution or winding up of our operations, after payment or provision for payment of debts and other liabilities, the holders of Series A Preferred Stock shall be entitled to receive, pari passu with any distribution to the holders of our common stock, an amount equal to $8.00 per share of Series A Preferred Stock plus any accrued and unpaid dividends.
The warrants offered as part of the Securities Purchase Agreement have a three year term and require payment of an exercise price of $0.90 per common share to us.
The transfer of cash and securities in the Series A preferred shares Securities Purchase Agreement will take place incrementally. At the initial closing on June 17, 2013, we sold 125,000 shares of Series A Preferred Stock and a warrant to purchase 437,500 shares of common stock and received proceeds of $1,000,000. On August 7, 2013, we sold 375,000 shares of Series A Preferred Stock and a warrant to purchase 1,312,500 shares of common stock and received proceeds of $3,000,000. We expect to receive the final $2,000,000 in August 2013. Once the final proceeds are received, we will issue 250,000 shares of Series A Preferred Stock and a warrant to purchase 875,000 shares of common stock.
We have commenced production at our manufacturing facility. We do not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until we have fully implemented our new consumer products strategy. Changes in the level of expected operating losses, the timing of planned capital expenditures or other factors may negatively impact cash flows and reduce current cash and investments faster than anticipated. During the six months ended June 30, 2013, we used $10.0 million in cash for operations. In 2013, we expect to incur a base level of maintenance capital expenditures and relatively minor improvements to the existing asset base. Our primary significant long term obligation consists of a note payable of $6.5 million to a financial institution secured by a mortgage on our headquarters and manufacturing building in Thornton, Colorado. Total payments of $0.3 million, including principal and interest, will come due in 2013. Additional projected product revenues are not anticipated to result in a positive cash flow position for the year 2013 overall. Upon completion of the Series A financing, we will require minimal additional cash liquidity for the year ending December 31, 2013. We continue to accelerate sales and marketing efforts related to our consumer products strategy through increased hiring. We have begun activities related to securing additional financing through strategic or financial investors, but there is no assurance that we will be able to raise additional capital on acceptable terms or at all. If our revenues do not increase rapidly, and/or additional financing is not obtained, we will be required to significantly curtail operations to reduce costs and/or sell assets. Such actions would likely have an adverse impact on our future operations.
For the six months ended June 30, 2013, our cash used in operations was $10.0 million compared to $7.8 million for the six months ended June 30, 2012, an increase of $2.2 million. The increase in cash used in operating activities is primarily the result of an increase in net loss of $2.1 million as we ramp up spending while pushing toward commercialization. For the six months ended June 30, 2013, our cash used in investing activities was $0.9 million compared to cash provided by investing activities of $9.3 million for the six months ended June 30, 2012, a net decrease of $10.2 million. The decrease in cash provided by (used in) investing activities is the result of liquidating our investments of $12.6 million for operations in the six months ended June 30, 2012, partially offset by a reduction in equipment purchases of $3.6 million. During the first six months of 2013, expenditures for equipment purchases of $0.6 million and spending on patents of $0.3 million, combined with negative operating cash flows of $10.0 million were funded through $2.4 million of funding received from private placements and the use of cash and cash equivalents held at December 31, 2012.
On April 11, 2012, we received notice from The NASDAQ Stock Market (“Nasdaq”) stating that because we had not regained compliance with the $1.00 minimum bid price requirement for continued listing, our common stock (listed on The Nasdaq Global Market) would be subject to delisting. On August 17, 2012, we received notification from The Nasdaq Listing Qualifications department that we had regained compliance with the minimum bid price requirement, and that our noncompliance had been rectified. On December 5, 2012, we received notice from Nasdaq stating that we had again fallen out of compliance with the $1.00 minimum bid price requirement for continued listing. We were provided 180 days to regain compliance. On June 4, 2013, we received notice from Nasdaq stating that because we had not regained compliance with the minimum bid price requirement for continued listing, our common stock would be subject to delisting. We presented our plan to regain compliance before a Nasdaq Hearings Panel on July 11, 2013. On August 5, 2013, we received notification from The Nasdaq Listing Qualifications department that we had regained compliance with the minimum bid price requirement, and that our noncompliance had been rectified.
Contractual Obligations
The following table presents our contractual obligations as of June 30, 2013. Our long-term debt obligation is related to our building loan reflecting both principal and interest. Our purchase obligations include orders for equipment, inventory and operating expenses.

		Payments Due by Year (in thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$10,115	$693	$2,081	$2,081	$5,260
Operating lease obligations	57	57	—	—	—
Purchase obligations	782	782	—	—	—
Total	$10,954	$1,532	$2,081	$2,081	$5,260
Off Balance Sheet Transactions

As of June 30, 2013, we did not have any off balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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
Interest Rate Risk
Our exposure to market risks for changes in interest rates relates primarily to our cash equivalents. As of June 30, 2013, our cash equivalents consisted only of federally insured operating and savings accounts held with financial institutions. From time to time we hold money market funds, investments in U.S. government securities and high quality corporate securities. The primary objective of our investment activities is to preserve principal and provide liquidity on demand, while at the same time maximizing the income we receive from our investments without significantly increasing risk. The direct risk to us associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a change in interest rates will have a significant impact on our financial position, results of operations or cash flows.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (SEC) rules and forms. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of June 30, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2013, our disclosure controls and procedures were effective.
Changes in Internal Control over Disclosure and Reporting
There was no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In April 2013, we entered into a Stock Purchase Agreement with an investor to sell an aggregate of 2,500,000 unregistered shares of common stock at a per share price of $0.57. We received gross proceeds of $1,425,000 from this transaction upon closing in May 2013.
In June 2013, we entered into a Securities Purchase Agreement with an investor to sell an aggregate of 750,000 shares of Series A Preferred Stock at a price of $8.00 per share, for gross proceeds of $6,000,000. This purchase agreement included warrants to purchase up to 2,625,000 shares of our common stock at an exercise price of $0.90 per share of common stock. As of June 30, 2013, we had received $1.0 million from the sale of 125,000 shares of Series A preferred stock and 437,500 warrants. On August 7, 2013, we sold 375,000 shares of Series A Preferred Stock and a warrant to purchase 1,312,500 shares of common stock and received proceeds of $3,000,000. We expect to receive the final $2,000,000 in August 2013.
Both transactions were private placements, exempt from registration under section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits
A list of exhibits is found on page 24 of this report.

ASCENT SOLAR TECHNOLOGIES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of August, 2013.

ASCENT SOLAR TECHNOLOGIES, INC.

By:	/S/ GARY GATCHELL
Gary Gatchell Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

ASCENT SOLAR TECHNOLOGIES, INC.
EXHIBIT INDEX

Exhibit No.	Description
4.1	Certificate of Designations of Series A Preferred Stock (filed as Exhibit 4.2 to our Registration Statement on Form S-3 filed July 1, 2013 (Reg. No. 333-189739)).

4.2	Form of Warrant (filed as Exhibit 4.3 to our Registration Statement on Form S-3 filed July 1, 2013 (Reg. No. 333-189739)).

10.1	Stock Purchase Agreement, dated April 26, 2013, between the Company and Foo Joo Loong (filed as Exhibit 10.1 to our Registration Statement on Form S-3 filed July 1, 2013 (Reg. No. 333-189739)).

10.2	Securities Purchase Agreement, dated June 17, 2013, between the Company and Seng Wei Seow (filed as Exhibit 10.2 to our Registration Statement on Form S-3 filed July 1, 2013 (Reg. No. 333-189739)).

10.3	Registration Rights Agreement dated June 17, 2013 between the Company and Seng Wei Seow (filed as exhibit 10.2 to our Current Report on Form 8-K filed June 21, 2013).

31.1*	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.