Form 10-Q
period 2013-09-30
Ascent Solar Technologies, Inc.
filed 2013-11-07
CIK 1350102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
 ______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2013, there were 59,162,698 shares of our common stock issued and outstanding.

ASCENT SOLAR TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q
Quarterly Period Ended September 30, 2013

PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements (unaudited)	3
	Condensed Balance Sheets—As of September 30, 2013 and December 31, 2012	3
	Condensed Statements of Operations—For the three and nine months ended September 30, 2013 and September 30, 2012 and for the period from inception (October 18, 2005) through September 30, 2013	4
	Condensed Statements of Cash Flows—For the nine months ended September 30, 2013 and September 30, 2012 and for the period from inception (October 18, 2005) through September 30, 2013	5
	Notes to Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	25
SIGNATURES		26
EXHIBIT INDEX		27

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

ASCENT SOLAR TECHNOLOGIES, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$3,880,290	$12,621,477
Trade receivables	95,014	100,164
Related party receivables and deposits	10,225	596,339
Inventories	2,097,498	2,159,553
Prepaid expenses and other current assets	759,705	235,305
Total current assets	6,842,732	15,712,838
Property, Plant and Equipment:	39,591,677	39,979,013
Less accumulated depreciation and amortization	(16,471,789)	(12,725,298)
	23,119,888	27,253,715
Other Assets:
Patents, net of amortization of $74,077 and $48,150, respectively	834,654	500,879
Other non-current assets	53,750	56,563
	888,404	557,442
Total Assets	$30,851,024	$43,523,995
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$607,571	$855,373
Accrued expenses	1,686,565	1,788,635
Current portion of long-term debt	278,342	264,935
Make-whole dividend liability	1,652,745	—
Total current liabilities	4,225,223	2,908,943
Long-Term Debt	6,139,671	6,350,135
Accrued Warranty Liability	47,937	38,187
Commitments and Contingencies (Notes 4 & 12)
Stockholders’ Equity:
Preferred stock, $0.0001 par value, 25,000,000 shares authorized; 712,390 and 0 shares issued and outstanding, respectively ($5,765,206 Liquidation Preference)	71	—
Common stock, $0.0001 par value, 125,000,000 shares authorized; 54,789,971 and 51,143,906 shares issued and outstanding, respectively	5,479	5,114
Additional paid in capital	256,458,392	245,996,950
Deficit accumulated during the development stage	(236,025,749)	(211,775,334)
Total stockholders’ equity	20,438,193	34,226,730
Total Liabilities and Stockholders’ Equity	$30,851,024	$43,523,995
The accompanying notes are an integral part of these condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		For the Period from Inception (October 18, 2005) Through September 30, 2013
	September 30,		September 30,
	2013	2012	2013	2012
Revenues
Products *	$266,534	$473,657	$608,490	$546,609	$2,536,753
Government contracts	8,299	82,030	126,332	605,195	9,793,381
Total Revenues	274,833	555,687	734,822	1,151,804	12,330,134
Costs and Expenses
Research and development	5,335,682	5,729,598	16,246,246	14,950,061	116,660,482
Selling, general and administrative	1,384,650	1,187,711	4,238,063	3,868,035	45,068,481
Impairment loss	—	—	—	—	83,171,090
Total Costs and Expenses	6,720,332	6,917,309	20,484,309	18,818,096	244,900,053
Loss from Operations	(6,445,499)	(6,361,622)	(19,749,487)	(17,666,292)	(232,569,919)
Other Income/(Expense)
Other Income/(Expense), net	(106,652)	(36,833)	(320,138)	(148,535)	724,960
Change in fair value of make-whole dividend liability	70,272	—	70,272	—	70,272
Total Other Income/(Expense)	(36,380)	(36,833)	(249,866)	(148,535)	795,232
Net Loss	$(6,481,879)	$(6,398,455)	$(19,999,353)	$(17,814,827)	$(231,774,687)
Deemed dividend on Preferred Stock and accretion of warrants	(3,653,803)	—	(4,251,062)	—	(4,251,062)
Net Loss applicable to common stockholders	$(10,135,682)	$(6,398,455)	$(24,250,415)	$(17,814,827)	$(236,025,749)

Net Loss Per Share (Basic and diluted)	$(0.19)	$(0.15)	$(0.46)	$(0.43)
Weighted Average Common Shares Outstanding (Basic and diluted)	54,256,684	42,490,471	52,862,381	41,410,374
* Includes related party revenue of $142,500 for the three and nine months ended September 30, 2013 and $404,680 for the three and nine months ended September 30, 2012. See Note 11.

The accompanying notes are an integral part of these condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period from Inception (October 18, 2005) through September 30,
	For the Nine Months Ended
	September 30,
	2013	2012	2013
Operating Activities:
Net loss	$(19,999,353)	$(17,814,827)	$(231,774,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,659,940	4,664,985	29,173,087
Stock based compensation	538,365	761,351	13,350,057
Common stock issued for services	104,000	—	162,950
Realized loss on forward contracts	—	—	1,430,766
Foreign currency transaction loss (gain)	—	5,365	(590,433)
Amortization of financing costs and discounts	—	—	998,565
Impairment loss	—	—	83,171,090
Contract cancellation loss	—	—	1,167,586
Change in fair value of make-whole dividend liability	(70,272)	—	(70,272)
Changes in operating assets and liabilities:
Accounts receivable	5,150	240,597	(95,014)
Related party receivables and deposits	586,114	(631,825)	(10,225)
Inventories	62,055	101,602	(2,097,498)
Prepaid expenses and other current assets	(524,400)	(115,326)	(759,705)
Accounts payable	(247,802)	(186,372)	607,570
Accrued expenses	(102,069)	136,553	735,529
Warranty reserve	9,750	10,918	47,937
Net cash used in operating activities	(14,978,522)	(12,826,979)	(104,552,697)
Investing Activities:
Purchases of available-for-sale securities	—	(638,572)	(907,118,828)
Maturities and sales of available-for-sale securities	—	13,253,650	907,118,828
Purchase of property, plant and equipment	(497,373)	(5,363,111)	(135,319,376)
Restricted cash for manufacturing equipment	—	1,427,053	—
Patent activity costs	(359,702)	(73,657)	(883,773)
Net cash provided by (used in) investing activities	(857,075)	8,605,363	(136,203,149)
Financing Activities:
Proceeds from bridge loan financing	—	—	1,600,000
Repayment of bridge loan financing	—	—	(1,600,000)
Payment of debt financing costs	—	—	(273,565)
Payment of equity offering costs	—	—	(10,302,040)
Proceeds from debt	—	—	7,700,000
Repayment of debt	(197,057)	(584,506)	(2,381,987)
Proceeds from shareholder under Section 16(b)	—	—	148,109
Proceeds from issuance of stock and warrants	7,291,467	12,080,536	249,793,747
Redemption of Class A warrants	—	—	(48,128)
Net cash provided by financing activities	7,094,410	11,496,030	244,636,136
Net change in cash and cash equivalents	(8,741,187)	7,274,414	3,880,290
Cash and cash equivalents at beginning of period	12,621,477	11,298,885	—
Cash and cash equivalents at end of period	$3,880,290	$18,573,299	$3,880,290
Non-Cash Transactions:
ITN initial contribution of assets for equity	$—	$—	$31,200
Note with ITN and related capital expenditures	$—	$—	$1,100,000
Make-whole provision on convertible preferred stock	$1,783,017	$—	$1,783,017
Beneficial conversion feature on convertible preferred stock	$2,421,062	$—	$2,421,062

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

NOTE 2. BASIS OF PRESENTATION
The Company’s activities to date have consisted substantially of raising capital, research and development, establishment and development of the Company's production plant and product development. Revenues to date have been primarily generated from the Company’s governmental research and development contracts and have not been significant. The Company’s planned principal operations to commercialize flexible photovoltaic ("PV") modules and PV integrated consumer electronics have commenced, but have generated limited revenue to date. Accordingly, the Company is considered to be in the development stage and has provided additional disclosure of inception to date activity in the Condensed Statements of Operations and Condensed Statements of Cash Flows.
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company’s significant accounting policies were described in Note 3 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. There have been no significant changes to these policies and no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2013 that are of significance or potential significance to the Company.

NOTE 4. LIQUIDITY AND CONTINUED OPERATIONS
As of September 30, 2013, the Company had $3.9 million in cash and working capital of $2.6 million. As discussed in Note 2, the Company is in the development stage and is currently incurring significant losses from operations as it works toward commercialization. The Company made cash payments of $0.5 million in the nine months ended September 30, 2013 for property, plant and equipment. In May 2013, the Company completed the sale of 2,500,000 shares of common stock in a private placement for proceeds of $1.4 million. In August 2013, the Company completed the sale 750,000 shares of Series A preferred stock and warrants to purchase up to 2,625,000 shares of common stock in a private placement for gross proceeds of $6.0 million.
The Company has commenced production at its manufacturing facility. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented its new consumer products strategy. Changes in the level of expected operating losses, the timing of planned capital expenditures or other factors may negatively impact cash flows and reduce current cash and investments faster than anticipated. During the third quarter of 2013, the Company used $5.0 million in cash for operations, as compared to the prior quarter when $4.9 million was used for operations.
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
For the remainder of 2013, the Company expects to incur a base level of maintenance capital expenditures and relatively minor improvements to the existing asset base. The Company's primary significant long term obligation consists of a note payable of $6.4 million to a financial institution secured by a mortgage on its headquarters and manufacturing building in Thornton, Colorado. Total payments of $0.2 million, including principal and interest, will come due in the remainder of 2013. Additional projected product revenues are not anticipated to result in a positive cash flow position for the year 2013 overall. Following the closing of the first tranche of the Series B Preferred Stock offering in November 2013 (see Note 13. Subsequent Event), the Company believes it will need to raise additional capital during 2014 in order the continue the current level of operations through the end of 2014 and into 2015. The Company continues to accelerate sales and marketing efforts related to its consumer products strategy through increased hiring and new distribution agreements. The Company has begun activities related to securing additional financing through strategic or financial investors, but there is no assurance that the Company will be able to raise additional capital on acceptable terms or at all. If the Company's revenues do not increase rapidly, and/or additional financing is not obtained, the Company will be required to significantly curtail operations to reduce costs and/or sell assets. Such actions would likely have an adverse impact on the Company's future operations.
On April 11, 2012, the Company received notice from The NASDAQ Stock Market (“Nasdaq”) stating that because the Company had not regained compliance with the $1.00 minimum bid price requirement for continued listing, the Company's common stock (listed on The Nasdaq Global Market) would be subject to delisting. On August 17, 2012, the Company received notification from The Nasdaq Listing Qualifications department that the Company had regained compliance with the minimum bid price requirement, and that the Company's noncompliance had been rectified. On December 5, 2012, the Company received notice from Nasdaq stating that it had fallen out of compliance with the $1.00 minimum bid price requirement for continued listing. On August 5, 2013, the Company received notification from The Nasdaq Listing Qualifications department that the Company had regained compliance with the minimum bid price requirement, and that the Company's noncompliance had been rectified. On September 19, 2013, the Company received notice from Nasdaq stating that it had again fallen out of compliance with the $1.00 minimum bid price requirement for continued listing. This notice has no immediate effect on the listing of the Company's common stock on The Nasdaq Global Market. The Company has been provided an initial compliance period of 180 calendar days, or until March 18, 2014, for its closing bid price to meet or exceed $1.00 per share for a minimum of 10 consecutive business days. If this initial compliance period were to expire, the Company could request a hearing which would stay any delisting action in connection with the notice and allow the continued listing of the Company's common stock until the Panel renders a decision subsequent to the hearing. There can be no assurance that the Company's plans to exercise diligent efforts to maintain the listing of its common stock on The Nasdaq Global Market will be successful. If not successful, there may be a negative impact on the Company's ability to raise capital through the equity markets, however, the Company could effect a reverse stock split, although such a split may have negative implications as well.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT
The following table summarizes property, plant and equipment as of September 30, 2013 and December 31, 2012:

	As of September 30,	As of December 31,
	2013	2012
Building	$5,820,509	$5,820,735
Furniture, fixtures, computer hardware and computer software	457,204	426,517
Manufacturing machinery and equipment	33,313,964	32,847,052
Leasehold improvements	—	884,709
Net depreciable property, plant and equipment	39,591,677	39,979,013
Less: Accumulated depreciation and amortization	(16,471,789)	(12,725,298)
Net property, plant and equipment	$23,119,888	$27,253,715
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
Depreciation expense for the three months ended September 30, 2013 and 2012 was $1,553,289 and $1,578,175, respectively, and for the nine months ended September 30, 2013 and 2012 was $4,631,199 and $4,648,046, respectively. Depreciation expense is recorded under “Research and development” expense and “Selling, general and administrative” expense in the Condensed Statements of Operations.
The Company incurred and capitalized interest costs related to the manufacturing facility building loan as follows during the nine months ended September 30, 2013 and 2012:

	For the nine months ended September 30,
	2013	2012
Interest cost incurred	$325,963	$338,515
Interest cost capitalized	—	(177,309)
Interest expense, net	$325,963	$161,206

NOTE 6. INVENTORIES
Inventories consisted of the following at September 30, 2013 and December 31, 2012:

	As of September 30,	As of December 31,
	2013	2012
Raw materials	$1,211,219	$1,794,224
Work in process	327,527	172,227
Finished goods	558,752	193,102
Total	$2,097,498	$2,159,553

NOTE 7. DEBT
On February 8, 2008, the Company acquired a manufacturing and office facility in Thornton, Colorado, for approximately $5.5 million. The purchase was financed by a promissory note, deed of trust and construction loan agreement (the “Construction Loan”) with the Colorado Housing and Finance Authority (“CHFA”), which provided the Company borrowing availability of up to $7.5 million for the building and building improvements. In 2009, the Construction Loan was converted to a permanent loan pursuant to a Loan Modification Agreement between the Company and CHFA (the “Permanent Loan”). The Permanent Loan, collateralized by the building, has an interest rate of 6.6% and the principal will be amortized through its term to January 2028. The Company will incur a prepayment penalty if the Permanent Loan is prepaid prior to December 31, 2015. Further, pursuant to certain negative covenants in the Permanent Loan, the Company may not, among other things, without CHFA’s prior written consent (which by the terms of the deed of trust is subject to a reasonableness requirement): create or incur additional indebtedness (other than obligations created or incurred in the ordinary course of business); merge or consolidate with any other entity; or make loans or advances to the Company’s officers, shareholders, directors or employees. The outstanding balance of the Permanent Loan was $6,418,012 as of September 30, 2013.

As of September 30, 2013, future principal payments on long-term debt are due as follows:

2013	$67,877
2014	282,960
2015	302,210
2016	322,771
2017	344,730
Thereafter	5,097,464
$6,418,012

NOTE 8. MAKE-WHOLE DIVIDEND LIABILITY
In June 2013, the Company entered into a Series A Preferred Stock Purchase Agreement. Holders of Series A Preferred Stock are entitled to cumulative dividends at a rate of 8.0% per annum, with the dividend rate being indexed to the Company's stock price and subject to adjustment. Conversion or redemption of the Series A Preferred Stock within 4 years of issuance requires that the Company pay a make-whole dividend to the holders, whereby dividends for the full four year period are to be paid in cash or common stock (valued at 10% below market price). The Company concluded that the make-whole payment should be characterized as an embedded derivative under ASC 815. See Note 9. Stockholders' Equity. With the closing of the Series A Preferred stock transaction, during the nine months ended September 30, 2013, the Company recorded a make-whole dividend of $1.9 million as "Deemed dividend on Preferred Stock and accretion of warrants" in the Condensed Statements of Operations and "Make-whole dividend liability" in the Condensed Balance Sheets. The fair value of this dividend liability, which is indexed to the Company's common stock, must be evaluated at each period end.
The fair value measurement for this make-whole dividend liability relies primarily on Company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined that this recurring fair value measurement resides primarily within Level 3 of the fair value hierarchy. Fair value determination required forecasting stock price volatility, expected average annual return and conversion date. As a result of this analysis, for the three months ended September 30, 2013, the Company recorded a fair value adjustment in the amount of $70,000, recorded as "Change in fair value of make-whole dividend liability" in Other Income/(Expense) in the Condensed Statements of Operations and in the Condensed Statement of Cash Flows. At September 30, 2013, there were 712,390 shares of Series A Preferred Shares outstanding. The fair value of the corresponding make-whole dividend liability was $1,653,000 at September 30, 2013.

NOTE 9. STOCKHOLDERS’ EQUITY
Common Stock
At September 30, 2013, the Company had 125,000,000 shares of common stock, $0.0001 par value, authorized for issuance. Each share of common stock has the right to one vote. As of September 30, 2013, the Company had 54,789,971 shares of common stock outstanding. The Company has not declared or paid any dividends related to the common stock through September 30, 2013.
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
Preferred Stock
At September 30, 2013, the Company had 25,000,000 shares of preferred stock, $0.0001 par value, authorized for issuance, of which 750,000 shares have been designated as Series A Preferred Stock. Preferred stock may be issued in classes or series. Designations, powers, preferences, rights, qualifications, limitations and restrictions are determined by the Company’s Board of Directors. As of September 30, 2013, the Company had 712,390 shares of Series A Preferred Stock outstanding. As of September 30, 2013, the Company had no declared unpaid dividends related to the preferred stock.
Series A Preferred Stock
In June 2013, the Company entered into a Securities Purchase Agreement with an investor to sell an aggregate of 750,000 shares of Series A Preferred Stock at a price of $8.00 per share, resulting in gross proceeds of $6,000,000. This purchase agreement included warrants to purchase up to 2,625,000 shares of common stock of the Company. The transfer of cash and securities took place incrementally, the first closing occurring on June 17, 2013 with the transfer of 125,000 shares of Series A Preferred Stock and a warrant to purchase 437,500 shares of common stock for $1,000,000. The final closings took place in August 2013, with the transfer of 625,000 shares of Series A Preferred Stock and a warrant to purchase 2,187,500 shares of common stock for $5,000,000.
Holders of Series A Preferred Stock are entitled to cumulative dividends at a rate of 8.0% per annum when and if declared by the Board of Directors in its sole discretion. The dividends may be paid in cash or in the form of common stock (valued at 10% below market price, but not to exceed the lowest closing price during the applicable measurement period), at the discretion of the Board of Directors. The dividend rate on the Series A Preferred Stock is indexed to the Company's stock price and subject to adjustment. In addition, the Series A Preferred Stock contains a make-whole provision whereby, conversion or redemption of the preferred stock within 4 years of issuance will require dividends for the full four year period to be paid by the Company in cash or common stock (valued at 10% below market price, but not to exceed the lowest closing price during the applicable measurement period).
The Series A Preferred Stock may be converted into shares of common stock at the option of the Company if the closing price of the common stock exceeds $1.60, as adjusted, for 20 consecutive trading days, or by the holder at any time. The Company has the right to redeem the Series A Preferred Stock at a price of $8.00 per share, plus any accrued and unpaid dividends, plus the make-whole amount (if applicable). At September 30, 2013, the preferred shares were not eligible for conversion to common shares at the option of the Company. The holder of the preferred shares may convert to common shares at any time, at no cost, at a ratio of 1 preferred share into 10 common shares (subject to standard ratable anti-dilution adjustments). Upon any conversion (whether at the option of the Company or the holder), the holder is entitled to receive any accrued but unpaid dividends and also any make-whole amount (if applicable). As of September 30, 2013, the Company was entitled to redeem the outstanding preferred shares for $5.7 million in cash, plus a make-whole amount of $1.7 million, payable in cash or common shares. The make-whole amount is recorded at fair value on our Condensed Balances Sheets. See Note 8. Make-Whole Dividend Liability.

During the three months ended September 30, 2013, the holder of the Series A Preferred Shares converted 37,610 preferred shares into 376,100 shares of common stock. As a result of this conversion, the Company paid a make-whole dividend on the conversion of Series A preferred stock in the amount of 123,909 shares of common stock in lieu of a cash payment of $107,000. In October 2013, the holder of the Series A Preferred Shares twice converted preferred shares; a total of 350,000 preferred shares converted into 3,500,000 shares of common stock. As a result of these conversions, the Company paid make-whole dividends totaling 872,726 shares of common stock in lieu of cash payments of $656,000.
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
The Securities Purchase Agreement for the Series A Preferred Stock required that the registration statement, filed on August 16, 2013, must be declared effective within 90 days of the filing date. If the registration statement was not declared effective by this date, damages of 1% of the total investment amount, or $60,000, plus interest, would have been owed by the Company to the Holder for each month until registration statement effectiveness is reached or the investment amount is repaid in full. The registration statement became effective on August 30, 2013, therefore any potential registration rights liability owed to the Holder by the Company was eliminated as of September 30, 2013.
Accounting for the Series A Preferred Shares
During the quarter ended June 30, 2013, the Company recorded only the initial closing, or 125,000 preferred shares and 437,500 warrants issued in exchange for $1,000,000. The remainder of the transaction, the issuance of 625,000 preferred shares and 2,187,500 warrants issued in exchange for $5,000,000,was recorded when cash and securities were exchanged on the final closings in August 2013.
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
Under FASB ASC 470, “ Debt with Conversion Features and Other Options” (“ASC 470"), the proceeds from issuance must be allocated to both the Series A Preferred Stock and the warrants using the relative fair value method. The allocation of proceeds to the warrants created a discount in the fair value of the Series A Preferred Stock in the amount $1.1 million. Because the Series A Preferred Stock was immediately convertible, the discount was accreted as of the date of issuance, recorded as "Additional paid in capital" in Stockholders' Equity on the Condensed Balance Sheets and "Deemed dividend on Preferred Stock and accretion of warrants" in the Condensed Statements of Operations.
The Series A Preferred Stock was then evaluated under ASC 470 to determine if there was a beneficial conversion feature (“BCF”). A convertible financial instrument includes a BCF if its conversion rate is lower than the issuer's stock price at the commitment date. The BCF compares the carrying value of the preferred stock after the value of any derivatives or equity instruments have been allocated from the proceeds to the transaction date value of the number of shares of common stock that the holder would receive upon conversion. The calculation resulted in a BCF of $1.3 million. Because the Series A Preferred Stock was immediately convertible, the BCF was recorded as of the date of issuance as "Additional paid in capital" in Stockholders' Equity on the Condensed Balance Sheets and "Deemed dividend on Preferred Stock and accretion of warrants" in the Condensed Statements of Operations.
The Series A Preferred Stock issuance includes a make-whole provision with a variable rate dividend which is indexed to the Company's own stock. The make-whole provision has attributes of an embedded derivative and was evaluated under ASC 815, “ Derivatives and Hedging” (“ASC 815”). The Company believes that the Series A Preferred Stock is an equity host for the purposes of evaluating the make-whole provision for potential bifurcation. The Series A Preferred Stock holder is entitled to convert to common shares at any time after issuance. If converted within four years of issuance, the holder is entitled to a make-whole dividend which is payable in cash or registered shares, at the Company's election. The Company concluded that the make-whole payment should be characterized as an embedded derivative under ASC 815. See Note 8. Make-Whole Dividend Liability.

NOTE 10. EQUITY PLANS AND SHARE-BASED COMPENSATION
Share-Based Compensation: The Company measures share-based compensation cost at the grant date based on the fair value of the award and recognizes this cost as an expense over the grant recipients’ requisite service periods for all awards made to employees, officers, directors and consultants.
The share-based compensation expense recognized in the Condensed Statements of Operations was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Share-based compensation cost included in:
Research and development	$58,898	$82,623	$183,725	$252,800
Selling, general and administrative	111,548	127,039	354,640	508,551
Total share-based compensation cost	$170,446	$209,662	$538,365	$761,351

The following table presents share-based compensation expense by type:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Type of Award:
Stock Options	$96,911	$104,939	$298,455	$379,607
Restricted Stock Units and Awards	73,535	104,723	239,910	381,744
Total share-based compensation cost	$170,446	$209,662	$538,365	$761,351

Stock Options: The Company recognized share-based compensation expense for stock options of $298,000 to officers, directors and employees for the nine months ended September 30, 2013 related to stock option awards ultimately expected to vest. The weighted average estimated fair value of employee stock options granted for the nine months ended September 30, 2013 and 2012 was $0.49 and $0.56 per share, respectively. Fair value was calculated using the Black-Scholes Model with the following assumptions:

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
As of September 30, 2013, total compensation cost related to non-vested stock options not yet recognized was $371,000 which is expected to be recognized over a weighted average period of approximately 1.7 years. As of September 30, 2013, 1,501,229 shares were vested or expected to vest in the future at a weighted average exercise price of $2.05. As of September 30, 2013, 1,331,592 shares remained available for future grants under the Option Plan.
Restricted Stock: In addition to the stock options discussed above, the Company recognized share-based compensation expense related to restricted stock grants of $240,000 for the nine months ended September 30, 2013. The weighted average estimated fair value of restricted stock grants for the nine months ended September 30, 2013 and 2012 was $0.62 and $0.57 per share, respectively.

Total unrecognized share-based compensation expense from unvested restricted stock as of September 30, 2013 was $82,000 which is expected to be recognized over a weighted average period of approximately 0.3 years. As of September 30, 2013, 130,863 shares were expected to vest in the future. As of September 30, 2013, 756,017 shares remained available for future grants under the Restricted Stock Plan.

NOTE 11. RELATED PARTY TRANSACTIONS
TFG Radiant Investment Group Ltd. and its affiliates ("TFG Radiant") own approximately 29% of the Company's outstanding common stock as of September 30, 2013. In February 2012, the Company announced the appointment of Victor Lee as President and Chief Executive Officer. Mr. Lee had served on the Company's Board of Directors since November 2011 and is currently the managing director of Tertius Financial Group Pte Ltd, the joint venture partner with Radiant Group in TFG Radiant. In April 2012, the Company appointed the Chairman of TFG Radiant, Mr. Winston Xu (aka Xu Biao), as a member of its Board of Directors.
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
During the nine months ended September 30, 2013, the Company made disbursements to TFG Radiant in the amount of $1,082,000, consisting of $600,000 for consulting fees and $482,000 for finished goods received and deposits for work-in- process. During the three and nine months ended September 30, 2013 and 2012, the Company recognized revenue in the amount of $143,000 and $405,000, respectively, for products sold to TFG Radiant under the supply agreement. As of September 30, 2013 and December 31, 2012, the Company held $10,000 and $596,000, respectively, in receivables due from and deposits paid to TFG Radiant.

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

NOTE 13. SUBSEQUENT EVENT
In October 2013, the Company entered into a Securities Purchase Agreement with an investor to offer up to 1,000 shares of Series B-1 and Series B-2 Preferred Stock at a price of $10,000 per share, and gross proceeds of up to $10,000,000. The Company will be offering the Series B Preferred Stock in two tranches.  The first tranche closed on November 1, 2013, with the Company selling 500 shares of Series B-1 Preferred Stock in exchange for gross proceeds of $5,000,000. With the second tranche, the Company will offer either 500 shares of Series B-1 Preferred Stock or 500 shares of Series B-2 Preferred Stock (but not both), which would result in additional gross proceeds to the Company of $5,000,000. The second tranche will not close until after the Company's stockholder's approve certain issuances of the securities related to this offering. The Company intends to hold a special meeting as soon as practicable in order to obtain such approval.
The shares issued in the second tranche will be Series B-2 Preferred Stock if the closing price of the Company’s common stock on the Nasdaq Stock Market has reached $1.35 or more on any trading day.  If this condition is satisfied, the closing of the second tranche would occur immediately after the later of (i) the date of the stockholder approval or (ii) the date that the closing price was $1.35 or more. If the closing price of the Company's common stock has not yet reached $1.35 or more, the Company has the option (exercisable until April 28, 2013) to request that the closing of the second tranche occur within 30 days.  In this case, the Company would issue Series B-1 Preferred Stock and the closing of the second tranche would occur immediately after the later of (i) the date of the stockholder approval or (ii) the 30th day following the Company’s notice.
Holders of Series B Preferred Stock are entitled to cumulative dividends at a rate of 5.75% per annum when and if declared by the Board of Directors in its sole discretion. The dividends may be paid in cash or in the form of common stock (valued at 8% below market price, but not to exceed the lowest closing price during the applicable measurement period), at the discretion of the Board of Directors. The dividend rate on the Series B Preferred Stock is indexed to the Company's stock price and subject to adjustment. In addition, the Series B Preferred Stock contains a embedded dividend provision whereby, conversion or redemption of the preferred stock within 5 years of issuance will require dividends for the full five year period to be paid by the Company in cash or common stock (valued at 8% below market price, but not to exceed the lowest closing price during the applicable measurement period).
The Series B Preferred Stock may be converted into shares of common stock at the option of the Company if the closing price of the common stock exceeds $2.00, as adjusted, for 20 consecutive trading days, or by the holder at any time. The Company has the right to redeem the Series B Preferred Stock at a price of $10,000 per share, plus any accrued and unpaid dividends, plus the embedded dividend amount (if applicable). The holder of the Series B-1 Preferred Stock may convert to common shares at any time, at no cost, at a conversion price of $1.15 and a ratio of 1 preferred share into 8,696 common shares. The holder of the Series B-2 Preferred Stock (if issued) may convert to common shares at any time, at no cost, at a conversion price of $1.50 and a ratio of 1 preferred share into 6,667 common shares. Conversions by the holder are subject to standard ratable anti-dilution adjustments. Upon any conversion (whether at the option of the Company or the holder), the holder is entitled to receive any accrued but unpaid dividends and also any embedded dividend amount (if applicable).
Except as otherwise required by law (or with respect to approval of certain actions), the Series B Preferred Stock shall have no voting rights. Upon any liquidation, dissolution or winding up of the Company, holders of Series B Preferred Stock will be entitled to be paid out of the Company's assets, on a parity with holders of the Company's common stock and the Company's Series A preferred stock, an amount equal to $10,000 per share plus any accrued but unpaid dividends thereon.

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

Overview
We are a development stage company formed to commercialize flexible photovoltaic modules using our proprietary technology. Since our formation in October 2005, the majority of our cash outlays have gone toward the investment in capital equipment necessary to develop our manufacturing capabilities for producing the commercial products we envision and for research and development. For the nine months ended September 30, 2013, we generated $735,000 of revenue. Our product revenue was $609,000 and our revenue from government research and development contracts was $126,000. We do not consider this level of sales sufficient for exiting development stage.
Product revenue for the quarter reflects the shift in our sales strategy to focus on 1) our dual offering of EnerPlex™ consumer products, in addition to our off-grid applications for the specialty markets that employ our technology in a variety of end-use applications, and 2) sales channel and geographic expansion. Our results reflect EnerPlex traction in segments including consumer electronics and outdoor specialty gear. With respect to off-grid products, our co-development partners are developing products for diverse applications in vehicle battery charging, military applications, specialty outdoor gear, transportation and aerospace applications. Our product roadmap includes the release of several complimentary products presented in a wide range of wattages which we expect will accelerate our sales traction in the markets noted above. Our geographic expansion includes new distribution and retail relationships in the Americas, Europe and Asia-Pacific Regions.
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
We continue to accelerate our transition to a business model focusing on developing PV integrated re-charging solutions for consumer electronics. In June 2012, we launched our new line of consumer products under the EnerPlex™ brand, and introduced our first product, the Surfr™, a case with a solar assisted charger and battery back-up for the Apple® iPhone® 4/4S smart phone featuring our ultra-light CIGS thin film technology. The charger incorporates our ultra-light and thin PV module into a sleek, protective iPhone 4/4S case, along with a thin battery. The charger adds minimal weight and size to an iPhone smart phone, yet provides supplemental charging when needed. In August 2012, we announced the launch of the second version of Surfr, a case with a solar assisted charger and battery back-up for the Samsung® Galaxy S® III, which provides 85% additional battery life.
In December 2012, we launched the EnerPlex Kickr™ and EnerPlex Jumpr™ PV integrated product series. The EnerPlex Kickr IV is an extremely portable, compact and durable solar charging device, approximately seven inches by seven inches when folded, and weighing only 316 grams, or less than half a pound. The Kickr IV provides 6 watts of regulated power that can help charge phones, tablets, digital cameras, and other portable electronic devices. The Kickr IV is ideal for outdoor activities such as camping, hiking and mountain climbing, as well as everyday use. Complementing the PV integrated series is our Jumpr™ product family. The Jumpr line has no PV component and is focused on providing portable electronics battery re-charging when an electronic outlet is not available. The line consists of the Jumpr Classic (4400 and 7800 milli-Amp hours ("mAh") capacity), the Jumpr Mini (1350 mAh and only 6mm in thickness) and the Jumpr Stack, which includes three Jumpr Mini's (carrying power of 1600 mAh each) and docking station, designed to provide the convenience of the Jumpr Mini for family members on the go.
We continue to design and manufacture PV integrated consumer electronics, as well as portable power applications for commercial and military users, and we have adjusted our equipment utilization to meet our near term sales forecast. Products in these consumer oriented markets are priced based on the overall product value proposition as compared with directly competitive products or substitute products, rather than on a cost per watt basis as typically used in commodity solar markets.
During the first three quarters of 2013, we launched our new retail relationship with Fry's Electronics Inc., a premier California-based retailer. Our entire EnerPlex series of products is now available at all Fry's retail locations, as well as online through www.frys.com.
We also established additional distributor relationships to reach consumers, including:

•	Wintec Industries as a distributor of our EnerPlex series to Walmart.com.

•	MKRAK Management Inc. as our exclusive distributor to golf pro-shops and select retail stores in the Canadian market.

•	Power IT-2 for distribution of our EnerPlex series of consumer products in the United Kingdom.

•	Sun2Voltage as our exclusive distributor of EnerPlex products in Scandinavia.

•	D.Phone (DiXinTong Inc.), one of China's largest retailers of mobile phones and accessories.

•	Hainan Airlines of China, which has over 500 domestic and international routes, including those of its subsidiaries: Shanxi, Chang'an and China Xinhua Airlines.

•	West Coast Limited, one of the leading electronics distributors in the United Kingdom and Ireland.

We also launched our retail presence in Colorado through the operation of sales kiosks at Denver International Airport (Concourse B) as well as malls in the Denver Metro area, and also at the world famous Red Rocks Amphitheater. These new retail locations bring us closer to a diverse and educated group of consumers in our home state of Colorado.
Energizer Holdings (NYSE: ENR) chose us to be the solar panel provider for the donated Energizer lanterns and lights used in the One Million Lights program designed to provide, not just light, but opportunity in the developing world. Our panels are used in a 7-LED Energizer® Rechargeable Lantern and a 4-LED Energizer® Rechargeable Area Light. Both solar solutions provide a safe, cost-effective alternative to traditional kerosene lamps for rural families.
In addition, we announced our agreement with the Denver Broncos Football Club to become a 'Hometown Sponsor' for the NFL franchise, a deal which will include in-stadium advertising rights at Sports Authority Field at Mile High and promotional rights for our EnerPlex products.
Our consumer products are available to customers through third party distributors and retailers and through our website at www.GoEnerPlex.com, our retail website. For the balance of 2013 and throughout 2014, we plan to continue our expansion of distribution channels in the U.S. and worldwide.
Commercialization and Manufacturing Strategy
We manufacture our products by affixing a thin CIGS layer to a flexible, plastic substrate using a large format, roll-to-roll process that permits us to fabricate our flexible PV modules in an integrated sequential operation. We use proprietary monolithic integration techniques that enable us to form complete PV modules with less or no costly back end assembly of intercell connections. Traditional PV manufacturers assemble PV modules by bonding or soldering discrete PV cells together. This manufacturing step typically increases manufacturing costs and at times proves detrimental to the overall yield and reliability of the finished product. By reducing or eliminating this added step using our proprietary monolithic integration techniques, we believe that we can achieve cost savings in, and increase the reliability of, our PV modules. All tooling necessary for us to meet our near term production requirements is installed in our Thornton, Colorado plant. In 2012, we accelerated the change in strategy initiated in March 2011 when we revised our strategy to focus on applications for emerging and specialty markets, including off grid, military and defense and consumer oriented products (EnerPlex).
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
Related Party Activity
TFG Radiant Investment Group Ltd. and its affiliates ("TFG Radiant") owns approximately 29% of our outstanding common stock as of September 30, 2013. In February 2012, we announced the appointment of Victor Lee as President and Chief Executive Officer. Mr. Lee had served on our Board of Directors since November 2011 and is currently the managing director of Tertius Financial Group Pte Ltd, the joint venture partner with Radiant Group in TFG Radiant. In April 2012, we appointed the Chairman of TFG Radiant, Mr. Winston Xu (aka Xu Biao), as a member of our Board of Directors.
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
During the nine months ended September 30, 2013, we made disbursements to TFG Radiant in the amount of $1,082,000, consisting of $600,000 for consulting fees and $482,000 for finished goods received and deposits for work-in-process. During the three and nine months ended September 30, 2013 and 2012, we recognized revenue in the amount of $143,000 and $405,000, respectively, for products sold to TFG Radiant under the supply agreement. As of September 30, 2013 and December 31, 2012, we held $10,000 and $596,000, respectively, in receivables due from and deposits paid to TFG Radiant.
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
Our significant accounting policies were described in Note 3 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no changes to these policies that are of potential significance to us during the nine months ended September 30, 2013.
Recent Accounting Pronouncements
See Note 3, “Summary of Significant Accounting Policies,” in the Notes to Condensed Financial Statements. There are no new accounting pronouncements that are of significance or potential significance to us.

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2013 and 2012
Our activities to date have substantially consisted of raising capital, business and product development, research and development and the development of our production lines.
Revenues. Our revenues were $275,000 for the three months ended September 30, 2013 compared to $556,000 for the three months ended September 30, 2012, a decrease of $281,000. Revenues for the three months ended September 30, 2013 include $267,000 of product sales compared to $474,000 for the three months ended September 30, 2012, a decrease of $207,000. Revenues earned on our government research and development contracts decreased by $74,000 during the three months ended September 30, 2013, due to the winding down of several government contracts.
Our revenues were $735,000 for the nine months ended September 30, 2013 compared to $1,152,000 for the nine months ended September 30, 2012, a decrease of $417,000. Revenues for the nine months ended September 30, 2013 include $609,000 of product sales compared to $547,000 for the nine months ended September 30, 2012, an increase of $62,000. Revenues earned on our government research and development contracts decreased by $479,000 during the nine months ended September 30, 2013, due to the winding down of several government contracts.
Research and development. Research and development costs were $5,336,000 for the three months ended September 30, 2013 compared to $5,730,000 for the three months ended September 30, 2012, a decrease of $394,000. Research and development costs include the costs incurred for production activities in our manufacturing facility and facility and equipment infrastructure costs. Research and development costs also include costs related to our governmental contracts. Costs related to production activities decreased by $352,000. The production cost decrease was comprised of consulting and contract service costs of $397,000, materials and equipment related costs of $89,000, facility costs of $42,000, depreciation and amortization of $36,000 and stock option expense of $21,000, offset by an increase in personnel related costs of $245,000. Governmental research and development expenditures decreased by $42,000 in the three months ended September 30, 2013. This decrease was comprised of consulting and contract services costs of $27,000, materials and equipment related costs of $25,000 and facility costs of $16,000, offset by an increase in personnel related costs of $28,000.
Research and development costs were $16,246,000 for the nine months ended September 30, 2013 compared to $14,950,000 for the nine months ended September 30, 2012, an increase of $1,296,000. Research and development costs include the costs incurred for production activities in our manufacturing facility and facility and equipment infrastructure costs. Research and development costs also include costs related to our governmental contracts. Costs related to production activities increased by $1,637,000. The production cost increase was comprised of personnel related costs of $751,000, materials and equipment related costs of $675,000 and consulting and contract service costs of $552,000, offset by decreases in facility related costs of $220,000, stock option expense of $52,000, depreciation and amortization of $42,000 and other manufacturing related expenses of $27,000. Governmental research and development expenditures decreased by $341,000 in the nine months ended September 30, 2013. This decrease is the result of reductions in consulting and contract service costs of $272,000, facilities related costs of $48,000, material and equipment related costs of $34,000 and stock option expense of $17,000, offset by an increase in personnel related costs of $35,000.
Selling, general and administrative. Selling, general and administrative expenses were $1,385,000 for the three months ended September 30, 2013 compared to $1,188,000 for the three months ended September 30, 2012, an increase of $197,000.

This increase is comprised of consulting and contract service costs of $237,000, marketing costs of $180,000 and personnel related costs of $112,000, offset by decreases in legal costs of $219,000, public company costs of $75,000, safety related costs of $26,000 and stock option expense of $15,000.
Selling, general and administrative expenses were $4,238,000 for the nine months ended September 30, 2013 compared to $3,868,000 for the nine months ended September 30, 2012, an increase of $370,000. This increase is comprised of consulting and contract service costs of $535,000, marketing related costs of $439,000 and personnel related costs of $38,000, offset by decreases in legal costs of $182,000, moving expenses of $162,000, stock option expense of $154,000, public company costs of $110,000 and facility and IT related costs of $49,000.
Other Income / (Expense), net. Other Income / (Expense) was $107,000 net expense for the three months ended September 30, 2013 compared to $37,000 net expense for the three months ended September 30, 2012, an increase of $70,000, primarily the result of an increase in interest expense as we are no longer capitalizing interests costs on our manufacturing facility building loan.
Other Income / (Expense) was $320,000 net expense for the nine months ended September 30, 2013 compared to $149,000 net expense for the nine months ended September 30, 2012, an increase of $171,000, primarily the result of an increase in interest expense as we are no longer capitalizing interests costs on our manufacturing facility building loan.
Net Loss. Our Net Loss was $6,482,000 for the three months ended September 30, 2013 compared to a Net Loss of $6,398,000 for the three months ended September 30, 2012, an increase of $84,000.
Our Net Loss was $19,999,000 for the nine months ended September 30, 2013 compared to a Net Loss of $17,815,000 for the nine months ended September 30, 2012, an increase of $2,185,000.

The increase in Net Loss can be summarized in variances in significant account activity as follows:

	Decrease (increase) to Net Loss For the Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012	Decrease (increase) to Net Loss For the Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012
Revenues
Products	$(207,000)	$62,000
Government Contracts	(74,000)	(479,000)
Research and development costs
Manufacturing research and development	331,000	(1,689,000)
Government research and development	39,000	324,000
Non-cash stock based compensation	24,000	69,000
Selling, general and administrative expenses
Corporate selling, general and administrative	(212,000)	(524,000)
Non-cash stock based compensation	15,000	154,000
Other Income / (Expense)
Other Income / (Expense), net	(70,000)	(171,000)
Change in fair value of make-whole dividend liability	70,000	70,000
Increase to Net Loss	$(84,000)	$(2,184,000)

Liquidity and Capital Resources
As of September 30, 2013, we had approximately $3.9 million in cash and cash equivalents and working capital of $2.6 million. We are in the development stage and are currently incurring significant losses from operations as we work toward further commercialization.
In May 2013, we sold 2,500,000 shares of common stock in a private placement for proceeds of $1.4 million.
In June and August 2013, we sold 750,000 shares of Series A Preferred Stock at a price of $8.00 per share to an investor, resulting in gross proceeds of $6,000,000. This purchase included warrants to purchase up to 2,625,000 shares of our common stock.

Holders of Series A Preferred Stock are entitled to cumulative dividends at a rate of 8.0% per annum when and if declared by the Board of Directors in its sole discretion. The dividends may be paid in cash or in the form of common stock (valued at 10% below market price, but not to exceed the lowest closing price during the applicable measurement period), at the discretion of the Board of Directors. The dividend rate on the Series A Preferred Stock is indexed to our stock price and subject to adjustment. In addition, the Series A Preferred Stock contains a make-whole provision whereby, conversion or redemption of the preferred stock within 4 years of issuance will require dividends for the full four year period to be paid by us in cash or common stock (valued at 10% below market price, but not to exceed the lowest closing price during the applicable measurement period).
In September 2013, the holder of the Series A Preferred Shares converted 37,610 preferred shares into 376,100 shares of common stock. As a result of this conversion, we paid a make-whole dividend on the conversion of Series A preferred stock in the amount of 123,909 shares of common stock in lieu of a cash payment of $107,000. In October 2013, the holder of the Series A Preferred Shares twice converted preferred shares; a total of 350,000 preferred shares converted into 3,500,000 shares of common stock. As a result of these conversions, we paid make-whole dividends totaling 872,726 shares of common stock in lieu of cash payments of $656,000.
The Series A Preferred Stock may be converted into shares of common stock at our option if the closing price of common stock exceeds $1.60, as adjusted, for 20 consecutive trading days, or by the holder at any time. We have the right to redeem the Series A preferred stock at a price of $8.00 per share, plus any accrued and unpaid dividends, plus the make-whole amount (if applicable). As of September 30, 2013, we were entitled to redeem the outstanding preferred shares for $5.7 million in cash, plus a make-whole amount of $1.7 million, payable in cash or common shares. At September 30, 2013, the preferred shares were not eligible for conversion to common shares at our option. The holder of the preferred shares may convert to common shares at any time, at no cost, at a ratio of 1 preferred share into 10 common shares (subject to standard ratable anti-dilution adjustments). Upon any conversion (whether at our option or the option of the holder), the holder is entitled to receive any accrued but unpaid dividends and also any make-whole amount (if applicable).
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
In October 2013, we entered into a Securities Purchase Agreement with an investor to offer up to 1,000 shares of Series B-1 and Series B-2 Preferred Stock at a price of $10,000 per share, and gross proceeds of up to $10,000,000. We will be offering the Series B Preferred Stock in two tranches.  The first tranche closed on November 1, 2013, with us selling 500 shares of Series B-1 Preferred Stock in exchange for gross proceeds of $5,000,000. With the second tranche, we will offer either 500 shares of Series B-1 Preferred Stock or 500 shares of Series B-2 Preferred Stock (but not both), which would result in additional gross proceeds to us of $5,000,000. The second tranche will not close until after our stockholder's approve certain issuances of the securities related to this offering. We intend to hold a special meeting as soon as practicable in order to obtain such approval.
The Series B-1 Preferred Stock is convertible into common stock at a fixed conversion price of $1.15 per share of common stock. The Series B-2 Preferred Stock (if issued) will be convertible into common stock at a fixed conversion price of $1.50 per share of common stock. The shares issued in the second tranche will be Series B-2 Preferred Stock if the closing price of our common stock on the Nasdaq Stock Market has reached $1.35 or more on any trading day.  If this condition is satisfied, the closing of the second tranche would occur immediately after the later of (i) the date of the stockholder approval or (ii) the date that the closing price was $1.35 or more. If the closing price of pur common stock has not yet reached $1.35 or more, we have the option (exercisable until April 28, 2013) to request that the closing of the second tranche occur within 30 days.  In this case, we would issue Series B-1 Preferred Stock and the closing of the second tranche would occur immediately after the later of (i) the date of the stockholder approval or (ii) the 30th day following our notice.
Holders of Series B Preferred Stock are entitled to cumulative dividends at a rate of 5.75% per annum when and if declared by the Board of Directors in its sole discretion. The dividends may be paid in cash or in the form of common stock (valued at 8% below market price, but not to exceed the lowest closing price during the applicable measurement period), at the discretion of the Board of Directors. The dividend rate on the Series B Preferred Stock is indexed to our stock price and subject to adjustment. In addition, the Securities Purchase Agreement contains a embedded dividend provision whereby, conversion or redemption of the preferred stock within 5 years of issuance will require dividends for the full five year period to be paid by us in cash or common stock (valued at 8% below market price, but not to exceed the lowest closing price during the applicable measurement period).

The Series B Preferred Stock may be converted into shares of common stock at our option if the closing price of the common stock exceeds $2.00, as adjusted, for 20 consecutive trading days, or by the holder at any time. We have the right to redeem the Series B Preferred Stock at a price of $10,000 per share, plus any accrued and unpaid dividends, plus the embedded dividend amount (if applicable). The holder of the Series B-1 Preferred Stock may convert to common shares at any time, at no cost, at a conversion price of $1.15 and a ratio of 1 preferred share into 8,696 common shares. The holder of the Series B-2 Preferred Stock (if issued) may convert to common shares at any time, at no cost, at a conversion price of $1.50 and a ratio of 1 preferred share into 6,667 common shares. Conversions by the holder are subject to standard ratable anti-dilution adjustments. Upon any conversion (whether at our option or the holder), the holder is entitled to receive any accrued but unpaid dividends and also any embedded dividend amount (if applicable).
Except as otherwise required by law (or with respect to approval of certain actions), the Series B Preferred Stock shall have no voting rights. Upon any liquidation, dissolution or winding up,, holders of Series B Preferred Stock will be entitled to be paid out of our assets, on a parity with holders of our common stock and our Series A preferred stock, an amount equal to $10,000 per share plus any accrued but unpaid dividends thereon.
We have commenced production at our manufacturing facility. We do not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until we have fully implemented our new consumer products strategy. Changes in the level of expected operating losses, the timing of planned capital expenditures or other factors may negatively impact cash flows and reduce current cash and investments faster than anticipated. During the nine months ended September 30, 2013, we used $15.0 million in cash for operations. In 2013, we expect to incur a base level of maintenance capital expenditures and relatively minor improvements to the existing asset base. Our primary significant long term obligation consists of a note payable of $6.4 million to a financial institution secured by a mortgage on our headquarters and manufacturing building in Thornton, Colorado. Total payments of $0.2 million, including principal and interest, will come due in the remainder of 2013. Additional projected product revenues are not anticipated to result in a positive cash flow position for the year 2013 overall. Following the closing of the first tranche of our Series B Preferred Stock offering in November 2013, we believe that we will need to raise additional capital during 2014 in order the continue our current level of operations through the end of 2014 and into 2015. We continue to accelerate sales and marketing efforts related to our consumer products strategy through increased hiring. We have begun activities related to securing additional financing through strategic or financial investors, but there is no assurance that we will be able to raise additional capital on acceptable terms or at all. If our revenues do not increase rapidly, and/or additional financing is not obtained, we will be required to significantly curtail operations to reduce costs and/or sell assets. Such actions would likely have an adverse impact on our future operations.
For the nine months ended September 30, 2013, our cash used in operations was $15.0 million compared to $12.8 million for the nine months ended September 30, 2012, an increase of $2.2 million. The increase in cash used in operating activities is primarily the result of an increase in net loss of $2.3 million as we ramp up spending while pushing toward commercialization. For the nine months ended September 30, 2013, our cash used in investing activities was $0.9 million compared to cash provided by investing activities of $8.6 million for the nine months ended September 30, 2012, a net decrease of $9.5 million. The decrease in cash provided by (used in) investing activities is the result of liquidating our investments of $12.6 million for operations in the nine months ended September 30, 2012, partially offset by a reduction in equipment purchases of $3.4 million. During the nine months ended September 30, 2013, expenditures for equipment purchases of $0.5 million and spending on patents of $0.4 million, combined with negative operating cash flows of $15.0 million, were funded through $7.3 million of funding received from private placements and the use of cash and cash equivalents held at December 31, 2012.
On April 11, 2012, we received notice from The NASDAQ Stock Market (“Nasdaq”) stating that because we had not regained compliance with the $1.00 minimum bid price requirement for continued listing, our common stock (listed on The Nasdaq Global Market) would be subject to delisting. On August 17, 2012, we received notification from The Nasdaq Listing Qualifications department that we had regained compliance with the minimum bid price requirement, and that our noncompliance had been rectified. On December 5, 2012, we received notice from Nasdaq stating that we had fallen out of compliance with the $1.00 minimum bid price requirement for continued listing. On August 5, 2013, we received notification from The Nasdaq Listing Qualifications department that we had regained compliance with the minimum bid price requirement, and that our noncompliance had been rectified. On September 19, 2013, we received notice from Nasdaq stating that we had again fallen out of compliance with the $1.00 minimum bid price requirement for continued listing. This notice has no immediate effect on the listing of our common stock on The Nasdaq Global Market. We have been provided an initial compliance period of 180 calendar days, or until March 18, 2014, for our closing bid price to meet or exceed $1.00 per share for a minimum of 10 consecutive business days. If this initial compliance period were to expire, we could request a hearing which would stay any delisting action in connection with the notice and allow the continued listing of our common stock until the Panel renders a decision subsequent to the hearing. There can be no assurance that our plans to exercise diligent efforts to maintain the listing of our common stock on The Nasdaq Global Market will be successful. If not successful, there may be a negative impact on our ability to raise capital through the equity markets, however, we could effect a reverse stock split, although such a split may have negative implications as well.

Contractual Obligations
The following table presents our contractual obligations as of September 30, 2013. Our long-term debt obligation is related to our building loan reflecting both principal and interest. Our purchase obligations include orders for equipment, inventory and operating expenses.

		Payments Due by Year (in thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$9,941	$693	$2,081	$2,081	$5,086
Operating lease obligations	54	54	—	—	—
Purchase obligations	596	596	—	—	—
Total	$10,591	$1,343	$2,081	$2,081	$5,086
Off Balance Sheet Transactions
As of September 30, 2013, we did not have any off balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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
Interest Rate Risk
Our exposure to market risks for changes in interest rates relates primarily to our cash equivalents. As of September 30, 2013, our cash equivalents consisted only of federally insured operating and savings accounts held with financial institutions. From time to time we hold money market funds, investments in U.S. government securities and high quality corporate securities. The primary objective of our investment activities is to preserve principal and provide liquidity on demand, while at the same time maximizing the income we receive from our investments without significantly increasing risk. The direct risk to us associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a change in interest rates will have a significant impact on our financial position, results of operations or cash flows.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (SEC) rules and forms. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of September 30, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2013, our disclosure controls and procedures were effective.
Changes in Internal Control over Disclosure and Reporting
There was no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not required.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits
A list of exhibits is found on page 27 of this report.

ASCENT SOLAR TECHNOLOGIES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of November, 2013.

ASCENT SOLAR TECHNOLOGIES, INC.

By:	/S/ BILL GREGORAK
Bill Gregorak Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

ASCENT SOLAR TECHNOLOGIES, INC.
EXHIBIT INDEX

Exhibit No.	Description
4.1	Certificate of Designations of Series A Preferred Stock (filed as Exhibit 4.2 to our Registration Statement on Form S-3 filed July 1, 2013 (Reg. No. 333-189739)).

4.2	Form of Warrant (filed as Exhibit 4.3 to our Registration Statement on Form S-3 filed July 1, 2013 (Reg. No. 333-189739)).

4.3	Certificate of Designations of Series B-1 and B-2 Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed October 30, 2013)

10.1	Securities Purchase Agreement, dated June 17, 2013, between the Company and Seng Wei Seow (filed as Exhibit 10.2 to our Registration Statement on Form S-3 filed July 1, 2013 (Reg. No. 333-189739)).

10.2	Registration Rights Agreement dated June 17, 2013 between the Company and Seng Wei Seow (filed as exhibit 10.2 to our Current Report on Form 8-K filed June 21, 2013).

10.3
First Amendment dated August 7, 2013 to Securities Purchase Agreement and Registration Rights Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 7, 2013)

10.4	Second Amendment dated August 13, 2013 to Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 15, 2013)

10.5
Framework Agreement, dated July 2, 2013, between the Company and the Government of the Municipal City of Suqian in Jiangsu Province, China (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-3 filed August 29, 2013 (Reg. No. 333-190701), as amended)

10.6
Stock Purchase Agreement, dated October 28, 2013 between the Company and Ironridge Technology Co., a division of Ironridge Global IV, Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 30, 2013)

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