Form 10-Q
period 2014-03-31
Ascent Solar Technologies, Inc.
filed 2014-05-07
CIK 1350102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
 ______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2014, there were 79,041,954 shares of our common stock issued and outstanding.

ASCENT SOLAR TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q
Quarterly Period Ended March 31, 2014

PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements (unaudited)	3
	Condensed Balance Sheets—As of March 31, 2014 and December 31, 2013	3
	Condensed Statements of Operations—For the three months ended March 31, 2014 and March 31, 2013 and for the period from inception (October 18, 2005) through March 31, 2014	4
	Condensed Statements of Cash Flows—For the three months ended March 31, 2014 and March 31, 2013 and for the period from inception (October 18, 2005) through March 31, 2014	5
	Notes to Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	20
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Mine Safety Disclosures	21
Item 5.	Other Information	21
Item 6.	Exhibits	21
SIGNATURES		23
EXHIBIT INDEX		24

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

ASCENT SOLAR TECHNOLOGIES, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$1,563,208	$3,318,155
Trade receivables	774,684	458,076
Related party receivables and deposits	222,153	21,122
Inventories	2,124,962	1,887,612
Prepaid expenses and other current assets	1,481,321	1,157,484
Total current assets	6,166,328	6,842,449
Property, Plant and Equipment:	38,597,862	38,614,905
Less accumulated depreciation and amortization	(19,310,613)	(17,850,688)
	19,287,249	20,764,217
Other Assets:
Patents, net of amortization of $92,650 and $83,364, respectively	1,068,646	879,541
Other non-current assets	51,875	52,813
	1,120,521	932,354
Total Assets	$26,574,098	$28,539,020
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$403,113	$442,754
Accrued expenses	2,460,685	1,800,369
Current portion of long-term debt	287,654	282,960
Make-whole dividend liability	3,314,113	3,146,156
Total current liabilities	6,465,565	5,672,239
Accrued Litigation Settlement, net of current portion	1,255,280	1,317,500
Long-Term Debt	5,993,477	6,067,175
Accrued Warranty Liability	54,000	47,937
Commitments and Contingencies (Notes 4 & 12)
Stockholders’ Equity:
Series A preferred stock, $.0001 par value; 750,000 shares authorized and issued; 262,390 and 362,390 shares outstanding as of March 31, 2014 and December 31, 2013, respectively ($3,022,733 Liquidation Preference)	26	36
Series B-1 preferred stock, $.0001 par value; 1,000 shares authorized and issued; 350 and 350 shares outstanding as of March 31, 2014 and December 31, 2013, respectively ($5,890,500 Liquidation Preference)	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized; 72,643,591 and 61,748,524 shares issued and outstanding, respectively	7,264	6,175
Additional paid in capital	272,330,757	263,270,005
Deficit accumulated during the development stage	(259,532,271)	(247,842,047)
Total stockholders’ equity	12,805,776	15,434,169
Total Liabilities and Stockholders’ Equity	$26,574,098	$28,539,020
The accompanying notes are an integral part of these condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Period from Inception (October 18, 2005) Through March 31, 2014
	March 31,
	2014	2013
Revenues
Products *	$672,082	$175,685	$3,717,869
Government contracts	80,981	59,252	9,946,983
Total Revenues	753,063	234,937	13,664,852
Costs and Expenses
Research, development and manufacturing operations	5,220,077	5,320,229	126,976,833
Selling, general and administrative	3,111,307	1,242,591	51,332,608
Impairment loss	—	—	83,993,440
Total Costs and Expenses	8,331,384	6,562,820	262,302,881
Loss from Operations	(7,578,321)	(6,327,883)	(248,638,029)
Other Income/(Expense)
Other Income/(Expense), net	(456,449)	(106,468)	12,357
Change in fair value of make-whole dividend liability	(735,454)	—	(2,050,837)
Total Other Income/(Expense)	(1,191,903)	(106,468)	(2,038,480)
Net Loss	$(8,770,224)	$(6,434,351)	$(250,676,509)
Deemed dividend on Preferred Stock and accretion of warrants	(2,920,000)	—	(8,855,762)
Net Loss applicable to common stockholders	$(11,690,224)	$(6,434,351)	$(259,532,271)

Net Loss Per Share (Basic and diluted)	$(0.18)	$(0.13)
Weighted Average Common Shares Outstanding (Basic and diluted)	66,036,653	51,333,822
* Includes related party revenue of $555,230 for the period from inception through March 31, 2014.

The accompanying notes are an integral part of these condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period from Inception (October 18, 2005) through March 31,
	Three Months Ended
	March 31,
	2014	2013	2014
Operating Activities:
Net loss	$(8,770,224)	$(6,434,351)	$(250,676,509)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,470,149	1,542,479	32,209,150
Share based compensation	222,814	174,891	13,656,011
Common stock issued for services	—	26,000	201,949
Realized loss on forward contracts	—	—	1,430,766
Foreign currency transaction loss (gain)	—	—	(590,433)
Amortization of financing costs and discounts	—	—	998,565
Impairment loss	—	—	83,993,440
Contract cancellation loss	—	—	1,167,586
Loss on extinguishment of liabilities	351,521	—	511,363
Accrued litigation settlement	(62,220)	—	1,637,780
Change in fair value of make-whole dividend liability	735,454	—	2,050,837
Changes in operating assets and liabilities:
Accounts receivable	(316,608)	(68,977)	(774,684)
Related party receivables and deposits	(201,031)	88,231	(222,153)
Inventories	(237,350)	(7,711)	(2,124,962)
Prepaid expenses and other current assets	(323,837)	(291,087)	(1,481,321)
Accounts payable	(39,642)	(162,920)	403,111
Accrued expenses	660,317	—	1,127,149
Warranty reserve	6,063	3,216	54,000
Net cash used in operating activities	(6,504,594)	(5,130,229)	(116,428,355)
Investing Activities:
Purchases of available-for-sale securities	—	—	(907,118,828)
Maturities and sales of available-for-sale securities	—	—	907,118,828
Purchase of property, plant and equipment	17,043	(394,108)	(135,324,701)
Patent activity costs	(198,392)	(86,164)	(1,136,339)
Net cash used in investing activities	(181,349)	(480,272)	(136,461,040)
Financing Activities:
Proceeds from bridge loan financing	—	—	1,600,000
Repayment of bridge loan financing	—	—	(1,600,000)
Payment of debt financing costs	—	—	(273,565)
Payment of equity offering costs	—	—	(10,514,523)
Proceeds from debt	—	—	7,700,000
Repayment of debt	(69,004)	(64,608)	(2,518,870)
Proceeds from shareholder under Section 16(b)	—	—	148,109
Proceeds from issuance of stock and warrants	5,000,000	—	259,959,580
Redemption of Class A warrants	—	—	(48,128)
Net cash provided by financing activities	4,930,996	(64,608)	254,452,603
Net change in cash and cash equivalents	(1,754,947)	(5,675,109)	1,563,208
Cash and cash equivalents at beginning of period	3,318,155	12,621,477	—
Cash and cash equivalents at end of period	$1,563,208	$6,946,368	$1,563,208
Non-Cash Transactions:
ITN initial contribution of assets for equity	$—	$—	$31,200
Note with ITN and related capital expenditures	$—	$—	$1,100,000
Non-cash conversions of preferred stock	$3,487,497	$—	$5,171,423
Make-whole provision on convertible preferred stock	$2,920,000	$—	$6,434,699
Beneficial conversion feature on convertible preferred stock	$—	$—	$2,421,063

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
Currently, the Company is producing consumer oriented products focusing on charging mobile devices powered by or enhanced by the Company's solar modules. Products in these markets are priced based on the overall product value proposition rather than a commodity-style price per watt basis. The Company continues to develop new consumer products and has adjusted utilization of its equipment to meet near term sales forecasts.

NOTE 2. BASIS OF PRESENTATION
The Company’s activities to date have consisted substantially of raising capital, research and development, establishment and development of the Company's production plant, product development and establishing a sales channel for its line of consumer products which is sold under the EnerPlex™ brand. A development stage entity is defined as an entity devoting substantially all of its efforts to establishing a new business and for which either a) planned principal operations have not commenced or b) planned principal operations have commenced, but there has been no significant revenue therefrom. Revenues to date have been primarily generated from the Company’s governmental research and development contracts and have not been significant. The Company’s planned principal operations to commercialize flexible PV modules and PV integrated consumer products have commenced, but have generated limited revenue to date. The EnerPlex™ brand of consumer oriented products was introduced in 2012. Despite experiencing substantial sequential growth in the fourth quarter of 2013 and first quarter of 2014, total revenue to date has not been significant. Accordingly, the Company is considered to be in the development stage and has provided additional disclosure of inception to date activity in its Statements of Operations, Statements of Stockholders’ Equity and Statements of Cash Flows. Additionally, due to the development stage nature of the Company, the majority of the Company’s costs are considered to be research and development costs.
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and footnotes typically found in U.S. GAAP audited annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. The Condensed Balance Sheet at December 31, 2013 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. These condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were described in Note 3 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes to these policies and no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2014 that are of significance or potential significance to the Company.

NOTE 4. LIQUIDITY AND CONTINUED OPERATIONS
As of March 31, 2014, the Company had $1.6 million in cash and cash equivalents. As discussed in Note 2, the Company is in the development stage and is currently incurring significant losses from operations as it works toward commercialization. In February 2014, the Company completed the sale of 500 shares of Series B-1 preferred stock in a private placement for gross proceeds of $5.0 million. In April 2014, the Company completed the sale of 300 shares of Series C preferred stock in a private placement for gross proceeds of $3.0 million.
The Company has commenced production at its manufacturing facility. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented its new consumer products strategy. During the first quarter of 2014 the Company used $6.5 million in cash for operations. For the remainder of 2014, the Company expects to incur a base level of maintenance capital expenditures and relatively minor improvements to the existing asset base. The Company's primary significant long term obligation consists of a note payable of $6.3 million to a financial institution secured by a mortgage on its headquarters and manufacturing building in Thornton, Colorado. Total payments of $0.5 million, including principal and interest, will come due in the remainder of 2014. The Company owes $2.0 million related to a litigation settlement reached in April 2014, which will be paid in equal installments over 40 months beginning in April 2014. Additional projected product revenues are not anticipated to result in a positive cash flow position for the year 2014 overall. As such, cash liquidity sufficient for the year ending December 31, 2014 will require additional financing. The Company continues to accelerate sales and marketing efforts related to its consumer products strategy through increased promotion and expansion of its sales channel. The Company has begun activities related to securing additional financing through strategic or financial investors, but there is no assurance the Company will be able to raise additional capital on acceptable terms or at all. Changes in the level of expected operating losses, the timing of planned capital expenditures or other factors may negatively impact cash flows and reduce current cash and investments faster than anticipated. If the Company's revenues do not increase rapidly, and/or additional financing is not obtained, the Company will be required to significantly curtail operations to reduce costs and/or sell assets. Such actions would likely have an adverse impact on the Company's future operations.
The Company is currently not in compliance with the NASDAQ minimum $1.00 bid price requirement. On March 27, 2014, the Company received approval to transfer its listing from the NASDAQ Global Market tier to the NASDAQ Capital Market tier, effective with opening of the market on March 28, 2014. The Company's common stock will continue to trade under the symbol “ASTI”.  The NASDAQ Capital Market is a continuous trading market that operates in substantially the same manner as the NASDAQ Global Market.Transfer of the Company's listing to the NASDAQ Capital Market resulted in an additional 180-day period within which to regain compliance with the $1.00 minimum bid price requirement, through September 15, 2014 (the "Compliance Date"). The Company intends to continue to monitor the bid price of its common stock. If the Company's common stock does not trade at a level that is likely to regain compliance with the NASDAQ requirements, the Company's Board of Directors may consider other options that may be available to achieve compliance. One option to regain compliance is a reverse stock split, however a reverse stock split could have negative implications. If at any time before the Compliance Date, the closing bid price of the Company's common stock is at least $1.00 per share for at least ten consecutive business days, the Company will regain compliance with the price requirement. There is no assurance that the Company can demonstrate compliance by the Compliance Date or comply with the terms of the extension granted by NASDAQ, and the Company's common stock may then be subject to delisting.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT
The following table summarizes property, plant and equipment as of March 31, 2014 and December 31, 2013:

	As of March 31,	As of December 31,
	2014	2013
Building	$5,820,509	$5,820,509
Furniture, fixtures, computer hardware and computer software	465,391	461,491
Manufacturing machinery and equipment	32,311,962	32,332,905
Net depreciable property, plant and equipment	38,597,862	38,614,905
Less: Accumulated depreciation and amortization	(19,310,613)	(17,850,688)
Net property, plant and equipment	$19,287,249	$20,764,217
The Company analyzes its long-lived assets for impairment, both individually and as a group, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
Depreciation expense for the three months ended March 31, 2014 and 2013 was $1,467,746 and $1,533,629, respectively. Depreciation expense is recorded under “Research, development and manufacturing operations” expense and “Selling, general and administrative” expense in the Condensed Statements of Operations.

NOTE 6. INVENTORIES
Inventories consisted of the following at March 31, 2014 and December 31, 2013:

	As of March 31,	As of December 31,
	2014	2013
Raw materials	$1,123,522	$1,190,079
Work in process	567,539	401,274
Finished goods	433,901	296,259
Total	$2,124,962	$1,887,612

NOTE 7. DEBT
On February 8, 2008, the Company acquired a manufacturing and office facility in Thornton, Colorado, for approximately $5.5 million. The purchase was financed by a promissory note, deed of trust and construction loan agreement (the “Construction Loan”) with the Colorado Housing and Finance Authority (“CHFA”), which provided the Company borrowing availability of up to $7.5 million for the building and building improvements. In 2009, the Construction Loan was converted to a permanent loan pursuant to a Loan Modification Agreement between the Company and CHFA (the “Permanent Loan”). The Permanent Loan, collateralized by the building, has an interest rate of 6.6% and the principal will be amortized through its term to January 2028. The Company will incur a prepayment penalty if the Permanent Loan is prepaid prior to December 31, 2015. Further, pursuant to certain negative covenants in the Permanent Loan, the Company may not, among other things, without CHFA’s prior written consent (which by the terms of the deed of trust is subject to a reasonableness requirement): create or incur additional indebtedness (other than obligations created or incurred in the ordinary course of business); merge or consolidate with any other entity; or make loans or advances to the Company’s officers, shareholders, directors or employees. The outstanding balance of the Permanent Loan was $6,281,131 as of March 31, 2014.

As of March 31, 2014, future principal payments on long-term debt are due as follows:

2014	$213,956
2015	302,210
2016	322,771
2017	344,730
2018	368,183
Thereafter	4,729,281
$6,281,131

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
The Company concluded the make-whole dividends should be characterized as embedded derivatives under ASC 815. Make-whole dividends are expensed at the time of issuance and recorded as "Deemed dividends on Preferred Stock and accretion of warrants" in the Condensed Statements of Operations and "Make-whole dividend liability" in the Condensed Balance Sheets. During the three months ended March 31, 2014, the Company recorded $2.9 million for make-whole dividends related to the closing of the second tranche of the Series B Preferred Stock purchase and the issuance of 500 Series B-1 preferred shares. See Note 9. Stockholders' Equity.
The fair value of these dividend liabilities, which are indexed to the Company's common stock, must be evaluated at each period end. The fair value measurements rely primarily on Company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. Fair value determination required forecasting stock price volatility, expected average annual return and conversion date. During the three months ended March 31, 2014, the Company recorded a net increase in fair value of the liability in the amount of $0.7 million, recorded as "Change in fair value of make-whole dividend liability" in Other Income/(Expense) in the Condensed Statements of Operations and in the Condensed Statement of Cash Flows.
At March 31, 2014, there were 262,390 shares and 350 shares of Series A and Series B-1 Preferred Shares outstanding, respectively. At March 31, 2014, the Company was entitled to redeem the outstanding Series A preferred shares for $2.1 million, plus a make-whole amount of $0.9 million, payable in cash or common shares. At March 31, 2014, the Company was entitled to redeem the outstanding Series B-1 preferred shares for $3.5 million, plus a make-whole amount of $2.4 million, payable in cash or common shares. The combined fair value of the make-whole dividend liabilities for the Series A and Series B-1 preferred shares, which approximates cash value, was $3.3 million as of March 31, 2014.

NOTE 9. STOCKHOLDERS’ EQUITY
Common Stock
At March 31, 2014, the Company had 250,000,000 shares of common stock, $0.0001 par value, authorized for issuance. Each share of common stock has the right to one vote. As of March 31, 2014, the Company had 72,643,591 shares of common stock outstanding. The Company has not declared or paid any dividends related to the common stock through March 31, 2014.
Preferred Stock
At March 31, 2014, the Company had 25,000,000 shares of preferred stock, $0.0001 par value, authorized for issuance. Preferred stock may be issued in classes or series. Designations, powers, preferences, rights, qualifications, limitations and restrictions are determined by the Company’s Board of Directors. 750,000 shares have been designated as Series A preferred stock and 2,000 shares have been designated for Series B-1 and B-2 preferred stock. As of March 31, 2014, the Company had 262,390 shares of Series A preferred stock, 350 shares of Series B-1 preferred stock and no shares of Series B-2 preferred stock oustanding. The Company has no declared unpaid dividends related to the preferred stock as of March 31, 2014.
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
The Series A Preferred Stock may be converted into shares of common stock at the option of the Company if the closing price of the common stock exceeds $1.60, as adjusted, for 20 consecutive trading days, or by the holder at any time. The Company has the right to redeem the Series A Preferred Stock at a price of $8.00 per share, plus any accrued and unpaid dividends, plus the make-whole amount (if applicable). At March 31, 2014, the preferred shares were not eligible for conversion to common shares at the option of the Company. The holder of the preferred shares may convert to common shares at any time, at no cost, at a ratio of 1 preferred share into 10 common shares (subject to standard ratable anti-dilution adjustments). Upon any conversion (whether at the option of the Company or the holder), the holder is entitled to receive any accrued but unpaid dividends and also any make-whole amount (if applicable). See Note 8. Make-Whole Dividend Liability.
During the three months ended March 31, 2014, the holder of the Series A Preferred Shares converted 100,000 preferred shares into 1,000,000 shares of common stock. As a result of this conversion, the Company paid a make-whole dividend on the conversion of Series A preferred stock in the amount of 514,433 shares of common stock in lieu of a cash payment of $319,000.
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
Series B Preferred Stock
In October 2013, the Company entered into a Securities Purchase Agreement with an investor to offer up to 1,000 shares of Series B-1 or Series B-2 preferred stock at a price of $10,000 per share, and gross proceeds of up to $10,000,000. The Company offered the Series B preferred stock in two tranches.  The first tranche closed on November 1, 2013, with the Company selling 500 shares of Series B-1 preferred stock in exchange for gross proceeds of $5,000,000. On January 20, 2014, at a special meeting of the stockholder's, the Company obtained stockholder approval for the offering. Delivery of the second tranche of $5,000,000 in exchange for 500 shares of Series B-1 preferred shares occurred on February 7, 2014. With the closing of both tranches resulting in the issuance of Series B-1 preferred shares, the Company will not offer Series B-2 preferred shares.
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

The Series B preferred stock may be converted into shares of common stock at the option of the Company if the closing price of the common stock exceeds $2.00, as adjusted, for 20 consecutive trading days, or by the holder at any time. The Company has the right to redeem the Series B preferred stock at a price of $10,000 per share, plus any accrued and unpaid dividends, plus the embedded dividend liability amount (if applicable). The holder of the Series B-1 preferred stock may convert to common shares at any time, at no cost, at a conversion price of $1.15 and a ratio of 1 preferred share into 8,696 common shares. Conversions by the holder are subject to standard ratable anti-dilution adjustments. Upon any conversion (whether at the option of the Company or the holder), the holder is entitled to receive any accrued but unpaid dividends and also any embedded dividend amount (if applicable). See Note 8. Make-whole dividend liability.
During the three months ended March 31, 2014, the holder of the Series B preferred stock converted 500 preferred shares into 4,347,826 shares of common stock. As a result of these conversions, the Company paid a make-whole dividends in the amount of 4,939,500 shares of common stock in lieu of a cash payment of $3,168,000.
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
The share-based compensation expense recognized in the Condensed Statements of Operations was as follows:

	For the three months ended March 31,
	2014	2013
Share-based compensation cost included in:
Research and development	$103,495	$66,256
Selling, general and administrative	119,319	108,635
Total share-based compensation cost	$222,814	$174,891

The following table presents share-based compensation expense by type:

	For the three months ended March 31,
	2014	2013
Type of Award:
Stock Options	$132,292	$104,950
Restricted Stock Units and Awards	90,522	69,941
Total share-based compensation cost	$222,814	$174,891

Stock Options: The Company recognized share-based compensation expense for stock options of $132,000 to officers, directors and employees for the three months ended March 31, 2014 related to stock option awards ultimately expected to vest. The weighted average estimated fair value of employee stock options granted for the three months ended March 31, 2014 and 2013 was $0.54 and $0.48 per share, respectively. Fair value was calculated using the Black-Scholes Model with the following assumptions:

	For the three months ended March 31,
	2014	2013
Expected volatility	95%	97%
Risk free interest rate	2%	1%
Expected dividends	—	—
Expected life (in years)	5.9	5.2

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
As of March 31, 2014, total compensation cost related to non-vested stock options not yet recognized was $396,000 which is expected to be recognized over a weighted average period of approximately 1.7 years. As of March 31, 2014, 1,709,222 shares were vested or expected to vest in the future at a weighted average exercise price of $1.67. As of March 31, 2014, 839,967 shares remained available for future grants under the Option Plan.
Restricted Stock: In addition to the stock options discussed above, the Company recognized share-based compensation expense related to restricted stock grants of $91,000 for the three months ended March 31, 2014. The weighted average estimated fair value of restricted stock grants for the three months ended March 31, 2014 and 2013 was $0.43 and $0.46 per share, respectively.

Total unrecognized share-based compensation expense from unvested restricted stock as of March 31, 2014 was $202,000 which is expected to be recognized over a weighted average period of approximately 0.7 years. As of March 31, 2014, 558,681 shares were expected to vest in the future. As of March 31, 2014, 136,485 shares remained available for future grants under the Restricted Stock Plan.

NOTE 11. RELATED PARTY TRANSACTIONS
TFG Radiant Investment Group Ltd. and its affiliates ("TFG Radiant") own approximately 22% of the Company's outstanding common stock as of March 31, 2014. In February 2012, the Company announced the appointment of Victor Lee as President and Chief Executive Officer. Mr. Lee had served on the Company's Board of Directors since November 2011 and is currently the managing director of Tertius Financial Group Pte Ltd, the joint venture partner with Radiant Group in TFG Radiant. In April 2012, the Company appointed the Chairman of TFG Radiant, Mr. Winston Xu (aka Xu Biao), as a member of its Board of Directors.
In June 2012, the Company entered into a supply agreement and a contract manufacturing agreement with TFG Radiant. Under the terms of the contract manufacturing agreement, TFG Radiant will oversee certain aspects of the contract manufacturing process related to the Company's EnerPlex™ line of consumer products. The Company will compensate TFG Radiant for acting as general contractor in the contract manufacturing process. Under the supply agreement, TFG Radiant intends to distribute the Company's consumer products in Asia. In December 2012, the Company entered into a consulting services agreement with TFG Radiant for product design, product development and manufacturing coordinating activities provided by TFG Radiant to the Company in connection with the Company's new line of consumer electronic products. The consulting services agreement was terminated effective March 31, 2014.
During three months ended March 31, 2014, the Company made disbursements to TFG Radiant in the amount of $537,000, consisting of $200,000 for consulting fees and $337,000 for finished goods received and deposits for work-in-process. During the period from inception through March 31, 2014, the Company recognized revenue in the amount of $555,000 for products sold to TFG Radiant under the supply agreement. As of March 31, 2014 and December 31, 2013, the Company held $222,000 and $21,000, respectively, in receivables and deposits with TFG Radiant.

NOTE 12. COMMITMENTS AND CONTINGENCIES
On October 21, 2011, the Company was notified that a complaint claiming $3.0 million for an investment banking fee (the “Lawsuit”) was filed by Jefferies & Company, Inc. (“Jefferies”) against the Company in New York State Supreme Court in the County of New York. In December 2010, Ascent and Jefferies entered into an engagement agreement (the “Fee Agreement”) pursuant to which Jefferies was hired to act as the Company's financial advisor in relation to certain potential transactions. In addition, Jefferies claimed an award for attorney's fees and prejudgment interest in the approximate amount of $1.2 million.
On April 16, 2014, the parties settled the lawsuit where the Company agreed to pay Jefferies a total of $2.0 million in equal installments over 40 months. The initial payment of $50,000 was made in April 2014.

The Company records a liability in its financial statements for costs related to claims, including settlements and judgments, where the Company has assessed that a loss is probable and an amount can be reasonably estimated. The Company accrued $1.7 million, the net present value of the $2.0 million settlement, as of December 31, 2013. As of March 31, 2014, $0.5 million was accrued for the short-term portion of this settlement, included in Accrued expenses, and $1.3 million was recorded as Accrued litigation settlement, net of current portion, in the Condensed Balance Sheets.

NOTE 13. JOINT VENTURE
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

NOTE 14. SUBSEQUENT EVENT
On April 1, 2014, the Company entered into a Securities Purchase Agreement where it issued 300 shares of Series C Preferred Stock to an investor in exchange for $3.0 million. Furthermore, the Company has the option to sell an additional $3.0 million worth of Series C Preferred Stock to the investor, subject to the terms of the Securities Purchase Agreement (the “Option”). The Company must exercise the Option within three trading days after the date on which the registration statement covering the re-sale of the common stock underlying the Series C Preferred Stock has been declared effective by the Securities and Exchange Commission.
The exercise of the Option will not close, however, until after the Company's stockholders approve certain issuances of its common stock related to the Series C Preferred Stock in accordance with Nasdaq rules, requiring stockholders to approve certain stock issuances that may aggregate to 20% or more of the Company's outstanding common stock. The Company intends to seek such approval at its next annual stockholder meeting scheduled for May 22, 2014. If the Company's stockholders do not vote to approve such issuances of its shares, the Option will not close and the Company would not receive the related proceeds.
In connection with the Securities Purchase Agreement, TFG Radiant, the Company's largest stockholder, entered into a Voting Agreement with the investor. Pursuant to the Voting Agreement, TFG Radiant has agreed to vote all shares of common stock it owns in favor of the stock issuances related to the Series C Preferred Stock.
The Series C Preferred Stock is convertible into common stock at a fixed conversion price of $1.15 per share of common stock. Holders of Series C Preferred Stock are entitled to cumulative dividends at a rate of 5.75% per annum when and if declared by the Board of Directors in its sole discretion. The dividends may be paid in cash or in the form of common stock (valued at 8% below market price, but not to exceed the lowest closing price during the applicable measurement period), at the discretion of the Board of Directors. The dividend rate on the Series C Preferred Stock is indexed to the Company's stock price and subject to adjustment. In addition, the Series C Preferred Stock contains an embedded dividend provision whereby, conversion or redemption of the preferred stock within 5 years of issuance will require dividends for the full five year period to be paid by the Company in cash or common stock (valued at 8% below market price, but not to exceed the lowest closing price during the applicable measurement period).
The Series C Preferred Stock may be converted into shares of common stock at the option of the Company if the closing price of the common stock exceeds $2.30, as adjusted, for 20 consecutive trading days, or by the holder at any time. The Company has the right to redeem the Series C Preferred Stock at a price of $10,000 per share, plus any accrued and unpaid dividends, plus the embedded dividend amount (if applicable). The holder of the Series C Preferred Stock may convert to common shares at any time, at no cost, at a conversion price of $1.15 and a ratio of 1 preferred share into 8,696 common shares. Conversions by the holder are subject to standard ratable anti-dilution adjustments. Upon any conversion (whether at the option of the Company or the holder), the holder is entitled to receive any accrued but unpaid dividends and also any embedded dividend amount (if applicable).
Except as otherwise required by law (or with respect to approval of certain actions), the Series C Preferred Stock shall have no voting rights. Upon any liquidation, dissolution or winding up of the Company, holders of Series C Preferred Stock will be entitled to be paid out of the Company's assets, on a parity with holders of the Company's common stock and the Company's Series A preferred stock, an amount equal to $10,000 per share plus any accrued but unpaid dividends thereon.
In connection with the Securities Purchase Agreement, the Company entered into a Registration Rights Agreement (“RRA”). The RRA provides that if a resale registration statement is not to be declared effective on or before (i) the 30th day after April 1, 2014, the Company will be required to issue 30 additional shares of Series C Preferred Stock to the investor; (ii) the 60th day after April 1, 2014, the Company will be required to issue 30 additional shares of Series C Preferred Stock to the investor; and (iii) before the 90th day after April 1, 2014, the Company will be required to issue 30 additional shares of Series C Preferred Stock to the investor. Because the resale registration statement had not yet been declared effective, on May 1, 2014, the Company issued 30 additional shares of Series C Preferred Stock to the investor.

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

Overview
We are a development stage company formed to commercialize flexible photovoltaic modules using our proprietary technology. For the three months ended March 31, 2014, we generated $0.8 million of revenue. Our revenue from product sales was $0.7 million and our revenue from government research and development contracts was $0.1 million. As of March 31, 2014, we had an accumulated deficit of $259.5 million.
Our proprietary manufacturing process deposits multiple layers of materials, including a thin film of highly efficient copper-indium-gallium-diselenide (“CIGS”) semiconductor material, on a flexible, lightweight, high tech plastic substrate using a roll-to-roll manufacturing process and then laser patterns the layers to create interconnected photovoltaic ("PV") cells, or PV modules, in a process known as monolithic integration. We believe that our technology and manufacturing process, which results in a lighter, flexible module package, provides us with unique market opportunities relative to both the crystalline silicon (“c-Si”) based PV manufacturers that currently lead the PV market, as well as other thin film PV manufacturers that use substrate materials such as glass, stainless steel or other metals that can be heavier and more rigid than plastics.
We believe that the use of CIGS on a flexible, durable, lightweight, high tech plastic substrate will allow for unique and seamless integration of our PV modules into a variety of electronic products, building materials, defense, transportation and space applications, as well as other products and applications that may emerge. For markets that place a high premium on weight, such as consumer electronics, rooftop, defense, space, near space, and aeronautic markets, we believe our materials provide attractive increases in power-to-weight ratio, and we believe that our materials have higher power-to-area ratios and voltage-to-area ratios than competing flexible PV thin film technologies. We believe that our lightweight, flexible, and ultra-rugged technology is transformational in nature, and will provide us advantages in serving newly emerging specialty markets such as UAV’s (unmanned aerial vehicles) as well as BAPV (building applied photovoltaic) and other applications where it is not possible to add solar panels to existing structures using traditional crystalline solar technology.
In 2012, we added a new strategic focus to our business model by introducing consumer oriented products sold under the EnerPlex™ brand, concentrating on charging devices powered by or enhanced by our solar modules. Products in the consumer electronics market are priced based on the overall product value proposition rather than a commodity-style price per watt basis which only takes into account the value of the solar component. The majority of our resources are applied towards developing these consumer products; however we have maintained working relationships with co-development partners in developing products for a number of diverse PV integrated charging applications in industries such as: automotive, military, transportation, outdoor recreation and aerospace.
Notable EnerPlex product launches include:

•
In June 2012, we introduced the EnerPlex Surfr™, a battery and a solar case for the Apple® iPhone® 4/4S smart phone featuring our ultra-light CIGS thin film technology integrated directly into the case. The case incorporates our ultra-light and thin PV module into a sleek, protective iPhone 4/4S case, along with a thin, life extending, battery. The charger adds minimal weight and size to an iPhone, yet provides supplemental charging when needed. In August of 2012, we announced the launch of the second version of Surfr for the Samsung® Galaxy S® III, which provides 85% additional battery life.

•
December 2012, we introduced the EnerPlex Kickr™ and EnerPlex Jumpr™ product series. The Kickr IV is an extremely portable, compact and durable solar charging device, approximately seven inches by seven inches when folded, and weighs less than half a pound. The Kickr IV provides 6.5 watts of regulated power that can help charge phones, digital cameras, and other small USB enabled devices. The Kickr IV is ideal for outdoor activities such as camping, hiking and mountain climbing as well as daily city use. To complement the Kickr IV, we also released the Jumpr™ series of portable power banks. The Jumpr™ series provides a compact power storage solution for those who need to take the power of the sun with them on the go.

•
During 2013, the EnerPlex™ brand rapidly expanded adding two additional product series as well as over fifteen new products. In the beginning of 2013, we introduced new additions to the Jumpr™ line of portable power banks; releasing the Jumpr Mini in August, Jumpr Stack in August and Jumpr Max in September. The latest additions to the Kickr™ line of portable solar chargers, the Kickr I and Kickr II were introduced in August at the Outdoor Retailer show. Furthermore, in October 2013 we released our first series of solar integrated backpacks for consumer use, the Packr™, a fashion forward and functional pack perfect. Before the holiday season we debuted the third installment in our phone case line, the Sufr Battery & Solar case for the Samsung Galaxy S4.

•
To date in 2014, we released the Surfr for the iPhone 5 & 5S and introduced the RedDot award winning Jumpr Slate 10k, the thinnest lithium polymer battery currently available. In addition, we announced our intention to aggressively pursue a product expansion strategy aimed specifically at the outdoor market to complement our position in the urban consumer electronics market.

We continue to aggressively pursue new distribution channels for the EnerPlex™ brand and these activities have led to placement in a variety of high-traffic e-commerce venues, such as www. walmart.com, www.brookstone.com, www.newegg.com, as well as many others, including our own e-commerce platform at www.goenerplex.com. EnerPlex products are also carried in all 34 Fry’s Electronics stores across 9 states. Each store is provided with EnerPlex branded merchandising assets to highlight the uniqueness of our product lines. We began our direct sales to consumers through kiosks in the second half of 2013, and currently have 15 kiosks in 4 states (Colorado, California, Nevada and Texas) with plans for expansion throughout the remainder of 2014.
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
Related Party Activity
In February 2012, we announced the appointment of Victor Lee as President and Chief Executive Officer. Mr. Lee had served on our Board of Directors since November 2011 and is currently the managing director of Tertius Financial Group Pte Ltd, the joint venture partner with Radiant Group, in TFG Radiant. In April 2012, we appointed the Chairman of TFG Radiant, Mr. Winston Xu (aka Xu Biao), as a member of our Board of Directors. TFG Radiant owns approximately 22% of our outstanding common stock as of March 31, 2014.
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
During the three months ended March 31, 2014, we made disbursements to TFG Radiant in the amount of $537,000, consisting of $200,000 for consulting fees and $337,000 for finished goods received and deposits for work-in-process. During the period from inception through March 31, 2014 , we recognized revenue in the amount of $555,000 and for products sold to TFG Radiant under the supply agreement. As of March 31, 2014 and December 31, 2013, we held $222,000 and $21,000, respectively, in receivables and deposits with TFG Radiant.
Significant Trends, Uncertainties and Challenges

We believe that the significant trends, uncertainties and challenges that directly or indirectly affect our financial performance and results of operations include:

•	our ability to generate customer acceptance of and demand for our products;

•	successful ramping up of commercial production on the equipment installed;

•	successful and timely certification of our products for use in our target markets;

•	successful operating of production tools to achieve the efficiencies, throughput and yield necessary to reach our cost targets;

•	design resulting in products saleable at a prices sufficient to generate profits;

•	our strategic alliance with TFG Radiant resulting in the design, manufacture and sale of sufficient products to achieve profitability;

•	our ability to raise sufficient capital to enable us to reach a level of sales sufficient to achieve profitability on terms favorable to us;

•	our ability to successfully design, manufacture, market, distribute and sell our newly introduced line of consumer oriented products;

•	effective management of the planned ramp up of our domestic and international operations;

•	our ability to maintain the listing of our common stock on The NASDAQ Capital Market;

•	our ability to achieve projected operational performance and cost metrics;

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
Our significant accounting policies were described in Note 3 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no changes to these policies that are of potential significance to us during the three months ended March 31, 2014.
Recent Accounting Pronouncements
See Note 3, “Summary of Significant Accounting Policies,” in the Notes to Condensed Financial Statements. There are no new accounting pronouncements that are of significance or potential significance to us.

Results of Operations
Comparison of the Three Months Ended March 31, 2014 and 2013
Our activities to date have substantially consisted of raising capital, business and product development, research and development and the development of our production lines.
Revenues. Our revenues were $753,000 for the three months ended March 31, 2014 compared to $235,000 for the three months ended March 31, 2013, an increase of $518,000. Revenues for the three months ended March 31, 2014 include $672,000 of product sales compared to $176,000 for the three months ended March 31, 2013, an increase of $496,000. Revenues earned on our government research and development contracts increased by $22,000 during the three months ended March 31, 2014 to $81,000.

Research, development and manufacturing operations. Research, development and manufacturing operations costs were $5,220,000 for the three months ended March 31, 2014 compared to $5,320,000 for the three months ended March 31, 2013, a decrease of $100,000. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. Research, development and manufacturing operations costs also include costs related to technology development and governmental contracts. Costs related to product development, pre-production and production activities decreased by $73,000. The production cost decrease was comprised of supplies and equipment related costs of $154,000, consulting and contract service costs of $119,000 and depreciation and amortization of $67,000, partially offset by increases in production materials costs of $116,000, facility related costs of $74,000, personnel related costs of $48,000 and stock option expense of $31,000. Technology development and government contract costs decreased by $27,000 in the three months ended March 31, 2014. This decrease was primarily the result of a decrease in personnel related costs of $23,000.
Selling, general and administrative. Selling, general and administrative expenses were $3,111,000 for the three months ended March 31, 2014 compared to $1,243,000 for the three months ended March 31, 2013, an increase of $1,868,000. This increase is comprised of marketing related costs of $859,000, consulting and contract service costs related to the operation of our kiosks of $587,000, personnel related costs of $151,000, public company costs of $112,000 and legal costs of $70,000.
Other Income / (Expense), net. Other Income / (Expense) was $456,000 net expense for the three months ended March 31, 2014 compared to $106,000 net expense for the three months ended March 31, 2013, an increase of $350,000. This increase was the result a loss on extinguishment of liabilities related to make-whole payments on Series A and Series B preferred stock conversions in the amount of $350,000.
Change in fair value of make-whole dividend liability. Change in fair value of make-whole dividend liability was $736,000 for the three months ended March 31, 2013. This expense is the result of an increase in the fair value of make-whole dividends payable to the holders of Series A and Series B preferred stock.
Net Loss. Our Net Loss was $8,770,000 for the three months ended March 31, 2014 compared to a Net Loss of $6,434,000 for the three months ended March 31, 2013, an increase of $2,336,000.
The increase in Net Loss can be summarized in variances in significant account activity as follows:

Decrease (increase) to Net Loss For the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013
Revenues
Products	$496,000
Government Contracts	22,000
Research, development and manufacturing operations
Product development, pre-production and production	104,000
Technology and government contracts	34,000
Non-cash stock based compensation	(38,000)
Selling, general and administrative expenses
Corporate selling, general and administrative	(1,858,000)
Non-cash stock based compensation	(10,000)
Other Income / (Expense)
Other Income / (Expense), net	(350,000)
Change in fair value of make-whole dividend liability	(736,000)
Increase to Net Loss	$(2,336,000)

Liquidity and Capital Resources
As of March 31, 2014, we had approximately $1.6 million in cash and cash equivalents. We are in the development stage and are currently incurring significant losses from operations as we work toward further commercialization. In February 2014, we completed the sale of 500 shares of Series B-1 preferred stock in a private placement for gross proceeds of $5.0 million. In April 2014, we completed the sale of 300 shares of Series C preferred stock in a private placement for gross proceeds of $3.0 million.

We have commenced production at our manufacturing facility. We do not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until we have fully implemented our new consumer products strategy. During the first quarter of 2014, we used $6.5 million in cash for operations. For the remainder of 2014, we expect to incur a base level of maintenance capital expenditures and relatively minor improvements to the existing asset base. Our primary significant long term obligation consists of a note payable of $6.3 million to a financial institution secured by a mortgage on our headquarters and manufacturing building in Thornton, Colorado. Total payments of $0.5 million, including principal and interest, will come due in the remainder of 2014. We owe $2.0 million related to a litigation settlement reached in April 2014, which will be paid in equal installments over 40 months beginning in April 2014. Additional projected product revenues are not anticipated to result in a positive cash flow position for the year 2014 overall. As such, cash liquidity sufficient for the year ending December 31, 2014 will require additional financing. We continue to accelerate sales and marketing efforts related to our consumer products strategy through increased hiring and expansion of our sales channel. We have begun activities related to securing additional financing through strategic or financial investors, but there is no assurance we will be able to raise additional capital on acceptable terms or at all. Changes in the level of expected operating losses, the timing of planned capital expenditures or other factors may negatively impact cash flows and reduce current cash and investments faster than anticipated. If revenues do not increase rapidly, and/or additional financing is not obtained, we will be required to significantly curtail operations to reduce costs and/or sell assets. Such actions would likely have an adverse impact on our future operations.
We are currently not in compliance with the NASDAQ minimum $1.00 bid price requirement. On March 27, 2014, we received approval to transfer our listing from the NASDAQ Global Market tier to the NASDAQ Capital Market tier, effective with opening of the market on March 28, 2014. Our common stock will continue to trade under the symbol “ASTI”.  The NASDAQ Capital Market is a continuous trading market that operates in substantially the same manner as the NASDAQ Global Market.Transfer of our listing to the NASDAQ Capital Market resulted in an additional 180-day period within which to regain compliance with the $1.00 minimum bid price requirement, through September 15, 2014 (the "Compliance Date"). We intend to continue to monitor the bid price of our common stock. If the our common stock does not trade at a level that is likely to regain compliance with the NASDAQ requirements, our Board of Directors may consider other options that may be available to achieve compliance. One option to regain compliance is a reverse stock split, however a reverse stock split could have negative implications. If at any time before the Compliance Date, the closing bid price of our common stock is at least $1.00 per share for at least ten consecutive business days, we will regain compliance with the price requirement. There is no assurance that we can demonstrate compliance by the Compliance Date or comply with the terms of the extension granted by NASDAQ, and tour common stock may then be subject to delisting.
Statements of Cash Flows Comparison of the Three Months Ended March 31, 2014 and 2013
For the three months ended March 31, 2014, our cash used in operations was $6.5 million compared to $5.1 million for the three months ended March 31, 2013, an increase of $1.4 million, which is primarily the result of an increase in net loss. For the three months ended March 31, 2014, our cash used in investing activities was $0.2 million compared to $0.5 million for the three months ended March 31, 2013, a decrease of $0.3 million, resulting from a decrease in purchases of property, plant and equipment. During three months ended March 31, 2014, negative operating cash flows of $6.5 million was funded through $5.0 million of net funding received from issuances of preferred stock and the use of cash and cash equivalents held at December 31, 2013.
Contractual Obligations
The following table presents our contractual obligations as of March 31, 2014. Our long-term debt obligation is related to our building loan reflecting both principal and interest. Our purchase obligations include orders for equipment, inventory and operating expenses.

		Payments Due by Year (in thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$11,595	$1,293	$3,481	$2,081	$4,740
Operating lease obligations	187	187	—	—	—
Purchase obligations	1,447	1,447	—	—	—
Total	$13,229	$2,927	$3,481	$2,081	$4,740
Off Balance Sheet Transactions
As of March 31, 2014, we did not have any off balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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
Interest Rate Risk
Our exposure to market risks for changes in interest rates relates primarily to our cash equivalents. As of March 31, 2014, our cash equivalents consisted only of federally insured operating and savings accounts held with financial institutions. From time to time we hold money market funds, investments in U.S. government securities and high quality corporate securities. The primary objective of our investment activities is to preserve principal and provide liquidity on demand, while at the same time maximizing the income we receive from our investments without significantly increasing risk. The direct risk to us associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a change in interest rates will have a significant impact on our financial position, results of operations or cash flows.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (SEC) rules and forms. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of March 31, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2014, our disclosure controls and procedures were effective.
Changes in Internal Control over Disclosure and Reporting
There was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On October 21, 2011, we were notified that a complaint (the “Lawsuit”) was filed by Jefferies against us in state court located in the County and State of New York.

In December 2010, we and Jefferies entered into an engagement agreement (the “Fee Agreement”) pursuant to which Jefferies was hired to act as our financial advisor in relation to certain potential transactions. In the Lawsuit, Jefferies claimed that it was entitled to receive an investment banking fee of $3 million (plus expense reimbursement of approximately $49,000) under the Fee Agreement in connection with the August 2011 investment and strategic alliance transaction (the “Financing”) between us and TFG Radiant. In addition, Jefferies claimed an award for attorney's fees and prejudgment interest in the approximate amount of $1.2 million.
On April 16, 2014, the parties settled the Lawsuit. Under the settlement agreement, we have agreed to pay Jefferies $50,000 per month in cash.  We will have no further obligations to Jefferies if we make 40 timely monthly payments  (aggregating to $2.0 million).  Otherwise, we will owe an aggregate of $3.0 million to Jefferies.
Our obligations under the settlement agreement will be secured by a second mortgage lien on our headquarters and manufacturing building in Thornton, Colorado.  Such second mortgage lien is subject to the consent of the Colorado Housing and Finance Authority (“CHFA”), which holds the first mortgage lien on this building.  The settlement agreement will terminate if we do not deliver the second mortgage lien by June 13, 2014.  The parties are currently in discussions with CHFA regarding their required consent to the second mortgage lien.  The Lawsuit will be dismissed with prejudice once the second mortgage lien has been delivered.
We record a liability in our financial statements for costs related to claims, including settlements and judgments, where we have assessed that a loss is probable and an amount can be reasonably estimated. We accrued $1.7 million, the net present value of the $2.0 million settlement, as of December 31, 2013. As of March 31, 2014, $0.5 million was accrued for the short-term portion of this settlement, included in Accrued expenses, and $1.3 million was recorded as Accrued litigation settlement, net of current portion, in the Condensed Balance Sheets.

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in the updated risk factors in our Annual Report on Form 10-K filed on March 28, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K filed on March 28, 2014 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not required.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits
A list of exhibits is found on page 24 of this report.

ASCENT SOLAR TECHNOLOGIES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of May, 2014.

ASCENT SOLAR TECHNOLOGIES, INC.

By:	/S/ WILLIAM M. GREGORAK
William M. Gregorak Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

ASCENT SOLAR TECHNOLOGIES, INC.
EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Amendment dated February 7, 2014 to the Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to our Current Report on Form 8-K filed February 11, 2014).

4.1
Certificate of Designations of Preferences, Rights and Limitations of Series C Preferred Stock (attached as Exhibit 2 to the Stock Purchase Agreement filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 2, 2014).

10.1	Securities Purchase Agreement, dated April 1, 2014, between the Company and Ironridge Global IV, Ltd. (filed as Exhibit 10.1 to our Current Report on Form 8-K April 2, 2014).

10.2	Registration Rights Agreement dated April 1, 2014 between the Company and Ironridge Global IV, Ltd. (filed as exhibit 10.2 to our Current Report on Form 8-K filed April 2, 2014).

10.3	Voting Rights Agreement dated April 1, 2014 between the Company and Ironridge Global IV, Ltd. (filed as exhibit 10.3 to our Current Report on Form 8-K filed April 2, 2014).

10.4***	Executive Employment Agreement, dated April 4, 2014, between the Company and Victor Lee (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 9, 2014).

31.1*	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

***	Denotes management or compensatory plan or arrangement.