Form 10-Q
period 2014-06-30
Ascent Solar Technologies, Inc.
filed 2014-08-13
CIK 1350102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
 ______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2014, there were 97,828,234 shares of our common stock issued and outstanding.

ASCENT SOLAR TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q
Quarterly Period Ended June 30, 2014

PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements (unaudited)	3
	Condensed Balance Sheets—As of June 30, 2014 and December 31, 2013	3
	Condensed Statements of Operations—For the three months ended June 30, 2014 and June 30, 2013 and for the period from inception (October 18, 2005) through June 30, 2014	4
	Condensed Statements of Cash Flows—For the three months ended June 30, 2014 and June 30, 2013 and for the period from inception (October 18, 2005) through June 30, 2014	5
	Notes to Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	24
SIGNATURES		26
EXHIBIT INDEX		27

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

ASCENT SOLAR TECHNOLOGIES, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$1,326,256	$3,318,155
Trade receivables	1,178,606	458,076
Related party receivables and deposits	134,200	21,122
Inventories	2,334,116	1,887,612
Prepaid expenses and other current assets	1,153,453	1,157,484
Total current assets	6,126,631	6,842,449
Property, Plant and Equipment:	38,668,416	38,614,905
Less accumulated depreciation and amortization	(20,804,558)	(17,850,688)
	17,863,858	20,764,217
Other Assets:
Patents, net of amortization of $92,650 and $83,364, respectively	1,125,768	879,541
Other non-current assets	165,938	52,813
	1,291,706	932,354
Total Assets	$25,282,195	$28,539,020
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$569,818	$442,754
Accrued expenses	2,608,986	1,800,369
Current portion of long-term debt	292,427	282,960
Current Portion of Litigation Settlement	471,559	—
Make-whole dividend liability	5,518,860	3,146,156
Total current liabilities	9,461,650	5,672,239
Accrued Litigation Settlement, net of current portion	1,133,299	1,317,500
Long-Term Debt, net of current portion	5,918,556	6,067,175
Accrued Warranty Liability	54,000	47,937
Commitments and Contingencies (Notes 4 & 12)
Stockholders’ Equity:
Series A preferred stock, $.0001 par value; 750,000 shares authorized and issued; 212,390 and 362,390 shares outstanding as of June 30, 2014 and December 31, 2013, respectively ($2,548,680 Liquidation Preference)	21	36
Series B-1 preferred stock, $.0001 par value; 1,000 shares authorized and issued; 0 and 350 shares outstanding as of June 30, 2014 and December 31, 2013, respectively	—	—
Series C preferred stock, $.0001 par value; 1000 shares authorized and 630 shares issued; 530 and 0 shares outstanding as of June 30, 2014 and December 31, 2013, respectively ($9,969,300 Liquidation Preference)	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized; 87,964,103 and 61,748,524 shares issued and outstanding, respectively	8,796	6,175
Additional paid in capital	283,825,284	263,270,005
Deficit accumulated during the development stage	(275,119,411)	(247,842,047)
Total stockholders’ equity	8,714,690	15,434,169
Total Liabilities and Stockholders’ Equity	$25,282,195	$28,539,020
The accompanying notes are an integral part of these condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended		For the Period from Inception (October 18, 2005) Through June 30, 2014
	June 30,		June 30,
	2014	2013	2014	2013
Revenues
Products *	$992,064	$166,271	$1,664,147	$341,956	$4,709,934
Government contracts	98,316	58,780	179,297	118,032	10,045,299
Total Revenues	1,090,380	225,051	1,843,444	459,988	14,755,233
Costs and Expenses
Research, development and manufacturing operations	5,787,290	5,590,336	11,007,367	10,910,565	132,764,123
Selling, general and administrative	3,196,079	1,610,822	6,307,386	2,853,413	54,528,687
Impairment loss	—	—	—	—	83,993,440
Total Costs and Expenses	8,983,369	7,201,158	17,314,753	13,763,978	271,286,250
Loss from Operations	(7,892,989)	(6,976,107)	(15,471,309)	(13,303,990)	(256,531,017)
Other Income/(Expense)
Other Income/(Expense), net	(1,073,991)	(107,017)	(1,530,440)	(213,485)	(1,061,634)
Change in fair value of make-whole dividend liability	(1,452,661)	—	(2,188,115)	—	(3,503,498)
Total Other Income/(Expense)	(2,526,652)	(107,017)	(3,718,555)	(213,485)	(4,565,132)
Net Loss	$(10,419,641)	$(7,083,124)	$(19,189,864)	$(13,517,475)	$(261,096,149)
Deemed dividend on Preferred Stock and accretion of warrants	(5,167,500)	(597,259)	(8,087,500)	(597,259)	(14,023,262)
Net Loss applicable to common stockholders	$(15,587,141)	$(7,680,383)	$(27,277,364)	$(14,114,734)	$(275,119,411)

Net Loss Per Share (Basic and diluted)	$(0.19)	$(0.15)	$(0.37)	$(0.27)
Weighted Average Common Shares Outstanding (Basic and diluted)	81,032,288	52,931,642	73,721,905	52,137,145
* Includes related party revenue of $555,230 for the period from inception through June 30, 2014.

The accompanying notes are an integral part of these condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period from Inception (October 18, 2005) through June 30,
	Six Months Ended
	June 30,
	2014	2013	2014
Operating Activities:
Net loss	$(19,189,864)	$(13,517,475)	$(261,096,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,975,428	3,096,426	33,714,429
Share based compensation	425,323	367,918	13,858,520
Common stock issued for services	—	65,000	201,949
Realized loss on forward contracts	—	—	1,430,766
Foreign currency transaction loss (gain)	—	—	(590,433)
Amortization of financing costs and discounts	—	—	998,565
Impairment loss	—	—	83,993,440
Contract cancellation loss	—	—	1,167,586
Loss on extinguishment of liabilities	983,013	—	1,142,855
Accrued litigation settlement	287,358	—	1,987,358
Change in fair value of make-whole dividend liability	2,188,115	—	3,503,498
Changes in operating assets and liabilities:
Accounts receivable	(720,530)	(35,228)	(1,178,606)
Related party receivables and deposits	(113,078)	421,222	(134,200)
Inventories	(446,504)	80,863	(2,334,116)
Prepaid expenses and other current assets	4,031	(271,502)	(1,153,453)
Accounts payable	127,064	(514,086)	569,817
Accrued expenses	808,618	322,607	1,275,450
Warranty reserve	6,063	3,216	54,000
Net cash used in operating activities	(12,664,963)	(9,981,039)	(122,588,724)
Investing Activities:
Purchases of available-for-sale securities	—	—	(907,118,828)
Maturities and sales of available-for-sale securities	—	—	907,118,828
Purchase of property, plant and equipment	(53,511)	(648,056)	(135,395,255)
Patent activity costs	(265,911)	(261,052)	(1,203,858)
Net cash used in investing activities	(319,422)	(909,108)	(136,599,113)
Financing Activities:
Proceeds from bridge loan financing	—	—	1,600,000
Repayment of bridge loan financing	—	—	(1,600,000)
Payment of debt financing costs	(115,000)	—	(388,565)
Payment of equity offering costs	—	—	(10,514,523)
Proceeds from debt	—	—	7,700,000
Repayment of debt	(139,152)	(130,288)	(2,589,018)
Proceeds from shareholder under Section 16(b)	—	—	148,109
Proceeds from issuance of stock and warrants	11,246,638	2,395,017	266,206,218
Redemption of Class A warrants	—	—	(48,128)
Net cash provided by financing activities	10,992,486	2,264,729	260,514,093
Net change in cash and cash equivalents	(1,991,899)	(8,625,418)	1,326,256
Cash and cash equivalents at beginning of period	3,318,155	12,621,477	—
Cash and cash equivalents at end of period	$1,326,256	$3,996,059	$1,326,256
Non-Cash Transactions:
ITN initial contribution of assets for equity	$—	$—	$31,200
Note with ITN and related capital expenditures	$—	$—	$1,100,000
Non-cash conversions of preferred stock	$7,902,911	$—	$9,586,837
Make-whole provision on convertible preferred stock	$8,087,500	$332,000	$11,602,199
Beneficial conversion feature on convertible preferred stock	$—	$265,259	$2,421,063

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

NOTE 2. BASIS OF PRESENTATION
The Company’s activities to date have consisted substantially of raising capital, research and development, establishment and development of the Company's production plant, product development and establishing a sales channel for its line of consumer products which is sold under the EnerPlex™ brand. A development stage entity is defined as an entity devoting substantially all of its efforts to establishing a new business and for which either a) planned principal operations have not commenced or b) planned principal operations have commenced, but there has been no significant revenue therefrom. Revenues to date have been primarily generated from the Company’s governmental research and development contracts and have not been significant. The Company’s planned principal operations to commercialize flexible PV modules and PV integrated consumer products have commenced, but have generated limited revenue to date. The EnerPlex™ brand of consumer oriented products was introduced in 2012. Despite experiencing substantial sequential growth in the fourth quarter of 2013 and first half of 2014, total revenue to date has not been significant. Accordingly, the Company is considered to be in the development stage and has provided additional disclosure of inception to date activity in its Statements of Operations, Statements of Stockholders’ Equity and Statements of Cash Flows. Additionally, due to the development stage nature of the Company, the majority of the Company’s costs are considered to be research and development costs.
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

`NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were described in Note 3 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The update will establish a comprehensive revenue recognition standard for virtually all industries in GAAP. ASU 2014-09 will change the amount and timing of revenue and cost recognition, implementation, disclosures and documentation. ASU 2014-09 is effective for fiscal years beginning in 2017. The Company is researching whether the adoption of ASU 2014-09 will have a material effect on the Company’s consolidated financial statements.

NOTE 4. LIQUIDITY AND CONTINUED OPERATIONS
As of June 30, 2014, the Company had approximately $1.3 million in cash and cash equivalents. The Company is in the development stage and is currently incurring significant losses from operations as it works toward further commercialization. In February 2014, the Company completed the sale of 500 shares of Series B-1 preferred stock in a private placement for gross proceeds of $5.0 million. In May 2014, the Company completed the sale of 600 shares of Series C preferred stock in a private placement for gross proceeds of $6.0 million. On July 29, 2014, Ascent Solar Technology, Inc. (the “Company”) entered into a securities purchase agreement (the “Purchase Agreement”) with SHTARD Enterprises Ltd. (the “Investor”). Pursuant to the terms of the Purchase Agreement, the Company issued and sold to the Investor 4,000,000 shares of the Company’s common stock in the aggregate original amount of $1,320,000 or $0.33 per share. On August 11, 2014, the Investor purchased an additional 8,000,000 shares from the Company at $0.33 per share or $2,640,000 total.
The Company has commenced production at its manufacturing facility. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until we have fully implemented our new consumer products strategy. During the first half of 2014, the Company used $12.7 million in cash for operations. For the remainder of 2014, the Company expects to incur a base level of maintenance capital expenditures and relatively minor improvements to the existing asset base along with an increased sales effort. As of June 30, 2014 the Company's primary significant long term obligation consists of a note payable of $6.2 million to a financial institution secured by a mortgage on its headquarters and manufacturing building in Thornton, Colorado. Total payments of $0.3 million, including principal and interest, on $6.2 million note payable will come due in the remainder of 2014.
On June 30, 2014, the Company entered into a Service Agreement with Swyft, Inc. (“Swyft”). Swyft will sell consumer products through automated retail stores (kiosks), provide online and mobile retail channels through a website and mobile application, and provide visual and text based advertising through both physical and digital channels. The Company will provide financing to Swyft in the form of a three year 8% convertible note to purchase seventy five (75) automated retail stores at $4,500 per store, or a total of $337,500, from ZoomSystems, the manufacturer of automated retail machines. The first convertible loan financing for thirty eight (38) automated retail stores of $171,000 was provided by the Company by July 31, 2014 and the second convertible loan financing for thirty seven (37) automated retail stores of $166,500 will be provided by the Company by January 7, 2015. The Company also has an option to continue loan financing for each additional block of fifty (50) automated retail stores. The Service Agreement also requires the Company to pay one time project set-up fees of $125,000 due within seventy five days after June 30, 2014, the effective date of the agreement.
The Company owes $1.6 million related to a litigation settlement reached in April 2014, which is being paid in equal installments over 40 months beginning in April 2014. Additional projected product revenues are not anticipated to result in a positive cash flow position for the year 2014 overall. However, the Company believes it will have sufficient cash liquidity for the year ending December 31, 2014, given the aforementioned new financing and additional financing that is expected to be secured in the second half of the year. We have begun activities related to securing additional financing through strategic or financial investors, but there is no assurance we will be able to raise additional capital on acceptable terms or at all. Changes in the level of expected operating losses, the timing of planned capital expenditures or other factors may negatively impact cash flows and reduce current cash and investments faster than anticipated. If revenues do not increase rapidly, and/or additional financing is not obtained, we will be required to significantly curtail operations to reduce costs and/or sell assets. Such actions would likely have an adverse impact on our future operations.The Company is currently not in compliance with the NASDAQ minimum $1.00 bid price requirement. On March 27, 2014, the Company received approval to transfer its listing from the NASDAQ Global Market tier to the NASDAQ Capital Market tier, effective with opening of the market on March 28, 2014. The Company's common stock will continue to trade under the symbol “ASTI”.  The NASDAQ Capital Market is a continuous trading market that operates in substantially the same manner as the NASDAQ Global Market.Transfer of the Company's listing to the NASDAQ Capital Market resulted in an additional 180-day period within which to regain compliance with the $1.00 minimum bid price requirement, through September 15, 2014 (the "Compliance Date"). The Company intends to continue to monitor the bid price of its common stock. If the Company's common stock does not trade at a level that is likely to regain compliance with the NASDAQ requirements, the Company's Board of Directors may consider other options that may be available to achieve compliance. One option to regain compliance is a reverse stock split; however a reverse stock split could have negative implications. If at any time before the

Compliance Date, the closing bid price of the Company's common stock is at least $1.00 per share for at least ten consecutive business days, the Company will regain compliance with the price requirement. There is no assurance that the Company can demonstrate compliance by the Compliance Date or comply with the terms of the extension granted by NASDAQ, and the Company's common stock may then be subject to delisting.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT
The following table summarizes property, plant and equipment as of June 30, 2014 and December 31, 2013:

	As of June 30,	As of December 31,
	2014	2013
Building	$5,820,509	$5,820,509
Furniture, fixtures, computer hardware and computer software	473,842	461,491
Manufacturing machinery and equipment	32,374,065	32,332,905
Net depreciable property, plant and equipment	38,668,416	38,614,905
Less: Accumulated depreciation and amortization	(20,804,558)	(17,850,688)
Net property, plant and equipment	$17,863,858	$20,764,217
The Company analyzes its long-lived assets for impairment, both individually and as a group, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
Depreciation expense for the three months ended June 30, 2014 and 2013 was $1,493,944 and $1,544,282, respectively and for the six months ended June 30, 2014 and 2013 was $2,961,690 and $3,077,911, respectively. Depreciation expense is recorded under “Research, development and manufacturing operations” expense and “Selling, general and administrative” expense in the Condensed Statements of Operations.

NOTE 6. INVENTORIES
Inventories consisted of the following at June 30, 2014 and December 31, 2013:

	As of June 30,	As of December 31,
	2014	2013
Raw materials	$1,246,936	$1,190,079
Work in process	550,164	401,274
Finished goods	537,016	296,259
Total	$2,334,116	$1,887,612

NOTE 7. DEBT
On February 8, 2008, the Company acquired a manufacturing and office facility in Thornton, Colorado, for approximately $5.5 million. The purchase was financed by a promissory note, deed of trust and construction loan agreement (the “Construction Loan”) with the Colorado Housing and Finance Authority (“CHFA”), which provided the Company borrowing availability of up to $7.5 million for the building and building improvements. In 2009, the Construction Loan was converted to a permanent loan pursuant to a Loan Modification Agreement between the Company and CHFA (the “Permanent Loan”). The Permanent Loan, collateralized by the building, has an interest rate of 6.6% and the principal will be amortized through its term to January 2028. The Company will incur a prepayment penalty if the Permanent Loan is prepaid prior to December 31, 2015. Further, pursuant to certain negative covenants in the Permanent Loan, the Company may not, among other things, without CHFA’s prior written consent (which by the terms of the deed of trust is subject to a reasonableness requirement): create or incur additional indebtedness (other than obligations created or incurred in the ordinary course of business); merge or consolidate with any other entity; or make loans or advances to the Company’s officers, shareholders, directors or employees. The outstanding balance of the Permanent Loan was $6,210,983 as of June 30, 2014.

As of June 30, 2014, future principal payments on long-term debt are due as follows:

2014	$143,808
2015	302,210
2016	322,771
2017	344,730
2018	368,183
Thereafter	4,729,281
$6,210,983

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
In May 2014, the Company entered into a Securities Purchase Agreement to issue 600 shares of Series C Preferred Stock to an investor in exchange for $6.0 million. Holders of Series C Preferred Stock are entitled to cumulative dividends at a rate of 5.75% per annum, when and if declared by the Board of Directors in its sole discretion. The dividends may be paid in cash or in the form of common stock (valued at 8% below market price, but not to exceed 92% of the lowest closing price during the applicable measurement period), at the discretion of the Board of Directors. The dividend rate on the Series C Preferred Stock is indexed to the Company's stock price and subject to adjustment. In addition, the Series C Preferred Stock contains an embedded dividend provision whereby, conversion or redemption of the preferred stock within 5 years of issuance will require dividends for the full five year period to be paid by the Company in cash or common stock (valued at 8% below market price, but not to exceed 92% of the lowest closing price during the applicable measurement period).
The Company concluded the make-whole dividends should be characterized as embedded derivatives under ASC 815. Make-whole dividends are expensed at the time of issuance and recorded as "Deemed dividends on Preferred Stock and accretion of warrants" in the Condensed Statements of Operations and "Make-whole dividend liability" in the Condensed Balance Sheets. During the six months ended June 30, 2014, the Company recorded $4.7 million for make-whole dividends related to the issuance of 630 Series C preferred shares. See Note 9. Stockholders' Equity.
The fair value of these dividend liabilities, which are indexed to the Company's common stock, must be evaluated at each period end. The fair value measurements rely primarily on Company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. Fair value determination required forecasting stock price volatility, expected average annual return and conversion date. During the six months ended June 30, 2014, the Company recorded a net increase in fair value of the liability in the amount of $2.2 million, recorded as "Change in fair value of make-whole dividend liability" in Other Income/(Expense) in the Condensed Statements of Operations and in the Condensed Statement of Cash Flows.
At June 30, 2014, there were 212,390 shares and 530 shares of Series A and Series C Preferred Shares outstanding, respectively. At June 30, 2014, the Company was entitled to redeem the outstanding Series A preferred shares for $1.7 million, plus a make-whole amount of $0.8 million, payable in cash or common shares. At June 30, 2014, the Company was entitled to redeem the outstanding Series C preferred shares for $5.3 million, plus a make-whole amount of $4.7 million , payable in cash or common shares. The combined fair value of the make-whole dividend liabilities for the Series A and Series C preferred shares, which approximates cash value, was $5.5 million as of June 30, 2014.

NOTE 9. STOCKHOLDERS’ EQUITY
Common Stock

At June 30, 2014, the Company had 250,000,000 shares of common stock, $0.0001 par value, authorized for issuance. Each share of common stock has the right to one vote. As of June 30, 2014, the Company had 87,964,103 shares of common stock outstanding. The Company has not declared or paid any dividends related to the common stock through June 30, 2014.
Preferred Stock
At June 30, 2014, the Company had 25,000,000 shares of preferred stock, $0.0001 par value, authorized for issuance. Preferred stock may be issued in classes or series. Designations, powers, preferences, rights, qualifications, limitations and restrictions are determined by the Company’s Board of Directors. 750,000 shares have been designated as Series A preferred stock, 2,000 shares have been designated for Series B-1 and B-2 preferred stock, and 690 shares of Series C preferred stock. As of June 30, 2014, the Company had 212,390 shares of Series A preferred stock, no shares of Series B-1 preferred stock and no shares of Series B-2 preferred stock and 530 shares of Series C preferred stock outstanding. The Company has no declared unpaid dividends related to the preferred stock as of June 30, 2014.
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
The Series A Preferred Stock may be converted into shares of common stock at the option of the Company if the closing price of the common stock exceeds $1.60, as adjusted, for 20 consecutive trading days, or by the holder at any time. The Company has the right to redeem the Series A Preferred Stock at a price of $8.00 per share, plus any accrued and unpaid dividends, plus the make-whole amount (if applicable). At June 30, 2014, the preferred shares were not eligible for conversion to common shares at the option of the Company. The holder of the preferred shares may convert to common shares at any time, at no cost, at a ratio of 1 preferred share into 10 common shares (subject to standard ratable anti-dilution adjustments). Upon any conversion (whether at the option of the Company or the holder), the holder is entitled to receive any accrued but unpaid dividends and also any make-whole amount (if applicable). See Note 8. Make-Whole Dividend Liability.
During the three months ended June 30, 2014, the holder of the Series A Preferred Shares converted 150,000 preferred shares into 1,500,000 shares of common stock. As a result of this conversion, the Company paid a make-whole dividend on the conversion of Series A preferred stock in the amount of 1,040,749 shares of common stock in lieu of a cash payment of $520,000. As of August 11, 2014 there were 212,390 Series A Preferred Shares outstanding.
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
Holders of Series B preferred stock were entitled to cumulative dividends at a rate of 5.75% per annum when, and if, declared by the Board of Directors in its sole discretion. The dividends may be paid in cash or in the form of common stock (valued at 8% below market price, but not to exceed the lowest closing price during the applicable measurement period), at the discretion of the Board of Directors. The dividend rate on the Series B preferred stock is indexed to the Company's stock price and subject to adjustment. In addition, the Series B preferred stock contains an embedded dividend provision whereby, conversion or redemption of the preferred stock within 5 years of issuance will require dividends for the full five year period to be paid by the Company in cash or common stock (valued at 8% below market price, but not to exceed the lowest closing price during the applicable measurement period).
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
During the six months ended June 30, 2014, the holder of the Series B preferred stock converted all remaining 850 preferred shares into 7,391,304 shares of common stock. As a result of these conversions, the Company paid a make-whole dividends in the amount of 12,386,806 shares of common stock in lieu of a cash payment of $6,483,000.
Series C Preferred Stock
On April 1, 2014, the Company entered into a Securities Purchase Agreement to issue 600 shares of Series C Preferred Stock to an investor in exchange for $6.0 million.
The Series C Preferred Stock is convertible into common stock at a fixed conversion price of $1.15 per share of common stock. Holders of Series C Preferred Stock are entitled to cumulative dividends at a rate of 5.75% per annum when and if declared by the Board of Directors in its sole discretion. The dividends may be paid in cash or in the form of common stock (valued at 8% below market price, but not to exceed 92% of the lowest closing price during the applicable measurement period), at the discretion of the Board of Directors. The dividend rate on the Series C Preferred Stock is indexed to the Company's stock price and subject to adjustment. In addition, the Series C Preferred Stock contains an embedded dividend provision whereby, conversion or redemption of the preferred stock within 5 years of issuance will require dividends for the full five year period to be paid by the Company in cash or common stock (valued at 8% below market price, but not to exceed 92% of the lowest closing price during the applicable measurement period).
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
During the six months ended June 30, 2014, the holder of the Series C preferred stock converted 100 preferred shares into 869,565 shares of common stock. As a result of these conversions, the Company paid a make-whole dividends in the amount of 2,835,539 shares of common stock in lieu of a cash payment of $900,000. Subsequent to June 30, 2014, the holders of Series C Preferred Stock converted 275 preferred shares into a total of 7,472,827 common shares, which include make-whole dividends. As of August 11, 2014, there were 255 shares of Series C Preferred Stock outstanding.

NOTE 10. EQUITY PLANS AND SHARE-BASED COMPENSATION
Share-Based Compensation: The Company measures share-based compensation cost at the grant date based on the fair value of the award and recognizes this cost as an expense over the grant recipients’ requisite service periods for all awards made to employees, officers, directors and consultants.
The share-based compensation expense recognized in the Condensed Statements of Operations was as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Share-based compensation cost included in:
Research and development	$83,576	$58,570	187,070	$124,826
Selling, general and administrative	118,934	134,457	238,253	243,092
Total share-based compensation cost	$202,510	$193,027	$425,323	$367,918

The following table presents share-based compensation expense by type:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Type of Award:
Stock Options	$83,247	$96,595	215,539	$201,545
Restricted Stock Units and Awards	119,263	96,432	209,784	166,373
Total share-based compensation cost	$202,510	$193,027	$425,323	$367,918

Stock Options: The Company recognized share-based compensation expense for stock options of $216,000 to officers, directors and employees for the six months ended June 30, 2014 related to stock option awards ultimately expected to vest. The weighted average estimated fair value of employee stock options granted for the six months ended June 30, 2014 and 2013 was $0.50 and $0.48 per share, respectively. Fair value was calculated using the Black-Scholes Model with the following assumptions:

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
As of June 30, 2014, total compensation cost related to non-vested stock options not yet recognized was $349,000 which is expected to be recognized over a weighted average period of approximately 1.7 years. As of June 30, 2014, 1,783,172 shares were vested or expected to vest in the future at a weighted average exercise price of $1.59. As of June 30, 2014, 614,967 shares remained available for future grants under the Option Plan.
Restricted Stock: In addition to the stock options discussed above, the Company recognized share-based compensation expense related to restricted stock grants of $210,000 for the six months ended June 30, 2014. The weighted average estimated fair value of restricted stock grants for the six months ended June 30, 2014 and 2013 was $0.71 and $0.62 per share, respectively.

Total unrecognized share-based compensation expense from unvested restricted stock as of June 30, 2014 was $207,000 which is expected to be recognized over a weighted average period of approximately 0.7 years. As of June 30, 2014, 583,406 shares were expected to vest in the future. As of June 30, 2014, 2,136,485 shares remained available for future grants under the Restricted Stock Plan.

NOTE 11. RELATED PARTY TRANSACTIONS
TFG Radiant Investment Group Ltd. and its affiliates ("TFG Radiant") own approximately 18% of the Company's outstanding common stock as of June 30, 2014. In February 2012, the Company announced the appointment of Victor Lee as President and Chief Executive Officer. Mr. Lee had served on the Company's Board of Directors since November 2011 and is currently the managing director of Tertius Financial Group Pte Ltd, the joint venture partner with Radiant Group in TFG Radiant. In April 2012, the Company appointed the Chairman of TFG Radiant, Mr. Winston Xu (aka Xu Biao), as a member of its Board of Directors.
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
During six months ended June 30, 2014, the Company made disbursements to TFG Radiant in the amount of $537,000, consisting of $200,000 for consulting fees and $337,000 for finished goods received and deposits for work-in-process. During the period from inception through June 30, 2014, the Company recognized revenue in the amount of $555,000 for products sold to TFG Radiant under the supply agreement. As of June 30, 2014 and December 31, 2013, the Company held $134,000 and $21,000, respectively, in receivables and deposits with TFG Radiant.

NOTE 12. COMMITMENTS AND CONTINGENCIES
On October 21, 2011, the Company was notified that a complaint claiming $3 million for an investment banking fee (the “Lawsuit”) was filed by Jefferies & Company, Inc. (“Jefferies”) against the Company in New York State Supreme Court in the County of New York. In December 2010, Ascent and Jefferies entered into an engagement agreement (the “Fee Agreement”) pursuant to which Jefferies was hired to act as the Company's financial advisor in relation to certain potential transactions. In addition, Jefferies claimed an award for attorney's fees and prejudgment interest in the approximate amount of $1.2 million.
On April 16, 2014, the parties settled the lawsuit where the Company agreed to pay Jefferies a total of $2.0 million in equal installments over 40 months. The Company has paid $150,000 through June 30, 2014.

The Company records a liability in its financial statements for costs related to claims, including settlements and judgments, where the Company has assessed that a loss is probable and an amount can be reasonably estimated. The Company accrued $1.7 million, the net present value of the $2.0 million settlement, as of December 31, 2013. As of June 30, 2014, $1.1 million was accrued for the long-term portion of this settlement and $0.5 million was recorded as Accrued litigation settlement, current portion, in the Condensed Balance Sheets.
On June 30, 2014, the Company entered into a Service Agreement with Swyft, Inc. (“Swyft”). Swyft will sell consumer products through automated retail stores (kiosks), provide online and mobile retail channels through a website and mobile application, and provide visual and text based advertising through both physical and digital channels. The Company will provide financing to Swyft in the form of a three year 8% convertible note to purchase seventy five (75) automated retail stores at $4,500 per store or a total of $337,500 from ZoomSystems, the manufacturer of automated retail machines. The first convertible loan financing for thirty eight (38) automated retail stores of $171,000 was provided by the Company by July 31, 2014 and the second convertible loan financing for thirty seven (37) automated retail stores of $166,500 will be provided by the Company by January 7, 2015. The Company also has an option to continue loan financing for each additional block of fifty (50) automated retail stores. The Service Agreement also requires the Company to pay one time project set-up fees of $125,000 due within seventy-five days after June 30, 2014, the effective date of the agreement.

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
Under the terms of the definitive agreement, in phase 1 and phase 2 of the project, the Company is required to contribute to the JV manufacturing equipment, intellectual property assets, proprietary technology and know-how, and cash for its ownership share, and Suqian is required to contribute cash for its ownership share. Pursuant to the terms of the Definitive Agreement, the Company's total contribution for phase 1 and phase 2 is required to be approximately $130 million. Suqian's total contribution for phase 1 and phase 2 is required to be approximately $32 million.
Pursuant to the terms of the Definitive Agreement, Ascent and Suqian are required to ascribe a dollar value to the Company's non-cash contributions. The major milestone was the agreement by the Suqian government to credit approximately $77 million to the Company's contribution of its proprietary technology, which represents 60% towards Ascent's total required contribution of $130 million. In order to value the Company's intellectual property assets, the parties jointly agreed to hire an independent appraisal company located in China. The appraisal company has now completed that review and has submitted the valuation report to each of the JV partners. This report valued the Company's intellectual property assets at approximately $65 million, plus 20% premium added by Suqian government to bring the total value to $77 million. The remaining 40% of the Company's contribution will be in the form of some equipment from its Colorado plant and/or cash. The exact amounts of cash and equipment will be determined at a later date. These amounts of cash and equipment will depend, among other things, on an assessment of the contributed equipment by a Chinese appraisal firm mutually selected by the Company and Suqian.
The actual contributions of cash and other assets into the JV by the Company and Suqian will happen incrementally over time. In addition, under the Definitive Agreement, Suqian has agreed to provide rent-free use of the 331,000-square-foot manufacturing facility and office space that is currently being built for the Company in the Suqian Economic and Industrial Development Science Park.
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

In December 2013, the Company established a wholly owned legal entity in Singapore (Ascent Solar (Asia) PTE. LTD. "Ascent Asia"). Ascent Asia was established initially to manage the Company's contract manufacturing partners in Asia.  In the longer term, this entity will serve as the Company's sales headquarters in Asia, in addition to providing management of regional warehousing operations. Any activity for Ascent Asia will be consolidated into the Company's financial statements.

NOTE 14. SUBSEQUENT EVENTOn July 29, 2014, Ascent Solar Technology, Inc. (the “Company”) entered into a securities purchase agreement (the “Purchase Agreement”) with SHTARD Enterprises Ltd. (the “Investor”). Pursuant to the terms of the Purchase Agreement, the Company issued and sold to the Investor 4,000,000 shares of the Company’s common stock in the aggregate original amount of $1,320,000 or $0.33 per share. On August 11, 2014, the Investor purchased an additional 8,000,000 shares from the Company at $0.33 per share or $2,640,000 total.

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

Overview
We are a development stage company formed to commercialize flexible photovoltaic modules using our proprietary technology. For the six months ended June 30, 2014, we generated $1.1 million of revenue. Our revenue from product sales was $1.0 million and our revenue from government research and development contracts was $0.1 million. As of June 30, 2014, we had an accumulated deficit of $275.1 million.
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

•
To date in 2014, we released the Surfr for the iPhone 5 & 5S and introduced the RedDot award winning Jumpr Slate 10K and 5K, the thinnest lithium polymer batteries currently available. In addition, we announced our intention to aggressively pursue a product expansion strategy aimed specifically at the outdoor market to complement our position in the urban consumer electronics market.

We continue to aggressively pursue new distribution channels for the EnerPlex™ brand and these activities have led to placement in a variety of high-traffic e-commerce venues, such as www. walmart.com, www.brookstone.com, www.newegg.com, as well as many others, including our own e-commerce platform at www.goenerplex.com. EnerPlex products are also carried in all 34 Fry’s Electronics stores across 9 states. Each store is provided with EnerPlex branded merchandising assets to highlight the uniqueness of our product lines. We began our direct sales to consumers through kiosks in the second half of 2013, and currently have 13 kiosks in 4 states (Colorado, California, Nevada and Texas) with plans for expansion throughout the remainder of 2014. The agreement with Swyft to deploy up to 200 automated retail stores (kiosks) will rapidly expend our direct sales channel.
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
In the initial phase of the project during 2014, we and Suqian will form a joint venture entity (“JV”) in which Suqian will inject approximately $4.8 million in cash and have a majority interest of 75%. We shall inject approximately $1.6 million in cash and hold a minority interest of 25%. Later in 2014, Suqian will further inject the balance of the committed $32.5 million while we will contribute our proprietary technology and intellectual property, as well as certain equipment from our Colorado facility, thereby increasing our shareholdings progressively up to an 80% ownership.
Under the terms of the definitive agreement, in phase 1 and phase 2 of the project, Ascent is required to contribute to the JV manufacturing equipment, intellectual property assets, proprietary technology and know-how, and cash for its ownership share, and Suqian is required to contribute cash for its ownership share. Pursuant to the terms of the Definitive Agreement, Ascent's total contribution for phase 1 and phase 2 is required to be approximately $130 million. Suqian's total contribution for phase 1 and phase 2 is required to be approximately $32 million.

Pursuant to the terms of the Definitive Agreement, Ascent and Suqian are required to ascribe a dollar value to Ascent's non-cash contributions. The major milestone was the agreement by the Suqian government to credit approximately $77 million to Ascent's contribution of its proprietary technology, which represents 60% towards Ascent's total required contribution of $130 million. In order to value Ascent's intellectual property assets, the parties jointly agreed to hire an independent appraisal company located in China. The appraisal company has now completed that review and has submitted the valuation report to each of the JV partners. This report valued Ascent's intellectual property assets at approximately $65 million, plus 20% premium added by Suqian government to bring the total value to $77 million. The remaining 40% of Ascent's contribution will be in the form of some equipment from its Colorado plant and/or cash. The exact amounts of cash and equipment will be determined at a later date. These amounts of cash and equipment will depend, among other things, on an assessment of the contributed equipment by a Chinese appraisal firm mutually selected by Ascent and Suqian.
The actual contributions of cash and other assets into the JV by Ascent and Suqian will happen incrementally over time. In addition, under the Definitive Agreement, Suqian has agreed to provide rent-free use of the 331,000-square-foot manufacturing facility and office space that is currently being built for Ascent in the Suqian Economic and Industrial Development Science Park.
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

On June 30, 2014, the Company entered into Service Agreement with Swyft, Inc. (“Swyft”). Swyft will sell consumer products through automated retail stores (kiosks), provide online and mobile retail channels through a website and mobile application, and provide visual and text based advertising through both physical and digital channels. The Company will provide financing to Swyft in the form of a three year 8% convertible note to purchase seventy five (75) automated retail stores at $4,500 per store or total of $337,500 from ZoomSystems, the manufacturer of automated retail machines. The first convertible loan financing for thirty eight (38) automated retail stores or $171,000 was provided by the Company by July 31, 2014 and the second convertible loan financing for thirty seven (37) automated retail stores or $166,500 will be provided by the Company by January 7, 2015. The Company also has an option to continue loan financing for each additional block of fifty (50) automated retail stores. The Service Agreement also requires the Company to pay one time project set-up fee of $125,000 due within seventy five days after June 30, 2014, the effective date of the agreement.
Related Party Activity
In February 2012, we announced the appointment of Victor Lee as President and Chief Executive Officer. Mr. Lee had served on our Board of Directors since November 2011 and is currently the managing director of Tertius Financial Group Pte Ltd, the joint venture partner with Radiant Group, in TFG Radiant. In April 2012, we appointed the Chairman of TFG Radiant, Mr. Winston Xu (aka Xu Biao), as a member of our Board of Directors. TFG Radiant owns approximately 18% of our outstanding common stock as of March 31, 2014.The addition of TFG Radiant as a major shareholder has significantly improved our capabilities on a number of fronts. TFG Radiant's domicile in China provides us access to high quality, low cost contract manufacturing in Asia through expansion of TFG Radiant's existing relationships, developed through many years of successful operation in China. Integrating these suppliers into our supply chain enables us to bring our products to market faster. TFG Radiant also provides a global product perspective that significantly improves the product design activities of our Thornton, Colorado designers as they collaborate with designers in Asia. We continue to integrate and improve the design-to-manufacture process where we manufacture modules in our US plant, ship them to Asia for completion into finished goods at low cost and then ship products to all markets we will serve.
In June 2012, we entered into a supply agreement and a contract manufacturing agreement with TFG Radiant. Under the terms of the contract manufacturing agreement TFG Radiant will oversee certain aspects of the contract manufacturing process related to our EnerPlex™ line of consumer products. We will compensate TFG Radiant for acting as general contractor in the contract manufacturing process. Under the supply agreement TFG Radiant intends to distribute our consumer products in Asia. In December 2012, we entered into a consulting agreement with TGF Radiant for product design, product development and manufacturing coordination activities provided by TFG Radiant to us in connection with our line of consumer electronics products. The services agreement was discontinued as of March 31, 2014.
During the six months ended June 30, 2014, we made disbursements to TFG Radiant in the amount of $537,000, consisting of $200,000 for consulting fees and $337,000 for finished goods received and deposits for work-in-process. During the period from inception through June 30, 2014 , we recognized revenue in the amount of $555,000 and for products sold to TFG Radiant under the supply agreement. As of June 30, 2014 and December 31, 2013, we held $134,000 and $21,000, respectively, in receivables and deposits with TFG Radiant.
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
Our significant accounting policies were described in Note 3 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no changes to these policies that are of potential significance to us during the six months ended June 30, 2014.
Recent Accounting Pronouncements
See Note 3, “Summary of Significant Accounting Policies,” in the Notes to Condensed Financial Statements.
In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The update will establish a comprehensive revenue recognition standard for virtually all industries in GAAP. ASU 2014-09 will change the amount and timing of revenue and cost recognition, implementation, disclosures and documentation. ASU 2014-09 is effective for fiscal years beginning in 2017. The Company is researching whether the adoption of ASU 2014-09 will have a material effect on the Company’s consolidated financial statements.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2014 and 2013
Our activities to date have substantially consisted of raising capital, business and product development, research and development and the development of our production lines.
Revenues. Our revenues were $1,090,000 for the three months ended June 30, 2014 compared to $225,000 for the three months ended June 30, 2013, an increase of $865,000. Revenues for the three months ended June 30, 2014 include $992,000 of product sales compared to $166,000 for the three months ended June 30, 2013, an increase of $826,000. Revenues earned from our government research and development contracts increased by $39,000 during the three months ended June 30, 2014 to $98,000.
Our revenues were $1,843,000 for the six months ended June 30, 2014 compared to $460,000 for the six months ended June 30, 2013, an increase of $1,383,000. Revenues for the six months ended June 30, 2014 include $1,664,000 of product sales compared to $342,000 for the six months ended June 30, 2013, an increase of $1,322,000. Revenues earned on our government research and development contracts increased by $61,000 during the six months ended June 30, 2014 to $179,000.
Research, development and manufacturing operations. Research, development and manufacturing operations costs were $5,787,000 for the three months ended June 30, 2014 compared to $5,590,000 for the three months ended June 30, 2013, an increase of $197,000. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. Research, development and manufacturing operations costs also include costs related to technology development and governmental contracts. Costs related to product development, pre-production and production activities increased by $171,000. The production cost increase was comprised of production materials costs of $435,000, supplies and equipment related costs of $66,000, personnel related costs of $43,000 and stock compensation expense of $17,000, partially offset by decreases in consulting and contract service costs of $298,000 , facility related costs of $56,000, and depreciation and amortization of $41,000. Technology development and government contract costs increased by $26,000 in the three months ended June 30, 2014. This increase was primarily the result of an increase in material and supply costs on billable contracts of $22,000.
Research, development and manufacturing operations costs were $11,007,000 for the six months ended June 30, 2014 compared to $10,910,000 for the six months ended June 30, 2013, an increase of $97,000. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. Research, development and manufacturing operations costs also include costs related to technology development and governmental contracts. Costs related to product development, pre-production and production activities increased by $98,000. The production cost increase was comprised of production materials costs of $551,000, personnel related costs of $91,000, stock compensation expense of $48,000 and facility related costs of $19,000, partially offset by decreases in consulting and contract service costs of $418,000 , depreciation and amortization of $108,000 and supplies and equipment related costs of $89,000. Technology development and government contract costs decreased by $1,000 in the six months ended June 30, 2014.
Selling, general and administrative. Selling, general and administrative expenses were $3,196,000 for the three months ended June 30, 2014 compared to $1,611,000 for the three months ended June 30, 2013, an increase of $1,585,000. This increase is comprised of marketing related costs of $560,000, consulting and contract service costs related to the operation of our kiosks of $760,000, personnel related costs of $315,000 and public company costs of $46,000, partially offset by a decrease in legal costs of $116,000.
Selling, general and administrative expenses were $6,307,000 for the six months ended June 30, 2014 compared to $2,853,000 for the six months ended June 30, 2013, an increase of $3,454,000. This increase is comprised of marketing related costs of $1,419,000, consulting and contract service costs related to the operation of our kiosks of $1,347,000, personnel related costs of $465,000, public company costs of $158,000 and subscription and membership costs of $64,000.
Other Income / (Expense), net. Other Income / (Expense) was $1,073,991 net expense for the three months ended June 30, 2014 compared to $107,000 net expense for the three months ended June 30, 2013, an increase of $967,000. This increase was the result a loss on extinguishment of liabilities related to make-whole payments on Series A , Series B, and Series C preferred stock conversions in the amount of $631,000 and $300,000 penalty shares issued for the Series C preferred stock, as well as $35,000 of interest expense.
Other Income / (Expense) was $1,530,440 net expense for the six months ended June 30, 2014 compared to $213,000 net expense for the six months ended June 30, 2013, an increase of $1,316,000. This increase was the result a loss on extinguishment of liabilities related to make-whole payments on Series A , Series B, and Series C preferred stock conversions in the amount of $983,013, $300,000 penalty shares issued for the Series C preferred stock, as well as $34,000 of interest expense.

Change in fair value of make-whole dividend liability. Change in fair value of make-whole dividend liability was $1,453,000 for the three months ended June 30, 2013. This expense is the result of an increase in the fair value of make-whole dividends payable to the holders of Series A and Series C preferred stock.
Change in fair value of make-whole dividend liability was $2,188,000 for the six months ended June 30, 2013. This expense is the result of an increase in the fair value of make-whole dividends payable to the holders of Series A and Series C preferred stock.
Net Loss. Our Net Loss was $10,420,000 for the three months ended June 30, 2014 compared to a Net Loss of $7,083,000 for the three months ended June 30, 2013, an increase of $3,337,000.
Our Net Loss was $19,190,000 for the six months ended June 30, 2014 compared to a Net Loss of $13,517,000 for the six months ended June 30, 2013, an increase of $5,672,000.
The increase in Net Loss can be summarized in variances in significant account activity as follows:

	Decrease (increase) to Net Loss For the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013	Decrease (increase) to Net Loss For the Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013
Revenues
Products	$826,000	$1,322,000
Government Contracts	39,000	61,000
Research, development and manufacturing operations
Product development, pre-production and production	(154,000)	(50,000)
Technology and government contracts	(18,000)	15,000
Non-cash stock based compensation	(25,000)	(62,000)
Selling, general and administrative expenses
Corporate selling, general and administrative	(1,601,000)	(3,459,000)
Non-cash stock based compensation	16,000	5,000
Other Income / (Expense)
Other Income / (Expense), net	(967,000)	(1,316,000)
Change in fair value of make-whole dividend liability	(1,453,000)	(2,188,000)
Increase to Net Loss	$(3,337,000)	$(5,672,000)

Liquidity and Capital Resources
As of June 30, 2014, we had approximately $1.3 million in cash and cash equivalents. We are in the development stage and are currently incurring significant losses from operations as we work toward further commercialization. In February 2014, we completed the sale of 500 shares of Series B-1 preferred stock in a private placement for gross proceeds of $5.0 million. In May 2014, we completed the sale of 600 shares of Series C preferred stock in a private placement for gross proceeds of $6.0 million. On July 29, 2014, Ascent Solar Technology, Inc. (the “Company”) entered into a securities purchase agreement (the “Purchase Agreement”) with SHTARD Enterprises Ltd. (the “Investor”). Pursuant to the terms of the Purchase Agreement, the Company issued and sold to the Investor 4,000,000 shares of the Company’s common stock in the aggregate original amount of $1,320,000 or $0.33 per share. On August 11, 2014, the Investor purchased an additional 8,000,000 shares from the Company at $0.33 per share or $2,640,000 total.
We have commenced production at our manufacturing facility. We do not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until we have fully implemented our new consumer products strategy. We currently expect our increased sales and marketing costs to exceed our increase in revenue while we expand our retail channels and increase our product line. During the first half of 2014, we used $12.7 million in cash for operations. For the remainder of 2014, we expect to incur a base level of maintenance capital expenditures and relatively minor improvements to the existing asset base along with an increased sales effort. Our primary significant long term obligations consists of $6.2 million to a financial institution secured by a mortgage on our headquarters and manufacturing building in Thornton, Colorado. Total payments of $0.3 million, including principal and interest, on $6.2 million note payable will come due in the remainder of 2014.

On June 30, 2014, we entered into a Service Agreement with Swyft, Inc. (“Swyft”). Swyft will sell consumer products through automated retail stores (kiosks), provide online and mobile retail channels through a website and mobile application, and provide visual and text based advertising through both physical and digital channels. We will provide financing to Swyft in the form of a three year 8% convertible note to purchase seventy five (75) automated retail stores at $4,500 per store, or a total of $337,500, from ZoomSystems, the manufacturer of automated retail machines. The first convertible loan financing for thirty eight (38) automated retail stores of $171,000 was provided by us by July 31, 2014 and the second convertible loan financing for thirty seven (37) automated retail stores of $166,500 will be provided by us by January 7, 2015. We also have an option to continue loan financing for each additional block of fifty (50) automated retail stores. The Service Agreement also requires us to pay one time project set-up fees of $125,000 due within seventy five days after June 30, 2014, the effective date of the agreement.
At June 30, 2014, we owe $1.6 million related to a litigation settlement reached in April 2014, which is being paid in equal installments over 40 months beginning in April 2014. Additional projected product revenues are not anticipated to result in a positive cash flow position for the year 2014 overall. However, the Company will have sufficient cash liquidity for the year ending December 31, 2014, given the aforementioned new financing and additional financing that is expected to be secured in the second half of the year. We have begun activities related to securing additional financing through strategic or financial investors, but there is no assurance we will be able to raise additional capital on acceptable terms or at all. Changes in the level of expected operating losses, the timing of planned capital expenditures or other factors may negatively impact cash flows and reduce current cash and investments faster than anticipated. If revenues do not increase rapidly, and/or additional financing is not obtained, we will be required to significantly curtail operations to reduce costs and/or sell assets. Such actions would likely have an adverse impact on our future operations.
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
Statements of Cash Flows Comparison of the Six Months Ended June 30, 2014 and 2013
For the six months ended June 30, 2014, our cash used in operations was $12.7 million compared to $10.0 million for the six months ended June 30, 2013, an increase of $2.7 million, which is primarily the result of an increase in net loss. For the six months ended June 30, 2014, our cash used in investing activities was $0.3 million compared to $0.9 million for the six months ended June 30, 2013, a decrease of $0.6 million, resulting from a decrease in purchases of property, plant and equipment. During six months ended June 30, 2014, negative operating cash flows of $12.7 million was funded through $11.2 million of net funding received from issuances of preferred stock and the use of cash and cash equivalents held at December 31, 2013.
Contractual Obligations
The following table presents our contractual obligations as of June 30, 2014. Our long-term debt obligation is related to our building loan and our litigation settlement reflecting both principal and interest. Our purchase obligations include orders for equipment, inventory and operating expenses.

		Payments Due by Year (in thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$11,271	$1,293	$3,331	$2,081	$4,566
Operating lease obligations	184	184	—	—	—
Purchase obligations	1,945	1,945	—	—	—
Total	$13,400	$3,422	$3,331	$2,081	$4,566
Off Balance Sheet Transactions

As of June 30, 2014, we did not have any off balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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
Interest Rate Risk
Our exposure to market risks for changes in interest rates relates primarily to our cash equivalents. As of June 30, 2014, our cash equivalents consisted only of federally insured operating and savings accounts held with financial institutions. From time to time we hold money market funds, investments in U.S. government securities and high quality corporate securities. The primary objective of our investment activities is to preserve principal and provide liquidity on demand, while at the same time maximizing the income we receive from our investments without significantly increasing risk. The direct risk to us associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a change in interest rates will have a significant impact on our financial position, results of operations or cash flows.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (SEC) rules and forms. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of June 30, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2014, our disclosure controls and procedures were effective.
Changes in Internal Control over Disclosure and Reporting
There was no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our obligations under the settlement agreement will be secured by a second mortgage lien on our headquarters and manufacturing building in Thornton, Colorado.  Such second mortgage lien has been approved by the Colorado Housing and Finance Authority (“CHFA”), which holds the first mortgage lien on this building.
We record a liability in our financial statements for costs related to claims, including settlements and judgments, where we have assessed that a loss is probable and an amount can be reasonably estimated. We accrued $1.7 million, the net present value of the $2.0 million settlement, as of December 31, 2013. As of June 30, 2014, $1.1 million was accrued for the short-term portion of this settlement, included in Accrued expenses, and $0.5 million was recorded as Accrued litigation settlement, net of current portion, in the Condensed Balance Sheets.

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

ASCENT SOLAR TECHNOLOGIES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of August, 2014.

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

10.1	Securities Purchase Agreement, dated April 1, 2014, between the Company and Ironridge Global IV, Ltd. (filed as Exhibit 10.1 to our Current Report on Form 8-K April 2, 2014).

10.2	Registration Rights Agreement dated April 1, 2014 between the Company and Ironridge Global IV, Ltd. (filed as exhibit 10.2 to our Current Report on Form 8-K filed April 2, 2014).

10.3	Voting Agreement dated April 1, 2014 between TFG Radiant Investment Group Ltd. and Ironridge Global IV, Ltd. (filed as exhibit 10.3 to our Current Report on Form 8-K filed April 2, 2014).

10.4***	Executive Employment Agreement, dated April 4, 2014, between the Company and Victor Lee (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 9, 2014).

10.5	Settlement Agreement and Release dated April 15, 2014 between the Company and Jefferies LLC (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 22, 2014).

31.1*	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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