Form 10-Q
period 2014-09-30
Ascent Solar Technologies, Inc.
filed 2014-11-12
CIK 1350102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
 ______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2014, there were 15,357,073 shares of our common stock issued and outstanding.

ASCENT SOLAR TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q
Quarterly Period Ended September 30, 2014

PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements (unaudited)	3
	Condensed Balance Sheets-As of September 30, 2014 and December 31, 2013	3
	Condensed Statements of Operations-For the three and nine months ended September 30, 2014 and September 30, 2013 and for the period from inception (October 18, 2005) through September 30, 2014	4
	Condensed Statements of Cash Flows-For the nine months ended September 30, 2014 and September 30, 2013 and for the period from inception (October 18, 2005) through September 30, 2014	5
	Notes to Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	25
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	26
SIGNATURES		27
EXHIBIT INDEX		28

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

ASCENT SOLAR TECHNOLOGIES, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$986,905	$3,318,155
Trade receivables	1,254,742	458,076
Related party receivables and deposits	134,200	21,122
Inventories	2,082,935	1,887,612
Prepaid expenses and other current assets	2,539,913	1,157,484
Total current assets	6,998,695	6,842,449
Property, Plant and Equipment:	38,682,059	38,614,905
Less accumulated depreciation and amortization	(22,299,012)	(17,850,688)
	16,383,047	20,764,217
Other Assets:
Patents, net of amortization of $112,889 and $83,364, respectively	1,212,792	879,541
Other non-current assets	221,000	52,813
	1,433,792	932,354
Total Assets	$24,815,534	$28,539,020
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,667,491	$442,754
Accrued expenses	2,546,820	1,800,369
Current portion of long-term debt	297,278	282,960
Current Portion of Litigation Settlement	482,519	—
Make-whole dividend liability	1,668,510	3,146,156
Total current liabilities	6,662,618	5,672,239
Accrued Litigation Settlement, net of current portion	1,008,479	1,317,500
Long-Term Debt, net of current portion	5,842,392	6,067,175
Accrued Warranty Liability	91,000	47,937
Commitments and Contingencies (Notes 4 & 12)
Stockholders’ Equity:
Series A preferred stock, $.0001 par value; 750,000 shares authorized and issued; 212,390 and 362,390 shares outstanding as of September 30, 2014 and December 31, 2013, respectively ($2,548,680 Liquidation Preference)	21	36
Series B-1 preferred stock, $.0001 par value; 2,000 shares authorized and 1,000 issued; 0 and 350 shares outstanding as of September 30, 2014 and December 31, 2013, respectively	—	—
Series C preferred stock, $.0001 par value; 1,000 shares authorized and 630 shares issued; 70 and 0 shares outstanding as of September 30, 2014 and December 31, 2013, respectively; 0 shares outstanding as of October 31, 2014 ($1,330,000 Liquidation Preference)	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized; 14,137,138 and 6,174,853 shares issued and outstanding, respectively	1,414	617
Additional paid in capital	298,576,587	263,275,563
Deficit accumulated during the development stage	(287,366,977)	(247,842,047)
Total stockholders’ equity	11,211,045	15,434,169
Total Liabilities and Stockholders’ Equity	$24,815,534	$28,539,020
The accompanying notes are an integral part of these condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		For the Period from Inception (October 18, 2005) Through September 30, 2014
	September 30,		September 30,
	2014	2013	2014	2013
Revenues
Products *	$1,035,367	$266,534	$2,699,513	$608,490	$5,745,300
Government contracts	101,365	8,299	280,662	126,332	10,146,664
Total Revenues	1,136,732	274,833	2,980,175	734,822	15,891,964
Costs and Expenses
Research, development and manufacturing operations	6,522,944	5,335,682	17,530,312	16,246,246	139,287,068
Selling, general and administrative	3,996,689	1,384,650	10,304,075	4,238,063	58,525,376
Impairment loss	—	—	—	—	83,993,440
Total Costs and Expenses	10,519,633	6,720,332	27,834,387	20,484,309	281,805,884
Loss from Operations	(9,382,901)	(6,445,499)	(24,854,212)	(19,749,487)	(265,913,920)
Other Income/(Expense)
Other Income/(Expense), net	(1,592,579)	(106,652)	(3,123,019)	(320,138)	(2,654,213)
Change in fair value of make-whole dividend liability	(1,272,084)	70,272	(3,460,199)	70,272	(4,775,582)
Total Other Income/(Expense)	(2,864,663)	(36,380)	(6,583,218)	(249,866)	(7,429,795)
Net Loss	$(12,247,564)	$(6,481,879)	$(31,437,430)	$(19,999,353)	$(273,343,715)
Deemed dividend on Preferred Stock and accretion of warrants	—	(3,653,803)	(8,087,500)	(4,251,062)	(14,023,262)
Net Loss applicable to common stockholders	$(12,247,564)	$(10,135,682)	$(39,524,930)	$(24,250,415)	$(287,366,977)

Net Loss Per Share (Basic and diluted)	$(1.09)	$(1.87)	$(4.55)	$(4.59)
Weighted Average Common Shares Outstanding (Basic and diluted)	11,277,895	5,425,668	8,688,396	5,286,238
* Includes related party revenue of $8,050 and $142,500 for the nine months ended September 31, 2014 and 2013, respectively. For the period from inception through September 30, 2014, related party revenue is $555,230.

The accompanying notes are an integral part of these condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period from Inception (October 18, 2005) through September 30,
	Nine Months Ended
	September 30,
	2014	2013	2014
Operating Activities:
Net loss	$(31,437,430)	$(19,999,353)	$(273,343,715)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,480,662	4,659,940	35,219,663
Share based compensation	633,396	538,365	14,066,593
Common stock issued for services	—	104,000	201,949
Realized loss on forward contracts	—	—	1,430,766
Foreign currency transaction loss (gain)	—	—	(590,433)
Amortization of financing costs and discounts	—	—	998,565
Impairment loss	—	—	83,993,440
Contract cancellation loss	—	—	1,167,586
Loss on extinguishment of liabilities	2,436,428	—	2,596,270
Accrued litigation settlement	173,498	—	1,873,498
Change in fair value of make-whole dividend liability	3,460,199	(70,272)	4,775,582
Changes in operating assets and liabilities:
Accounts receivable	(796,666)	5,150	(1,254,742)
Related party receivables and deposits	(113,078)	586,114	(134,200)
Inventories	(195,323)	62,055	(2,082,935)
Prepaid expenses and other current assets	(1,382,429)	(524,400)	(2,539,913)
Accounts payable	1,224,737	(247,802)	1,667,490
Accrued expenses	746,451	(102,069)	1,213,283
Warranty reserve	43,063	9,750	91,000
Net cash used in operating activities	(20,726,492)	(14,978,522)	(130,650,253)
Investing Activities:
Purchases of available-for-sale securities	—	—	(907,118,828)
Maturities and sales of available-for-sale securities	—	—	907,118,828
Purchase of property, plant and equipment	(67,154)	(497,373)	(135,408,898)
Note Receivable	(171,000)	—	(171,000)
Patent activity costs	(362,776)	(359,702)	(1,300,723)
Net cash used in investing activities	(600,930)	(857,075)	(136,880,621)
Financing Activities:
Proceeds from bridge loan financing	—	—	1,600,000
Repayment of bridge loan financing	—	—	(1,600,000)
Payment of debt financing costs	—	—	(273,565)
Payment of equity offering costs	—	—	(10,514,523)
Proceeds from debt	—	—	7,700,000
Repayment of debt	(210,465)	(197,057)	(2,660,331)
Proceeds from shareholder under Section 16(b)	—	—	148,109
Proceeds from issuance of stock and warrants	19,206,637	7,291,467	274,166,217
Redemption of Class A warrants	—	—	(48,128)
Net cash provided by financing activities	18,996,172	7,094,410	268,517,779
Net change in cash and cash equivalents	(2,331,250)	(8,741,187)	986,905
Cash and cash equivalents at beginning of period	3,318,155	12,621,477	—
Cash and cash equivalents at end of period	$986,905	$3,880,290	$986,905
Non-Cash Transactions:
ITN initial contribution of assets for equity	$—	$—	$31,200
Note with ITN and related capital expenditures	$—	$—	$1,100,000
Non-cash conversions of preferred stock	$13,025,345	$—	$14,709,271
Make-whole provision on convertible preferred stock	$8,087,500	$1,783,017	$11,602,199
Beneficial conversion feature on convertible preferred stock	$—	$2,421,062	$2,421,063
The accompanying notes are an integral part of these condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION
Ascent Solar Technologies, Inc. (“Ascent” or “the Company”) was incorporated on October 18, 2005 from the separation by ITN Energy Systems, Inc. (“ITN”) of its Advanced Photovoltaic Division and all of that division’s key personnel and core technologies. ITN, a private company incorporated in 1994, is an incubator dedicated to the development of thin-film, photovoltaic (“PV”), battery, fuel cell and nano technologies. Through its work on research and development contracts for private and governmental entities, ITN developed proprietary processing and manufacturing know-how applicable to PV products generally, and to Copper-Indium-Gallium-diSelenide (“CIGS”) PV products in particular. ITN formed Ascent to commercialize its investment in CIGS PV technologies. In January 2006, in exchange for 1,028,000 shares of common stock of Ascent , ITN assigned to Ascent certain CIGS PV technologies and trade secrets and granted to Ascent a perpetual, exclusive, royalty-free worldwide license to use, in connection with the manufacture, development, marketing and commercialization of CIGS PV to produce solar power, certain of ITN’s existing and future proprietary and control technologies that, although non-specific to CIGS PV, Ascent believes will be useful in its production of PV modules for its target markets. Upon receipt of the necessary government approvals and pursuant to novation in early 2007, ITN assigned government-funded research and development contracts to Ascent and also transferred the key personnel working on the contracts to Ascent.
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
Reverse Stock Split
On August 26, 2014, the Company, a Delaware corporation, filed a Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (the "Certificate of Amendment") with the Secretary of State of the State of Delaware to effect a reverse stock split of the Company's common stock, par value $0.0001 per share at a ratio of one-for-ten (the "Reverse Stock Split"). The Amendment did not change the number of authorized shares, or the par value, of the Company’s common stock. The Amendment provides that every ten shares of the Company’s issued and outstanding common stock were automatically combined into one issued and outstanding share of the Company’s common stock. All shares and per share amounts in the condensed financial statements and accompanying notes have been retroactively adjusted to give effect to the Reverse Stock Split.

NOTE 2. BASIS OF PRESENTATION
The Company’s activities to date have consisted substantially of raising capital, research and development, establishment and development of the Company's production plant, product development and establishing a sales channel for its line of consumer products which is sold under the EnerPlex™ brand. A development stage entity is defined as an entity devoting substantially all of its efforts to establishing a new business and for which either a) planned principal operations have not commenced or b) planned principal operations have commenced, but there has been no significant revenue therefrom. Revenues to date have been primarily generated from the Company’s governmental research and development contracts and have not been significant. The Company’s planned principal operations to commercialize flexible PV modules and PV integrated consumer products have commenced, but have generated limited revenue to date. The EnerPlex™ brand of consumer oriented products was introduced in 2012. Despite experiencing substantial sequential growth in the fourth quarter of 2013 and the first nine months of 2014, total revenue to date has not been significant. Accordingly, the Company is considered to be in the development stage and has provided additional disclosure of inception to date activity in its Statements of Operations, Statements of Stockholders’ Equity and Statements of Cash Flows. Additionally, due to the development stage nature of the Company, the majority of the Company’s costs are considered to be research and development costs.
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

In June 2014, FASB issued ASU No. No. 2014-10, Development Stage Entities (Topic 915). Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders equity; (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged; and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The standard will be effective for the Company during the first quarter of 2015. The Company is evaluating the potential impact of this new standard on its financial statements.

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40). This ASU provides guidance to determine when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date that the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The standard will be effective for the Company for fiscal years beginning in 2016. The Company is evaluating the impact of the adoption of this accounting standard update on its financial statements.

NOTE 4. LIQUIDITY AND CONTINUED OPERATIONS
As of September 30, 2014, the Company had approximately $1.0 million in cash and cash equivalents. The Company is in the development stage and is currently incurring significant losses from operations as it works toward further commercialization. In February 2014, the Company completed the sale of 500 shares of Series B-1 preferred stock in a private placement for gross proceeds of $5.0 million. In May 2014, the Company completed the sale of 600 shares of Series C preferred stock in a private placement for gross proceeds of $6.0 million. On July 29, 2014, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with SHTARD Enterprises Ltd. (the “Investor”). Pursuant to the terms of the Purchase Agreement, the Company issued and sold to the Investor 400,000 shares of the Company’s common stock in the aggregate original amount of $1,320,000 or $3.30 per share. On August 11, 2014, the Investor purchased an additional 800,000 shares from the Company at $3.30 per share or $2,640,000.
On August 29, 2014, the Company entered into a securities purchase agreement with Seng Wei Seow (“Seow") and TFG Radiant Investment Group Ltd. (“TFG Radiant") for a private placement of a total of 3,115,618 shares of the Company’s common stock, which is expected to result in gross proceeds of approximately $8,000,000 to the Company. The private placement will take place in two tranches. In the first tranche, which closed on August 29, 2014, the Company issued (i) 845,309 shares of Common Stock to Seow and (ii) 845,309 shares of Common Stock to TFG Radiant, all at a price of $2.366 per share, resulting in gross proceeds of approximately $4,000,000 to the Company. For the second tranche, which closed on November 11, 2014, the Company issued 1,425,000 shares of Common Stock (the “Second Tranche Shares") to TFG Radiant at a price of $2.80 per share, resulting in gross proceeds of approximately $4,000,000 to the Company. The closing of the second tranche was subject to the Company obtaining stockholder approval of the issuance of the Second Tranche Shares in accordance with the applicable listing rules of The Nasdaq Stock Market. This approval was obtained at a special shareholder meeting held on October 22, 2014.
The Company has commenced production at its manufacturing facility. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until we have fully implemented our new consumer products strategy. During the first nine months of 2014, the Company used $20.7 million in cash for operations. For the remainder of 2014, the Company expects to incur a base level of maintenance capital expenditures and relatively minor improvements to the existing asset base along with an increased sales effort. As of September 30, 2014 the Company's primary significant long term obligation consists of a note payable of $6.1 million to a financial institution secured by a mortgage on its headquarters and manufacturing building in Thornton, Colorado. Total payments of $0.2 million, including principal and interest, on $6.1 million note payable will come due in the remainder of 2014. Additionally, the Company owes $1.5 million as of September 30, 2014 related to a litigation settlement reached in April 2014, which is being paid in equal installments over 40 months beginning in April 2014.
On June 30, 2014, the Company entered into a Service Agreement with Swyft, Inc. (“Swyft”). Swyft will sell consumer products through automated retail stores (kiosks), provide online and mobile retail channels through a website and mobile application, and provide visual and text based advertising through both physical and digital channels. The Company will provide financing to Swyft in the form of a three year 8% convertible note to purchase seventy five (75) automated retail stores at $4,500 per store, or a total of $337,500, from ZoomSystems, the manufacturer of automated retail machines. The first convertible loan financing for thirty eight (38) automated retail stores of $171,000 was provided by the Company by July 31, 2014 and the second convertible loan financing for thirty seven (37) automated retail stores of $166,500 will be provided by the Company by January 7, 2015. The Company also has an option to continue loan financing for each additional block of fifty (50) automated retail stores. The Service Agreement also required that the Company pay a one-time project set-up fee of $125,000, which was paid during the third quarter.
Additional projected product revenues are not anticipated to result in a positive cash flow position for the year 2014 overall. However, the Company believes it will have sufficient cash liquidity for the year ending December 31, 2014, given the aforementioned new financing and additional financing that is expected to be secured in the final quarter of the year. The Company has initiated activities related to securing additional financing through strategic or financial investors, but there is no assurance we will be able to raise additional capital on acceptable terms or at all. Changes in the level of expected operating losses, the timing of planned capital expenditures or other factors may negatively impact cash flows and reduce current cash and investments faster than anticipated. If revenues do not increase rapidly, and/or additional financing is not obtained, we will be required to significantly curtail operations to reduce costs and/or sell assets. Such actions would likely have an adverse impact on our future operations.
The Company was previously not in compliance with the NASDAQ minimum $1.00 bid price requirement. On March 27, 2014, the Company received approval to transfer its listing from the NASDAQ Global Market tier to the NASDAQ Capital Market tier, effective with opening of the market on March 28, 2014. The Company's common stock will continue to trade under the symbol “ASTI”.  The NASDAQ Capital Market is a continuous trading market that operates in substantially the same manner as the NASDAQ Global Market. Transfer of the Company's listing to the NASDAQ Capital Market resulted in an additional 180-day period within which to regain compliance with the $1.00 minimum bid price requirement, through September 15, 2014 (the "Compliance Date"). On September 11, 2014, the Company received notification from the Listing Qualifications Department of The Nasdaq Stock Market that the Company had regained compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) after maintaining a closing bid price equal to or in excess of $1.00 for a minimum of ten consecutive trading days and that the Company's noncompliance with that rule had been rectified.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT
The following table summarizes property, plant and equipment as of September 30, 2014 and December 31, 2013:

	As of September 30,	As of December 31,
	2014	2013
Building	$5,828,960	$5,820,509
Furniture, fixtures, computer hardware and computer software	466,066	461,491
Manufacturing machinery and equipment	32,371,020	32,332,905
Net depreciable property, plant and equipment	38,666,046	38,614,905
Manufacturing machinery and equipment in progress	16,013	—
Property, plant and equipment	38,682,059	38,614,905
Less: Accumulated depreciation and amortization	(22,299,012)	(17,850,688)
Net property, plant and equipment	$16,383,047	$20,764,217
The Company analyzes its long-lived assets for impairment, both individually and as a group, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
Depreciation expense for the three months ended September 30, 2014 and 2013 was $1,494,455 and $1,553,289, respectively and for the nine months ended September 30, 2014 and 2013 was $4,456,145 and $4,631,199, respectively. Depreciation expense is recorded under “Research, development and manufacturing operations” expense and “Selling, general and administrative” expense in the Condensed Statements of Operations.

NOTE 6. INVENTORIES
Inventories consisted of the following at September 30, 2014 and December 31, 2013:

	As of September 30,	As of December 31,
	2014	2013
Raw materials	$984,727	$1,190,079
Work in process	460,115	401,274
Finished goods	638,093	296,259
Total	$2,082,935	$1,887,612

NOTE 7. DEBT
On February 8, 2008, the Company acquired a manufacturing and office facility in Thornton, Colorado, for approximately $5.5 million. The purchase was financed by a promissory note, deed of trust and construction loan agreement (the “Construction Loan”) with the Colorado Housing and Finance Authority (“CHFA”), which provided the Company borrowing availability of up to $7.5 million for the building and building improvements. In 2009, the Construction Loan was converted to a permanent loan pursuant to a Loan Modification Agreement between the Company and CHFA (the “Permanent Loan”). The Permanent Loan, collateralized by the building, has an interest rate of 6.6% and the principal will be amortized through its term to January 2028. The Company will incur a prepayment penalty if the Permanent Loan is prepaid prior to December 31, 2015. Further, pursuant to certain negative covenants in the Permanent Loan, the Company may not, among other things, without CHFA’s prior written consent (which by the terms of the deed of trust is subject to a reasonableness requirement): create or incur additional indebtedness (other than obligations created or incurred in the ordinary course of business); merge or consolidate with any other entity; or make loans or advances to the Company’s officers, shareholders, directors or employees. The outstanding balance of the Permanent Loan was $6,139,670 as of September 30, 2014.

As of September 30, 2014, future principal payments on long-term debt are due as follows:

2014	$72,495
2015	302,210
2016	322,771
2017	344,730
2018	368,183
Thereafter	4,729,281
$6,139,670

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
In April 2014, the Company entered into a Securities Purchase Agreement to issue 600 shares of Series C Preferred Stock to an investor in exchange for $6.0 million. Holders of Series C Preferred Stock are entitled to cumulative dividends at a rate of 5.75% per annum, when and if declared by the Board of Directors in its sole discretion. The dividends may be paid in cash or in the form of common stock (valued at 8% below market price, but not to exceed 92% of the lowest closing price during the applicable measurement period), at the discretion of the Board of Directors. The dividend rate on the Series C Preferred Stock is indexed to the Company's stock price and subject to adjustment. In addition, the Series C Preferred Stock contains an embedded dividend provision whereby, conversion or redemption of the preferred stock within 5 years of issuance will require dividends for the full five year period to be paid by the Company in cash or common stock (valued at 8% below market price, but not to exceed 92% of the lowest closing price during the applicable measurement period).
The Company concluded the make-whole dividends should be characterized as embedded derivatives under ASC 815. Make-whole dividends are expensed at the time of issuance and recorded as "Deemed dividends on Preferred Stock and accretion of warrants" in the Condensed Statements of Operations and "Make-whole dividend liability" in the Condensed Balance Sheets. The fair value of these dividend liabilities, which are indexed to the Company's common stock, must be evaluated at each period end. The fair value measurements rely primarily on Company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. Fair value determination required forecasting stock price volatility, expected average annual return and conversion date. During the nine months ended September 30, 2014, the Company recorded a net increase in fair value of the liability in the amount of $3.5 million, recorded as "Change in fair value of make-whole dividend liability" in Other Income/(Expense) in the Condensed Statements of Operations and in the Condensed Statement of Cash Flows.
At September 30, 2014, there were 212,390 shares and 70 shares of Series A and Series C Preferred Shares outstanding, respectively. At September 30, 2014, the Company was entitled to redeem the outstanding Series A preferred shares for $1.7 million, plus a make-whole amount of $0.8 million, payable in cash or common shares. At September 30, 2014, the Company was entitled to redeem the outstanding Series C preferred shares for $0.7 million, plus a make-whole amount of $0.8 million, payable in cash or common shares. The combined fair value of the make-whole dividend liabilities for the Series A and Series C preferred shares, which approximates cash value, was $1.7 million as of September 30, 2014.

NOTE 9. STOCKHOLDERS’ EQUITY
Common Stock

At September 30, 2014, the Company had 250,000,000 shares of common stock, $0.0001 par value, authorized for issuance. Each share of common stock has the right to one vote. As of September 30, 2014, the Company had 14,137,138 shares of common stock outstanding. The Company has not declared or paid any dividends related to the common stock through September 30, 2014.
Preferred Stock
At September 30, 2014, the Company had 25,000,000 shares of preferred stock, $0.0001 par value, authorized for issuance. Preferred stock may be issued in classes or series. Designations, powers, preferences, rights, qualifications, limitations and restrictions are determined by the Company’s Board of Directors. 750,000 shares have been designated as Series A preferred stock, 2,000 shares have been designated for Series B-1 and B-2 preferred stock, and 690 shares have been designated as Series C preferred stock. As of September 30, 2014, the Company had 212,390 shares of Series A preferred stock, no shares of Series B-1 preferred stock and no shares of Series B-2 preferred stock and 70 shares of Series C preferred stock outstanding. The Company has no declared unpaid dividends related to the preferred stock as of September 30, 2014.
Series A Preferred Stock
In June 2013, the Company entered into a Securities Purchase Agreement with an investor to sell an aggregate of 750,000 shares of Series A Preferred Stock at a price of $8.00 per share, resulting in gross proceeds of $6,000,000. This purchase agreement included warrants to purchase up to 262,500 shares of common stock of the Company. The transfer of cash and securities took place incrementally, the first closing occurring on June 17, 2013 with the transfer of 125,000 shares of Series A Preferred Stock and a warrant to purchase 43,750 shares of common stock for $1,000,000. The final closings took place in August 2013, with the transfer of 625,000 shares of Series A Preferred Stock and a warrant to purchase 218,750 shares of common stock for $5,000,000.
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
The Series A Preferred Stock may be converted into shares of common stock at the option of the Company if the closing price of the common stock exceeds $11.60, as adjusted, for 20 consecutive trading days, or by the holder at any time. The Company has the right to redeem the Series A Preferred Stock at a price of $8.00 per share, plus any accrued and unpaid dividends, plus the make-whole amount (if applicable). At September 30, 2014, the preferred shares were not eligible for conversion to common shares at the option of the Company. The holder of the preferred shares may convert to common shares at any time, at no cost, at a ratio of 1 preferred share into 1 common share (as adjusted for the Reverse Stock Split, subject to standard ratable anti-dilution adjustments). Upon any conversion (whether at the option of the Company or the holder), the holder is entitled to receive any accrued but unpaid dividends and also any make-whole amount (if applicable). See Note 8. Make-Whole Dividend Liability.
During the nine months ended September 30, 2014, the holder of the Series A Preferred Shares converted 150,000 preferred shares into 150,000 shares of common stock (as adjusted for the Reverse Stock Split). As a result of this conversion, the Company paid a make-whole dividend on the conversion of Series A preferred stock in the amount of 104,075 shares of common stock (as adjusted for the Reverse Stock Split) in lieu of a cash payment of $520,000. As of October 31, 2014 there were 212,390 Series A Preferred Shares outstanding.
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
The warrants offered as part of the Securities Purchase Agreement have a three year term and require payment of an exercise price of $9.00 per common share to the Company.
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

Series B Preferred Stock
In October 2013, the Company entered into a Securities Purchase Agreement with an investor to offer up to 1,000 shares of Series B-1 or Series B-2 preferred stock at a price of $10,000 per share, and gross proceeds of up to $10,000,000. The Company offered the Series B preferred stock in two tranches.  The first tranche closed on November 1, 2013, with the Company selling 500 shares of Series B-1 preferred stock in exchange for gross proceeds of $5,000,000. On January 20, 2014, at a special meeting of the stockholders, the Company obtained stockholder approval for the offering. Delivery of the second tranche of $5,000,000 in exchange for 500 shares of Series B-1 preferred shares occurred on February 7, 2014. With the closing of both tranches resulting in the issuance of Series B-1 preferred shares, the Company will not offer Series B-2 preferred shares.
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
The Series B preferred stock may be converted into shares of common stock at the option of the Company if the closing price of the common stock exceeds $20.00, as adjusted, for 20 consecutive trading days, or by the holder at any time. The Company has the right to redeem the Series B preferred stock at a price of $10,000 per share, plus any accrued and unpaid dividends, plus the embedded dividend liability amount (if applicable). The holder of the Series B-1 preferred stock may convert to common shares at any time, at no cost, at a conversion price of $11.50 and a ratio of 1 preferred share into 870 common shares. Conversions by the holder are subject to standard ratable anti-dilution adjustments. Upon any conversion (whether at the option of the Company or the holder), the holder is entitled to receive any accrued but unpaid dividends and also any embedded dividend amount (if applicable). See Note 8. Make-whole dividend liability.
During the nine months ended September 30, 2014, the holder of the Series B preferred stock converted all remaining 850 preferred shares into 739,130 shares of common stock (as adjusted for the Reverse Stock Split). As a result of these conversions, the Company paid make-whole dividends in the amount of 1,238,680 shares of common stock (as adjusted for the Reverse Stock Split) in lieu of a cash payment of $6,483,000.
Series C Preferred Stock
On April 1, 2014, the Company entered into a Securities Purchase Agreement to issue 600 shares of Series C Preferred Stock to an investor in exchange for $6.0 million.
The Series C Preferred Stock is convertible into common stock at a fixed conversion price of $11.50 per share of common stock. Holders of Series C Preferred Stock are entitled to cumulative dividends at a rate of 5.75% per annum when and if declared by the Board of Directors in its sole discretion. The dividends may be paid in cash or in the form of common stock (valued at 8% below market price, but not to exceed 92% of the lowest closing price during the applicable measurement period), at the discretion of the Board of Directors. The dividend rate on the Series C Preferred Stock is indexed to the Company's stock price and subject to adjustment. In addition, the Series C Preferred Stock contains an embedded dividend provision whereby, conversion or redemption of the preferred stock within 5 years of issuance will require dividends for the full five year period to be paid by the Company in cash or common stock (valued at 8% below market price, but not to exceed 92% of the lowest closing price during the applicable measurement period).
The Series C Preferred Stock may be converted into shares of common stock at the option of the Company if the closing price of the common stock exceeds $22.30, as adjusted, for 20 consecutive trading days, or by the holder at any time. The Company has the right to redeem the Series C Preferred Stock at a price of $10,000 per share, plus any accrued and unpaid dividends, plus the embedded dividend amount (if applicable). The holder of the Series C Preferred Stock may convert to common shares at any time, at no cost, at a conversion price of $11.50 and a ratio of 1 preferred share into 870 common shares. Conversions by the holder are subject to standard ratable anti-dilution adjustments. Upon any conversion (whether at the option of the Company or the holder), the holder is entitled to receive any accrued but unpaid dividends and also any embedded dividend amount (if applicable).
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

In connection with the Securities Purchase Agreement, the Company entered into a Registration Rights Agreement (“RRA”). The RRA provided that if a resale registration statement was not declared effective on or before (i) the 30th day after April 1, 2014, the Company would be required to issue 30 additional shares of Series C Preferred Stock to the investor; (ii) the 60th day after April 1, 2014, the Company would be required to issue 30 additional shares of Series C Preferred Stock to the investor; and (iii) before the 90th day after April 1, 2014, the Company would be required to issue 30 additional shares of Series C Preferred Stock to the investor. Because the resale registration statement was not declared effective until May 27, 2014, the Company issued 30 additional shares of Series C Preferred Stock to the investor on May 1, 2014.
During the nine months ended September 30, 2014, the holder of the Series C preferred stock converted 560 preferred shares into 486,957 shares of common stock (as adjusted for the Reverse Stock Split). As a result of these conversions, the Company paid make-whole dividends in the amount of 2,312,591 shares of common stock (as adjusted for the Reverse Stock Split) in lieu of a cash payment of $6,022,434. Subsequent to September 30, 2014, the holders of Series C Preferred Stock converted 70 preferred shares into a total of 683,362 common shares, which includes make-whole dividends. As of October 31, 2014, there were 0 shares of Series C Preferred Stock outstanding.

NOTE 10. EQUITY PLANS AND SHARE-BASED COMPENSATION
Share-Based Compensation: The Company measures share-based compensation cost at the grant date based on the fair value of the award and recognizes this cost as an expense over the grant recipients’ requisite service periods for all awards made to employees, officers, directors and consultants.
The share-based compensation expense recognized in the Condensed Statements of Operations was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Share-based compensation cost included in:
Research and development	$86,163	$58,898	273,234	$183,725
Selling, general and administrative	121,909	111,548	360,162	354,640
Total share-based compensation cost	$208,072	$170,446	$633,396	$538,365

The following table presents share-based compensation expense by type:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Type of Award:
Stock Options	$99,802	$96,911	315,342	$298,455
Restricted Stock Units and Awards	108,270	73,535	318,054	239,910
Total share-based compensation cost	$208,072	$170,446	$633,396	$538,365

Stock Options: The Company recognized share-based compensation expense for stock options of $315,000 to officers, directors and employees for the nine months ended September 30, 2014 related to stock option awards ultimately expected to vest. The weighted average estimated fair value of employee stock options granted for the nine months ended September 30, 2014 and 2013 was $5.00 and $4.90 per share, respectively. Fair value was calculated using the Black-Scholes Model with the following assumptions:

	For the nine months ended September 30,
	2014	2013
Expected volatility	94%	97%
Risk free interest rate	2%	1%
Expected dividends	—	—
Expected life (in years)	6.0	5.2

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
As of September 30, 2014, total compensation cost related to non-vested stock options not yet recognized was $272,000 which is expected to be recognized over a weighted average period of approximately 1.7 years. As of September 30, 2014, 180,642 shares were vested or expected to vest in the future at a weighted average exercise price of $15.59. As of September 30, 2014, 72,292 shares remained available for future grants under the Option Plan.
Restricted Stock: In addition to the stock options discussed above, the Company recognized share-based compensation expense related to restricted stock grants of $318,000 for the nine months ended September 30, 2014. The weighted average estimated fair value of restricted stock grants for the nine months ended September 30, 2014 and 2013 was $7.10 and $6.20 per share, respectively.

Total unrecognized share-based compensation expense from unvested restricted stock as of September 30, 2014 was $107,000 which is expected to be recognized over a weighted average period of approximately 0.3 years. As of September 30, 2014, 58,909 shares were expected to vest in the future. As of September 30, 2014, 215,943 shares remained available for future grants under the Restricted Stock Plan.

NOTE 11. RELATED PARTY TRANSACTIONS
TFG Radiant Investment Group Ltd. and its affiliates ("TFG Radiant") own approximately 17% of the Company's outstanding common stock as of September 30, 2014. In February 2012, the Company announced the appointment of Victor Lee as President and Chief Executive Officer. Mr. Lee had served on the Company's Board of Directors since November 2011 and is currently the managing director of Tertius Financial Group Pte Ltd, the joint venture partner with Radiant Group in TFG Radiant. In April 2012, the Company appointed the Chairman of TFG Radiant, Mr. Winston Xu (aka Xu Biao), as a member of its Board of Directors.
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
During nine months ended September 30, 2014, the Company made disbursements to TFG Radiant in the amount of $560,000, consisting of $200,000 for consulting fees and $360,000 for finished goods received and deposits for work-in-process. During the period from inception through September 30, 2014, the Company recognized revenue in the amount of $555,000 for products sold to TFG Radiant under the supply agreement. As of September 30, 2014 and December 31, 2013, the Company held $134,000 and $21,000, respectively, in receivables and deposits with TFG Radiant.

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
On April 16, 2014, the parties settled the lawsuit where the Company agreed to pay Jefferies a total of $2.0 million in equal installments over 40 months. The Company has paid $300,000 through September 30, 2014.
The Company records a liability in its financial statements for costs related to claims, including settlements and judgments, where the Company has assessed that a loss is probable and an amount can be reasonably estimated. The Company accrued $1.7 million, the net present value of the $2.0 million settlement, as of December 31, 2013. As of September 30, 2014, $1.0 million was accrued for the long-term portion of this settlement and $0.5 million was recorded as Accrued litigation settlement, current portion, in the Condensed Balance Sheets.

On June 30, 2014, the Company entered into a Service Agreement with Swyft, Inc. (“Swyft”). Swyft will sell consumer products through automated retail stores (kiosks), provide online and mobile retail channels through a website and mobile application, and provide visual and text based advertising through both physical and digital channels. The Company will provide financing to Swyft in the form of a three year 8% convertible note to purchase seventy five (75) automated retail stores at $4,500 per store or a total of $337,500 from ZoomSystems, the manufacturer of automated retail machines. The first convertible loan financing for thirty eight (38) automated retail stores of $171,000 was provided by the Company by July 31, 2014 and the second convertible loan financing for thirty seven (37) automated retail stores of $166,500 will be provided by the Company by January 7, 2015. The Company also has an option to continue loan financing for each additional block of fifty (50) automated retail stores. The Service Agreement also required the Company to pay a one time project set-up fee of $125,000, which was paid during the third quarter.

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
In the initial phase of the project, the Company and Suqian will form a joint venture entity (“JV”) in which Suqian will inject approximately $4.8 million in cash and have majority interest of 75%. The Company will inject approximately $1.6 million in cash and hold a minority interest of 25%. Near the end of 2014 or early in 2015, Suqian will further inject the balance of the committed $32.5 million while the Company will contribute its proprietary technology and intellectual property, as well as certain equipment from its Colorado facility, thereby increasing the Company's shareholdings progressively up to an 80% ownership.
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
The implementation of the agreement, including the formation of the JV entity, is subject to a number of contractual conditions and governmental approvals. Such conditions and approvals must be obtained in order for the Suqian factory to be built and become operational. On September 17, 2014, the Company was officially granted the Certificate of Approval for Establishment with Foreign Investment in the People's Republic of China, and on September 24, 2014, the Company was officially granted the Business License to operate the JV. Several activities, including the cash injection by Suqian into the JV and the transfer of equipment by the Company, will begin during the forth quarter of 2014.

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

Overview
We are a development stage company formed to commercialize flexible photovoltaic modules using our proprietary technology. For the nine months ended September 30, 2014, we generated $3.0 million of revenue. Our revenue from product sales was $2.7 million and our revenue from government research and development contracts was $0.3 million. As of September 30, 2014, we had an accumulated deficit of $287.4 million.
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

•
In December 2012, we introduced the EnerPlex Kickr™ and EnerPlex Jumpr™ product series. The Kickr IV is an extremely portable, compact and durable solar charging device, approximately seven inches by seven inches when folded, and weighs less than half a pound. The Kickr IV provides 6.5 watts of regulated power that can help charge phones, digital cameras, and other small USB enabled devices. The Kickr IV is ideal for outdoor activities such as camping, hiking and mountain climbing as well as daily city use. To complement the Kickr IV, we also released the Jumpr™ series of portable power banks. The Jumpr™ series provides a compact power storage solution for those who need to take the power of the sun with them on the go.

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

•
During 2014 the EnerPlex brand has aggressively expanded its urban product line to include the Surfr Battery & Solar Case for the iPhone 5 & 5S, and the Red Dot Award winning Jumpr Slate 5k & 10k, the thinnest lithium polymer batteries currently available. In addition we recently introduced a number of portable power banks including the Jumpr Stack 3, 6 & 9 as well as the Jumpr Mini, which utilize our patented Stack & Charge technology and are equipped with integrated micro-USB and lightning tethers, reducing the need to carry cumbersome cables. Simultaneously, we expanded our Packr line of solar integrated backpacks to include the Packr Executive and Packr Commuter, packs designed to keep the modern consumer powered up throughout the day. The inclusion of these new products enables EnerPlex to provide a comprehensive charging solution to any urban consumer, no matter their power or device requirements.

•
During the third quarter we have prepared to enter an underserved market by debuting many additions to our outdoor line of products including: the Generatr Series of large capacity batteries, capable of powering devices as large as refrigerators, as well as the Commandr Series of large lightweight solar chargers, designed specifically to integrate directly with the Generatr.  The Generatr 1200 was named one of the top 14 products at the Outdoor Retailer tradeshow in August. Simultaneously we have developed a range of powerbanks designed specifically for outdoors use, such as the Jumpr Quad, a ruggedized AA and AAA battery charger, as well as the Jumpr Bar, a lightweight power solution with an integrated USB flip-out enabling consumers to charge the powerbank without cables.

We continue to aggressively pursue new distribution channels for the EnerPlex™ brand and these activities have led to placement in a variety of high-traffic e-commerce venues, such as www.walmart.com, www.amazon.com, www.newegg.com, as well as many others, including our own e-commerce platform at www.goenerplex.com. EnerPlex products are also carried in all 35 Fry’s Electronics stores across 9 states. Each store is provided with EnerPlex branded merchandising assets to highlight the uniqueness of our product lines. We began our direct sales to consumers through kiosks in the second half of 2013, and currently have 11 kiosks in 3 states (Colorado, California, and Nevada). The agreement with Swyft to deploy up to 200 automated retail stores (kiosks) will rapidly expand our direct sales channel. The first 75 of these automated kiosks are expected to be deployed in Q1’2015.
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

In the initial phase of the project during 2014, we and Suqian will form a joint venture entity (“JV”) in which Suqian will inject approximately $4.8 million in cash and have a majority interest of 75%. We shall inject approximately $1.6 million in cash and hold a minority interest of 25%. Near the end of 2014 or early in 2015, Suqian will further inject the balance of the committed $32.5 million while we will contribute our proprietary technology and intellectual property, as well as certain equipment from our Colorado facility, thereby increasing our shareholdings progressively up to an 80% ownership.
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
The implementation of the agreement, including the formation of the JV entity, is subject to a number of contractual conditions and governmental approvals. Such conditions and approvals must be obtained in order for the Suqian factory to be built and become operational. On September 17, 2014, the Company was officially granted the Certificate of Approval for Establishment with Foreign Investment in the People's Republic of China, and on September 24, 2014, the Company was officially granted the Business License to operate the JV. Several activities, including the cash injection by Suqian into the JV and the transfer of equipment by the Company, will begin during the forth quarter of 2014.
On June 30, 2014, the Company entered into Service Agreement with Swyft, Inc. (“Swyft”). Swyft will sell consumer products through automated retail stores (kiosks), provide online and mobile retail channels through a website and mobile application, and provide visual and text based advertising through both physical and digital channels. The Company will provide financing to Swyft in the form of a three year 8% convertible note to purchase seventy five (75) automated retail stores at $4,500 per store or total of $337,500 from ZoomSystems, the manufacturer of automated retail machines. The first convertible loan financing for thirty eight (38) automated retail stores or $171,000 was provided by the Company by July 31, 2014 and the second convertible loan financing for thirty seven (37) automated retail stores or $166,500 will be provided by the Company by January 7, 2015. The Company also has an option to continue loan financing for each additional block of fifty (50) automated retail stores. The Service Agreement also required the Company to pay a one-time project set-up fee of $125,000, which was paid during the third quarter.
Related Party Activity
In February 2012, we announced the appointment of Victor Lee as President and Chief Executive Officer. Mr. Lee had served on our Board of Directors since November 2011 and is currently the managing director of Tertius Financial Group Pte Ltd, the joint venture partner with Radiant Group, in TFG Radiant. In April 2012, we appointed the Chairman of TFG Radiant, Mr. Winston Xu (aka Xu Biao), as a member of our Board of Directors. TFG Radiant owns approximately 17% of our outstanding common stock as of September 30, 2014. The addition of TFG Radiant as a major shareholder has significantly improved our capabilities on a number of fronts. TFG Radiant's domicile in China provides us access to high quality, low cost contract manufacturing in Asia through expansion of TFG Radiant's existing relationships, developed through many years of successful operation in China. Integrating these suppliers into our supply chain enables us to bring our products to market faster. TFG Radiant also provides a global product perspective that significantly improves the product design activities of our Thornton, Colorado designers as they collaborate with designers in Asia. We continue to integrate and improve the design-to-manufacture process where we manufacture modules in our US plant, ship them to Asia for completion into finished goods at low cost and then ship products to all markets we will serve.
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
During the nine months ended September 30, 2014, we made disbursements to TFG Radiant in the amount of $560,000, consisting of $200,000 for consulting fees and $360,000 for finished goods received and deposits for work-in-process. During the period from inception through September 30, 2014 , we recognized revenue in the amount of $555,000 and for products sold to TFG Radiant under the supply agreement. As of September 30, 2014 and December 31, 2013, we held $134,000 and $21,000, respectively, in receivables and deposits with TFG Radiant.
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

Our significant accounting policies were described in Note 3 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no changes to these policies that are of potential significance to us during the nine months ended September 30, 2014.
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

In June 2014, FASB issued ASU No. No. 2014-10, Development Stage Entities (Topic 915). Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders equity; (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged; and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The standard will be effective for the Company during the first quarter of 2015. The Company is evaluating the potential impact of this new standard on its financial statements.

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40). This ASU provides guidance to determine when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date that the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The standard will be effective for the Company for fiscal years beginning in 2016. The Company is evaluating the impact of the adoption of this accounting standard update on its financial statements.

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2014 and 2013
Our activities to date have substantially consisted of raising capital, business and product development, research and development and the development of our production lines.
Revenues. Our revenues were $1,137,000 for the three months ended September 30, 2014 compared to $275,000 for the three months ended September 30, 2013, an increase of $862,000. Revenues for the three months ended September 30, 2014 include $1,035,000 of product sales compared to $267,000 for the three months ended September 30, 2013, an increase of $768,000. Revenues earned from our government research and development contracts increased by $93,000 during the three months ended September 30, 2014 to $101,000.
Our revenues were $2,980,000 for the nine months ended September 30, 2014 compared to $735,000 for the nine months ended September 30, 2013, an increase of $2,245,000. Revenues for the nine months ended September 30, 2014 include $2,700,000 of product sales compared to $608,000 for the nine months ended September 30, 2013, an increase of $2,092,000. Revenues earned on our government research and development contracts increased by $154,000 during the nine months ended September 30, 2014 to $281,000.
Research, development and manufacturing operations. Research, development and manufacturing operations costs were $6,523,000 for the three months ended September 30, 2014 compared to $5,336,000 for the three months ended September 30, 2013, an increase of $1,187,000. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. Research, development and manufacturing operations costs also include costs related to technology development and governmental contracts. Costs related to product development, pre-production and production activities increased by $1,146,000. The production cost increase was comprised of production materials costs of $829,000, supplies and equipment related costs of $131,000, personnel related costs of $41,000, other manufacturing related expenses of $250,000, facility related costs of $61,000 and stock compensation expense of $17,000, partially offset by decreases in consulting and contract service costs of $140,000, and depreciation and amortization of $47,000.

Technology development and government contract costs increased by $41,000 in the three months ended September 30, 2014. This increase was primarily the result of an increase in material and supply costs on billable contracts of $13,000 and personnel related costs of $23,000.
Research, development and manufacturing operations costs were $17,530,000 for the nine months ended September 30, 2014 compared to $16,246,000 for the nine months ended September 30, 2013, an increase of $1,284,000. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. Research, development and manufacturing operations costs also include costs related to technology development and governmental contracts. Costs related to product development, pre-production and production activities increased by $1,244,000. The production cost increase was comprised of production materials costs of $1,380,000, personnel related costs of $132,000, supplies and equipment related costs of $51,000, stock compensation expense of $66,000, other manufacturing related expenses of $251,000 and facility related costs of $80,000, partially offset by decreases in consulting and contract service costs of $560,000 and depreciation and amortization of $155,000. Technology development and government contract costs increased by $40,000 in the nine months ended September 30, 2014. This increase was primarily the result of an increase in material and supply costs on billable contracts of $14,000 and stock compensation costs of $24,000.
Selling, general and administrative. Selling, general and administrative expenses were $3,997,000 for the three months ended September 30, 2014 compared to $1,385,000 for the three months ended September 30, 2013, an increase of $2,612,000. This increase is comprised of marketing related costs of $1,010,000, consulting and contract service costs related to the operation of our kiosks of $432,000, personnel related costs of $361,000, materials, and supplies and other costs of $89,000, public company costs of $247,000 and legal costs of $457,000.
Selling, general and administrative expenses were $10,304,000 for the nine months ended September 30, 2014 compared to $4,238,000 for the nine months ended September 30, 2013, an increase of $6,066,000. This increase is comprised of marketing related costs of $2,429,000, consulting and contract service costs related to the operation of our kiosks of $1,779,000, personnel related costs of $827,000, materials, and supplies and other costs of $153,000, public company costs of $405,000 and legal costs of $411,000.
Other Income / (Expense), net. Other Income / (Expense) was $1,593,000 net expense for the three months ended September 30, 2014 compared to $107,000 net expense for the three months ended September 30, 2013, an increase of $1,486,000. This increase was the result of a loss on extinguishment of liabilities related to make-whole payments on Series C preferred stock conversions in the amount of $1,453,000, as well as $32,000 of interest expense.
Other Income / (Expense) was $3,123,000 net expense for the nine months ended September 30, 2014 compared to $320,000 net expense for the nine months ended September 30, 2013, an increase of $2,803,000. This increase was the result of a loss on extinguishment of liabilities related to make-whole payments on Series A, Series B, and Series C preferred stock conversions in the amount of $2,436,000, and $300,000 penalty shares issued for the Series C preferred stock, as well as $62,000 of interest expense.
Change in fair value of make-whole dividend liability. Change in fair value of make-whole dividend liability was an expense of $1,272,000 for the three months ended September 30, 2014 as compared to income of $70,000 for the three months ended September 30, 2013, a net change of $1,342,000. This increase in expense is the result of an increase in the fair value of make-whole dividends payable to the holders of Series A and Series C preferred stock.
Change in fair value of make-whole dividend liability was an expense of $3,460,000 for the nine months ended September 30, 2014 as compared to income of $70,000 for the nine months September 30, 2013, a net change of $3,530,000. This increase in expense is the result of an increase in the fair value of make-whole dividends payable to the holders of Series A, Series B, and Series C preferred stock.
Net Loss. Our Net Loss was $12,248,000 for the three months ended September 30, 2014 compared to a Net Loss of $6,482,000 for the three months ended September 30, 2013, an increase of $5,766,000.
Our Net Loss was $31,437,000 for the nine months ended September 30, 2014 compared to a Net Loss of $19,999,000 for the nine months ended September 30, 2013, an increase of $11,438,000.
The increase in Net Loss can be summarized in variances in significant account activity as follows:

	Decrease (increase) to Net Loss For the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013	Decrease (increase) to Net Loss For the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013
Revenues
Products	$768,000	$2,092,000
Government Contracts	93,000	154,000
Research, development and manufacturing operations
Product development, pre-production and production	(1,129,000)	(1,179,000)
Technology and government contracts	(31,000)	(16,000)
Non-cash stock based compensation	(27,000)	(90,000)
Selling, general and administrative expenses
Corporate selling, general and administrative	(2,602,000)	(6,060,000)
Non-cash stock based compensation	(10,000)	(6,000)
Other Income / (Expense)
Other Income / (Expense), net	(1,486,000)	(2,803,000)
Change in fair value of make-whole dividend liability	(1,342,000)	(3,530,000)
Increase to Net Loss	$(5,766,000)	$(11,438,000)

Liquidity and Capital Resources
As of September 30, 2014, we had approximately $1.0 million in cash and cash equivalents. We are in the development stage and are currently incurring significant losses from operations as we work toward further commercialization. In February 2014, we completed the sale of 500 shares of Series B-1 preferred stock in a private placement for gross proceeds of $5.0 million. In May 2014, we completed the sale of 600 shares of Series C preferred stock in a private placement for gross proceeds of $6.0 million. On July 29, 2014, Ascent Solar Technology, Inc. (the “Company”) entered into a securities purchase agreement (the “Purchase Agreement”) with SHTARD Enterprises Ltd. (the “Investor”). Pursuant to the terms of the Purchase Agreement, the Company issued and sold to the Investor 400,000 shares of the Company’s common stock in the aggregate original amount of $1,320,000 or $3.30 per share. On August 11, 2014, the Investor purchased an additional 800,000 shares from the Company at $3.30 per share or $2,640,000 total.
On August 29, 2014, the Company entered into a securities purchase agreement with Seng Wei Seow (“Seow") and TFG Radiant Investment Group Ltd. (“TFG Radiant") for a private placement of a total of 3,115,618 shares of the Company’s common stock, which is expected to result in gross proceeds of approximately $8,000,000 to the Company. The private placement will take place in two tranches. In the first tranche, which closed on August 29, 2014, the Company issued (i) 845,309 shares of Common Stock to Seow and (ii) 845,309 shares of Common Stock to TFG Radiant, all at a price of $2.366 per share, resulting in gross proceeds of approximately $4,000,000 to the Company. For the second tranche, which closed on November 11, 2014, the Company issued 1,425,000 shares of Common Stock (the “Second Tranche Shares") to TFG Radiant at a price of $2.80 per share, resulting in gross proceeds of approximately $4,000,000 to the Company. The closing of the second tranche was subject to the Company obtaining stockholder approval of the issuance of the Second Tranche Shares in accordance with the applicable listing rules of The Nasdaq Stock Market. This approval was obtained at a special shareholder meeting held on October 22, 2014.
We have commenced production at our manufacturing facility. We do not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until we have fully implemented our new consumer products strategy. We currently expect our increased sales and marketing costs to exceed our increase in revenue while we expand our retail channels and increase our product line. During the first nine months of 2014, we used $20.7 million in cash for operations. For the remainder of 2014, we expect to incur a base level of maintenance capital expenditures and relatively minor improvements to the existing asset base along with an increased sales effort. Our primary significant long term obligations consists of $6.1 million to a financial institution secured by a mortgage on our headquarters and manufacturing building in Thornton, Colorado. Total payments of $0.2 million, including principal and interest, on $6.1 million note payable will come due in the remainder of 2014. Additionally, we owe $1.5 million as of September 30, 2014 related to a litigation settlement reached in April 2014, which is being paid in equal installments over 40 months beginning in April 2014.
On June 30, 2014, we entered into a Service Agreement with Swyft, Inc. (“Swyft”). Swyft will sell consumer products through automated retail stores (kiosks), provide online and mobile retail channels through a website and mobile application, and provide visual and text based advertising through both physical and digital channels. We will provide financing to Swyft in the form of a three year 8% convertible note to purchase seventy five (75) automated retail stores at $4,500 per store, or a total of $337,500, from ZoomSystems, the manufacturer of automated retail machines. The first convertible loan financing for thirty eight (38) automated retail stores of $171,000 was provided by us by July 31, 2014 and the second convertible loan financing for thirty seven (37) automated retail stores of $166,500 will be provided by us by January 7, 2015. We also have an option to continue loan financing for each additional block of fifty (50) automated retail stores. The Service Agreement also required us to pay a one-time project set-up fee of $125,000, which was paid during the third quarter.
Additional projected product revenues are not anticipated to result in a positive cash flow position for the year 2014 overall. However, the Company will have sufficient cash liquidity for the year ending December 31, 2014, given the aforementioned new financing and additional financing that is expected to be secured in the final quarter of the year. We have begun activities related to securing additional financing through strategic or financial investors, but there is no assurance we will be able to raise additional capital on acceptable terms or at all. Changes in the level of expected operating losses, the timing of planned capital expenditures or other factors may negatively impact cash flows and reduce current cash and investments faster than anticipated. If revenues do not increase rapidly, and/or additional financing is not obtained, we will be required to significantly curtail operations to reduce costs and/or sell assets. Such actions would likely have an adverse impact on our future operations.
The Company was previously not in compliance with the NASDAQ minimum $1.00 bid price requirement. On March 27, 2014, we received approval to transfer our listing from the NASDAQ Global Market tier to the NASDAQ Capital Market tier, effective with opening of the market on March 28, 2014. Our common stock will continue to trade under the symbol “ASTI”.  The NASDAQ Capital Market is a continuous trading market that operates in substantially the same manner as the NASDAQ Global Market.Transfer of our listing to the NASDAQ Capital Market resulted in an additional 180-day period within which to regain compliance with the $1.00 minimum bid price requirement, through September 15, 2014 (the "Compliance Date"). On September 11, 2014, the Company received notification from the Listing Qualifications Department of The Nasdaq Stock Market that the Company had regained compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) after maintaining a closing bid price equal to or in excess of $1.00 for a minimum of ten consecutive trading days and that the Company's noncompliance with that rule had been rectified.
Statements of Cash Flows Comparison of the Nine Months Ended September 30, 2014 and 2013
For the nine months ended September 30, 2014, our cash used in operations was $20.7 million compared to $15.0 million for the nine months ended September 30, 2013, an increase of $5.7 million, which is primarily the result of an increase in net loss, partially offset by non-cash settlements and fair value changes on make-whole derivative liabilities. For the nine months ended September 30, 2014, our cash used in investing activities was $0.6 million compared to $0.9 million for the nine months ended September 30, 2013, a decrease of $0.3 million, resulting primarily from a decrease in purchases of property, plant and equipment. During nine months ended September 30, 2014, negative operating cash flows of $20.7 million was funded through $19.2 million of net funding received from issuances of preferred stock and the use of cash and cash equivalents held at December 31, 2013.
Contractual Obligations
The following table presents our contractual obligations as of September 30, 2014. Our long-term debt obligation is related to our building loan and our litigation settlement reflecting both principal and interest. Our purchase obligations include orders for equipment, inventory and operating expenses.

		Payments Due by Year (in thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$10,948	$1,293	$3,181	$2,081	$4,393
Operating lease obligations	163	163	—	—	—
Purchase obligations	1,735	1,735	—	—	—
Total	$12,846	$3,191	$3,181	$2,081	$4,393
Off Balance Sheet Transactions
As of September 30, 2014, we did not have any off balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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
Interest Rate Risk
Our exposure to market risks for changes in interest rates relates primarily to our cash equivalents. As of September 30, 2014, our cash equivalents consisted only of federally insured operating and savings accounts held with financial institutions. From time to time we hold money market funds, investments in U.S. government securities and high quality corporate securities. The primary objective of our investment activities is to preserve principal and provide liquidity on demand, while at the same time maximizing the income we receive from our investments without significantly increasing risk. The direct risk to us associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a change in interest rates will have a significant impact on our financial position, results of operations or cash flows.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (SEC) rules and forms. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of September 30, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2014, our disclosure controls and procedures were effective.
Changes in Internal Control over Disclosure and Reporting
There was no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We record a liability in our financial statements for costs related to claims, including settlements and judgments, where we have assessed that a loss is probable and an amount can be reasonably estimated. We accrued $1.7 million, the net present value of the $2.0 million settlement, as of December 31, 2013. As of September 30, 2014, $0.5 million was accrued for the short-term portion of this settlement, included in current liabilities, and $1.0 million was recorded as Accrued litigation settlement, net of current portion, in the Condensed Balance Sheets.

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

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits
A list of exhibits is found on page 28 of this report.

ASCENT SOLAR TECHNOLOGIES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of November, 2014.

ASCENT SOLAR TECHNOLOGIES, INC.

By:	/S/ WILLIAM M. GREGORAK
William M. Gregorak Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

ASCENT SOLAR TECHNOLOGIES, INC.
EXHIBIT INDEX

Exhibit No.	Description
3.1
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated October 27, 2014 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated October 28, 2014).

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated August 26, 2014. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed September 2, 2014).

10.1	Stock Purchase Agreement, dated July 29, 2014, between the Company and SHTARD Enterprise Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K July 31, 2014).

10.2
Securities Purchase Agreement, dated August 29, 2014, among the Company, Seng Wei Seow and TFG Radiant Investment Group Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 4, 2014).

10.3	Fifth Amended and Restated 2005 Stock Option Plan (incorporated by reference to Annex A of our definitive proxy statement dated October 22, 2014).

10.4	Fifth Amended and Restated 2008 Restricted Stock Plan Stock Option Plan Plan (incorporated by reference to Annex B of our definitive proxy statement dated October 22, 2014).

31.1*	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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