Form 10-K/A
period 2014-12-31
Ascent Solar Technologies, Inc.
filed 2015-03-19
CIK 1350102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K/A
(Amendment No. 1)
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
Ascent Solar Technologies, Inc.
(Exact name of registrant as specified in its charter)
 _______________________________________________________

Delaware	20-3672603
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12300 Grant Street, Thornton, CO	80241
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number including area code: 720-872-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value per share	The NASDAQ Capital Market
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

ASCENT SOLAR TECHNOLOGIES, INC.
Form 10-K/A
for the Fiscal Year ended December 31, 2014

EXPLANATORY NOTE

Ascent Solar Technologies, Inc. filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Original Form 10-K”), with the U.S. Securities and Exchange Commission (the “SEC”) on March 18, 2014. The Company is filing this Amendment No. 1 to the Original Form 10-K (this “Form 10-K/A”) solely for the purpose of including in Part III the information that was to be incorporated by reference from the Company’s definitive proxy statement for its 2015 Annual Meeting of Stockholders. This Form 10-K/A hereby amends and restates in their entirety Items 10 through 14 of Part III of the Original Form 10-K.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV has also been amended and restated in its entirety to include the currently dated certifications as exhibits.

No attempt has been made in this Form 10-K/A to modify or update the other disclosures presented in the Original Form 10-K, including, without limitation, the financial statements. This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K or modify or update the disclosures in the Original Form 10-K, except as set forth in this Form 10-K/A, and should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS AND DIRECTORS
Our executive officers, continuing directors and director nominees, their ages and positions with us as of March 13, 2015, are as follows:

Name	Age	Position
Victor Lee	47	President and Chief Executive Officer, Director
William M. Gregorak	59	Vice President and Chief Financial Officer
Amit Kumar, Ph.D.	50	Chairman of the Board, Director
Kim J. Huntley	60	Director
G. Thomas Marsh	71	Director
Xu Biao	45	Director
Victor Lee (Lee Kong Hian) has been the President and Chief Executive Officer of Ascent Solar Technologies Inc. since February 1, 2012 and as a member of our Board since November 2011. Mr. Victor Lee is the managing director of Tertius Financial Group Pte Ltd, a boutique corporate advisory and private investment firm he founded in February 2009. He brings more than 17 years of experience in corporate banking, real estate finance and investment management, and corporate advisory services at leading worldwide financial institutions. Mr. Victor Lee began his career at Citibank N.A., in 1993, handling small- and medium-sized corporate finance and progressed to a vice president position in the International Personal Banking Division. In 1999 he moved to Deutsche Bank AG as Vice President and in 2004 was promoted to managing director Singapore Market Head in the Private Wealth Management Division, where he was responsible for management of approximately $1 Billion in assets. From 2007 until 2009, he was with Morgan Stanley Private Wealth Management, most recently as executive director and head of Singapore/Malaysia markets. Mr. Victor Lee holds a Bachelor's degree in Accounting from the University of Wisconsin and a Master's in Wealth Management from the Singapore Management University. Mr. Victor Lee is a designated board representative of TFG Radiant pursuant to the Amended and Restated Stockholders Agreement between us and TFG Radiant.
William M. Gregorak has served as our Vice President, Chief Financial Officer, and Secretary since September 2013. Prior to joining Ascent Solar, Mr. Gregorak served as Vice President and CFO of Thule Organization Solutions, a consumer products manufacturer of personal electronics cases sold under both the Case Logic® and Thule brands®, from 2008-2013; overseeing organizations in the United States, Europe and Hong Kong. Before Thule, Mr. Gregorak was the Vice President and corporate controller for Advanced Energy and Xilinx Corporations, both of which currently trade on the NASDAQ. Advanced Energy is a manufacturer of semiconductor equipment with operations in both the United States and China, while Xilinx is a manufacturer of semiconductors with operations spanning the United States, Ireland and Singapore. Prior to 2000, Mr. Gregorak spent 17 years with Hewlett-Packard in various financial and operational capacities. Mr. Gregorak holds a Bachelor's degree in Economics from the University of Washington.
Amit Kumar, Ph.D. has served on our Board of Directors since June 2007 and as Chairman since January 2011. Dr. Kumar is currently President and CEO of Geo Fossil Fuels, LLC, a privately held Energy company. From September 2001 until June 30, 2010, Dr. Kumar was President and CEO of CombiMatrix Corporation (NASDAQ: CBMX). Previously, Dr. Kumar was Vice President of Life Sciences of Acacia Research Corp (NASDAQ: ACTG). From January 1999 to February 2000, Dr. Kumar was the founding President and Chief Executive Officer of Signature BioSciences, Inc., a life science company developing technology for advanced research in genomics, proteomics and drug discovery. From January 1998 to December 1999, Dr. Kumar was an Entrepreneur in Residence with Oak Investment Partners, a venture capital firm. From October 1996 to January 1998, Dr. Kumar was a Senior Manager at IDEXX Laboratories, Inc., a biotechnology company. From October 1993 to September 1996, Dr. Kumar was Head of Research & Development for Idetek Corporation, which was later acquired by

IDEXX Laboratories, Inc. Dr. Kumar received his B.S. degree in chemistry from Occidental College. After joint studies at Stanford University and the California Institute of Technology, he received his Ph.D. in Chemistry from Caltech in 1991. He also completed a post-doctoral fellowship at Harvard University in 1993. Dr. Kumar has authored and co-authored over 40 peer-reviewed publications and holds a dozen patents. Dr. Kumar brings significant leadership experience as well as experience in photovoltaic research including work on energy conversion using cells made from silicon (single crystal, polycrystalline, and amorphous), gallium arsenide, indium phosphide, metal oxides and other materials. Dr. Kumar is a member of the Board of Directors of CopyTele, Inc. (OTC:COPY) and Aeolus Pharmaceuticals (OTC: AOLS).

Kim J. Huntley has served on our Board of Directors since June 2010. Mr. Huntley served in the Defense Logistics Agency (DLA) of the U.S. Department of Defense (DOD) for more than 32 years in positions of increasing responsibility. Most recently, from July 2008 until his retirement in January 2010, Mr. Huntley served as Director of the Defense Energy Support Center (DESC) in Fort Belvoir, Virginia. The DESC operates as part of the DLA and is responsible for providing energy solutions to the DOD and federal civilian agencies. As Director of the DESC, Mr. Huntley was the principal executive officer in charge of approximately 1,100 employees worldwide and over $25 billion in annual appropriations involving energy infrastructure and products. From March 2006 and immediately prior to becoming Director of the DESC, Mr. Huntley served in leadership roles involving supply chain management, including Deputy Commander for the Defense Supply Center in Richmond, Virginia and Columbus, Ohio, and as Executive Director of Customer Support and Readiness. From December 2003 to March 2006, Mr. Huntley served as Chief of the Customer Support Office in Fort Belvoir, Virginia. Mr. Huntley chaired the Inter Agency Working Group for Alternative Fuels and Renewable Energy from January 2009 to January 2010. The Group included senior energy representatives from DOD, DOE, EPA, and other major Federal Agencies. Mr. Huntley holds a B.A. degree in Economics from Golden Gate University and attended post-graduate courses in economics at California State University, Hayward. Mr. Huntley brings extensive supply chain, budget and defense industry experience to our Board.
G. Thomas Marsh has served on our Board of Directors since June 2010. In June 2006, Mr. Marsh retired as Executive Vice President of Lockheed Martin Space Systems Company, a subsidiary of Lockheed Martin Corporation. Lockheed Martin Space Systems designs, develops, tests, manufactures and operates advanced-technology systems, including human space flight systems, satellites and instruments, space observatories and interplanetary spacecraft, laser radar, fleet ballistic missiles, and missile defense systems. From 1969 until its merger in 1995 to form Lockheed Martin Corporation, Mr. Marsh worked at Martin Marietta Corporation, most recently in the position of President, Manned Space Systems. After 1995, he held positions of increasing responsibility within Lockheed Martin Corporation, including serving as President and General Manager of the Missiles and Space Operations business unit from 2002 until his appointment as Executive Vice President of Lockheed Martin Space Systems in 2003. Mr. Marsh was responsible for business operations and the activities of approximately 18,000 Space Systems employees. Mr. Marsh holds a B.S. degree in Electrical Engineering from the University of New Mexico, an M.B.A. from the University of Colorado, and attended the Massachusetts Institute of Technology’s Sloan School of Management. Mr. Marsh brings a background in executive management and deep experience with the space and defense industries to our Board.
Xu Biao (Winston Xu) has served on our Board of Directors since April 2012. Mr. Xu currently serves as the Chairman of Radiant Group which he founded in 1997, and as the Chairman of TFG Radiant Investment Group Ltd., a joint venture between Radiant Group and Tertius Financial Group, a private investment firm based in Singapore. Mr. Xu has more than 15 years of experience with investments and operations for a broad spectrum of business start-ups, developments, turnarounds and private equity investments. As a fellow Chartered Institute of Building ("CIOB") member, Mr. Xu is an industry expert in the areas of metallic roofing design and construction, building materials, manufacturing, and international trading. Mr. Xu is a self-made entrepreneur and has businesses footprints spanning the world. He started his career in 1995 as a project manager for Shenzhen Nanli Decorate Construction Company where he designed and developed over thirty types of profiles and systems and is the owner of such intellectual property. He is a certified engineer in Construction Management from China National Institute of Engineers. He holds a Bachelor of Science degree in Industrial Design from ZhongNan Industrial University, and a MBA from QingHua University. Mr. Xu is a designated board representative of TFG Radiant pursuant to the Amended and Restated Stockholders Agreement between us and TFG Radiant.

CORPORATE GOVERNANCE
Overview
Our Bylaws provide that the size of our Board of Directors is to be determined from time to time by resolution of the Board of Directors, but shall consist of at least two and no more than nine members. Our Board of Directors currently consists of five members. The Board has determined that the following directors are “independent” as required by the listing standards of the NASDAQ Stock Market and by our corporate governance guidelines: Dr. Kumar, Mr. Huntley and Mr. Marsh.

Our Certificate of Incorporation provides that the Board of Directors will be divided into three classes. Our Class 1 director is Dr. Amit Kumar. Our Class 2 directors are Kim J. Huntley and G. Thomas Marsh. Our Class 3 directors are Victor Lee and Xu Biao. The term of Dr. Kumar will expire at the Company's 2015 annual stockholder meeting.
Board Leadership Structure and Role in Risk Oversight
We currently separate the roles of Chairman of the Board and Chief Executive Officer. We believe that Dr. Kumar possesses the strategic, technical and industry knowledge and expertise to serve as our Chairman. As President and Chief Executive Officer, Mr. Victor Lee is responsible for day-to-day oversight of our operations and personnel. Notwithstanding the foregoing, our Board does not have a formal policy regarding separation of the Chairman and Chief Executive Officer roles, and the Board may in the future decide to implement such a policy if it deems it in the best interests of us and our stockholders. The Board does not have a lead independent director.
Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including credit risk, interest rate risk, liquidity risk, operational risk, strategic risk and reputation risk. Management is responsible for the day-to-day management of risks we face, while the Board, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, the Board of Directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. To do this, the Chairman of the Board meets regularly with management to discuss strategy and the risks we face. In addition, the Audit Committee regularly monitors our enterprise risk, including financial risks, through reports from management. Senior management attends the Board meetings and is available to address any questions or concerns raised by the Board on risk management and any other matters. The Chairman of the Board and independent members of the Board work together to provide strong, independent oversight of our management and affairs through the Board’s standing committees and, when necessary, executive sessions of the independent directors.
Committees of the Board of Directors
Our Board has three standing committees: an Audit Committee, a Compensation Committee, and a Nominating and Governance Committee. Each committee operates pursuant to a charter. The charters of the Audit Committee, the Compensation Committee, and the Nominating and Governance Committee can be found on our website www.ascentsolar.com.
Audit Committee. Our Audit Committee oversees our accounting and financial reporting processes, internal systems of accounting and financial controls, relationships with independent auditors, and audits of financial statements. Specific responsibilities include the following:

•	selecting, hiring and terminating our independent auditors;

•	evaluating the qualifications, independence and performance of our independent auditors;

•	approving the audit and non-audit services to be performed by our independent auditors;

•	reviewing the design, implementation, adequacy and effectiveness of our internal controls and critical accounting policies;

•	reviewing and monitoring the enterprise risk management process;

•	overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters;

•	reviewing, with management and our independent auditors, any earnings announcements and other public announcements regarding our results of operations; and

•	preparing the report that the SEC requires in our annual proxy statement.
Our Audit Committee is comprised of Mr. Huntley, Dr. Kumar and Mr. Marsh. Mr. Huntley serves as Chairman of the Audit Committee. The Board has determined that all members of the Audit Committee are independent under the rules of The NASDAQ Stock Market, and that Mr. Huntley qualifies as an “audit committee financial expert,” as defined by the rules of the SEC.
Compensation Committee. Our Compensation Committee assists our Board in determining the development plans and compensation of our officers, directors and employees. Specific responsibilities include the following:

•	approving the compensation and benefits of our executive officers;

•	reviewing the performance objectives and actual performance of our officers; and

•	administering our stock option and other equity compensation plans.
The Compensation Committee reviews all components of compensation including base salary, bonus, equity compensation, benefits and other perquisites. In addition to reviewing competitive market values, the Compensation Committee also examines the total compensation mix, pay-for-performance relationship and how all elements, in the aggregate, comprise the executives’

total compensation package. The CEO makes recommendations to the Compensation Committee from time to time regarding the appropriate mix and level of compensation for other officers. Those recommendations consider the objectives of our compensation philosophy and the range of compensation programs authorized by the Compensation Committee. The Compensation Committee may determine director compensation by reviewing peer group data. Although the Compensation Committee has the authority to retain outside third parties, it does not currently utilize any outside consultants. The Compensation Committee may delegate certain of its responsibilities, as it deems appropriate, to other committees or officers.
Our Compensation Committee is comprised of Mr. Marsh, Mr. Huntley and Dr. Kumar. Mr. Marsh serves as Chairman of the Compensation Committee. Our Board has determined that all members of the Compensation Committee are independent under the rules of The NASDAQ Stock Market.
Nominating and Governance Committee. Our Nominating and Governance Committee assists our Board by identifying and recommending individuals qualified to become members of our Board, reviewing correspondence from our stockholders, and establishing, evaluating and overseeing our corporate governance guidelines. Specific responsibilities include the following:

•	evaluating the composition, size and governance of our Board and its committees and making recommendations regarding future planning and the appointment of directors to our committees;

•	establishing a policy for considering stockholder nominees for election to our Board; and

•	evaluating and recommending candidates for election to our Board.

Our Nominating and Governance Committee is comprised of Dr. Kumar, Mr. Huntley, and Mr. Marsh. Dr. Kumar serves as Chairman of our Nominating and Governance Committee. Our Board has determined that all members of the Nominating and Governance Committee are independent under the rules of The NASDAQ Stock Market.
When considering potential director candidates for nomination or election, the following characteristics are considered in accordance with our Nominating and Governance Committee Charter:

•	high standard of personal and professional ethics, integrity and values;

•	training, experience and ability at making and overseeing policy in business, government and/or education sectors;

•	willingness and ability to keep an open mind when considering matters affecting interests of us and our constituents;

•	willingness and ability to devote the time and effort required to effectively fulfill the duties and responsibilities related to the Board and its committees;

•	willingness and ability to serve on the Board for multiple terms, if nominated and elected, to enable development of a deeper understanding of our business affairs;

•	willingness not to engage in activities or interests that may create a conflict of interest with a director’s responsibilities and duties to us and our constituents; and

•	willingness to act in the best interests of us and our constituents, and objectively assess Board, committee and management performances.
In addition, in order to maintain an effective mix of skills and backgrounds among the members of our Board, the following characteristics also may be considered when filling vacancies or identifying candidates:

•	diversity (e.g., age, geography, professional, other);

•	professional experience;

•	industry knowledge (e.g., relevant industry or trade association participation);

•	skills and expertise (e.g., accounting or financial);

•	leadership qualities;

•	public company board and committee experience;

•	non-business-related activities and experience (e.g., academic, civic, public interest);

•	continuity (including succession planning);

•	size of the Board;

•	number and type of committees, and committee sizes; and

•	legal and other applicable requirements and recommendations, and other corporate governance-related guidance regarding Board and committee composition.
The Nominating and Governance Committee will consider candidates recommended by stockholders who follow the nomination procedures in our bylaws. The Nominating and Governance Committee does not have a formal policy with respect to diversity; however, as noted above, the Board and the Nominating and Governance Committee believe that it is essential that Board members represent diverse viewpoints.

Number of Meetings
The Board held a total of 9 meetings in 2014. Our Audit Committee held 7 meetings, our Compensation Committee held 3 meetings, and our Nominating and Governance Committee held 2 meetings in 2014. With the exception of Winston Xu, each director attended at least 75% of the aggregate of the total number of meetings of the Board and the Board committees on which he served.
Board Member Attendance at Annual Stockholder Meetings
Although we do not have a formal policy regarding director attendance at annual stockholder meetings, directors are encouraged to attend these annual meetings absent extenuating circumstances. Our 2014 annual meeting was attended by one director serving at the time.
Stockholder Nominations
In accordance with our Bylaws, a stockholder wishing to nominate a director for election at an annual or special meeting of stockholders must timely submit a written proposal of nomination to us at our executive offices. To be timely, a written proposal of nomination for an annual meeting of stockholders must be received at least 90 calendar days but no more than 120 calendar days before the first anniversary of the date on which we held our annual meeting of stockholders in the immediately preceding year; provided, however, that in the event that the date of the annual meeting is advanced or delayed more than 30 calendar days from the anniversary of the annual meeting of stockholders in the immediately preceding year, the written proposal must be received: (i) at least 90 calendar days but no more than 120 calendar days prior to the date of the annual meeting; or (ii) no more than 10 days after the date we first publicly announce the date of the annual meeting. A written proposal of nomination for a special meeting of stockholders must be received no earlier than 120 calendar days prior to the date of the special meeting nor any later than the later of: (i) 90 calendar days prior to the date of the special meeting; and (ii) 10 days after the date we first publicly announce the date of the special meeting.
Each written proposal for a nominee must contain: (i) the name, age, business address and telephone number, and residence address and telephone number of the nominee; (ii) the current principal occupation or employment of each nominee, and the principal occupation or employment of each nominee for the prior ten (10) years; (iii) a complete list of companies, whether publicly traded or privately held, on which the nominee serves (or, during any of the prior ten (10) years, has served) as a member of the board of directors; (iv) the number of shares of our common stock that are owned of record and beneficially by each nominee; (v) a statement whether the nominee, if elected, intends to tender, promptly following such person’s failure to receive the required vote for election or reelection at the next meeting at which the nominee would face election or reelection, an irrevocable resignation effective upon acceptance of such resignation by the Board; (vi) a completed and signed questionnaire, representation and agreement relating to voting agreements or commitments to which the nominee is a party; (vii) other information concerning the nominee that would be required in a proxy statement soliciting the nominee’s election; and (viii) information about, and representations from, the stockholder making the nomination.
A stockholder interested in submitting a nominee for election to the Board of Directors should refer to our Bylaws for additional requirements. Upon receipt of a written proposal of nomination meeting these requirements, the Nominating and Governance Committee of the Board will evaluate the nominee in accordance with its charter and the characteristics listed above.
Director Compensation
In 2014, our independent directors each received an annual cash retainer of $20,000 and restricted stock units valued at $35,000 based on the closing price of our common stock on December 31, 2013. In addition, an independent director received: (1) for serving as a Board committee member, restricted stock unit awards valued at $10,000 based on the closing price of our common stock as of December 31, 2013; (2) for serving as a committee chairman, restricted stock unit awards valued at $20,000 based on the closing price of our common stock on December 31, 2013; and (3) for serving as chairman of the Board, additional cash compensation of $100,000 and restricted stock unit awards valued at $40,000 based on the closing price of our common stock on December 31, 2013.
The following Director Compensation Table summarizes the compensation of each of our directors for services rendered to us during the year ended December 31, 2014:
2014 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Comp ($)	Total ($)
Amit Kumar	120,000	114,998	—	234,998
Kim J. Huntley	20,000	74,998	—	94,998
G. Thomas Marsh	20,000	74,998	—	94,998

Victor Lee	—	—	—	—
Xu Biao	—	—	—	—

(1)	Represents the aggregate grant date fair value of restricted stock unit awards computed in accordance with FASB ASC Topic 718 for awards of stock granted during the year ended December 31, 2014.
In addition to the fees listed above, we reimburse the directors for travel expenses submitted to us related to their attendance at meetings of the Board or its committees. The directors did not receive any other compensation or personal benefits.
Code of Ethics
We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and other senior finance and accounting staff. The code is designed to, among other things, deter wrongdoing and to promote the honest and ethical conduct of our officers and employees. The text of our code of ethics can be found on our Internet website at www.ascentsolar.com. If we effect an amendment to, or waiver from, a provision of our code of ethics, we intend to satisfy our disclosure requirements by posting a description of such amendment or waiver on that Internet website or via a current report on Form 8-K.
Communication with the Board of Directors
Stockholders may communicate with the Board by sending correspondence to our Chairman, c/o the Corporate Secretary, at our corporate address on the cover of this 10-K/A. It is our practice to forward all such correspondence to our Chairman, who is responsible for determining whether to relay the correspondence to the other members of the Board.

Item 11. Executive Compensation
Compensation of Executive Officers in 2014
The following Summary Compensation Table sets forth certain information regarding the compensation of our principal executive officers for services rendered in all capacities to us during the years ended December 31, 2014 and 2013.
Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	All Other Comp($)	Total ($)
Victor Lee—Chief Executive Officer(3)	2014	213,462	—	—	85,200	—	298,662
	2013	—	—	—	95,660	—	95,660
William Gregorak - CFO(4)	2014	185,000	—	—	15,870	—	200,870
	2013	49,808	—	—	30,368	—	80,176

(1)	Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for awards of stock awards granted during the years ended December 31, 2014 and 2013.

(2)	Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for options granted during the years ended December 31, 2014 and 2013.

(3)
Mr. Lee became our CEO in February 2012. Mr. Lee agreed at that time to serve as CEO without any cash compensation. Mr. Lee is reimbursed for travel expenses in accordance with the Company's expense reimbursement policies. As described below, we entered into an employment agreement with Mr. Lee effective March 31, 2014.

(4)	William Gregorak became our CFO in September of 2013.
Executive Employment Agreements
On April 4, 2014, we entered into an employment agreement with Mr. Lee. The employment agreement provides that Mr. Lee will receive an annual base salary of $300,000, subject to annual adjustments as determined by our board. Mr. Lee will also be eligible for an annual bonus of up to 100% of his base salary as determined at the sole discretion of our board or compensation committee. Under this agreement, if the Company terminates Mr. Lee without cause, Mr. Lee is entitled to receive twelve months of base salary from the date of termination. If Mr. Lee is terminated without cause, an additional portion of his stock options will become vested. In addition, the employment agreement provides that Mr. Lee is eligible to participate in the Company’s standard benefit plans and programs.
As provided in the employment agreement, Mr. Lee was granted stock options to purchase 20,000 shares of the Company’s common stock. These options vest in four equal annual installments on the first, second, third and fourth anniversaries of the employment agreement date, with an exercise price of $5.50 per share. These options expire on April 4, 2024.
The following table sets forth information concerning the outstanding equity awards granted to the named executive officers as of December 31, 2014.
Outstanding Equity Awards at Fiscal Year-End 2014

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options(#)		Option Exercise Price($/sh)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Name	Exercisable	Unexercisable
Victor Lee(1)	10,000	10,000	$6.50	3/1/2023	—	—
	—	20,000	$5.50	4/4/2024	—	—
William Gregorak(2)	1,250	3,750	$8.30	9/9/2023	—	—
	—	3,000	$7.00	2/12/2024	—	—

Vesting dates of securities underlying unexercised options and stock awards not yet vested as of December 31, 2014:

(1)	$6.50 options - 10,000 vested on 3/1/14 and 10,000 vesting on 3/1/15. $5.50 Options - 5,000 vesting on 4/4/15, 5,000 vesting on 4/4/16, 5,000 vesting on 4/4/17, and 5,000 vesting on 4/4/18.

(2)	$8.30 options - 1,250 vested on 9/9/14, 1,250 vesting on 9/9/15, 1,250 vesting on 9/9/16, and 1,250 vesting on 9/9/17. $7.00 options - 1,500 vesting on 2/12/15 and 1,500 vesting on 2/12/16.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information as of December 31, 2014 relating to all of our equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	194,277	$14.67	4,345,055

(1)	This column does not include 10,291 restricted stock awards or units.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table shows information regarding the beneficial ownership of our common stock by our directors, executive officers, and greater than 5% beneficial owners as of March 13, 2015.
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power and all shares issuable upon exercise of options or the vesting of restricted stock within 60 days of March 13, 2015. For purposes of calculating the percentage of our common stock beneficially owned, the number of shares of our common stock includes 25,172,388 shares of our common stock outstanding as of March 13, 2015.
Unless otherwise indicated, each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned. The address for each director or named executive officer is c/o Ascent Solar Technologies, Inc., 12300 North Grant Street, Thornton, Colorado 80241.

Name of Beneficial Owner	No. of Shares Beneficially Owned	Percentage
5% Stockholders:
TFG Radiant Investment Group Ltd.(1)	3,876,594	15.4%
Seng Wei Seow(2)	2,768,900	9.9%
Officers and Directors:
Victor Lee(3)	25,000	*
William M. Gregorak(4)	2,750	*
Amit Kumar, Ph.D.(5)	87,699	*
Kim J. Huntley(6)	37,159	*
G. Thomas Marsh(7)	59,081	*
Xu Biao(8)	—	—%
All directors and executive officers as a group (6 persons)	211,689	0.8%

*	Less than 1.0%.

(1)	The address of TFG Radiant Investment Group Ltd. is Block B. 4th Floor, Jihong R&D Building, No.1 Binlang Road, Futian FTZ, Shenzhen, China 518038.

(2)
The address for Seng Wei Seow is 17 Jalan Haji Salam, Singapore 468784. The Series A preferred stock and common stock warrants held by Seow contain conversion, exercise and issuance limitations providing that Seow may not be issued shares of common stock (whether by means of conversion of Series A preferred stock, exercise of warrants or otherwise) if after giving effect to such issuance Seow would beneficially own in excess of 9.9% of the Company's outstanding shares of common stock. Accordingly, the number of shares of common stock set forth in the table above reflects only the number of shares which would represent approximately 9.9% of the shares of common stock outstanding as of March 13, 2015. Does not include any other shares of common stock that may be issued in the future in connection with any shares of Series A preferred stock or common stock warrants previously issued to Seow that could be issued to Seow if such 9.9% limitation does not apply.

(3)
Does not include securities held by TFG Radiant Investment Group Ltd., our largest stockholder. Mr. Lee is managing director of Tertius Financial Group Pte Ltd. a 50% owner of TFG Radiant Investment Group Ltd., and disclaims beneficial ownership of our securities held by TFG Radiant Investment Group Ltd. Does not include 210,000 options to purchase common stock issued but not vested as of or within 60 days of March 13, 2015.

(4)	Does not include 55,250 options to purchase common stock issued but not vested as of or within 60 days of March 13, 2015.

(5)	Does not include 80,607 shares of restricted stock issued but not vested as of or within 60 days of March 13, 2015.

(6)	Does not include 52,569 shares of restricted stock issued but not vested as of or within 60 days of March 13, 2015.

(7)	Does not include 52,569 shares of restricted stock issued but not vested as of or within 60 days of March 13, 2015.

(8)
Does not include securities held by TFG Radiant Investment Group Ltd., our largest stockholder. Mr. Xu is an investor in TFG Radiant Investment Group Ltd., and disclaims beneficial ownership of our securities held by TFG Radiant Investment Group Ltd. Does not include 100,000 options to purchase common stock issued but not vested as of or within 60 days of March 13, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence
RELATED PARTY TRANSACTIONS

Transactions Involving TFG Radiant

On August 12, 2011, we entered into a strategic alliance with TFG Radiant and its affiliates. TFG Radiant made an initial $7.36 million equity investment in our common stock and received an option to acquire an additional 9,500,000 shares of our common stock at an exercise price of $1.55 per share. This option expired unexercised in February, 2014. In connection with the transaction, we entered into a stockholders agreement with TFG Radiant (the "Prior Stockholders Agreement"), which granted TFG Radiant the right to designate a member of our Board of Directors for election so long as TFG Radiant holds at least 15% of our common stock. On November 3, 2011, we appointed Mr. Victor Lee as a member of our Board of Directors and a designated representative of TFG Radiant.

On March 30, 2012, TFG Radiant purchased all of the Ascent Solar common shares then owned by Norsk Hydro (previously our largest shareholder), or 806,739 shares, for $4 million, or approximately $5.00 per share.

In April 2012, we appointed the Chairman of TFG Radiant, Mr. Winston Xu (aka Xu Biao), as a member of our Board of Directors. TFG Radiant owns approximately 15.4% of our outstanding common stock as of March 13, 2014.

Amended and Restated Stockholders Agreement

We previously entered into the Prior Stockholders Agreement in connection with TFG Radiant's prior investment in our common stock. On December 30, 2011, we entered into an Amended and Restated Stockholders Agreement with TFG Radiant (the “Amended and Restated Stockholders Agreement”). The Amended and Restated Stockholders Agreement became effective March 30, 2012 and has replaced and superseded the Prior Stockholders Agreement.

Among other things, the Amended and Restated Stockholders Agreement provides that:

a.	TFG Radiant may designate a second representative for election to our Board at any time as TFG Radiant beneficially owns 25% of our outstanding common stock;

b.	TFG Radiant may designate a third representative for election to our Board at any time as TFG Radiant beneficially owns 45% of our outstanding common stock; and

c.
TFG Radiant will vote its shares of our common stock for the election of all persons nominated for election to our Board if such nominees (i) have been approved by a majority of our Board and (ii) such board approval included the affirmative vote of at least one TFG Radiant representative on the Board;

Pursuant to the terms of the Amended and Restated Stockholders Agreement, on April 16, 2012, Mr. Xu Biao of TFG Radiant was appointed to our Board.

Joint Development Agreement
We entered into a Joint Development Agreement (the “Joint Development Agreement”) with TFG Radiant dated August 12, 2011 in connection with TFG Radiant's prior investment in us. Under the terms of the Joint Development Agreement:

a.
The parties will collaborate in order to allow TFG Radiant to (i) develop and commercialize facilities (“Fabs”) that manufacture Copper Indium Gallium diSelenide (“CIGS”) thin-film photovoltaic modules (“CIGS PV”) in an agreed upon territory in East Asia, and (ii) sell CIGS PV in such territory.

b.	TFG Radiant agrees to pay to us certain specified non-recurring engineering funding.

c.	We shall have the option to require TFG Radiant to purchase CIGS PV produced by us, subject to certain minimum volume and price thresholds.

d.
TFG Radiant has been granted an exclusive license to intellectual property owned by us or developed by us in connection with constructing Fabs and selling CIGS PVs in the territory. In order to maintain exclusivity in the territory, TFG Radiant must achieve certain specified performance metrics.

e.	TFG Radiant will pay to us a series of milestones payments in the event TFG Radiant (i) sells and ships certain quantities of CIGS PV and (ii) achieves certain target costs of production.

f.	TFG Radiant will pay to us a royalty percentage based on net sales of the CIGS PV, a portion of which can be converted into an ownership interest in the Fab responsible for such production.

g.	TFG Radiant will pay to us a license fee at the time of commissioning for each TFG Radiant Fab.

During 2014 we did not receive any funds pursuant to the Joint Development Agreement from TFG Radiant.

The Joint Development Agreement was filed as an exhibit to our Quarterly Report on Form 10-Q filed on November 10, 2011 and is subject to a confidential treatment order of the SEC through December 31, 2020.

Supply Agreement

In June 2012, we entered into a supply agreement with TFG Radiant. Under the supply agreement TFG Radiant is a distributor of our consumer products in Asia. During the year ended December 31, 2014, we recognized revenue in the amount of $8,000 for products sold to TFG Radiant under the supply agreement.

Contract Manufacturing Agreement

In June 2012, we entered into a contract manufacturing agreement with TFG Radiant. Under the terms of the contract manufacturing agreement TFG Radiant oversees certain aspects of the contract manufacturing process related to our EnerPlex™ line of consumer products. We compensate TFG Radiant for acting as general contractor in the contract manufacturing process. During the year ended December 31, 2014 we made disbursements to TFG Radiant in the amount of $518,000. Included within these disbursements is $200,000 for consulting fees and $318,000 for finished goods received and deposits for work-in-process. As of December 31, 2014, we had $0 in deposits with TFG Radiant.

Consulting Agreement

In December 2012, we entered into a services agreement with TGF Radiant for product design, product development and manufacturing coordination activities provided by TFG Radiant to us in connection with our line of consumer electronics products. The services agreement has a one year term initially, and the services agreement may be terminated by either party upon 10 days prior written notice. This consulting services agreement was terminated effective March 31, 2014.

Policies and Procedures with Respect to Transactions with Related Persons
The Board recognizes that related person transactions can present a heightened risk of potential or actual conflicts of interest. Accordingly, our Audit Committee charter requires that all such transactions will be reviewed and subject to approval by members of our Audit Committee, which will have access, at our expense, to our or independent legal counsel. Future transactions with our officers, directors or greater than five percent stockholders will be on terms no less favorable to us than could be obtained from independent third parties.

Director Independence

Our Board of Directors has determined that three out of our five directors are independent directors, as defined under the applicable rules of the NASDAQ listing standards. The independent directors are Messrs. Kumar, Huntley and Marsh.
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
Based solely upon our review of the copies of such forms received by us during the fiscal year ended December 31, 2014, we believe that each person who, at any time during such fiscal year, was a director, officer, or beneficial owner of more than 10 percent of our common stock complied with all Section 16(a) filing requirements in a timely manner during such fiscal year.

Item 14. Principal Accounting Fees and Services

PRINCIPAL ACCOUNTANTS
Principal Accounting Fees and Services
Fees for audit and related services by our accounting firm, Hein & Associates LLP, for the years ended December 31, 2014 and 2013 were as follows:

	2014	2013
Audit fees	$190,000	$170,000
Audit related fees	16,000	15,000
Total audit and audit related fees	$206,000	$185,000
Tax fees	—	—
All other fees	—	—
Total Fees	$206,000	$185,000
Audit fees for Hein & Associates LLP for fiscal year 2014 and 2013 represent aggregate fees during the audit of the financial statements, interim reviews of the quarterly financial statements and consents and comfort letters.
Audit Committee Pre-Approval Policies and Procedures
The Audit Committee charter provides that the Audit Committee will pre-approve all audit services and non-audit services to be provided by our independent auditors before the accountant is engaged to render these services. The Audit Committee may consult with management in the decision making process, but may not delegate this authority to management. The Audit Committee may delegate its authority to pre-approve services to one or more committee members, provided that the designees present the pre-approvals to the full committee at the next committee meeting. All audit and non-audit services performed by our independent accountants have been pre-approved by our Audit Committee to assure that such services do not impair the auditors’ independence from us.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements—No financial statements are filed with this Form 10-K/A. The financial statements and notes thereto were included as part of the 10-K filed with the SEC on March 18, 2015.

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

ASCENT SOLAR TECHNOLOGIES, INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th day of March, 2015.

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

Exhibit No.	Description
23.1	Consent of Hein & Associates LLP

31.1
Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Annual Report on Form 10-K of Ascent Solar Technologies, Inc. for the fiscal year ended December 31, 2014, Commission File No. 001-32919)

31.2
Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Annual Report on Form 10-K of Ascent Solar Technologies, Inc. for the fiscal year ended December 31, 2014, Commission File No. 001-32919)

31.3	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.4	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1
Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Annual Report on Form 10-K of Ascent Solar Technologies, Inc. for the fiscal year ended December 31, 2014, Commission File No. 001-32919)

32.2
Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Annual Report on Form 10-K of Ascent Solar Technologies, Inc. for the fiscal year ended December 31, 2014, Commission File No. 001-32919)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

CTR	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†	Denotes management contract or compensatory plan or arrangement.