Form 10-Q
period 2015-06-30
Ascent Solar Technologies, Inc.
filed 2015-08-14
CIK 1350102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
 ______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 10, 2015, there were 54,913,029 shares of our common stock issued and outstanding.

ASCENT SOLAR TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q
Quarterly Period Ended June 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ASCENT SOLAR TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$232,304	$3,316,576
Restricted cash - short term	22,036,569	24,000,000
Trade receivables, net of allowance for doubtful accounts of $65,376 and $32,566, respectively	1,956,293	2,782,105
Inventories	4,817,454	2,427,212
Prepaid expenses and other current assets	3,868,430	2,660,384
Total current assets	32,911,050	35,186,277
Property, Plant and Equipment:	37,627,646	37,598,452
Less accumulated depreciation and amortization	(25,771,754)	(22,941,264)
	11,855,892	14,657,188
Other Assets:
Restricted cash - long term	—	4,001,880
Patents, net of amortization of $142,414 and $122,731, respectively	1,449,537	1,305,895
Investment in joint venture	320,000	320,000
Other non-current assets	439,184	449,142
	2,208,721	6,076,917
Total Assets	$46,975,663	$55,920,382
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$1,779,920	$1,569,746
Accrued expenses	2,201,041	2,934,246
Current portion of long-term debt	337,432	302,210
Current portion of convertible note payable, net of discount of $9,414,320 and $7,607,492, respectively	2,623,241	364,093
Current portion of litigation settlement	516,948	493,732
Series D preferred stock, net of discount of $0 and $1,194,222	—	224,778
Short term embedded derivative liabilities	12,168,745	4,427,011
Make-whole dividend liability	849,560	849,560
Total current liabilities	20,476,887	11,165,376
Accrued Litigation Settlement, net of current portion	616,349	880,760
Long-Term Debt	5,606,235	5,764,965
Long-Term Convertible Note, net of discount of $12,229,088 and $22,930,946, respectively	3,407,558	1,097,469
Warrant Liability	6,027,490	15,866,667
Long Term Embedded Derivative Liabilities	15,807,052	13,344,155
Accrued Warranty Liability	184,000	136,000
Commitments and Contingencies (Notes 4 & 13)
Stockholders’ (Deficit) Equity:
Series A preferred stock, $.0001 par value; 750,000 shares authorized and issued; 212,390 shares and 212,390 shares outstanding as of June 30, 2015 and December 31, 2014, respectively ($2,548,680 Liquidation Preference)	21	21
Common stock, $0.0001 par value, 450,000,000 shares authorized; 36,630,326 and 18,211,104 shares issued and outstanding, respectively	3,663	1,821
Additional paid in capital	323,255,850	306,947,144
Accumulated deficit	(328,409,442)	(299,283,996)
Total stockholders’ (deficit) equity	(5,149,908)	7,664,990
Total Liabilities and Stockholders’ (Deficit) Equity	$46,975,663	$55,920,382
The accompanying notes are an integral part of these condensed consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenues*	$2,234,223	$1,090,380	$2,891,863	$1,843,444
Costs and Expenses:
Cost of revenues (exclusive of depreciation shown below)	2,572,218	—	4,153,711	—
Research, development and manufacturing operations (exclusive of depreciation shown below)	1,654,674	4,342,351	3,371,061	8,151,666
Selling, general and administrative (exclusive of depreciation shown below)	3,522,694	3,135,739	6,363,493	6,187,659
Depreciation and amortization	1,411,783	1,505,279	2,852,049	2,975,428
Total Costs and Expenses	9,161,369	8,983,369	16,740,314	17,314,753
Loss from Operations	(6,927,146)	(7,892,989)	(13,848,451)	(15,471,309)
Other Income/(Expense)
Other Income, net	16,836	(299,580)	34,689	(299,028)
Loss on extinguishment of liabilities	(536,322)	(631,492)	(3,146,474)	(983,013)
Interest expense	(5,256,532)	(142,919)	(15,208,292)	(248,399)
Deemed interest expense on warrant liability	—	—	(909,092)	—
Change in fair value of derivative liabilities	1,365,488	(1,452,661)	3,952,174	(2,188,115)
Total Other Income/(Expense)	(4,410,530)	(2,526,652)	(15,276,995)	(3,718,555)
Net Loss	$(11,337,676)	$(10,419,641)	$(29,125,446)	$(19,189,864)
Deemed dividend on Preferred Stock and accretion of warrants	—	(5,167,500)	—	(8,087,500)
Net Loss applicable to common stockholders	$(11,337,676)	$(15,587,141)	$(29,125,446)	$(27,277,364)

Net Loss Per Share (Basic and diluted)	$(0.37)	$(1.92)	$(1.09)	$(3.70)
Weighted Average Common Shares Outstanding (Basic and diluted)	30,993,944	8,103,229	26,763,893	7,372,191
* Includes related party revenue of $8,050 for the six months ended June 30, 2014.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Operating Activities:
Net loss	$(29,125,446)	$(19,189,864)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,852,049	2,975,428
Share based compensation	457,500	425,323
Amortization of financing costs to interest expense	243,882	—
Non-cash interest expense	1,065,780	—
Amortization of debt discount	13,497,788	—
Non-cash Preferred C Penalty Shares	—	300,000
Loss on extinguishment of liabilities	3,146,474	983,013
Accrued litigation settlement	(241,195)	287,358
Deemed interest expense on warrant liability	909,092	—
Change in fair value of derivative liabilities	(3,952,174)	2,188,115
Bad debt expense	82,553	—
Changes in operating assets and liabilities:
Accounts receivable	743,259	(720,530)
Related party receivables and deposits	—	(113,078)
Inventories	(2,390,242)	(446,504)
Prepaid expenses and other current assets	722,155	4,031
Accounts payable	210,174	127,064
Accrued expenses	(733,205)	808,618
Warranty reserve	48,000	6,063
Net cash used in operating activities	(12,463,556)	(12,364,963)
Investing Activities:
Purchase of property, plant and equipment	(29,194)	(53,511)
Interest income on restricted cash	(34,689)	—
Patent activity costs	(163,325)	(265,911)
Net cash used in investing activities	(227,208)	(319,422)
Financing Activities:
Payment of debt financing costs	(270,000)	(115,000)
Repayment of debt	(123,508)	(139,152)
Changes in restricted cash	6,000,000	—
Proceeds from issuance of stock and warrants	4,000,000	10,946,638
Net cash provided by financing activities	9,606,492	10,692,486
Net change in cash and cash equivalents	(3,084,272)	(1,991,899)
Cash and cash equivalents at beginning of period	3,316,576	3,318,155
Cash and cash equivalents at end of period	$232,304	$1,326,256
Supplemental Cash Flow Information:
Cash paid for interest	$224,300	$248,399
Non-Cash Transactions:
Non-cash conversions of preferred stock and convertible notes to equity	$7,745,950	$7,902,911
Make-whole provision on convertible preferred stock	$—	$8,087,500

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

NOTE 2. BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements have been derived from the accounting records of Ascent Solar Technologies, Inc., Ascent Solar (Asia) Pte. Ltd., and Ascent Solar (Shenzhen) Co., Ltd. (collectively, "the Company") as of June 30, 2015 and December 31, 2014, and the results of operations for the three and six months ended June 30, 2015 and 2014. Ascent Solar (Shenzhen) Co., Ltd. is wholly owned by Ascent Solar (Asia) Pte. Ltd., which is wholly owned by Ascent Solar Technologies, Inc. All significant inter-company balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.
The Company’s activities from inception through December 31, 2014 consisted substantially of raising capital, research and development, establishment and development of the Company's production plant, product development and establishing sales channels for its line of consumer products which is sold under the EnerPlex™ brand. Revenues from inception through December 31, 2014 had been primarily generated from the Company’s governmental research and development contracts until EnerPlex branded products began to sell in higher volumes in 2014. During this time period the Company's primary focus was not generating significant revenue, and thus cost of revenue was not considered a relevant number due to the development nature of the Company. As such, the majority of the Company's costs were considered to be research and development costs from inception through December 31, 2014. Beginning in 2015, due to the success of EnerPlex branded products, the Company's primary focus going forward is to build on the Company's past results and to significantly increase our revenues. As the Company's primary focus is increasing revenues by utilizing and expanding the sales channels established during prior years, the Company has determined that cost of revenue is a relevant number going forward. As such, the Company has included a Cost of revenues line item in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015.
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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company’s significant accounting policies were described in Note 3 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The update will establish a comprehensive revenue recognition standard for virtually all industries in GAAP. ASU 2014-09 will change the amount and timing of revenue and cost recognition, implementation, disclosures and documentation. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. ASU 2014-09 is now effective for the Company in fiscal year 2018. The Company is researching whether the adoption of ASU 2014-09 will have a material effect on the Company’s financial statements.

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915). Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders' equity; (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged; and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The standard was effective for the Company during the first quarter of 2015. Accordingly, the Company has adopted this standard and has not disclosed inception-to-date information on the statements of income and cash flows and the Company has not labeled the financial statements as those of a development stage entity.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and to provide certain disclosures if it concludes that substantial doubt exists. ASU 2014-15 is effective for all entities for the annual period ending after December 15, 2016, and for annual and interim periods thereafter, with early adoption permitted. The Company has not early adopted ASU 2014-15. The Company is researching whether the adoption of ASU 2014-15 will have a material effect on the Company’s financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which states that inventory should be measured at the lower of cost and net realizable value. Net realizable value is defined as estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU is effective within annual periods beginning on or after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the impact, if any, that the adoption of this guidance will have on its financial statements.

Reclassifications: Certain reclassifications have been made to the 2014 financial information to conform to the 2015 presentation. Such reclassifications had no effect on the net loss.

NOTE 4. LIQUIDITY AND CONTINUED OPERATIONS
As of June 30, 2015, the Company had $0.2 million in cash and cash equivalents, restricted cash of $22.0 million, and working capital of $12.4 million. In February 2015, the Company completed the sale of 2,500 shares of Series D-1 preferred stock in a private placement for gross proceeds of $2.5 million.

On June 10, 2015, the Company entered into a securities purchase agreement with TFG Radiant for a private placement of a total of 1,000,000 shares of the Company’s common stock which resulted in gross proceeds of approximately $1,000,000 to the Company. The transaction closed on July 10, 2015. After the closing, TFG Radiant owned approximately 13.8% of the Company’s Common Stock.

On April 6, 2015, the Company entered into a securities purchase agreement with TFG Radiant for a private placement of a total of 1,000,000 shares of the Company’s common stock which resulted in gross proceeds of approximately $1,000,000 to the Company. The transaction closed on April 17, 2015.
On November 14, 2014, the Company entered into a securities purchase agreement (the "November 2014 Purchase Agreement") with one institutional and accredited investor (the "Investor"). Pursuant to the terms of the November 2014 Purchase Agreement, the Company sold to the Investor (i) $3,000,000 (3,000 shares) of Series D Convertible Preferred Stock (the "Series D Preferred Stock"), (ii) $32,000,000 original principal amount of senior secured convertible notes (the "Notes"), and (iii) warrants (the "Warrants") to purchase up to 7,777,778 shares of the Company’s common stock, par value $0.0001 per share. At the closing of the sale of the Series D Preferred Stock, the Notes and the Warrants (the "Financing"), the Company entered into certain account control agreements with several banks with respect to restricted control accounts described in the November 2014 Purchase Agreement. The Company anticipates receiving $12 million from the restricted control account during the remaining six months of fiscal 2015 per the terms of the November 2014 Purchase Agreement.
The Company has continued PV production at its manufacturing facility. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented its new consumer products strategy. During the first half of 2015 the Company used $12.5 million in cash for operations. The Company's primary significant long term cash obligation consists of a note payable of $5.9 million to a financial institution secured by a mortgage on its headquarters and manufacturing building in Thornton, Colorado. Total payments of $0.4 million, including principal and interest, will come due in the remainder of 2015. The Company owes $1.1 million as of June 30, 2015 related to a litigation settlement reached in April 2014, which is being paid in equal installments over 40 months which began in April 2014.
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

NOTE 5. PROPERTY, PLANT AND EQUIPMENT
The following table summarizes property, plant and equipment as of June 30, 2015 and December 31, 2014:

	As of June 30,	As of December 31,
	2015	2014
Building	$5,828,960	$5,828,960
Furniture, fixtures, computer hardware and computer software	480,976	475,266
Manufacturing machinery and equipment	31,247,425	31,227,523
Net depreciable property, plant and equipment	37,557,361	37,531,749
Manufacturing machinery and equipment in progress	70,285	66,703
Property, plant and equipment	37,627,646	37,598,452
Less: Accumulated depreciation and amortization	(25,771,754)	(22,941,264)
Net property, plant and equipment	$11,855,892	$14,657,188
The Company analyzes its long-lived assets for impairment, both individually and as a group, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
Depreciation expense for the three months ended June 30, 2015 and 2014 was $1,401,003 and $1,493,944, respectively. Depreciation expense for the six months ended June 30, 2015 and 2014 was $2,830,490 and $2,961,690, respectively. Depreciation expense is recorded under “Depreciation and amortization expense” in the Condensed Consolidated Statements of Operations.

NOTE 6. INVENTORIES
Inventories consisted of the following at June 30, 2015 and December 31, 2014:

	As of June 30,	As of December 31,
	2015	2014
Raw materials	$1,130,221	$941,912
Work in process	871,292	335,275
Finished goods	2,815,941	1,150,025
Total	$4,817,454	$2,427,212

NOTE 7. DEBT
On February 8, 2008, the Company acquired a manufacturing and office facility in Thornton, Colorado, for approximately $5.5 million. The purchase was financed by a promissory note, deed of trust and construction loan agreement (the “Construction Loan”) with the Colorado Housing and Finance Authority (“CHFA”), which provided the Company borrowing availability of up to $7.5 million for the building and building improvements. In 2009, the Construction Loan was converted to a permanent loan pursuant to a Loan Modification Agreement between the Company and CHFA (the “Permanent Loan”). The Permanent Loan, collateralized by the building, has an interest rate of 6.6% and the principal will be amortized through its term to January 2028. The Company will incur a prepayment penalty if the Permanent Loan is prepaid prior to December 31, 2015. Further, pursuant to certain negative covenants in the Permanent Loan, the Company may not, among other things, without CHFA’s prior written consent (which by the terms of the deed of trust is subject to a reasonableness requirement): create or incur additional indebtedness (other than obligations created or incurred in the ordinary course of business); merge or consolidate with any other entity; or make loans or advances to the Company’s officers, shareholders, directors or employees. The outstanding balance of the Permanent Loan was $5,943,667 as of June 30, 2015.

As of June 30, 2015, future principal payments on long-term debt are due as follows:

2015	$178,702
2016	322,771
2017	344,730
2018	368,183
2019	393,232
Thereafter	4,336,049
$5,943,667

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
The fair value of these dividend liabilities, which are indexed to the Company's common stock, must be evaluated at each period end. The fair value measurements rely primarily on Company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. Fair value determination required forecasting stock price volatility, expected average annual return and conversion date. During the six months ended June 30, 2015, there was no change in the fair value of the make-whole liability from the fair value at December 31, 2014.

At June 30, 2015, there were 212,390 shares of Series A outstanding. At June 30, 2015, the Company was entitled to redeem the outstanding Series A preferred shares for $1.7 million, plus a make-whole amount of $0.8 million, payable in cash or common shares. The fair value of the make-whole dividend liabilities for the Series A preferred shares, which approximates cash value, was $0.8 million as of June 30, 2015.

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

Proceeds Received and Restricted Cash

The Company received gross proceeds of approximately $4.5 million at closing. The remaining $30.5 million of gross proceeds from the Financing was deposited on the closing date by the Investor into restricted control accounts. $2.5 million of these restricted proceeds were released on December 22, 2014 to the Company. Thereafter, additional funds from the control accounts shall be released to the Company (i) in connection with certain conversions of the Notes and redemptions of the Series D Preferred Stock, and (ii) up to $6 million in any 90 day period, provided that the Company meets certain equity conditions. During the six months ended June 30, 2015, $6 million has been released to the Company. The balance in the restricted bank account totals approximately $22 million at June 30, 2015, $12 million of which is expected to be released to the Company during the remainder of fiscal year 2015.

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

The Investor has the option to convert a portion of the Notes or the Series D Preferred Stock into shares of Common Stock at an “Alternate Conversion Price” equal to the lowest of (i) the Conversion Price then in effect and (ii) 85% of the quotient of (A) the sum of the volume-weighted average price of the Common Stock for each of the three lowest trading days during the ten consecutive trading day period ending and including the trading day immediately prior to the date of the applicable conversion date, divided by three. During the six months ended June 30, 2015, the Investor exercised their option to convert $1,805,000 of Notes value at an Alternate Conversion Price resulting in the issuance of 2,860,175 Common Shares.

The Company has agreed to make amortization payments with respect to the principal amount of the Notes and the liquidation value of the Series D Preferred Stock in shares of its Common Stock, subject to the satisfaction of certain equity conditions, or at the Company’s option, in cash or a combination of shares of Common Stock and cash, in equal installments payable once every month. Per the terms of the Financing, the Company is required to make pre-payments on the monthly amortization payments twenty trading days prior to the installment due date. The Company has $2,647,317 in pre-payments included in Prepaids and other current assets on the Balance Sheets as of June 30, 2015. During the six months ended June 30, 2015, the Company made installment payments towards the Series D Preferred Stock totaling $565,341, resulting in the issuance of 1,465,972 shares of common stock. Amortization payments shall first be applied to the redemption of shares of Series D Preferred Stock until all shares of the Series D Preferred Stock have been redeemed. Thereafter, amortization payments shall be applied to pay principal and interest on the Notes. During the six months ended June 30, 2015, the Company made installment payments towards the Notes totaling $2,849,634, resulting in the issuance of 4,707,801 shares of common stock.

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

The Company classified the Series D Preferred Stock as a liability pursuant to ASC 480 at December 31, 2014 due to the structure of the financing agreement, whereby the Company has an unconditional obligation that the Company may settle by issuing a variable number of common shares with a monetary value that is fixed and known at inception. There are 0 shares of Series D Preferred Stock outstanding as of June 30, 2015.

The Investor may elect to defer the payment of the installment amount due on any installment dates, in whole or in part, to another installment date, in which case the amount deferred will become part of such subsequent installment date and will continue to accrue interest and dividends as applicable. During an installment period, the Investor may elect to accelerate the amortization of the Notes or the Series D Preferred Stock at the Installment Conversion Price of the current installment date if, in the aggregate, all such accelerations in such period do not exceed five times the installment amount. Such accelerated amounts shall be payable in the Company’s common stock. During the six months ended June 30, 2015, the Investor elected to defer $1,707,317 of amortization payments to a later installment date. As a result of the deferral, $351,899 of interest expense was added to the principal balance of the Notes. During the six months ended June 30, 2015, the Investor elected to accelerate $2,670,375 of the Notes, resulting in the issuance of 4,091,448 shares of common stock.
The Notes bear interest at a rate of 7% per annum, subject to increase to 15% per annum upon the occurrence and continuance of an event of default. Holders of the Series D Preferred Stock will be entitled to receive dividends in the amount of 7% per annum, subject to increase to 15% per annum upon the occurrence and continuance of certain events of default. Interest on the Notes and dividends on the Series D Preferred Stock are payable monthly in shares of Common Stock or cash, at the Company’s option. Interest on the Notes and dividends on the Series D Preferred Stock is computed on the basis of a 360-day year and twelve 30-day months and is payable in arrears monthly and is compounded monthly. During the six months ended June 30, 2015, the Company paid dividends in the amount of $3,572 on the Series D Preferred Stock, resulting in the issuance of 11,241 shares of common stock, and interest in the amount of $703,367 on the Note, resulting in the issuance of 1,242,250 shares of common stock.

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
The investor has the option to convert a portion of the Series D-1 Preferred Stock into shares of Common Stock at a “D-1 Alternate Conversion Price” equal to the lowest of (i) $2.31 per share and (ii) 85% of the lowest volume-weighted average price of the Common Stock on any trading day during the five consecutive trading day period ending and including the trading day immediately prior to the date of the applicable conversion date. During the six months ended June 30, 2015, the investor exercised their option to convert 2,500 Preferred Shares, representing a value of $2,500,000, at a D-1 Alternate Conversion Price resulting in the issuance of 2,305,824 Common Shares.

Holders of the Series D-1 Preferred Stock were entitled to receive dividends in the amount of 7% per annum, subject to increase to 15% per annum upon the occurrence and continuance of certain events of default. Dividends on the Series D-1 Preferred Stock are payable monthly in shares of Common Stock or cash, at the Company’s option. Dividends on the Series D-1 Preferred Stock is computed on the basis of a 360-day year and 12 30-day months and is payable in arrears monthly and is compounded monthly. During the six months ended June 30, 2015, the Company paid dividends in the amount of $6,944 on the Series D-1 Preferred Stock, resulting in the issuance of 3,896 shares of common stock.
The Company classified the Series D-1 Preferred Stock as a liability pursuant to ASC 480 on the closing date due to the structure of the financing agreement, whereby the Company has an unconditional obligation that the Company may settle by issuing a variable number of common shares with a monetary value that is fixed and known at inception. There are 0 shares of Series D-1 Preferred Stock outstanding as of June 30, 2015.

Embedded derivative associated with the Notes

Pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion options in the Notes were deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. At December 31, 2014, the derivative liability value associated with the Notes was $17.4 million.

The derivative liability associated with the Notes is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At June 30, 2015, the Company conducted a fair value assessment of the embedded derivative associated with the Notes. As a result of the fair value assessment, the Company recorded a $10.6 million loss as "Change in fair value of derivative liabilities" in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2015 to properly reflect the fair value of the embedded derivative of $28.0 million as of June 30, 2015.

The derivative associated with the Notes approximates management’s estimate of the fair value of the embedded derivative liability at June 30, 2015 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 33%, present value discount rate of 12%, dividend yield of 0%, and remaining life of 2.9 years.

Embedded derivative associated with the Series D Preferred Stock

Pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion options in the Series D Preferred Stock were deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. At December 31, 2014, the derivative liability value associated with the Series D Preferred Stock was $0.4 million. As of June 30, 2015, the value of the derivative liability associated with the Series D Preferred Stock is $0 as the Series D Preferred Stock was fully converted as of June 30, 2015. A gain of $0.4 million was recorded to "Change in fair value of derivative liabilities" in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2015.

Embedded derivative associated with the Series D-1 Preferred Stock
Pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion options in the Series D-1 Preferred Stock were deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. At closing, a derivative liability and a corresponding debt discount in the amount of $3.4 million was recorded. The debt discount of $3.4 million was charged to interest expense. As of June 30, 2015, the value of the derivative liability associated with the Series D-1 Preferred Stock is $0 as the Series D-1 Preferred Stock was fully converted as of June 30, 2015. A gain of $3.4 million was recorded to "Change in fair value of derivative liabilities" in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2015.

The derivative associated with the Series D-1 Preferred Stock approximates management’s estimate of the fair value of the embedded derivative liability at the closing date based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 45%, present value discount rate of 12%, dividend yield of 0%, and a life of 0.2 years.

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

Pursuant to ASC 815, the Company is required to report the value of the Warrants as a liability at fair value and record the changes in the fair value of the warrant liability as a gain or loss in its statement of operations due to the price-based anti-dilution provisions. The Company utilizes the Monte Carlo simulation valuation method to value the liability classified warrants. At December 31, 2014, the value of the warrant liability associated with the Notes was calculated to be $15.9 million. At June 30, 2015, the Company conducted a fair value assessment of the Warrants. As a result of the fair value assessment, the Company recorded a $10.3 million gain as "Change in fair value of derivative liabilities" in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2015 to properly reflect the fair value of the warrant liability associated with the Notes of $5.6 million at June 30, 2015.

The fair value of these Warrants is determined using Level 3 inputs.  Inherent in the Monte Carlo valuation model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield.  The Company estimates the volatility of its common stock to be 67% based on the expected remaining life of the Warrants of 4.89 years.  The risk-free interest rate of 1.63% is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the Warrants. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

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

Pursuant to ASC 815, the Company is required to report the value of the D-1 Warrants as a liability at fair value and record the changes in the fair value of the D-1 warrant liability as a gain or loss in its statement of operations due to the price-based anti-dilution provisions. The Company utilizes the Monte Carlo simulation valuation method to value the liability classified warrants. At closing, the value of the D-1 warrant liability was calculated to be $0.9 million. The entire D-1 warrant liability was immediately recorded as an expense as "Deemed interest expense on warrant liability" in the Condensed Consolidated Statements of Operations. At June 30, 2015, the Company conducted a fair value assessment of the D-1 Warrants. As a result of the fair value assessment, the Company recorded a $0.5 million gain as "Change in fair value of derivative liabilities" in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2015 to properly reflect the fair value of the D-1 warrant liability of $0.4 million at June 30, 2015.

The fair value of these D-1 Warrants is determined using Level 3 inputs.  Inherent in the Monte Carlo valuation model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield.  The Company estimates the volatility of its common stock to be 67% based on the expected remaining life of the D-1 Warrants of 5.15 years.  The risk-free interest rate of 1.63% is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the D-1 Warrants. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

NOTE 10. STOCKHOLDERS’ EQUITY
Common Stock
At June 30, 2015, the Company had 450,000,000 shares of common stock, $0.0001 par value, authorized for issuance. Each share of common stock has the right to one vote. As of June 30, 2015, the Company had 36,630,326 shares of common stock outstanding. The Company has not declared or paid any dividends related to the common stock through June 30, 2015.
Preferred Stock
At June 30, 2015, the Company had 25,000,000 shares of preferred stock, $0.0001 par value, authorized for issuance. Preferred stock may be issued in classes or series. Designations, powers, preferences, rights, qualifications, limitations and restrictions are determined by the Company’s Board of Directors. 750,000 shares have been designated as Series A preferred stock, 2,000 shares have been designated for Series B-1 and B-2 preferred stock, 690 shares have been designated as Series C preferred stock, 3,000 shares have been designated as Series D preferred stock, and 2,500 shares have been designated as Series D-1 preferred stock. As of June 30, 2015, the Company had 212,390 shares of Series A preferred stock and no shares of Series B-1, Series B-2, Series C, Series D, or Series D-1 preferred stock outstanding. The Company has no declared unpaid dividends related to the preferred stock as of June 30, 2015.
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
The Series A Preferred Stock may be converted into shares of common stock at the option of the Company if the closing price of the common stock exceeds $11.60, as adjusted, for 20 consecutive trading days, or by the holder at any time. The Company has the right to redeem the Series A Preferred Stock at a price of $8.00 per share, plus any accrued and unpaid dividends, plus the make-whole amount (if applicable). At June 30, 2015, the preferred shares were not eligible for conversion to common shares at the option of the Company. The holder of the preferred shares may convert to common shares at any time, at no cost, at a ratio of 1 preferred share into 1 common shares (subject to standard ratable anti-dilution adjustments). Upon any conversion (whether at the option of the Company or the holder), the holder is entitled to receive any accrued but unpaid dividends and also any make-whole amount (if applicable). See Note 8. Make-Whole Dividend Liability.
During the six months ended June 30, 2015, the holder of the Series A Preferred Shares converted 0 preferred shares into 0 shares of common stock.
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
The share-based compensation expense recognized in the Condensed Consolidated Statements of Operations was as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Share-based compensation cost included in:
Research and development	$52,896	$83,576	$154,205	$187,070
Selling, general and administrative	143,463	118,934	303,295	238,253
Total share-based compensation cost	$196,359	$202,510	$457,500	$425,323

The following table presents share-based compensation expense by type:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Type of Award:
Stock Options	$121,497	$83,247	$286,997	$215,539
Restricted Stock Units and Awards	74,862	119,263	170,503	209,784
Total share-based compensation cost	$196,359	$202,510	$457,500	$425,323

Stock Options: The Company recognized share-based compensation expense for stock options of $287,000 to officers, directors and employees for the six months ended June 30, 2015 related to stock option awards ultimately expected to vest. The weighted average estimated fair value of employee stock options granted for the six months ended June 30, 2015 and 2014 was $0.73 and $5.00 per share, respectively. Fair value was calculated using the Black-Scholes Model with the following assumptions:

	For the six months ended June 30,
	2015	2014
Expected volatility	93%	95%
Risk free interest rate	2%	2%
Expected dividends	—	—
Expected life (in years)	5.9	5.9

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
As of June 30, 2015, total compensation cost related to non-vested stock options not yet recognized was $632,000 which is expected to be recognized over a weighted average period of approximately 2.0 years. As of June 30, 2015, 1,059,703 shares were vested or expected to vest in the future at a weighted average exercise price of $3.57. As of June 30, 2015, 3,719,492 shares remained available for future grants under the Option Plan.
Restricted Stock: In addition to the stock options discussed above, the Company recognized share-based compensation expense related to restricted stock grants of $171,000 for the six months ended June 30, 2015. The weighted average estimated fair value of restricted stock grants for the six months ended June 30, 2015 and 2014 was $1.11 and $7.10 per share, respectively.

Total unrecognized share-based compensation expense from unvested restricted stock as of June 30, 2015 was $160,000 which is expected to be recognized over a weighted average period of approximately 0.6 years. As of June 30, 2015, 157,502 shares were expected to vest in the future. As of June 30, 2015, 1,964,893 shares remained available for future grants under the Restricted Stock Plan.

NOTE 12. RELATED PARTY TRANSACTIONS
TFG Radiant owns approximately 14.7% of the Company's outstanding common stock as of June 30, 2015. In February 2012, the Company announced the appointment of Victor Lee as President and Chief Executive Officer. Mr. Lee had served on the Company's Board of Directors since November 2011 and is currently the managing director of Tertius Financial Group Pte Ltd, the joint venture partner with Radiant Group in TFG Radiant. In April 2012, the Company appointed the Chairman of TFG Radiant, Mr. Winston Xu (aka Xu Biao), as a member of its Board of Directors.
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
During six months ended June 30, 2015, the Company made no disbursements to TFG Radiant. During the six months ended June 30, 2015 and June 30, 2014, the Company recognized revenue in the amount of $0 and $8,050, respectively, for products sold to TFG Radiant under the supply agreement. As of June 30, 2015 and December 31, 2014, the Company had $0 and $0, respectively, in receivables and deposits with TFG Radiant.

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
On April 16, 2014, the parties settled the lawsuit where the Company agreed to pay Jefferies a total of $2.0 million in equal installments over 40 months. The Company has paid $300,000 during the six months ended June 30, 2015.
The Company records a liability in its financial statements for costs related to claims, including settlements and judgments, where the Company has assessed that a loss is probable and an amount can be reasonably estimated. The Company accrued $1.7 million, the net present value of the $2.0 million settlement, as of December 31, 2013. As of June 30, 2015, $616,000 was accrued for the long-term portion of this settlement and $517,000 was recorded as Accrued litigation settlement, current portion, in the Condensed Consolidated Balance Sheets.
On June 30, 2014, the Company entered into a Service Agreement with Swyft, Inc. Swyft will sell consumer products through automated retail stores (kiosks), provide online and mobile retail channels through a website and mobile application, and provide visual and text based advertising through both physical and digital channels. Under the terms of the original agreement, the Company will provide financing to Swyft in the form of a three year 8% convertible note to purchase seventy five (75) automated retail stores at $4,500 per store, or a total of $337,500, from ZoomSystems, the manufacturer of automated retail machines. On June 3, 2015, the Company and Swyft entered into an amendment to the agreement which modified the total number of automated retail stores to 38 stores, and modified the convertible note to $171,000. The convertible loan financing for the thirty eight (38) automated retail stores of $171,000 was provided by the Company during the third quarter of 2014. The Service Agreement also required that the Company pay a one-time project set-up fee of $125,000 which was paid during the third quarter of 2014.

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

The Company has contributed $320,000 in cash to the Joint Venture as of June 30, 2015, which is recorded as Investment in Joint Venture on the Balance Sheets.

Suqian and the Company mutually agreed to terminate the Joint Venture subsequent to June 30, 2015. See Note 15. Subsequent Events for additional information.
NOTE 15. SUBSEQUENT EVENTS

Sale and Leaseback Termination

On May 4, 2015, the Company entered into a real estate purchase and sale contract with a real estate investment firm. Pursuant to the terms of the sale agreement, at closing the Company would sell its Thornton, Colorado headquarters building to the buyer for a sales price of $11.5 million. Additionally, the Company and the buyer would enter into a 10-year lease of the building.

The closing of the sale of the building was subject to customary due diligence by the buyer and satisfaction of other conditions precedent to closing. On July 23, 2015, the Company and the buyer mutually agreed to terminate the purchase and sale contract for the building.

Cancellation of Outstanding Warrants and Issuance of Right to Receive a Fixed Amount of Common Stock

On July 22, 2015, the Company entered into an Amendment and Exchange Agreement (the “Exchange Agreement”), between the Company and the Investor further described in Note 4 and Note 9. Pursuant to the Exchange Agreement, certain outstanding common stock warrants held by the Investor have been cancelled, and the Company has issued to the Investor a right to receive a fixed number of shares of common stock of the Company in accordance with the terms of a Right to Receive Common Stock dated July 22, 2015 (the “Right”).

Under the terms of the Exchange Agreement, the Warrants associated with the Notes and Series D Preferred Stock and the D-1 Warrants (as further described in Note 9) will be canceled and the Company will issue the Right to the Investor. The Right obligates the Company to issue to the Investor (without the payment of any additional consideration) an aggregate of 8.3 million shares of common stock (the "Right Shares"). The Right is immediately exercisable for 1.5 million Right Shares. The Right is not exercisable for the remaining 6.8 million Right Shares until November 22, 2015.

In the Exchange Agreement, the Investor has agreed to limit sales of the Right Shares (i) for up to 1.5 million shares during the period until November 22, 2015 and also limited to 750,000 shares during any 30-day period, and (ii) during the six-month period from November 22, 2015 through May 22, 2016 to approximately 1.1 million shares during any 30-day period. These limitations only apply to the Right Shares; they do not apply to any other shares which the Investor may receive from the Company in connection with the Company’s outstanding Notes held by the Investor.

Termination of Joint Venture

As disclosed in Note 14, on December 28, 2013, the Company entered into a definitive agreement for the establishment of a joint venture with the Government of the Municipal City of Suqian in Jiangsu Province, China (“Suqian”). The purpose of the joint venture was to build a factory located in Suqian to manufacture our proprietary photovoltaic modules. The Suqian joint venture project has progressed more slowly than originally anticipated due to a number of factors including short supply of needed technical skills in the Suqian area and other factors affecting the long term viability of the partnership. Accordingly, on August 5, 2015, Suqian and the Company mutually agreed to terminate the joint venture project. The parties will liquidate the joint venture and distribute any available proceeds to the parties pro rata in accordance with the parties' contributions to the joint venture to date.

To date, the Company contributions to the joint venture have consisted of (i) $320,000 in cash and (ii) certain technical and engineering consulting services. The Company does not anticipate having any material current or ongoing liabilities relating to the joint venture or its termination.

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

Overview
We are a company formed to commercialize flexible photovoltaic modules using our proprietary technology. For the six months ended June 30, 2015, we generated $2,892,000 of revenue. Our revenue from product sales was $2,676,000 and our revenue from government research and development contracts was $216,000.
Our proprietary manufacturing process deposits multiple layers of materials, including a thin film of highly efficient Copper-Indium-Gallium-diSelenide (“CIGS”) semiconductor material on a flexible, lightweight, high tech plastic substrate using a roll-to-roll manufacturing process and then laser patterns the layers to create interconnected photovoltaic ("PV") cells, or PV modules, in a process known as monolithic integration. We believe that our technology and manufacturing process, which results in a lighter, flexible module package, provides us with unique market opportunities relative to both the crystalline silicon (“c-Si”) based PV manufacturers that currently lead the PV market, as well as other thin film PV manufacturers that use substrate materials such as glass, stainless steel or other metals that can be heavier and more rigid than plastics.
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
In December 2012, we launched the EnerPlex Kickr™ and EnerPlex Jumpr™ product series. The Kickr IV is an extremely portable, compact and durable solar charging device, approximately seven inches by seven inches when folded, and weighs less than half a pound. The Kickr IV provides 6.5 watts of regulated power that can help charge phones, digital cameras, and other small USB enabled devices. The Kickr IV is ideal for outdoor activities such as camping, hiking and mountain climbing as well as daily city use. To complement the Kickr IV, we also released the Jumpr™ series of portable power banks. The Jumpr™ series provides a compact power storage solution for those who need to take the power of the sun with them on the go. Throughout 2014, EnerPlex released multiple additions to the Jumpr line of products: including the Jumpr Stack 3, 6, and 9, innovative batteries equipped with tethered micro-USB and Apple Lightning cables and revolutionary Stack & Charge design, enabling batteries to be charged simultaneously when they are placed on top of one another. Also released in 2014 were the Jumpr Slate series, products which push the boundaries of how thin batteries can be, the Jumpr Slate 10k, at less than 7mm thick was the thinnest lithium polymer battery available when it was released. The Jumpr Slate 5k and 5k Lightning each come with a tethered micro-USB and Lightning cable respectively; freeing consumers from worrying about toting extra cables with them while on the move.

At Outdoor Retailer 2014, EnerPlex debuted the Generatr Series. The Generatr 1200 and Generatr 100 are lithium-ion based large format batteries; lighter and smaller than competitors, the Generatr Series are targeted for consumers who require high-capacity, high-output batteries which remain ultra-portable when compared to the competition. Also debuted at Outdoor Retailer was the Commandr XII, a high output solar charger designed specifically to integrate with and charge the Generatr series, allowing consumers to stay out longer without needing to charge their Generatr batteries from a traditional power source. In August 2014, the Kickr II+ and IV+ were also announced. These products represent another evolution in EnerPlex’s line of solar products; integrated with a 500mAh battery the Kickr II+ and IV+ are able to provide a constant flow of power even when there are intermittent disruptions in sunlight.
Throughout 2013, we aggressively pursued new distribution channels for the EnerPlex™ brand; these activities have led to placement in a variety of high-traffic ecommerce venues such as www.walmart.com, www.bestbuy.com, www.amazon.com, www.newegg.com as well as many others including our own e-commerce platform at www.goenerplex.com. The April 2013 placement of EnerPlex products at Fry’s Electronics, a US West Coast consumer electronics retailer, represented our first domestic retail presence. EnerPlex products are carried in all of Fry’s 34 stores across 9 states. Each store is provided with EnerPlex branded merchandising assets to highlight the uniqueness of our product lines. In 2014 EnerPlex products launched in multiple online and brick-and-mortar partners; including BestBuy.com, 300 premium Verizon Wireless stores via partner The Cellular Connection (TCC) and 25 Micro Center stores across 16 states. This expansion of retail partners between 2013 and 2014 represents a nearly nine-fold increase in number of stores in which EnerPlex has retail presence.
During the first quarter of 2015 we reached an agreement with EVINE Live, one of the premier home shopping networks with TV programming that reaches over 87 million US homes to begin selling EnerPlex products during their broadcasts. During the second quarter EnerPlex launched the Generatr S100 and select other products exclusively with EVINE.
During the second quarter of 2015 EnerPlex launched its products into two world recognized retailers; including over 100 The Sports Authority stores nationwide, in addition to launching in select Cabela’s, “The World’s Foremost Outfitter”, stores and via Cabela’s online catalog. Internationally, EnerPlex products became available in the United Kingdom via the brand’s launch with 172 Maplin’s stores throughout the country.
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
During 2014 our partner in the United Kingdom, The Solar Cloth Company, won an award in the BIPV category for their use of Ascent Solar’s modules in tensioned fabric applications; this application is an example of the high-volume opportunities which Ascent is positioned to take advantage of in the absence of other technologies which can match Ascent’s industry leading durability and power-to-weight ratio. During the second quarter of 2015, Ascent Solar began the supply of solar panels for commercial production of the Silent Falcon Unmanned Aircraft.
At the end of the first quarter of 2015, we announced that six EnerPlex products were awarded accolades as Red Dot Design Award winners, recognizing both the aesthetic as well as functional design of the Jumpr Quad, Jumpr Stack 3/6/9, the Generatr 100 and the Generatr 1200.
Commercialization and Manufacturing Strategy
Our proprietary manufacturing process deposits multiple layers of materials, including a thin film of highly efficient Copper-Indium-Gallium-diSelenide (“CIGS”) semiconductor material, on a flexible lightweight plastic substrate using a roll-to-roll manufacturing process and then laser patterns the layers to create interconnected PV cells, or PV modules, in a process known as monolithic integration. Our monolithic integration techniques enable us to form complete PV modules with less or no costly back end assembly of intercell connections. Traditional PV manufacturers assemble PV modules by bonding or soldering discrete PV cells together. This manufacturing step typically increases manufacturing costs and at times proves detrimental to the overall yield and reliability of the finished product. By reducing or eliminating this added step using our proprietary monolithic integration techniques, we believe we can achieve cost savings in, and increase the reliability of, our PV modules. We believe our technology and manufacturing process, which results in a lighter, flexible module package, provides us with unique market opportunities relative to both the crystalline silicon (“c-Si”) based PV manufacturers that currently lead the PV market, as well as other thin-film PV manufacturers that use substrate materials such as glass, stainless steel or other metals that can be heavier and more rigid than plastics.
Currently, we are producing consumer oriented products focusing on charging devices powered by or enhanced by our solar modules. Products in these markets are priced based on the overall value proposition rather than a commodity-style price per watt basis. We continue to develop new consumer products and we have adjusted the utilization of our equipment to meet our near term forecast sales. We plan to continue the development of our current PV technology to increase module efficiency, improve our manufacturing tooling and process capabilities and reduce manufacturing costs. We also plan to continue to take advantage of research and development contracts to fund a portion of this development.

On December 28, 2013, we entered into a definitive agreement for the establishment of a joint venture with the Government of the Municipal City of Suqian in Jiangsu Province, China (“Suqian”). The purpose of the joint venture was to build a factory located in Suqian to manufacture our proprietary photovoltaic modules. The Suqian joint venture project has progressed more slowly than originally anticipated due to a number of factors including short supply of needed technical skills in the Suqian area and other factors affecting the long term viability of the partnership. Accordingly, on August 5, 2015, Suqian and the Company mutually agreed to terminate the joint venture project. The parties will liquidate the joint venture and distribute any available proceeds to the parties pro rata in accordance with the parties' contributions to the joint venture to date.

To date, the Company contributions to the joint venture have consisted of (i) $320,000 in cash and (ii) certain technical and engineering consulting services. The Company does not anticipate having any material current or ongoing liabilities relating to the joint venture or its termination.
Related Party Activity
In February 2012, we announced the appointment of Victor Lee as President and Chief Executive Officer. Mr. Lee had served on our Board of Directors since November 2011 and is currently the managing director of Tertius Financial Group Pte Ltd, the joint venture partner with Radiant Group, in TFG Radiant. In April 2012, we appointed the Chairman of TFG Radiant, Mr. Winston Xu (aka Xu Biao), as a member of our Board of Directors. TFG Radiant owns approximately 14.7% of our outstanding common stock as of June 30, 2015.
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
In June 2012, we entered into a supply agreement and a contract manufacturing agreement with TFG Radiant. Under the terms of the contract manufacturing agreement TFG Radiant was to oversee certain aspects of the contract manufacturing process related to our EnerPlex™ line of consumer products. We compensated TFG Radiant for acting as general contractor in the contract manufacturing process. Under the supply agreement TFG Radiant was to distribute our consumer products in Asia. In December 2012, we entered into a consulting agreement with TFG Radiant for product design, product development and manufacturing coordination activities provided by TFG Radiant to us in connection with our line of consumer electronics products. This consulting agreement was terminated during the first quarter of 2014.
During six months ended June 30, 2015, the Company made no disbursements to TFG Radiant. During the six months ended June 30, 2015 and June 30, 2014, the Company recognized revenue in the amount of $0 and $8,050, respectively, for products sold to TFG Radiant under the supply agreement. As of June 30, 2015 and December 31, 2014, the Company held $0 and $0, respectively, in receivables and deposits with TFG Radiant.
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

In June 2014, FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915). Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders' equity; (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged; and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The standard is effective for the Company during the first quarter of 2015. Accordingly, the Company has adopted this standard for the three and six months ended June 30, 2015 and has not disclosed inception-to-date information on the statements of income and cash flows and the Company has not labeled the financial statements as those of a development stage entity.
Recent Accounting Pronouncements
See Note 3, “Summary of Significant Accounting Policies,” in the Notes to Condensed Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The update will establish a comprehensive revenue recognition standard for virtually all industries in GAAP. ASU 2014-09 will change the amount and timing of revenue and cost recognition, implementation, disclosures and documentation. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. ASU 2014-09 is now effective for the Company in fiscal year 2018. The Company is researching whether the adoption of ASU 2014-09 will have a material effect on the Company’s financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and to provide certain disclosures if it concludes that substantial doubt exists. ASU 2014-15 is effective for all entities for the annual period ending after December 15, 2016, and for annual and interim periods thereafter, with early adoption permitted. We have not early adopted ASU 2014-15. The Company is researching whether the adoption of ASU 2014-15 will have a material effect on the Company’s financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which states that inventory should be measured at the lower of cost and net realizable value. Net realizable value is defined as estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU is effective within annual periods beginning on or after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the impact, if any, that the adoption of this guidance will have on its financial statements.

Results of Operations

The Company’s activities from inception through December 31, 2014 consisted substantially of raising capital, research and development, establishment and development of the Company's production plant, product development and establishing sales channels for its line of consumer products which is sold under the EnerPlex™ brand. Revenues from inception through December 31, 2014 had been primarily generated from the Company’s governmental research and development contracts until EnerPlex branded products began to sell in higher volumes in 2014. During this time period the Company's primary focus was not generating significant revenue, and thus cost of revenue was not considered a relevant number due to the development nature of the Company. As such, the majority of the Company's costs were considered to be research and development costs from inception through December 31, 2014. Beginning in 2015, due to the success of EnerPlex branded products, the Company's primary focus going forward is to build on the Company's past results and to significantly increase our revenues. As the Company's primary focus is increasing revenues by utilizing and expanding the sales channels established during prior years, the Company has determined that cost of revenue is a relevant number going forward. As such, the Company has included a Cost of revenues line item in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015.

Comparison of the Three Months Ended June 30, 2015 and 2014
Revenues. Our revenues were $2,234,000 for the three months ended June 30, 2015 compared to $1,090,000 for the three months ended June 30, 2014, an increase of $1,144,000 and growth of 105%. Revenues for the three months ended June 30, 2015 include $2,143,000 of product sales compared to $992,000 for the three months ended June 30, 2014, an increase of $1,151,000. The increase in product sales is a result of our expanded sales channel, new product offerings, and a strong shipment backlog which carried over from the first quarter of 2015. Revenues earned on our government research and development contracts decreased by $7,000 during the three months ended June 30, 2015 to $91,000.

Cost of revenues. Our Cost of revenues for the three months ended June 30, 2015 was $2,572,000, which is comprised of Materials and Freight of $1,744,000, Direct Labor of $217,000, and Overhead of $611,000. Management believes our factory is currently significantly under-utilized, and a substantial increase in revenue would result in marginal increases to Direct Labor and Overhead. As such management’s focus going forward is to improve gross margin through increased sales and the full utilization of our factory. Direct materials related to product sales were $1,259,000 for the three months ended June 30, 2015, which is 59% of product sales. We are currently offering promotions and discounts in order to penetrate new markets. While these promotions and discounts have proved effective in building our brand and acquiring new customers, our gross margins have been negatively impacted. Long term we anticipate substantial improvements in gross margins for product sales.
Research, development and manufacturing operations. Research, development and manufacturing operations costs were $1,655,000 for the three months ended June 30, 2015 compared to $4,342,000 for the three months ended June 30, 2014, a decrease of $2,687,000. The primary reason for the decrease is due to the segregation and creation of a new line item in our statement of operations in the current quarter, Cost of revenues, which was $2,572,000 for the three months ended June 30, 2015. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. Research, development and manufacturing operations costs also include costs related to technology development and governmental contracts. The following factors contributed to the decrease in research, development, and manufacturing operations expenses during the three months ended June 30, 2015:

1.
Materials and Equipment Related expenses decreased $1,646,000 for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The decrease is due to the fact that materials costs are included in the Cost of revenues line item for the three months ended June 30, 2015.

2.
Personnel related expenses decreased $549,000 as compared to the second quarter of 2014. The overall decrease in personnel related costs was primarily due to direct labor that is included in the Cost of revenues line item for the three months ended June 30, 2015.

3.
Consulting and Contract Services decreased by $224,000 from the comparable quarter in the prior year. The decrease in expense as compared to the second quarter of 2014 was primarily attributed to product design fees during the three months ended June 30, 2014 that were non-recurring.

4.
Facility Related Expenses decreased $280,000 during the three months ended June 30, 2015. The decrease is due to the fact that some overhead costs are included in the Cost of Revenue line item for the three months ended June 30, 2015.

Selling, general and administrative. Selling, general and administrative expenses were $3,523,000 for the three months ended June 30, 2015 compared to $3,136,000 for the three months ended June 30, 2014, an increase of $387,000. The following factors contributed to the increase in selling, general, and administrative expenses during the three months ended June 30, 2015:

1.
Personnel related costs increased $474,000 during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. $25,000 of this increase was related to non-cash stock compensation expense. The overall increase in personnel related costs was due to additional sales and management personnel hired subsequent to June 30, 2014 in order to facilitate our expected increase in sales.

2.
Marketing and related expenses increased $213,000 during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The increase in Marketing and related expenses is due to additional promotions and samples expenses during the second quarter of 2015.

3.
Consulting and contract services decreased $268,000 during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The decrease was due to decreased staffing costs associated with our retail kiosks. Management expects this expense to be lower during 2015 as compared to 2014 due to the lower number of retail kiosks in operation during 2015.

Other Income / (Expense), net. Other Income / (Expense) was $4,411,000 net expense for the three months ended June 30, 2015 compared to $2,527,000 net expense for the three months ended June 30, 2014, an increase of $1,884,000. The following factors contributed to the increase in other income/(expense) during the three months ended June 30, 2015:

1.
Interest Expense increased $5,113,000 as compared the second quarter of 2014. The increase is due to non-cash interest expense and amortization of debt discounts related to the Notes. The non-cash portion of interest expense for the three months ended June 30, 2015 was $5,129,000.

2.
Loss on Extinguishment of liabilities decreased $95,000 as compared to the second quarter of 2014. This non-cash expense is a result of the extinguishment of liabilities related to the Notes and Preferred Stock. Management expects these non-cash expenses to continue throughout 2015 due to our November 2014 financing transaction.

3.
Change in fair value of derivative liabilities fluctuated $2,818,000 as compared to the second quarter of 2014, resulting in a net gain as of June 30, 2015. The fluctuation in this non-cash item relates to the change in fair value of our derivative liabilities associated with our warrant liabilities as well as our derivatives associated with the Notes.

Net Loss. Our Net Loss was $11,338,000 for the three months ended June 30, 2015 compared to a Net Loss of $10,420,000 for the three months ended June 30, 2014, an increase of $918,000.
The increase in Net Loss for the three months ended June 30, 2015 can be summarized in variances in significant account activity as follows:

Decrease (increase) to Net Loss For the Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
Revenues	1,144,000
Cost of Revenue	(2,572,000)
Research, development and manufacturing operations
Materials and Equipment Related Expenses	1,646,000
Personnel Related Expenses	549,000
Consulting and Contract Services	224,000
Facility Related Expenses	280,000
Other Miscellaneous Costs	(12,000)
Selling, general and administrative expenses
Personnel Related Expenses	(474,000)
Marketing Related Expenses	(213,000)
Legal Expenses	101,000
Public Company Costs	(65,000)
Consulting and Contract Services	268,000
Other Miscellaneous Costs	(4,000)
Depreciation and Amortization Expense	94,000
Other Income / (Expense)
Interest Expense	(5,113,000)
Other Income/Expense	316,000
Non-Cash Loss on Extinguishment of Liabilities	95,000
Non-Cash Change in Fair Value of Derivative Liabilities	2,818,000
Increase to Net Loss	$(918,000)

Comparison of the Six Months Ended June 30, 2015 and 2014
Revenues. Our revenues were $2,892,000 for the six months ended June 30, 2015 compared to $1,843,000 for the six months ended June 30, 2014, an increase of $1,048,000. Revenues for the six months ended June 30, 2015 include $2,676,000 of product sales compared to $1,664,000 for the six months ended June 30, 2014, an increase of $1,012,000. The increase in product revenue is the result of strong second quarter product revenues (302% increase over first quarter product revenues) due to our expanded sales channel, new product offerings, and a strong shipment backlog which carried over from the first quarter of 2015. Revenues earned on our government research and development contracts increased by $37,000 during the six months ended June 30, 2015 to $216,000.

Cost of revenues. Our Cost of revenues for the six months ended June 30, 2015 was $4,154,000, which is comprised of Materials and Freight of $2,356,000, Direct Labor of $511,000, and Overhead of $1,287,000. Management believes our factory is currently significantly under-utilized, and a substantial increase in revenue would result in marginal increases to Direct Labor and Overhead. As such management’s focus going forward is to improve gross margin through increased sales and the full utilization of our factory. Direct materials related to product sales were $1,648,000 for the six months ended June 30, 2015, which is 62% of product sales. We are currently offering promotions and discounts in order to penetrate new markets. While these promotions and discounts have proved effective in building our brand and acquiring new customers, our gross margins have been negatively impacted. Long term we anticipate substantial improvements in gross margins for product sales.
Research, development and manufacturing operations. Research, development and manufacturing operations costs were $3,371,000 for the six months ended June 30, 2015 compared to $8,152,000 for the six months ended June 30, 2014, a decrease of $4,781,000. The primary reason for the decrease is due to the segregation and creation of a new line item in our statement of operations added during 2015, Cost of revenues, which was $4,154,000 for the six months ended June 30, 2015. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. Research, development and manufacturing operations costs also include costs related to technology development and governmental contracts. The following factors contributed to the decrease in research, development, and manufacturing operations expenses during the six months ended June 30, 2015:

1.
Materials and Equipment Related expenses decreased $2,454,000 for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The decrease is due to the fact that materials costs are included in the Cost of revenues line item for the six months ended June 30, 2015.

2.
Personnel related expenses decreased $1,096,000 as compared to the second half of 2014. The overall decrease in personnel related costs was primarily due to direct labor that is included in the Cost of revenues line item for the six months ended June 30, 2015.

3.
Consulting and Contract Services decreased by $659,000 from the six months ended June 30, 2014. The decrease in expense as compared to the second half of 2014 was primarily attributed to the termination of the consulting services contract with TFGR, effective March 31, 2014 and product design fees during the six months ended June 30, 2014 that were non-recurring.

4.
Facility Related Expenses decreased $585,000 during the six months ended June 30, 2015. The decrease is due to the fact that some overhead costs are included in the Cost of Revenue line item for the six months ended June 30, 2015.

Selling, general and administrative. Selling, general and administrative expenses were $6,363,000 for the six months ended June 30, 2015 compared to $6,188,000 for the six months ended June 30, 2014, an increase of $175,000. The following factors contributed to the increase in selling, general, and administrative expenses during the six months ended June 30, 2015:

1.
Personnel related costs increased $973,000 during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. $65,000 of this increase was related to non-cash stock compensation expense. The overall increase in personnel related costs was due to additional sales and management personnel hired subsequent to June 30, 2014 in order to facilitate our expected increase in sales.

2.
Marketing and related expenses decreased $395,000 during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. During the first half of 2014, the Company implemented aggressive marketing and advertising campaigns in order to build our brand, which included television advertisements, print advertisements, and trade shows. During the first half of 2015, the Company did not incur the same level of advertising and marketing related expenses as the first half of 2014.

3.
Consulting and contract services decreased $469,000 during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The decrease was due to decreased staffing costs associated with our retail kiosks. Management expects this expense to be lower during 2015 as compared to 2014 due to the lower number of retail kiosks in operation during 2015.

Other Income / (Expense), net. Other Income / (Expense) was $15,277,000 net expense for the six months ended June 30, 2015 compared to $3,719,000 net expense for the six months ended June 30, 2014, an increase of $11,558,000. The following factors contributed to the increase in other income/(expense) during the six months ended June 30, 2015:

1.
Interest Expense increased $14,960,000 as compared the second half of 2014. The increase is due to non-cash interest expense and amortization of debt discounts related to the Notes, Series D Preferred Stock, and Series D-1 Preferred Stock. The non-cash portion of interest expense for the six months ended June 30, 2015 was $14,949,000.

2.
Loss on Extinguishment of liabilities increased $2,163,000 as compared to the six months ended June 30, 2014. This non-cash expense is a result of the extinguishment of liabilities related to the Notes, Series D Preferred Stock, and Series D-1 Preferred Stock. Management expects these non-cash expenses to continue throughout 2015 due to our November 2014 financing transaction.

3.	We incurred $909,000 in non-cash interest expense as a result of the liability classified warrants associated with the Series D-1 Preferred Stock. This was a one-time non-recurring expense.

4.
Change in fair value of derivative liabilities fluctuated $6,140,000 as compared to the second half of 2014, resulting in a net gain as of June 30, 2015. The fluctuation in this non-cash item relates to the change in fair value of our derivative liabilities associated with our warrant liabilities as well as our derivatives associated with the Notes.

Net Loss. Our Net Loss was $29,125,000 for the six months ended June 30, 2015 compared to a Net Loss of $19,189,000 for the six months ended June 30, 2014, an increase of $9,936,000.
The increase in Net Loss for the six months ended June 30, 2015 can be summarized in variances in significant account activity as follows:

Decrease (increase) to Net Loss For the Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
Revenues	1,048,000
Cost of Revenue	(4,154,000)
Research, development and manufacturing operations
Materials and Equipment Related Expenses	2,454,000
Personnel Related Expenses	1,096,000
Consulting and Contract Services	659,000
Facility Related Expenses	585,000
Other Miscellaneous Costs	(13,000)
Selling, general and administrative expenses
Personnel Related Expenses	(973,000)
Marketing Related Expenses	395,000
Legal Expenses	75,000
Public Company Costs	(135,000)
Consulting and Contract Services	469,000
Other Miscellaneous Costs	(6,000)
Depreciation and Amortization Expense	122,000
Other Income / (Expense)
Interest Expense	(14,960,000)
Other Income/Expense	334,000
Non-Cash Loss on Extinguishment of Liabilities	(2,163,000)
Deemed (non-cash) Interest Expense on Warrant Liability	(909,000)
Non-Cash Change in Fair Value of Derivative Liabilities	6,140,000
Increase to Net Loss	$(9,936,000)

Liquidity and Capital Resources
As of June 30, 2015, we had approximately $0.2 million in cash and cash equivalents, and $22.0 million in restricted cash.

On June 10, 2015, the Company entered into a securities purchase agreement with TFG Radiant for a private placement of a total of 1,000,000 shares of the Company’s common stock which resulted in gross proceeds of approximately $1,000,000 to the Company. The transaction closed on July 10, 2015. After the closing, TFG Radiant owned approximately 13.8% of the Company’s Common Stock.

On April 6, 2015, the Company entered into a securities purchase agreement with TFG Radiant for a private placement of a total of 1,000,000 shares of the Company’s common stock which resulted in gross proceeds of approximately $1,000,000 to the Company. The transaction closed on April 17, 2015.

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

On November 14, 2014, we entered into a securities purchase agreement (the "November 2014 Purchase Agreement") with one institutional and accredited investor (the "Investor"). Pursuant to the terms of the November 2014 Purchase Agreement, we sold to the Investor (i) $3,000,000 (3,000 shares) of Series D Convertible Preferred Stock (the "Series D Preferred Stock"), (ii) $32,000,000 original principal amount of senior secured convertible notes, and (iii) warrants (the "Warrants") to purchase up to 7,777,778 shares of our common stock, par value $0.0001 per share. The Financing closed on November 19, 2014. We received gross proceeds of approximately $4.5 million at closing. The remaining $30.5 million of gross proceeds from the Financing was deposited on the closing date by the Investor into restricted control accounts. $2.5 million of these restricted proceeds were released on December 22, 2014. Thereafter, additional funds from the control accounts shall be released to us (i) in connection with certain conversions of the Notes and redemptions of the Series D Preferred Stock, and (ii) up to $6 million in any 90 day period, provided that we meet certain equity conditions. The balance in the restricted bank account totals approximately $22 million at June 30, 2015.
We have continued PV production at our manufacturing facility. We do not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until we have fully implemented our new consumer products strategy. During the first half of 2015, we used $12.5 million in cash for operations. Other than the Notes described in the preceding paragraph, our primary significant long term obligation consists of a note payable of $5.9 million to a financial institution secured by a mortgage on our headquarters and manufacturing building in Thornton, Colorado. Total payments of $0.4 million, including principal and interest, will come due in the remainder of 2015. Additionally, the Company owes $1.1 million as of June 30, 2015 related to a litigation settlement reached in April 2014, which is being paid in equal installments over 40 months which began April 2014.
Additional projected product revenues are not anticipated to result in a positive cash flow position for the year 2015 overall. As such, cash liquidity sufficient for the year ending December 31, 2015 may require additional financing. We continue to accelerate sales and marketing efforts related to our consumer products strategy through increased hiring and expansion of our sales channels. We have begun activities related to securing additional financing through strategic or financial investors, but there is no assurance we will be able to raise additional capital on acceptable terms or at all. If our revenues do not increase rapidly, and/or additional financing is not obtained, we will be required to significantly curtail operations to reduce costs and/or sell assets. Such actions would likely have an adverse impact on our future operations.
Statements of Cash Flows Comparison of the Six Months Ended June 30, 2015 and 2014
For the six months ended June 30, 2015, our cash used in operations was $12.5 million compared to $12.4 million for the six months ended June 30, 2014, a increase of $0.1 million. The small increase is primarily the result of additional inventory purchased during the six months ended June 30, 2015. For the six months ended June 30, 2015, our cash used in investing activities was $0.2 million as compared to $0.3 million at June 30, 2014. During the six months ended June 30, 2015, negative operating cash flows of $12.5 million were funded through $2.5 million of funding received from issuances of preferred stock, $1.5 million of funding received from issuances of common stock to TFG Radiant, $6 million released from the control account, and the use of cash and cash equivalents held at December 31, 2014.
Contractual Obligations
The following table presents our contractual obligations as of June 30, 2015. Our long-term debt obligation is related to our building loan reflecting both principal and interest. Our purchase obligations include orders for equipment, inventory and operating expenses.

		Payments Due by Year (in thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$10,035	$1,351	$2,037	$1,387	$5,260
Operating lease obligations	26	26	—	—	—
Purchase obligations	3,658	3,658	—	—	—
Total	$13,719	$5,035	$2,037	$1,387	$5,260
Off Balance Sheet Transactions
As of June 30, 2015, we did not have any off balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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
Interest Rate Risk
Our exposure to market risks for changes in interest rates relates primarily to our cash equivalents. As of June 30, 2015, our cash equivalents consisted only of federally insured operating and savings accounts held with financial institutions. From time to time we hold money market funds, investments in U.S. government securities and high quality corporate securities. The primary objective of our investment activities is to preserve principal and provide liquidity on demand, while at the same time maximizing the income we receive from our investments without significantly increasing risk. The direct risk to us associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a change in interest rates will have a significant impact on our financial position, results of operations or cash flows.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (SEC) rules and forms. Our management, including our Chief Executive Officer and interim Principal Financial Officer, conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of June 30, 2015. Based on this evaluation, our Chief Executive Officer and interim Principal Financial Officer concluded that as of June 30, 2015, our disclosure controls and procedures were effective.
Changes in Internal Control over Disclosure and Reporting
There was no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On April 16, 2014, the parties settled the lawsuit where the Company agreed to pay Jefferies a total of $2.0 million in equal installments over 40 months. The Company has paid $300,000 during the 3 months ended June 30, 2015.
The Company records a liability in its financial statements for costs related to claims, including settlements and judgments, where the Company has assessed that a loss is probable and an amount can be reasonably estimated. The Company accrued $1.7 million, the net present value of the $2.0 million settlement, as of December 31, 2013. As of June 30, 2015, $616,000 was accrued for the long-term portion of this settlement and $517,000 was recorded as Accrued litigation settlement, current portion, in the Balance Sheets.

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

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits
A list of exhibits is found on page 33 of this report.

ASCENT SOLAR TECHNOLOGIES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of August, 2015.

ASCENT SOLAR TECHNOLOGIES, INC.

By:	/S/ VICTOR LEE
Lee Kong Hian (aka Victor Lee) President and Chief Executive Officer (Principal Executive Officer, acting Principal Financial Officer, and Authorized Signatory)

ASCENT SOLAR TECHNOLOGIES, INC.
EXHIBIT INDEX

Exhibit No.	Description
10.1	Securities Purchase Agreement, dated April 6, 2015, between the Company and TFG Radiant Investment Group Ltd. (filed as Exhibit 10.1 to our Current Report on Form 8-K April 7, 2015).

10.2	Securities Purchase Agreement, dated June 10, 2015, between the Company and TFG Radiant Investment Group Ltd. (filed as Exhibit 10.1 to our Current Report on Form 8-K June 15, 2015).

10.3	Amendment and Exchange Agreement dated July 22, 2015 (filed as Exhibit 10.1 to our Current Report on Form 8-K July 23, 2015).

10.4	Right to Receive Common Stock dated July 22, 2015 (filed as Exhibit 10.2 to our Current Report on Form 8-K July 23, 2015).

10.5*	Confidential settlement agreement and general release dated as of May 13, 2015 between the Company and William M. Gregorak

31.1*	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.