Form 10-Q
period 2015-09-30
Ascent Solar Technologies, Inc.
filed 2015-11-13
CIK 1350102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
 ______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 11, 2015, there were 93,101,628 shares of our common stock issued and outstanding.

ASCENT SOLAR TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q
Quarterly Period Ended September 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ASCENT SOLAR TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$619,282	$3,316,576
Restricted cash - short term	—	24,000,000
Trade receivables, net of allowance for doubtful accounts of $60,346 and $32,566, respectively	1,987,270	2,782,105
Inventories	4,489,195	2,427,212
Prepaid expenses and other current assets	1,104,466	2,660,384
Total current assets	8,200,213	35,186,277
Property, Plant and Equipment:	37,627,646	37,598,452
Less accumulated depreciation and amortization	(27,153,276)	(22,941,264)
	10,474,370	14,657,188
Other Assets:
Restricted cash - long term	—	4,001,880
Patents, net of amortization of $152,256 and $122,731, respectively	1,522,707	1,305,895
Investment in joint venture	—	320,000
Other non-current assets	114,250	449,142
	1,636,957	6,076,917
Total Assets	$20,311,540	$55,920,382
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$2,176,471	$1,569,746
Accrued expenses	2,044,974	2,934,246
Current portion of long-term debt	343,030	302,210
Current portion of convertible note payable, net of discount of $0 and $7,607,492, respectively	—	364,093
September 2015 fixed rate convertible notes	2,008,767	—
Investor Payable, net of discount of $105,995 and $0, respectively	6,235,871	—
Current portion of litigation settlement	528,962	493,732
Series D preferred stock, net of discount of $0 and $1,194,222, respectively	—	224,778
Short term embedded derivative liabilities	—	4,427,011
Make-whole dividend liability	849,560	849,560
Total current liabilities	14,187,635	11,165,376
Accrued Litigation Settlement, net of current portion	479,517	880,760
Long-Term Debt	5,524,889	5,764,965
Long-Term Convertible Note, net of discount of $0 and $22,930,946, respectively	—	1,097,469
Warrant Liability	—	15,866,667
Long Term Embedded Derivative Liabilities	—	13,344,155
Accrued Warranty Liability	214,000	136,000
Commitments and Contingencies (Notes 4 & 14)
Stockholders’ (Deficit) Equity:
Series A preferred stock, $.0001 par value; 750,000 shares authorized and issued; 212,390 shares and 212,390 shares outstanding as of September 30, 2015 and December 31, 2014, respectively ($2,548,680 Liquidation Preference)	21	21
Common stock, $0.0001 par value, 450,000,000 shares authorized; 71,641,574 and 18,211,104 shares issued and outstanding, respectively	7,164	1,821
Additional paid in capital	334,420,958	306,947,144
Accumulated deficit	(334,522,644)	(299,283,996)
Total stockholders’ (deficit) equity	(94,501)	7,664,990
Total Liabilities and Stockholders’ (Deficit) Equity	$20,311,540	$55,920,382
The accompanying notes are an integral part of these condensed consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenues*	$1,253,056	$1,136,732	$4,144,919	$2,980,175
Costs and Expenses:
Cost of revenues (exclusive of depreciation shown below)	2,291,571	—	6,445,282	—
Research, development and manufacturing operations (exclusive of depreciation shown below)	1,731,670	5,077,041	5,102,379	13,236,528
Selling, general and administrative (exclusive of depreciation shown below)	2,872,114	3,937,358	9,235,606	10,117,197
Depreciation and amortization	1,391,947	1,505,234	4,244,349	4,480,662
Total Costs and Expenses	8,287,302	10,519,633	25,027,616	27,834,387
Loss from Operations	(7,034,246)	(9,382,901)	(20,882,697)	(24,854,212)
Other Income/(Expense)
Other Income/(Expense), net	(94,983)	5	(60,294)	(299,023)
Interest expense	(3,580,371)	(139,169)	(18,788,664)	(387,568)
Deemed interest expense on warrant liability	—	—	(909,092)	—
Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net	4,596,398	(2,725,499)	5,402,099	(5,896,627)
Total Other Income/(Expense)	921,044	(2,864,663)	(14,355,951)	(6,583,218)
Net Loss	$(6,113,202)	$(12,247,564)	$(35,238,648)	$(31,437,430)
Deemed dividend on Preferred Stock and accretion of warrants	—	—	—	(8,087,500)
Net Loss applicable to common stockholders	$(6,113,202)	$(12,247,564)	$(35,238,648)	$(39,524,930)

Net Loss Per Share (Basic and diluted)	$(0.11)	$(1.09)	$(0.64)	$(4.55)
Weighted Average Common Shares Outstanding (Basic and diluted)	56,610,051	11,277,895	55,279,811	8,688,396
* Includes related party revenue of $8,050 for the nine months ended September 30, 2014.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Operating Activities:
Net loss	$(35,238,648)	$(31,437,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,244,349	4,480,662
Share based compensation	689,911	633,396
Amortization of financing costs to interest expense	345,264	—
Non-cash interest expense	1,398,874	—
Amortization of debt discount	16,520,326	—
Non-cash Preferred C Penalty Shares	—	300,000
Loss on Note Receivable	99,000	—
Loss on Joint Venture	120,000	—
Accrued litigation settlement	(366,013)	173,498
Deemed interest expense on warrant liability	909,092	—
Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net	(5,402,099)	5,896,627
Bad debt expense	77,524	—
Changes in operating assets and liabilities:
Accounts receivable	717,311	(796,666)
Related party receivables and deposits	—	(113,078)
Inventories	(2,061,983)	(195,323)
Prepaid expenses and other current assets	644,828	(1,382,429)
Accounts payable	606,725	1,224,737
Accrued expenses	(889,272)	746,451
Warranty reserve	78,000	43,063
Net cash used in operating activities	(17,506,811)	(20,426,492)
Investing Activities:
Purchase of property, plant and equipment	(29,194)	(67,154)
Note Receivable	—	(171,000)
Interest income on restricted cash	(49,446)	—
Patent activity costs	(246,337)	(362,776)
Net cash used in investing activities	(324,977)	(600,930)
Financing Activities:
Payment of debt financing costs	(416,250)	—
Repayment of debt	(199,256)	(210,465)
Proceeds from convertible notes	2,000,000	—
Changes in restricted cash	9,250,000	—
Proceeds from issuance of stock and warrants	4,500,000	18,906,637
Net cash provided by financing activities	15,134,494	18,696,172
Net change in cash and cash equivalents	(2,697,294)	(2,331,250)
Cash and cash equivalents at beginning of period	3,316,576	3,318,155
Cash and cash equivalents at end of period	$619,282	$986,905
Supplemental Cash Flow Information:
Cash paid for interest	$347,138	$384,612
Non-Cash Transactions:
Non-cash conversions of preferred stock and convertible notes to equity	$14,221,926	$13,025,345
Make-whole provision on convertible preferred stock	$—	$8,087,500

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

NOTE 2. BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements have been derived from the accounting records of Ascent Solar Technologies, Inc., Ascent Solar (Asia) Pte. Ltd., and Ascent Solar (Shenzhen) Co., Ltd. (collectively, "the Company") as of September 30, 2015 and December 31, 2014, and the results of operations for the three and nine months ended September 30, 2015 and 2014. Ascent Solar (Shenzhen) Co., Ltd. is wholly owned by Ascent Solar (Asia) Pte. Ltd., which is wholly owned by Ascent Solar Technologies, Inc. All significant inter-company balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.
The Company’s activities from inception through December 31, 2014 consisted substantially of raising capital, research and development, establishment and development of the Company's production plant, product development and establishing sales channels for its line of consumer products which is sold under the EnerPlex™ brand. Revenues from inception through December 31, 2014 had been primarily generated from the Company’s governmental research and development contracts until EnerPlex branded products began to sell in higher volumes in 2014. During this time period the Company's primary focus was not generating significant revenue, and thus cost of revenue was not considered a relevant number due to the development nature of the Company. As such, the majority of the Company's costs were considered to be research and development costs from inception through December 31, 2014. Beginning in 2015, due to the success of EnerPlex branded products, the Company's primary focus going forward is to build on the Company's past results and to significantly increase our revenues. As the Company's primary focus is increasing revenues by utilizing and expanding the sales channels established during prior years, the Company has determined that cost of revenue is a relevant number going forward. As such, the Company has included a Cost of revenues line item in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015.
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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

NOTE 4. LIQUIDITY AND CONTINUED OPERATIONS
In February 2015, the Company completed the sale of 2,500 shares of Series D-1 preferred stock in a private placement for gross proceeds of $2.5 million. The transaction closed on February 25, 2015.
On April 6, 2015, the Company entered into a securities purchase agreement with TFG Radiant for a private placement of a total of 1,000,000 shares of the Company’s common stock which resulted in gross proceeds of approximately $1,000,000 to the Company. The transaction closed on April 17, 2015.

On June 10, 2015, the Company entered into a securities purchase agreement with TFG Radiant for a private placement of a total of 1,000,000 shares of the Company’s common stock which resulted in gross proceeds of approximately $1,000,000 to the Company. The transaction closed on July 10, 2015. Immediately after the closing, TFG Radiant owned approximately 13.8% of the Company’s Common Stock.
On November 14, 2014, the Company entered into a securities purchase agreement (the "November 2014 Purchase Agreement") with one institutional and accredited investor (the "Investor"). Pursuant to the terms of the November 2014 Purchase Agreement, the Company sold to the Investor (i) $3,000,000 (3,000 shares) of Series D Convertible Preferred Stock (the "Series D Preferred Stock"), and (ii) $32,000,000 original principal amount of senior secured convertible notes (the "Notes"). On September 4, 2015, the Company entered into a Cancellation and Waiver Agreement (the “Cancellation Agreement”), between the Company and the Investor. Pursuant to the Cancellation Agreement, the Company has agreed to retire all $21.2 aggregate principal amount of its currently outstanding Notes. As of September 30, 2015, our outstanding liability to the Investor is $6.2 million. See Note 9 for further information related to the Cancellation Agreement and see Note 16 for information related to an amendment to the Cancellation Agreement which occurred subsequent to September 30, 2015.

On September 4, 2015, the Company entered into a note purchase agreement between the Company and two accredited investors (the “Lenders”). Pursuant to the new loan agreement, the Company issued to the Lenders $1.5 million original principal amount of secured subordinated convertible notes on September 4, 2015, and an additional $0.5 million original principal amount of secured subordinated convertible notes on September 28, 2015. See Note 10 for further information.
The Company has continued PV production at its manufacturing facility. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented its new consumer products strategy. During the nine months ended September 30, 2015 the Company used $17.5 million in cash for operations. The Company's primary significant long term cash obligation consists of a note payable of $5.9 million to a financial institution secured by a mortgage on its headquarters and manufacturing building in Thornton, Colorado. Total payments of $0.2 million, including principal and interest, will come due in the remainder of 2015. The Company owes $1.0 million as of September 30, 2015 related to a litigation settlement reached in April 2014, which is being paid in equal installments over 40 months which began in April 2014.
Additional projected product revenues are not anticipated to result in a positive cash flow position for the year 2015 overall and as of September 30, 2015 the Company has negative working capital. As such, cash liquidity sufficient for the year ending December 31, 2015 will require additional financing. Subsequent to September 30, 2015, the Company entered into a securities purchase agreement with a private investor (the "Private Investor") for the private placement of up to $2,800,000 of the Company’s newly designated Series E Convertible Preferred Stock (“Series E Preferred Stock”). Additionally on November 10, 2015, the Company and the Private Investor entered into a committed equity line purchase agreement (the “CEL Purchase Agreement”). Under the terms of the CEL Purchase Agreement, at its option the Company has the right to sell to the Private Investor, and the Private Investor is obligated to purchase from the Company, up to $32.2 million of the Company’s common stock, subject to certain limitations. See Note 16 for further information.
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

NOTE 5. PROPERTY, PLANT AND EQUIPMENT
The following table summarizes property, plant and equipment as of September 30, 2015 and December 31, 2014:

	As of September 30,	As of December 31,
	2015	2014
Building	$5,828,960	$5,828,960
Furniture, fixtures, computer hardware and computer software	480,976	475,266
Manufacturing machinery and equipment	31,317,710	31,227,523
Net depreciable property, plant and equipment	37,627,646	37,531,749
Manufacturing machinery and equipment in progress	—	66,703
Property, plant and equipment	37,627,646	37,598,452
Less: Accumulated depreciation and amortization	(27,153,276)	(22,941,264)
Net property, plant and equipment	$10,474,370	$14,657,188
The Company analyzes its long-lived assets for impairment, both individually and as a group, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
Depreciation expense for the three months ended September 30, 2015 and 2014 was $1,381,521 and $1,494,455, respectively. Depreciation expense for the nine months ended September 30, 2015 and 2014 was $4,212,012 and $4,456,145, respectively. Depreciation expense is recorded under “Depreciation and amortization expense” in the Condensed Consolidated Statements of Operations.

NOTE 6. INVENTORIES
Inventories consisted of the following at September 30, 2015 and December 31, 2014:

	As of September 30,	As of December 31,
	2015	2014
Raw materials	$1,074,520	$941,912
Work in process	888,542	335,275
Finished goods	2,526,133	1,150,025
Total	$4,489,195	$2,427,212

NOTE 7. DEBT
On February 8, 2008, the Company acquired a manufacturing and office facility in Thornton, Colorado, for approximately $5.5 million. The purchase was financed by a promissory note, deed of trust and construction loan agreement (the “Construction Loan”) with the Colorado Housing and Finance Authority (“CHFA”), which provided the Company borrowing availability of up to $7.5 million for the building and building improvements. In 2009, the Construction Loan was converted to a permanent loan pursuant to a Loan Modification Agreement between the Company and CHFA (the “Permanent Loan”). The Permanent Loan, collateralized by the building, has an interest rate of 6.6% and the principal will be amortized through its term to January 2028. The Company will incur a prepayment penalty if the Permanent Loan is prepaid prior to December 31, 2015. Further, pursuant to certain negative covenants in the Permanent Loan, the Company may not, among other things, without CHFA’s prior written consent (which by the terms of the deed of trust is subject to a reasonableness requirement): create or incur additional indebtedness (other than obligations created or incurred in the ordinary course of business); merge or consolidate with any other entity; or make loans or advances to the Company’s officers, shareholders, directors or employees. The outstanding balance of the Permanent Loan was $5,867,919 as of September 30, 2015.

As of September 30, 2015, future principal payments on long-term debt are due as follows:

2015	$102,955
2016	322,771
2017	344,730
2018	368,183
2019	393,232
Thereafter	4,336,048
$5,867,919

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
The fair value of these dividend liabilities, which are indexed to the Company's common stock, must be evaluated at each period end. The fair value measurements rely primarily on Company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The fair value determination required forecasting stock price volatility, expected average annual return and conversion date. During the nine months ended September 30, 2015, there was no change in the fair value of the make-whole liability from the fair value at December 31, 2014.
At September 30, 2015, there were 212,390 shares of Series A outstanding. At September 30, 2015, the Company was entitled to redeem the outstanding Series A preferred shares for $1.7 million, plus a make-whole amount of $0.8 million, payable in cash or common shares. The fair value of the make-whole dividend liabilities for the Series A preferred shares, which approximates cash value, was $0.8 million as of September 30, 2015.

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

Proceeds Received and Restricted Cash

The Company received gross proceeds of approximately $4.5 million at closing. The remaining $30.5 million of gross proceeds from the Financing was deposited on the closing date by the Investor into restricted control accounts. $2.5 million of these restricted proceeds were released on December 22, 2014 to the Company. Thereafter, additional funds from the control accounts shall be released to the Company (i) in connection with certain conversions of the Notes and redemptions of the Series D Preferred Stock, and (ii) up to $6 million in any 90 day period, provided that the Company meets certain equity conditions. During the nine months ended September 30, 2015, $9 million has been released to the Company.

Description of the Notes and Series D Preferred Stock

The Notes rank senior to the Company’s outstanding and future indebtedness, except for certain existing permitted indebtedness of the Company. The Notes are secured by a first priority perfected security interest in all of the Company’s and its subsidiaries’ current and future assets (including a pledge of the stock of the Company’s subsidiaries), other than those assets which already secure the Company’s existing permitted indebtedness. So long as any Notes remain outstanding, the Company and its subsidiaries will not incur any new indebtedness, except for permitted indebtedness under the Notes, or create any new encumbrances on the Company’s or its subsidiaries’ assets, except for permitted liens under the Notes. Under certain circumstances, subsidiaries of the Company will be required to guarantee the Company’s obligations under the Notes. The Series D Preferred Stock ranked pari passu with the Company’s existing Series A Preferred Stock with respect to dividends and rights upon liquidation. The Series D Preferred Stock ranked senior to the Company’s Common Stock with respect to dividends and rights upon liquidation. The Series D Preferred Stock ranked junior to all existing and future indebtedness. The Series D Preferred Stock was unsecured.

Unless earlier converted or redeemed, the Notes mature 42 months after the closing date (the “Maturity Date"), subject to the right of the Investors to extend the date under certain circumstances. The Series D Preferred Stock had no fixed maturity date or mandatory redemption date.

All amounts due under the Notes and the Series D Preferred Stock were convertible at any time, in whole or in part, at the option of the Investor into shares of Common Stock at a fixed conversion price, which was subject to adjustment for stock splits, stock dividends, combinations or similar events. The Notes and the Series D Preferred Stock were convertible into shares of Common Stock at the initial price of $2.25 per share (the "Conversion Price"). If and whenever on or after the closing date, the Company issued or sold any shares of Common Stock for a consideration per share (the "New Issuance Price"), less than a price equal to the Conversion Price in effect immediately prior to such issuance or sale (a "Dilutive Issuance"), then, immediately after such Dilutive Issuance, the Conversion Price then in effect would be reduced to an amount equal to the New Issuance Price.

The Company could redeem all, but not less than all, of the Notes or the Series D Preferred Stock at any time after 30 calendar days after the earlier of (A) the date that a resale registration statement for the resale of a portion of the Common Stock underlying the Notes and Warrants becomes effective or (B) the date that the shares of Common Stock underlying the Notes and Warrants are eligible for resale under Rule 144, provided that the Company met certain equity conditions. In the case of an optional redemption of Notes or Series D Preferred Stock by the Company, the Notes would have been redeemed in cash at a price with a redemption premium of 120% calculated by the formula specified in the Notes and the Series D Preferred Stock. The Company would have been required to provide holders of the Notes or Series D Preferred Stock with at least 90 trading days prior notice of its election to redeem the Notes or the Series D Preferred Stock.

The Investor had the option to convert a portion of the Notes or the Series D Preferred Stock into shares of Common Stock at an “Alternate Conversion Price” equal to the lowest of (i) the Conversion Price then in effect and (ii) 85% of the quotient of the sum of the volume-weighted average price of the Common Stock for each of the three lowest trading days during the ten consecutive trading day period ending and including the trading day immediately prior to the date of the applicable conversion date, divided by three. During the nine months ended September 30, 2015, the Investor exercised their option to convert $2,305,000 of Notes value at an Alternate Conversion Price resulting in the issuance of 8,318,690 Common Shares.

The Company had agreed to make amortization payments with respect to the principal amount of the Notes and the liquidation value of the Series D Preferred Stock in shares of its Common Stock, subject to the satisfaction of certain equity conditions, or at the Company’s option, in cash or a combination of shares of Common Stock and cash, in equal installments payable once every month. Per the terms of the Financing, the Company was required to make pre-payments on the monthly amortization payments twenty trading days prior to the installment due date. During the nine months ended September 30, 2015, the Company made installment payments towards the Series D Preferred Stock totaling $565,341, resulting in the issuance of 1,465,972 shares of common stock. Amortization payments were first applied to the redemption of shares of Series D Preferred Stock until all shares of the Series D Preferred Stock were redeemed. Thereafter, amortization payments were applied to pay principal and interest on the Notes. During the nine months ended September 30, 2015, the Company made installment payments towards the Notes totaling $3,703,293, resulting in the issuance of 21,424,686 shares of common stock.

For amortization payments paid in shares of Common Stock, the number of shares of Common Stock that were issued as an installment conversion amount was determined based on an installment conversion price (the “Installment Conversion Price") of the lowest of (i) the Conversion Price then in effect and (ii) 85% of the quotient of (A) the sum of the volume-weighted average price of the Common Stock for each of the five lowest trading days during the 20 consecutive trading day period ending and including the trading day immediately prior to the applicable installment date, divided by five.

The Company classified the Series D Preferred Stock as a liability pursuant to ASC 480 at December 31, 2014 due to the structure of the financing agreement, whereby the Company had an unconditional obligation that the Company settled by issuing a variable number of common shares with a monetary value that was fixed and known at inception. There are 0 shares of Series D Preferred Stock outstanding as of September 30, 2015.

The Investor could elect to defer the payment of the installment amount due on any installment dates, in whole or in part, to another installment date, in which case the amount deferred became part of such subsequent installment date and continued to accrue interest and dividends as applicable. During an installment period, the Investor could elect to accelerate the amortization of the Notes or the Series D Preferred Stock at the Installment Conversion Price of the current installment date if, in the aggregate, all such accelerations in such period did not exceed five times the installment amount. Such accelerated amounts were payable in the Company’s common stock. During the nine months ended September 30, 2015, the Investor elected to defer $1,707,317 of amortization payments to a later installment date. As a result of the deferral, $351,899 of interest expense was added to the principal balance of the Notes. During the nine months ended September 30, 2015, the Investor elected to accelerate $5,145,375 of the Notes, resulting in the issuance of 12,651,059 shares of common stock.
The Notes bore interest at a rate of 7% per annum, subject to increase to 15% per annum upon the occurrence and continuance of an event of default. Holders of the Series D Preferred Stock were entitled to receive dividends in the amount of 7% per annum, subject to increase to 15% per annum upon the occurrence and continuance of certain events of default. Interest on the Notes and dividends on the Series D Preferred Stock were payable monthly in shares of Common Stock or cash, at the Company’s option. Interest on the Notes and dividends on the Series D Preferred Stock was computed on the basis of a 360-day year and twelve 30-day months and was payable in arrears monthly and was compounded monthly. During the nine months ended September 30, 2015, the Company paid dividends in the amount of $3,572 on the Series D Preferred Stock, resulting in the issuance of 11,241 shares of common stock, and interest in the amount of $984,632 on the Note, resulting in the issuance of 3,420,461 shares of common stock.

The Notes and the Series D Preferred Stock contained standard and customary events of default including but not limited to: (i) failure to make payments when due under the Notes and the Series D Preferred Stock; (ii) bankruptcy or insolvency of the Company; and (iii) certain failures (in the case of the Notes) to comply with the requirements under the registration rights agreement. If there was an event of default, a holder of the Notes or the Series D Preferred Stock could require the Company to redeem all or any portion of the Notes or the Series D Preferred Stock (including all accrued and unpaid interest and dividends and all interest and dividends that have accrued through the Maturity Date), in cash, at a price equal to the greater of: (i) up to 125% of the amount being redeemed, depending on the nature of the default, and (ii) the product of (A) the conversion rate in effect at such time multiplied by (B) the product of (1) up to 125%, depending on the nature of the default, multiplied by (2) the highest closing sale price of the Common Stock on any trading day during the period beginning on the date immediately before the event of default and ending on the date of redemption. Additionally, if there was an event of default, a holder of the Notes or the Series D Preferred Stock could convert all or any portion of the Notes or the Series D Preferred Stock into shares of Common Stock. In such event, the conversion price would have been the lowest of (i) the Conversion Price then in effect and (ii) 85% of the quotient of (A) the sum of the volume-weighted average price of the Common Stock for each of the three lowest trading days during the 10 consecutive trading day period ending and including the trading day immediately prior to the date of the applicable conversion date, divided by three.

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

Cancellation of the Notes

On September 4, 2015, the Company entered into a Cancellation and Waiver Agreement (the “Cancellation Agreement”) with the Investor. Pursuant to the Cancellation Agreement, the Company agreed to retire all $21.2 million outstanding Notes as of September 4, 2015. Under the terms of the Cancellation Agreement, the Company will pay the Investor an aggregate of $25.1 million to retire all $21.2 million aggregate principal amount of Notes outstanding as of September 4, 2015. $18.8 million was paid immediately to the Investor and was funded from the Company’s restricted control account relating to the Notes. The remaining $6.3 million (the "Investor Payable") will be paid in two installments; $2.4 million will be due in late October 2015 and $3.9 million will be due in early December 2015.

Upon the full payment of the Investor Payable, all of the Notes shall cease to be outstanding and the security interest in substantially all of the Company’s assets (other than the Company’s Thornton, Colorado real estate assets which currently secures other outstanding indebtedness) securing the Notes will be released. The Cancellation Agreement provides that there will be no further issuances of the Company’s common stock in connection with payments on or conversions of the Notes so long as the Company does not default in making the required payments of the Investor Payable. If the Company does not pay the Investor Payable, the Investor may convert the remaining outstanding portion of the Notes into shares of Common Stock using a conversion price calculated as 85% of the price computed as the quotient of the sum of the three lowest volume-weighted average prices of the Common Stock during the sixty consecutive trading day period ending and including the trading day immediately preceding the delivery or deemed delivery of the applicable Exchange Notice, divided by three.

The Investor Payable is convertible only upon an event of default, as defined, and upon an event of default, the Investor Payable becomes share-settled debt that is subject to ASC 480.  As a result, the Company recorded the Investor Payable at fair value as of September 4, 2015 and will amortize the debt discount to Interest expense over the three-month term of the payable. As of September 30, 2015, the Investor Payable was $6.2 million, net of discount.

The terms of the Cancellation Agreement were amended subsequent to September 30, 2015. Refer to Note 16. Subsequent Events for further information.

A net loss on extinguishment of the Notes and related embedded derivative of $11.6 million was recorded to "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2015.

Description of Series D-1 Preferred Stock
On February 19, 2015, the Company entered into a securities purchase agreement to issue 2,500 shares of Series D-1 Preferred Stock to an investor in exchange for $2,500,000. The proceeds were received on the closing date, February 25, 2015.
All amounts due under the Series D-1 Preferred Stock were convertible at any time, in whole or in part, at the option of the investor into shares of Common Stock at a fixed conversion price, which was subject to adjustment for stock splits, stock dividends, combinations or similar events. The Series D-1 Preferred Stock were convertible into shares of Common Stock at the initial price of $2.31 per share. If and whenever on or after the closing date, the Company issues or sells any shares of Common Stock for a consideration per share, less than a price equal to the conversion price in effect immediately prior to such issuance or sale, then, immediately after such dilutive issuance, the conversion price then in effect shall be reduced to an amount equal to the new issuance price.
The investor had the option to convert a portion of the Series D-1 Preferred Stock into shares of Common Stock at a “D-1 Alternate Conversion Price” equal to the lowest of (i) $2.31 per share and (ii) 85% of the lowest volume-weighted average price of the Common Stock on any trading day during the five consecutive trading day period ending and including the trading day immediately prior to the date of the applicable conversion date. During the nine months ended September 30, 2015, the investor exercised their option to convert 2,500 Preferred Shares, representing a value of $2,500,000, at a D-1 Alternate Conversion Price resulting in the issuance of 2,305,824 Common Shares.

Holders of the Series D-1 Preferred Stock were entitled to receive dividends in the amount of 7% per annum, subject to increase to 15% per annum upon the occurrence and continuance of certain events of default. Dividends on the Series D-1 Preferred Stock were payable monthly in shares of Common Stock or cash, at the Company’s option. Dividends on the Series D-1 Preferred Stock were computed on the basis of a 360-day year and 12 30-day months and were payable in arrears monthly and were compounded monthly. During the nine months ended September 30, 2015, the Company paid dividends in the amount of $6,944 on the Series D-1 Preferred Stock, resulting in the issuance of 3,896 shares of common stock.
The Company classified the Series D-1 Preferred Stock as a liability pursuant to ASC 480 on the closing date due to the structure of the financing agreement, whereby the Company had an unconditional obligation that the Company may settle by issuing a variable number of common shares with a monetary value that is fixed and known at inception. There are 0 shares of Series D-1 Preferred Stock outstanding as of September 30, 2015.
Pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion options in the Series D-1 Preferred Stock were deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. At closing, a derivative liability and a corresponding debt discount in the amount of $3.4 million was recorded. The debt discount of $3.4 million was charged to interest expense. As of September 30, 2015, the value of the derivative liability associated with the Series D-1 Preferred Stock is $0 as the Series D-1 Preferred Stock was fully converted as of September 30, 2015.

A net gain of $2.7 million was recorded to "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2015 upon extinguishment of the D-1 Preferred Stock liability and the related embedded derivative.

Embedded derivative associated with the Series D Preferred Stock

Pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion options in the Series D Preferred Stock were deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. At December 31, 2014, the derivative liability value associated with the Series D Preferred Stock was $0.4 million. As of September 30, 2015, the value of the derivative liability associated with the Series D Preferred Stock is $0 as the Series D Preferred Stock was fully converted as of September 30, 2015. A gain of $0.4 million was recorded to "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2015.

Description of the Warrants Associated with the Notes and Series D Preferred Stock, and Series D-1 Preferred Stock

The warrants associated with the Notes and Series D Preferred Stock ("November Warrants") entitled the Investor to purchase, in the aggregate, up to 7,777,778 shares of Common Stock. The November Warrants were exercisable at any time on or after the six month anniversary of the closing date through the fifth anniversary of such date. The November Warrants were exercisable at an initial exercise price equal to $2.25 per share. The warrants associated with the Series D-1 Preferred Stock (the "February Warrants") entitled the Investor to purchase, in the aggregate, up to 541,126 shares of Common Stock. The February Warrants were exercisable at any time on or after the six month anniversary of the closing date through the fifth anniversary of such date. The February Warrants were exercisable at an initial exercise price equal to $2.31 per share. The exercise price of the November and February Warrants was subject to adjustment for stock splits, stock dividends, combinations or similar events. In addition, the exercise price was also subject to a “full ratchet” anti-dilution adjustment, subject to customary exceptions, in the event that the Company issued securities at a price lower than the then applicable exercise price.

On July 22, 2015, the Company entered into an Amendment and Exchange Agreement (the “Exchange Agreement”), between the Company and the Investor. Pursuant to the Exchange Agreement, the November and February Warrants have been canceled, and the Company has issued to the Investor a right to receive a fixed number of shares of common stock of the Company in accordance with the terms of a Right to Receive Common Stock dated July 22, 2015 (the “Right”).

The Right obligates the Company to issue to the Investor (without the payment of any additional consideration) an aggregate of 8.3 million shares of Common Stock (the "Right Shares"). The Right is immediately exercisable for 1.5 million Right Shares. The Right is not exercisable for the remaining 6.8 million Right Shares until November 22, 2015. In the Exchange Agreement, the Holder has agreed to limit sales of the Right Shares (i) during the period until November 22, 2015 to 750,000 shares during any 30-day period, and (ii) during the six-month period from November 22, 2015 through May 22, 2016 to approximately 1.1 million shares during any 30-day period. During the three months ended September 30, 2015, the Investor has exercised their Right to receive and the Company has delivered 1,500,000 shares of common stock.

Pursuant to ASC 815, the Company was required to report the value of the November and February Warrants as a liability at fair value and record the changes in the fair value of the warrant liability as a gain or loss in its statement of operations due to the price-based anti-dilution provisions. The Company utilized the Monte Carlo simulation valuation method to value the liability classified warrants. At December 31, 2014, the value of the liability associated with the November Warrants was calculated to be $15.9 million. At February 25, 2015, the closing date of the February Warrants, the value of the liability associated with the February Warrants was calculated to be $0.9 million.

As a result of the Exchange Agreement and cancellation of the November and February warrants, a net gain on extinguishment of the warrant liability associated with the November and February Warrants of $13.9 million was recorded to "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2015.

The terms of the Exchange Agreement were amended subsequent to September 30, 2015. Refer to Note 16. Subsequent Events for further information.

The fair value of the February Warrants as of February 25, 2015 was determined using Level 3 inputs.  Inherent in the Monte Carlo valuation model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield.  The Company estimated the volatility of its common stock to be 69% based on the expected remaining life of the February Warrants, 5.50 years.  The risk-free interest rate of 1.47% is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the February Warrants. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

NOTE 10. SEPTEMBER 2015 CONVERTIBLE NOTES

On September 4, 2015, the Company entered into a note purchase agreement between the Company and the Lenders. Pursuant to the new loan agreement, the Company issued to the Lenders $1.5 million original principal amount of secured subordinated convertible notes on September 4, 2015, and an additional $0.5 million original principal amount of secured subordinated convertible notes on September 28, 2015 (collectively, the “September 2015 Convertible Notes”).

All amounts due under the September 2015 Convertible Notes are convertible at any time, in whole or in part, at the option of the Lenders into shares of Common Stock at a fixed conversion price, which is subject to adjustment for stock splits, stock dividends, combinations or similar events, of $0.12 per share (the “Conversion Price”). The Company, however, is prohibited from issuing shares of Common Stock pursuant to the September 2015 Convertible Notes unless stockholder approval of such issuance of securities is obtained as required by applicable NASDAQ listing rules. The Company intends to seek stockholder approval of such share issuances at a special stockholders meeting to be held in December 2015. This provision results in a contingent beneficial conversion feature that will be recognized when the contingency is resolved based on its intrinsic value at the commitment date.

There are no registration rights applicable to the September 2015 Convertible Notes. Accordingly, any shares of Common Stock issued upon conversion of the September 2015 Convertible Notes will be restricted and may only be sold in compliance with Rule 144 or in accordance with another exemption from registration.

Unless earlier converted or redeemed, the September 2015 Convertible Notes will mature on September 4, 2016 (the “Maturity Date”). The September 2015 Convertible Notes bear interest at a rate of 8% per annum. Principal and interest on the September 2015 Convertible Notes is payable on the Maturity Date.

The September 2015 Convertible Notes will be secured by a security interest in substantially all of the Company’s assets (other than the Company’s Thornton, Colorado real estate assets which currently secure other outstanding indebtedness). The security interest for the September 2015 Convertible Notes will be subordinated to the security interest securing the Investor Payable unless and until the Investor Payable is completely retired.

NOTE 11. STOCKHOLDERS’ EQUITY
Common Stock
At September 30, 2015, the Company had 450,000,000 shares of common stock, $0.0001 par value, authorized for issuance. Each share of common stock has the right to one vote. As of September 30, 2015, the Company had 71,641,574 shares of common stock outstanding. The Company has not declared or paid any dividends related to the common stock through September 30, 2015.
Preferred Stock
At September 30, 2015, the Company had 25,000,000 shares of preferred stock, $0.0001 par value, authorized for issuance. Preferred stock may be issued in classes or series. Designations, powers, preferences, rights, qualifications, limitations and restrictions are determined by the Company’s Board of Directors. 750,000 shares have been designated as Series A preferred stock, 2,000 shares have been designated for Series B-1 and B-2 preferred stock, 690 shares have been designated as Series C preferred stock, 3,000 shares have been designated as Series D preferred stock, and 2,500 shares have been designated as Series D-1 preferred stock. As of September 30, 2015, the Company had 212,390 shares of Series A preferred stock and no shares of Series B-1, Series B-2, Series C, Series D, or Series D-1 preferred stock outstanding. The Company has no declared unpaid dividends related to the preferred stock as of September 30, 2015.
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
The Series A Preferred Stock may be converted into shares of common stock at the option of the Company if the closing price of the common stock exceeds $11.60, as adjusted, for 20 consecutive trading days, or by the holder at any time. The Company has the right to redeem the Series A Preferred Stock at a price of $8.00 per share, plus any accrued and unpaid dividends, plus the make-whole amount (if applicable). At September 30, 2015, the preferred shares were not eligible for conversion to common shares at the option of the Company. The holder of the preferred shares may convert to common shares at any time, at no cost, at a ratio of 1 preferred share into 1 common shares (subject to standard ratable anti-dilution adjustments). Upon any conversion (whether at the option of the Company or the holder), the holder is entitled to receive any accrued but unpaid dividends and also any make-whole amount (if applicable). See Note 8. Make-Whole Dividend Liability.
During the nine months ended September 30, 2015, the holder of the Series A Preferred Shares converted 0 preferred shares into 0 shares of common stock.
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
Series D and Series D-1 Preferred Stock
Refer to Note 9. Convertible Note, Series D Preferred Stock, and Series D-1 Preferred stock for descriptions of Series D Preferred Stock, Series D-1 Preferred Stock, and Right Shares.

NOTE 12. EQUITY PLANS AND SHARE-BASED COMPENSATION
Share-Based Compensation: The Company measures share-based compensation cost at the grant date based on the fair value of the award and recognizes this cost as an expense over the grant recipients’ requisite service periods for all awards made to employees, officers, directors and consultants.
The share-based compensation expense recognized in the Condensed Consolidated Statements of Operations was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Share-based compensation cost included in:
Research and development	$63,094	$86,163	$217,300	$273,234
Selling, general and administrative	169,317	121,909	472,611	360,162
Total share-based compensation cost	$232,411	$208,072	$689,911	$633,396

The following table presents share-based compensation expense by type:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Type of Award:
Stock Options	$151,998	$99,802	$438,995	$315,342
Restricted Stock Units and Awards	80,413	108,270	250,916	318,054
Total share-based compensation cost	$232,411	$208,072	$689,911	$633,396

Stock Options: The Company recognized share-based compensation expense for stock options of $439,000 to officers, directors and employees for the nine months ended September 30, 2015 related to stock option awards ultimately expected to vest. The weighted average estimated fair value of employee stock options granted for the nine months ended September 30, 2015 and 2014 was $0.72 and $5.00 per share, respectively. Fair value was calculated using the Black-Scholes Model with the following assumptions:

	For the nine months ended September 30,
	2015	2014
Expected volatility	93%	94%
Risk free interest rate	2%	2%
Expected dividends	—	—
Expected life (in years)	5.9	6.0

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
As of September 30, 2015, total compensation cost related to non-vested stock options not yet recognized was $549,000 which is expected to be recognized over a weighted average period of approximately 1.9 years. As of September 30, 2015, 1,136,896 shares were vested or expected to vest in the future at a weighted average exercise price of $3.38. As of September 30, 2015, 3,722,267 shares remained available for future grants under the Option Plan.
Restricted Stock: In addition to the stock options discussed above, the Company recognized share-based compensation expense related to restricted stock grants of $251,000 for the nine months ended September 30, 2015. The weighted average estimated fair value of restricted stock grants for the nine months ended September 30, 2015 and 2014 was $1.11 and $7.10 per share, respectively.

Total unrecognized share-based compensation expense from unvested restricted stock as of September 30, 2015 was $85,000 which is expected to be recognized over a weighted average period of approximately 0.5 years. As of September 30, 2015, 99,258 shares were expected to vest in the future. As of September 30, 2015, 1,964,893 shares remained available for future grants under the Restricted Stock Plan.

NOTE 13. RELATED PARTY TRANSACTIONS
TFG Radiant owns approximately 8.2% of the Company's outstanding common stock as of September 30, 2015. In February 2012, the Company announced the appointment of Victor Lee as President and Chief Executive Officer. Mr. Lee had served on the Company's Board of Directors since November 2011 and is currently the managing director of Tertius Financial Group Pte Ltd, the joint venture partner with Radiant Group in TFG Radiant. In April 2012, the Company appointed the Chairman of TFG Radiant, Mr. Winston Xu (aka Xu Biao), as a member of its Board of Directors.
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
During nine months ended September 30, 2015, the Company made no disbursements to TFG Radiant. During the nine months ended September 30, 2015 and September 30, 2014, the Company recognized revenue in the amount of $0 and $8,050, respectively, for products sold to TFG Radiant under the supply agreement. As of September 30, 2015 and December 31, 2014, the Company had $0 and $0, respectively, in receivables and deposits with TFG Radiant.

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
On April 16, 2014, the parties settled the lawsuit where the Company agreed to pay Jefferies a total of $2.0 million in equal installments over 40 months. The Company has paid $450,000 during the nine months ended September 30, 2015.
The Company records a liability in its financial statements for costs related to claims, including settlements and judgments, where the Company has assessed that a loss is probable and an amount can be reasonably estimated. The Company accrued $1.7 million, the net present value of the $2.0 million settlement, as of December 31, 2013. As of September 30, 2015, $480,000 was accrued for the long-term portion of this settlement and $529,000 was recorded as Accrued litigation settlement, current portion, in the Condensed Consolidated Balance Sheets.
On June 30, 2014, the Company entered into a Service Agreement with Swyft, Inc. to sell consumer products through automated retail stores (kiosks), provide online and mobile retail channels through a website and mobile application, and provide visual and text based advertising through both physical and digital channels. Under the terms of the original agreement, the Company will provide financing to Swyft in the form of a three year 8% convertible note to purchase seventy five (75) automated retail stores at $4,500 per store, or a total of $337,500, from ZoomSystems, the manufacturer of automated retail machines. On June 3, 2015, the Company and Swyft entered into an amendment to the agreement which modified the total number of automated retail stores to 38 stores, and modified the convertible note to $171,000. The convertible loan financing for the thirty eight (38) automated retail stores of $171,000 was provided by the Company during the third quarter of 2014. The Service Agreement also required that the Company pay a one-time project set-up fee of $125,000 which was paid during the third quarter of 2014.

Effective July 26, 2015,  the Company terminated the Services Agreement with Swyft, Inc. pursuant to the terms outlined in the Services Agreement dated June 30, 2014. Negotiations between Swyft and the Company are ongoing regarding a settlement amount to be paid to the Company. As of September 30, 2015 the Company has determined that $99,000 of the convertible note is unrecoverable and has been expensed. Swyft has paid the Company $4,000 to date, which results in an outstanding convertible note balance of $68,000 as of September 30, 2015.

NOTE 15. JOINT VENTURE
On December 28, 2013, the Company entered into a definitive agreement for the establishment of a joint venture with the Government of the Municipal City of Suqian in Jiangsu Province, China (“Suqian”). The purpose of the joint venture was to build a factory located in Suqian to manufacture our proprietary photovoltaic modules. The Suqian joint venture project had progressed more slowly than originally anticipated due to a number of factors including short supply of needed technical skills in the Suqian area and other factors affecting the long term viability of the partnership. Accordingly, on August 5, 2015, Suqian and the Company mutually agreed to terminate the joint venture project.
The parties will liquidate the joint venture and distribute any available proceeds to the parties pro rata in accordance with the parties' contributions to the joint venture to date. The Company anticipates receiving approximately $200,000 in cash upon liquidation of the joint venture and has recorded a receivable in the Prepaid expenses and other current assets line item in the Condensed Consolidated Balance Sheets as of September 30, 2015. To date, the Company's contributions to the joint venture have consisted of (i) $320,000 in cash and (ii) certain technical and engineering consulting services. The Company does not anticipate having any material current or ongoing liabilities relating to the joint venture or its termination.

NOTE 16. SUBSEQUENT EVENTS

Amendment to the Cancellation Agreement

As described in Note 9, on September 4, 2015, the Company entered into a Cancellation and Waiver Agreement with the Investor. Pursuant to the Cancellation Agreement, the Company agreed to retire all $21.2 million outstanding Notes as of September 4, 2015. Pursuant to the terms of the Cancellation Agreement, on September 4, 2015 the Company retired approximately $14.9 million aggregate principal amount of the Notes in exchange for a payment of approximately $18.8 million. The remaining $6.3 million (the Investor Payable) was scheduled to be paid in two installments; $2.4 million on October 19, 2015 and $3.9 million on December 4, 2015.

On October 8, 2015, the parties entered into Amendment No. 1 (the “Amendment”) to the Cancellation Agreement. The Amendment provides that:

•	The Company will not make the October 19, 2015 payment to retire $2.4 million of the Investor Payable.

•	The December 4, 2015 payment has been modified. The Company now has agreed instead to make a payment of $2.8 million on December 20, 2015 in order to retire a $2.8 million of the Investor Payable.

•
An approximate $3.5 million portion of the Notes have been reinstated. This $3.5 million portion of the Notes shall remain outstanding with all its current and existing rights and terms including, without limitation, existing rights of conversion and redemption.

There will be no further issuances of the Company’s common stock in connection with payments on or conversions of the $2.8 million portion of the Investor Payable so long as the Company does not default in making the required payment on December 20, 2015. If the Company does not make such payment, then the $2.8 million uncancelled portion of the Notes would continue to remain outstanding with substantially all of its current existing terms and conditions.

Amendment to the Exchange Agreement

As described in Note 9, on July 22, 2015, the Company entered into an Exchange Agreement between the Company and the Investor. Pursuant to the Exchange Agreement, the November and February Warrants have been canceled, and the Company has issued to the Investor a right to receive a fixed number of shares of common stock of the Company in accordance with the terms of a Right to Receive Common Stock dated July 22, 2015 (the Right).

The Right obligated the Company to issue to the Investor (without the payment of any additional consideration) an aggregate of 8.3 million shares of Common Stock to the Investor. As of September 30, 2015, 1.5 million of such shares of Common Stock have been issued to the Investor. The remaining 6.8 million share portion of the Right had not been exercisable until November 22, 2015. In addition, the Investor had generally agreed to limit sales of the remaining 6.8 million shares to approximately 1.1 million shares during any 30-day period.

In the amendment to the Exchange Agreement, the parties agreed to eliminate such exercise and sale limitations. The remaining 6.8 million share portion of the Right is now currently exercisable and such shares will not be subject to such previous contractual restrictions on sales.

Series E Preferred Stock

On November 4, 2015 the Company entered into a securities purchase agreement with the Private Investor for the private placement of up to $2,800,000 of the Company’s newly designated Series E Convertible Preferred Stock.

On November 4, 2015, the Company sold and issued 1,000 shares of Series E Preferred Stock to the Private Investor in exchange for $1 million. The Company will sell and issue an additional 500 shares of Series E Preferred Stock to the Private Investor in exchange for $500,000 within one business day after the Company’s filing of a registration statement covering the re-sale of the common stock underlying the Series E Preferred Stock with the Securities and Exchange Commission. The Company will sell and issue an additional 1,300 shares of Series E Preferred Stock to the Private Investor in exchange for $1,300,000 upon the earlier of (i) December 19, 2015 or (ii) the effectiveness of the Company’s registration statement covering the re-sale of the common stock underlying the Series E Preferred Stock.

Holders of the Series E Preferred Stock will be entitled to dividends in the amount of 7.00% per annum, payable when, as and if declared by the Board of Directors in its discretion.

Shares of the Series E Preferred Stock (including the amount of any accrued and unpaid dividends thereon) will be convertible at the option of the holder into common stock at a variable conversion price equal to 80% of the average of the two lowest volume weighted average prices of the Company's common stock for the ten consecutive trading day period prior to the conversion date. If certain defined default events occur, then the conversion price would thereafter be reduced (and only reduced), to equal 70% of the average of the two lowest VWAPs of the Company's common stock for the twenty consecutive trading day period prior to the conversion date.

No shares of the Series E Preferred, however, may be converted into common stock unless and until the Company's stockholders approve the potential issuance of the conversion shares in accordance with applicable Nasdaq listing rules. The Company intends to seek such approval at a special meeting to be held in December 2015. If the Company's stockholders do not vote to approve such issuances of the Company's shares in accordance with such rule, then the shares of Series E Preferred Stock will not be convertible into shares of common stock.

The Company will issue 360,000 shares of common stock to the Private Investor as a commitment fee relating to the Series E Preferred Stock within one business day after the later of (i) the effectiveness of the Company’s registration statement covering the re-sale of the commitment fee shares and the common stock underlying the Series E Preferred Stock and (ii) the date the Company's stockholders approve the potential issuance of the commitment shares in accordance with applicable Nasdaq listing rules. If the Company's stockholders do not vote to approve such issuances of the Company's shares in accordance with such rule, then the commitment shares will not be issued.

At any time after March 31, 2016, the holder will have the option to redeem for cash all or any portion of the outstanding shares of the Series E Preferred Stock at a price per share equal to $1,250 plus any accrued but unpaid dividends thereon.

At any time after the third anniversary of the date of the initial issuance of Series E Preferred Stock, the Company will have the option to redeem for cash all outstanding shares of the Series E Preferred Stock at a price per share equal to $1,250 plus any accrued but unpaid dividends thereon.

Committed Equity Line Purchase Agreement

On November 10, 2015, the Company and the Private Investor entered into a committed equity line purchase agreement, together with a related registration rights agreement (the “CEL RRA”).

Under the terms and subject to the conditions of the CEL Purchase Agreement, at its option the Company has the right to sell to the Private Investor, and the Private Investor is obligated to purchase from the Company, up to $32.2 million of the Company’s common stock, subject to certain limitations, from time to time, over the 36-month period commencing on the date that a registration statement, which the Company has agreed to file with the SEC pursuant to the CEL RRA, is declared effective by the SEC.

The Company will not issue any shares of common stock pursuant to the CEL Purchase Agreement unless and until the Company's stockholders approve the potential issuance of the common stock thereunder in accordance with applicable Nasdaq listing rules. The Company intends to seek such approval at a special meeting to be held in December 2015. If the Company's stockholders do not vote to approve such issuances of the Company's shares in accordance with such rule, then no shares of common stock will be issued pursuant to the CEL Purchase Agreement.

From time to time, the Company may direct the Private Investor, at its sole discretion and subject to certain conditions, to purchase an amount (the “Purchase Amount”) of shares of common stock up to the lesser of (i) $1,000,000 (calculated using the per share price described below) or (ii) 300% of the average daily trading volume of the Company’s common stock over the preceding ten trading day period. The per share purchase price for shares of common stock to be sold by the Company under the CEL Purchase Agreement shall be equal to 80% of the average of the two lowest VWAPs of the common stock for the ten consecutive trading day period prior to the purchase date.

The Company may not direct the Private Investor to purchase shares of common stock more frequently than once each ten business days. The Company’s sales of shares of common stock to the Private Investor under the CEL Purchase Agreement are limited to no more than the number of shares that would result in the beneficial ownership by the Private Investor and its affiliates, at any single point in time, of more than 4.99% of the Company’s then outstanding shares of common stock.

As consideration for entering into the CEL Purchase Agreement, the Company has agreed to issue to the Private Investor 2,640,000 shares of common stock (the “Commitment Shares”). The Commitment Shares will be issued to the Private Investor in four increments commencing upon the later of (i) the date that a registration statement, which the Company has agreed to file with the SEC pursuant to the CEL RRA, is declared effective by the SEC and (ii) stockholder approval of the issuance of shares of common stock pursuant to the CEL Purchase Agreement in accordance with applicable Nasdaq listing rules.

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

Overview
We are a company formed to commercialize flexible photovoltaic modules using our proprietary technology. For the nine months ended September 30, 2015, we generated $4,145,000 of revenue. Our revenue from product sales was $3,853,000 and our revenue from government research and development contracts was $292,000.
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
Throughout 2013, we aggressively pursued new distribution channels for the EnerPlex™ brand; these activities have led to placement in a variety of high-traffic ecommerce venues such as www.walmart.com, www.bestbuy.com, www.amazon.com, www.newegg.com as well as many others including our own e-commerce platform at www.goenerplex.com. The April 2013 placement of EnerPlex products at Fry’s Electronics, a US West Coast consumer electronics retailer, represented our first domestic retail presence. EnerPlex products are carried in all of Fry’s 34 stores across 9 states. Each store is provided with EnerPlex branded merchandising assets to highlight the uniqueness of our product lines. In 2014 EnerPlex products launched in multiple online and brick-and-mortar partners; including BestBuy.com, 300 premium Verizon Wireless stores via partner The Cellular Connection (TCC) and 25 Micro Center stores across 16 states. In the third quarter of 2015, EnerPlex expanded its presence to 456 total TCC Verizon Wireless Premium retailers, adding 156 stores.
During the first quarter of 2015 we reached an agreement with EVINE Live, one of the premier home shopping networks with TV programming that reaches over 87 million US homes to begin selling EnerPlex products during their broadcasts. During the second quarter EnerPlex launched the Generatr S100 and select other products exclusively with EVINE, and in the third quarter the Generatr 1200 launched exclusively with EVINE for a limited period.
During the second quarter of 2015 EnerPlex launched its products into two world recognized retailers; including over 100 The Sports Authority stores nationwide, in addition to launching in select Cabela’s, “The World’s Foremost Outfitter”, stores and via Cabela’s online catalog. Internationally, EnerPlex products became available in the United Kingdom via the brand’s launch with 172 Maplin’s stores throughout the country. Subsequent to the close of the third quarter of 2015, EnerPlex launched with GovX, the premier online shopping destination for Military, Law Enforcement and Government agencies.
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
During 2014 our partner in the United Kingdom, The Solar Cloth Company, won an award in the BIPV category for their use of Ascent Solar’s modules in tensioned fabric applications; this application is an example of the high-volume opportunities which Ascent is positioned to take advantage of in the absence of other technologies which can match Ascent’s industry leading durability and power-to-weight ratio. During the second quarter of 2015, Ascent Solar began the supply of solar panels for commercial production of the Silent Falcon Unmanned Aircraft. Building on the Company's experience in UAV's (unmanned aerial vehicles) the Company announced, in the third quarter of 2015, a partnership with Bye Aerospace to develop a solar powered aircraft for the improved investigation of Mars.
At the end of the first quarter of 2015, we announced that six EnerPlex products were awarded accolades as Red Dot Design Award winners, recognizing both the aesthetic as well as functional design of the Jumpr Quad, Jumpr Stack 3/6/9, the Generatr 100 and the Generatr 1200. During the third quarter of 2015 the Generatr 100 won a Best of Show Award at the CTIA Super Mobility show in Las Vegas. Additionally in the third quarter of 2015 the Milpak E successfully completed MIL-STD-810G (Military Standard) testing and has been selected as a finalist for the upcoming R&D 100 Awards in two product categories, including the new "Market Disruptor" category.
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
On December 28, 2013, the Company entered into a definitive agreement for the establishment of a joint venture with the Government of the Municipal City of Suqian in Jiangsu Province, China (“Suqian”). The purpose of the joint venture was to build a factory located in Suqian to manufacture our proprietary photovoltaic modules. The Suqian joint venture project had progressed more slowly than originally anticipated due to a number of factors including short supply of needed technical skills in the Suqian area and other factors affecting the long term viability of the partnership. Accordingly, on August 5, 2015, Suqian and the Company mutually agreed to terminate the joint venture project.
The parties will liquidate the joint venture and distribute any available proceeds to the parties pro rata in accordance with the parties' contributions to the joint venture to date. The Company anticipates receiving approximately $200,000 in cash upon liquidation of the joint venture. To date, the Company's contributions to the joint venture have consisted of (i) $320,000 in cash and (ii) certain technical and engineering consulting services. The Company does not anticipate having any material current or ongoing liabilities relating to the joint venture or its termination.
Related Party Activity
In February 2012, we announced the appointment of Victor Lee as President and Chief Executive Officer. Mr. Lee had served on our Board of Directors since November 2011 and is currently the managing director of Tertius Financial Group Pte Ltd, the joint venture partner with Radiant Group, in TFG Radiant. In April 2012, we appointed the Chairman of TFG Radiant, Mr. Winston Xu (aka Xu Biao), as a member of our Board of Directors. TFG Radiant owns approximately 8.2% of our outstanding common stock as of September 30, 2015.
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
During nine months ended September 30, 2015, the Company made no disbursements to TFG Radiant. During the nine months ended September 30, 2015 and September 30, 2014, the Company recognized revenue in the amount of $0 and $8,050, respectively, for products sold to TFG Radiant under the supply agreement. As of September 30, 2015 and December 31, 2014, the Company held $0 and $0, respectively, in receivables and deposits with TFG Radiant.
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

In June 2014, FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915). Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders' equity; (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged; and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The standard is effective for the Company during the first quarter of 2015. Accordingly, the Company has adopted this standard for the three and nine months ended September 30, 2015 and has not disclosed inception-to-date information on the statements of income and cash flows and the Company has not labeled the financial statements as those of a development stage entity.
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

Results of Operations

The Company’s activities from inception through December 31, 2014 consisted substantially of raising capital, research and development, establishment and development of the Company's production plant, product development and establishing sales channels for its line of consumer products which is sold under the EnerPlex™ brand. Revenues from inception through December 31, 2014 had been primarily generated from the Company’s governmental research and development contracts until EnerPlex branded products began to sell in higher volumes in 2014. During this time period the Company's primary focus was not generating significant revenue, and thus cost of revenue was not considered a relevant number due to the development nature of the Company. As such, the majority of the Company's costs were considered to be research and development costs from inception through December 31, 2014. Beginning in 2015, due to the success of EnerPlex branded products, the Company's primary focus going forward is to build on the Company's past results and to significantly increase our revenues. As the Company's primary focus is increasing revenues by utilizing and expanding the sales channels established during prior years, the Company has determined that cost of revenue is a relevant number going forward. As such, the Company has included a Cost of revenues line item in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015.

Comparison of the Three Months Ended September 30, 2015 and 2014
Revenues. Our revenues were $1,253,000 for the three months ended September 30, 2015 compared to $1,137,000 for the three months ended September 30, 2014, an increase of $116,000. Revenues for the three months ended September 30, 2015 include $1,177,000 of product sales compared to $1,035,000 for the three months ended September 30, 2014, an increase of $142,000. The increase in product sales is a result of our expanded sales channel and new product offerings. Revenues earned on our government research and development contracts decreased by $26,000 during the three months ended September 30, 2015 to $76,000.

Cost of revenues. Our Cost of revenues for the three months ended September 30, 2015 was $2,292,000, which is comprised of Materials and Freight of $1,203,000, Direct Labor of $237,000, and Overhead of $852,000. Management believes our factory is currently significantly under-utilized, and a substantial increase in revenue would result in marginal increases to Direct Labor and Overhead. As such management’s focus going forward is to improve gross margin through increased sales and the full utilization of our factory. We are currently offering promotions and discounts in order to penetrate new markets. While these promotions and discounts have proved effective in building our brand and acquiring new customers, our gross margins have been negatively impacted. Long term we anticipate substantial improvements in gross margins for product sales.
Research, development and manufacturing operations. Research, development and manufacturing operations costs were $1,732,000 for the three months ended September 30, 2015 compared to $5,077,000 for the three months ended September 30, 2014, a decrease of $3,345,000. The primary reason for the decrease is due to the segregation and creation of a new line item in our statement of operations in the current quarter, Cost of revenues, which was $2,292,000 for the three months ended September 30, 2015. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. Research, development and manufacturing operations costs also include costs related to technology development and governmental contracts. The following factors contributed to the decrease in research, development, and manufacturing operations expenses during the three months ended September 30, 2015:

1.
Materials and Equipment Related expenses decreased $2,010,000 for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The decrease is due to the fact that materials costs are included in the Cost of revenues line item for the three months ended September 30, 2015.

2.
Personnel related expenses decreased $499,000 as compared to the third quarter of 2014. The overall decrease in personnel related costs was primarily due to direct labor that is included in the Cost of revenues line item for the three months ended September 30, 2015.

3.
Consulting and Contract Services decreased by $228,000 from the comparable quarter in the prior year. The decrease in expense as compared to the third quarter of 2014 was primarily attributed to product design fees during the three months ended September 30, 2014 that were non-recurring in 2015.

4.
Facility Related Expenses decreased $362,000 during the three months ended September 30, 2015. The decrease is due to the fact that some overhead costs are included in the Cost of Revenue line item for the three months ended September 30, 2015.

Selling, general and administrative. Selling, general and administrative expenses were $2,872,000 for the three months ended September 30, 2015 compared to $3,937,000 for the three months ended September 30, 2014, an decrease of $1,065,000. The following factors contributed to the decrease in selling, general, and administrative expenses during the three months ended September 30, 2015:

1.
Personnel related costs increased $391,000 during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. $47,000 of this increase was related to non-cash stock compensation expense. The overall increase in personnel related costs was due to additional sales and management personnel hired subsequent to September 30, 2014 in order to facilitate our expected increase in sales.

2.
Marketing and related expenses decreased $500,000 during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The decrease in Marketing and related expenses is due to the decrease in the number of retail kiosks as of September 30, 2015 as compared to September 30, 2014.

3.
Consulting and contract services decreased $537,000 during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The decrease was due to decreased staffing costs associated with our retail kiosks. Management expects this expense to be lower during 2015 as compared to 2014 due to the lower number of retail kiosks in operation during 2015.

4.
Legal expenses decreased $281,000 during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The primary reason for the decrease is due to a lower volume of financing transactions during the third quarter of 2015 as compared to the third quarter of 2014.

Other Income / (Expense), net. Other Income / (Expense) was $921,000 net other income for the three months ended September 30, 2015 compared to $2,865,000 net other expense for the three months ended September 30, 2014, an increase of $3,786,000. The following factors contributed to the increase in other income/(expense) during the three months ended September 30, 2015:

1.
Interest Expense increased $3,441,000 as compared the third quarter of 2014. The increase is due to non-cash interest expense and amortization of debt discounts related to the Notes. The non-cash portion of interest expense for the three months ended September 30, 2015 was $3,448,000.

2.
Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net fluctuated $7,322,000 as compared to the third quarter of 2014, resulting in a net gain as of September 30, 2015. The fluctuation in this non-cash item primarily relates to our extinguishments of our warrant liabilities and the Notes during the third quarter of 2015.

Net Loss. Our Net Loss was $6,113,000 for the three months ended September 30, 2015 compared to a Net Loss of $12,247,000 for the three months ended September 30, 2014, a decrease of $6,134,000.
The decrease in Net Loss for the three months ended September 30, 2015 can be summarized in variances in significant account activity as follows:

Decrease (increase) to Net Loss For the Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
Revenues	116,000
Cost of Revenue	(2,292,000)
Research, development and manufacturing operations
Materials and Equipment Related Expenses	2,010,000
Personnel Related Expenses	499,000
Consulting and Contract Services	228,000
Facility Related Expenses	362,000
Other Miscellaneous Costs	247,000
Selling, general and administrative expenses
Personnel Related Expenses	(391,000)
Marketing Related Expenses	500,000
Legal Expenses	281,000
Public Company Costs	173,000
Consulting and Contract Services	537,000
Other Miscellaneous Costs	(35,000)
Depreciation and Amortization Expense	113,000
Other Income / (Expense)
Interest Expense	(3,441,000)
Other Income/Expense	(95,000)
Non-Cash Change in Fair Value of Derivatives and Gain/Loss on Extinguishment of Liabilities, net	7,322,000
Decrease to Net Loss	$6,134,000

Comparison of the Nine Months Ended September 30, 2015 and 2014
Revenues. Our revenues were $4,145,000 for the nine months ended September 30, 2015 compared to $2,980,000 for the nine months ended September 30, 2014, an increase of $1,165,000. Revenues for the nine months ended September 30, 2015 include $3,853,000 of product sales compared to $2,700,000 for the nine months ended September 30, 2014, an increase of $1,153,000. The increase in product revenue is the result of our expanded sales channel and new product offerings. Revenues earned on our government research and development contracts increased by $11,000 during the nine months ended September 30, 2015 to $292,000.

Cost of revenues. Our Cost of revenues for the nine months ended September 30, 2015 was $6,445,000, which is comprised of Materials and Freight of $3,558,000, Direct Labor of $748,000, and Overhead of $2,139,000. Management believes our factory is currently significantly under-utilized, and a substantial increase in revenue would result in marginal increases to Direct Labor and Overhead. As such management’s focus going forward is to improve gross margin through increased sales and the full utilization of our factory. Direct materials related to product sales were $2,618,000 for the nine months ended September 30, 2015, which is approximately 68% of product sales. We are currently offering promotions and discounts in order to penetrate new markets. While these promotions and discounts have proved effective in building our brand and acquiring new customers, our gross margins have been negatively impacted. Long term we anticipate substantial improvements in gross margins for product sales.
Research, development and manufacturing operations. Research, development and manufacturing operations costs were $5,102,000 for the nine months ended September 30, 2015 compared to $13,236,000 for the nine months ended September 30, 2014, a decrease of $8,134,000. The primary reason for the decrease is due to the segregation and creation of a new line item in our statement of operations added during 2015, Cost of revenues, which was $6,445,000 for the nine months ended September 30, 2015. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. Research, development and manufacturing operations costs also include costs related to technology development and governmental contracts. The following factors contributed to the decrease in research, development, and manufacturing operations expenses during the nine months ended September 30, 2015:

1.
Materials and Equipment Related expenses decreased $4,463,000 for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The decrease is primarily due to the fact that materials costs are included in the Cost of revenues line item for the nine months ended September 30, 2015.

2.
Personnel related expenses decreased $1,599,000 as compared to the nine months ended September 30, 2015. The overall decrease in personnel related costs was primarily due to direct labor that is included in the Cost of revenues line item for the nine months ended September 30, 2015.

3.
Consulting and Contract Services decreased by $885,000 from the nine months ended September 30, 2014. The decrease in expense as compared to the first three quarters of 2014 was primarily attributed to the termination of the consulting services contract with TFGR, effective March 31, 2014 and product design fees during the nine months ended September 30, 2014 that were non-recurring in 2015.

4.
Facility Related Expenses decreased $947,000 during the nine months ended September 30, 2015. The decrease is due to the fact that some overhead costs are included in the Cost of Revenue line item for the nine months ended September 30, 2015.

Selling, general and administrative. Selling, general and administrative expenses were $9,235,000 for the nine months ended September 30, 2015 compared to $10,117,000 for the nine months ended September 30, 2014, a decrease of $882,000. The following factors contributed to the decrease in selling, general, and administrative expenses during the nine months ended September 30, 2015:

1.
Personnel related costs increased $1,360,000 during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. $112,000 of this increase was related to non-cash stock compensation expense. The overall increase in personnel related costs was due to additional sales and management personnel hired subsequent to September 30, 2014 in order to facilitate our expected increase in sales.

2.
Marketing and related expenses decreased $954,000 during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. During 2014, the Company implemented aggressive marketing and advertising campaigns in order to build our brand, which included television advertisements, print advertisements, and trade shows. During 2015, the Company did not incur the same level of advertising and marketing related expenses as 2014. Additionally, the decrease in the number of our retail kiosks operating during 2015 has contributed to the overall decrease in marketing and related expenses.

3.
Consulting and contract services decreased $1,006,000 during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The decrease was due to decreased staffing costs associated with our retail kiosks. Management expects this expense to be lower during 2015 as compared to 2014 due to the lower number of retail kiosks in operation during 2015.

4.
Legal expenses decreased $356,000 during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The decrease in legal expenses is due to litigation that occurred in 2014. During the first quarter of 2014 we incurred costs related to the Jefferies lawsuit and we have not incurred significant expenses related to any lawsuits during 2015.

Other Income / (Expense), net. Other Income / (Expense) was $14,356,000 net expense for the nine months ended September 30, 2015 compared to $6,583,000 net expense for the nine months ended September 30, 2014, an increase of $7,773,000. The following factors contributed to the increase in other income/(expense) during the nine months ended September 30, 2015:

1.
Interest Expense increased $18,401,000 as compared the nine months ended September 30, 2014. The increase is due to non-cash interest expense and amortization of debt discounts related to the Notes, Series D Preferred Stock, and Series D-1 Preferred Stock. The non-cash portion of interest expense for the nine months ended September 30, 2015 was $18,398,000.

2.	We incurred $909,000 in non-cash interest expense as a result of the liability classified warrants associated with the Series D-1 Preferred Stock. This was a one-time non-recurring expense.

3.
Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net fluctuated $11,299,000 as compared to the nine months ended September 30, 2014, resulting in a net gain as of September 30, 2015. The fluctuation in this non-cash item primarily relates to our extinguishments of our warrant liabilities and the Notes during the third quarter of 2015.

Net Loss. Our Net Loss was $35,238,000 for the nine months ended September 30, 2015 compared to a Net Loss of $31,437,000 for the nine months ended September 30, 2014, an increase of $3,801,000.
The increase in Net Loss for the nine months ended September 30, 2015 can be summarized in variances in significant account activity as follows:

Decrease (increase) to Net Loss For the Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
Revenues	1,165,000
Cost of Revenue	(6,445,000)
Research, development and manufacturing operations
Materials and Equipment Related Expenses	4,463,000
Personnel Related Expenses	1,599,000
Consulting and Contract Services	885,000
Facility Related Expenses	947,000
Other Miscellaneous Costs	239,000
Selling, general and administrative expenses
Personnel Related Expenses	(1,360,000)
Marketing Related Expenses	954,000
Legal Expenses	356,000
Public Company Costs	(3,000)
Consulting and Contract Services	1,006,000
Other Miscellaneous Costs	(71,000)
Depreciation and Amortization Expense	236,000
Other Income / (Expense)
Interest Expense	(18,401,000)
Other Income/Expense	239,000
Deemed (non-cash) Interest Expense on Warrant Liability	(909,000)
Non-Cash Change in Fair Value of Derivatives and Gain/Loss on Extinguishment of Liabilities, net	11,299,000
Increase to Net Loss	$(3,801,000)

Liquidity and Capital Resources
As of September 30, 2015, we had approximately $0.6 million in cash and cash equivalents

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

On November 14, 2014, we entered into a securities purchase agreement (the "November 2014 Purchase Agreement") with one institutional and accredited investor (the "Investor"). Pursuant to the terms of the November 2014 Purchase Agreement, we sold to the Investor (i) $3,000,000 (3,000 shares) of Series D Convertible Preferred Stock (the "Series D Preferred Stock"), (ii) $32,000,000 original principal amount of senior secured convertible notes. On September 4, 2015, the

Company entered into a Cancellation and Waiver Agreement (the “Cancellation Agreement”), between the Company and the Investor. Pursuant to the Cancellation Agreement, the Company has agreed to retire all $21.2 aggregate principal amount of its currently outstanding Notes. As of September 30, 2015, our outstanding liability to the Investor is $6.2 million (the "Investor Payable").

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
On September 4, 2015, we entered into a note purchase with two accredited investors (the “Lenders”). Pursuant to the new loan agreement, we issued to the Lenders $1.5 million original principal amount of secured subordinated convertible notes on September 4, 2015, and an additional $0.5 million original principal amount of secured subordinated convertible notes on September 28, 2015 (collectively, the “September 2015 Convertible Notes”).
We have continued PV production at our manufacturing facility. We do not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until we have fully implemented our new consumer products strategy. During the first half of 2015, we used $17.5 million in cash for operations. Our primary significant long term obligation consists of a note payable of $5.9 million to a financial institution secured by a mortgage on our headquarters and manufacturing building in Thornton, Colorado. Total payments of $0.2 million, including principal and interest, will come due in the remainder of 2015. Additionally, the Company owes $1.0 million as of September 30, 2015 related to a litigation settlement reached in April 2014, which is being paid in equal installments over 40 months which began April 2014.
Additional projected product revenues are not anticipated to result in a positive cash flow position for the year 2015 overall and as of September 30, 2015 the Company has negative working capital. As such, cash liquidity sufficient for the year ending December 31, 2015 will require additional financing. Subsequent to September 30, 2015, the Company entered into a securities purchase agreement with a private investor (the "Private Investor") for the private placement of up to $2,800,000 of the Company’s newly designated Series E Convertible Preferred Stock (“Series E Preferred Stock”). Additionally on November 10, 2015, the Company and the Private Investor entered into a committed equity line purchase agreement (the “CEL Purchase Agreement”). Under the terms of the CEL Purchase Agreement, at its option the Company has the right to sell to the Private Investor, and the Private Investor is obligated to purchase from the Company, up to $32.2 million of the Company’s common stock, subject to certain limitations.
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
Statements of Cash Flows Comparison of the Nine Months Ended September 30, 2015 and 2014
For the nine months ended September 30, 2015, our cash used in operations was $17.5 million compared to $20.4 million for the nine months ended September 30, 2014, a decrease of $2.9 million. The decrease is primarily due to the increase in sales and subsequent collection of accounts receivable, and a decrease in prepaid expenses during the nine months ended September 30, 2015. For the nine months ended September 30, 2015, our cash used in investing activities was $0.3 million as compared to $0.6 million at September 30, 2014. During the nine months ended September 30, 2015, negative operating cash flows of $17.5 million were funded through $2.5 million of funding received from issuances of preferred stock, $2 million of funding received from issuances of common stock to TFG Radiant, $9.5 million released from the control account, $2 million of funding received from the 2015 Convertible Notes, and the use of cash and cash equivalents held at December 31, 2014.
Contractual Obligations
The following table presents our contractual obligations as of September 30, 2015. Our long-term debt obligation is related to our building loan reflecting both principal and interest. Our purchase obligations include orders for equipment, inventory and operating expenses.

		Payments Due by Year (in thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$9,711	$1,351	$1,887	$1,387	$5,086
Operating lease obligations	53	53	—	—	—
Purchase obligations	2,696	2,696	—	—	—
Total	$12,460	$4,100	$1,887	$1,387	$5,086
Off Balance Sheet Transactions
As of September 30, 2015, we did not have any off balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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
Interest Rate Risk
Our exposure to market risks for changes in interest rates relates primarily to our cash equivalents. As of September 30, 2015, our cash equivalents consisted only of federally insured operating and savings accounts held with financial institutions. From time to time we hold money market funds, investments in U.S. government securities and high quality corporate securities. The primary objective of our investment activities is to preserve principal and provide liquidity on demand, while at the same time maximizing the income we receive from our investments without significantly increasing risk. The direct risk to us associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a change in interest rates will have a significant impact on our financial position, results of operations or cash flows.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (SEC) rules and forms. Our management, including our Chief Executive Officer and interim Principal Financial Officer, conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of September 30, 2015. Based on this evaluation, our Chief Executive Officer and interim Principal Financial Officer concluded that as of September 30, 2015, our disclosure controls and procedures were effective.
Changes in Internal Control over Disclosure and Reporting
There was no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On April 16, 2014, the parties settled the lawsuit where the Company agreed to pay Jefferies a total of $2.0 million in equal installments over 40 months. The Company has paid $450,000 during the nine months ended September 30, 2015.
The Company records a liability in its financial statements for costs related to claims, including settlements and judgments, where the Company has assessed that a loss is probable and an amount can be reasonably estimated. The Company accrued $1.7 million, the net present value of the $2.0 million settlement, as of December 31, 2013. As of September 30, 2015, $480,000 was accrued for the long-term portion of this settlement and $529,000 was recorded as Accrued litigation settlement, current portion, in the Balance Sheets.

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

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits
A list of exhibits is found on page 37 of this report.

ASCENT SOLAR TECHNOLOGIES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of November, 2015.

ASCENT SOLAR TECHNOLOGIES, INC.

By:	/S/ VICTOR LEE
Lee Kong Hian (aka Victor Lee) President and Chief Executive Officer (Principal Executive Officer, acting Principal Financial Officer, and Authorized Signatory)

ASCENT SOLAR TECHNOLOGIES, INC.
EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Designations of Preferences, Rights and Limitations of Series E 7% Preferred Stock (filed as Exhibit 3.1 to our Current Report on Form 8-K November 10, 2015).

10.1	Amendment and Exchange Agreement dated July 22, 2015 (filed as Exhibit 10.1 to our Current Report on Form 8-K July 23, 2015).

10.2	Right to Receive Common Stock dated July 22, 2015 (filed as Exhibit 10.2 to our Current Report on Form 8-K July 23, 2015).

10.3	Cancellation and Waiver Agreement dated September 4, 2015 (filed as Exhibit 10.1 to our Current Report on Form 8-K September 8, 2015).

10.4	Note Purchase Agreement dated September 4, 2015 (filed as Exhibit 10.2 to our Current Report on Form 8-K September 8, 2015).

10.5	Security Agreement dated September 4, 2015 (filed as Exhibit 10.3 to our Current Report on Form 8-K September 8, 2015).

10.6	Secured Convertible Promissory Note for $1,000,000 dated September 4, 2015 (filed as Exhibit 10.4 to our Current Report on Form 8-K September 8, 2015).

10.7	Secured Convertible Promissory Note for $500,000 dated September 4, 2015 (filed as Exhibit 10.5 to our Current Report on Form 8-K September 8, 2015).

10.8	Joinder to Note Purchase Agreement dated September 28, 2015 (filed as Exhibit 10.1 to our Current Report on Form 8-K September 28, 2015).

10.9	Secured Convertible Promissory Note for $500,000 dated September 28, 2015 (filed as Exhibit 10.2 to our Current Report on Form 8-K September 28, 2015).

10.10	Amendment No. 1 dated October 8, 2015 to Cancellation and Waiver Agreement dated September 4, 2015 (filed as Exhibit 10.1 to our Current Report on Form 8-K October 9, 2015).

10.11	Series E Securities Purchase Agreement dated November 4, 2015 (filed as Exhibit 10.1 to our Current Report on Form 8-K November 10, 2015).

10.12	Series E Registration Rights Agreement dated November 4, 2015 (filed as Exhibit 10.2 to our Current Report on Form 8-K November 10, 2015).

10.13	Equity Line Purchase Agreement dated November 10, 2015 (filed as Exhibit 10.3 to our Current Report on Form 8-K November 10, 2015).

10.14	Equity Line Registration Rights Agreement dated November 10, 2015 (filed as Exhibit 10.4 to our Current Report on Form 8-K November 10, 2015).

31.1*	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.