Form 10-K
period 2015-12-31
Ascent Solar Technologies, Inc.
filed 2016-03-11
CIK 1350102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
 ______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from             to
Commission File No. 001-32919
______________________________________________________
Ascent Solar Technologies, Inc.
(Exact name of registrant as specified in its charter)
 _______________________________________________________

Delaware	20-3672603
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12300 Grant Street, Thornton, CO	80241
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number including area code: 720-872-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value per share	OTCQB Venture Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $17.1 million based upon the last reported sale price of the registrant’s common stock on that date as reported by NASDAQ.
As of March 9, 2016, there were 216,406,974 shares of our common stock issued and outstanding.

ASCENT SOLAR TECHNOLOGIES, INC.
Form 10-K Annual Report
for the Fiscal Year ended December 31, 2015

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

•	The accuracy of our estimates and projections;

•	Our ability to secure additional financing to fund our short-term and long-term financial needs;

•	Our ability to maintain the listing of our common stock on the OTCQB Venture Market;

•	The commencement, or outcome, of legal proceedings against us, or by us, including ongoing ligation proceedings;

•	Changes in our business plan or corporate strategies;

•	The extent to which we are able to manage the growth of our operations effectively, both domestically and abroad, whether directly owned or indirectly through licenses;

•	The supply, availability and price of equipment, components and raw materials, including the elements needed to produce our photovoltaic modules;

•	Our ability to expand and protect the intellectual property portfolio that relates to our consumer electronics, photovoltaic modules and processes;

•	General economic and business conditions, and in particular, conditions specific to consumer electronics and the solar power industry; and

•	Other risks and uncertainties discussed in greater detail in the section captioned "Risk Factors."
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
References to “we,” “us,” “our,” “Ascent,” “Ascent Solar” or the “Company” in this Annual Report mean Ascent Solar Technologies, Inc.

4

PART I
Item 1. Business
Business Overview
Ascent Solar was formed in October 2005 as a development stage company to commercialize flexible photovoltaic (“PV”) modules using our proprietary thin film technology. The technology was initially developed at ITN Energy Systems, Inc. (“ITN”) beginning in 1994 and subsequently assigned and licensed to us. Our proprietary manufacturing process deposits multiple layers of materials, including a thin film of highly efficient copper-indium-gallium-diselenide (“CIGS”) semiconductor material, on a flexible, lightweight, high tech plastic substrate using a roll-to-roll manufacturing process and then laser patterns the layers to create interconnected PV cells, or PV modules, in a process known as monolithic integration. We believe that our technology and manufacturing process, which results in a much lighter, flexible module package, provides us with unique market opportunities relative to both the crystalline silicon (“c-Si”) based PV manufacturers that currently lead the PV market, as well as other thin film PV manufacturers that use substrate materials such as glass, stainless steel or other metals that can be heavier and more rigid than plastics.
We believe that the use of CIGS on a flexible, durable, lightweight, high tech plastic substrate will allow for unique and seamless integration of our PV modules into a variety of electronic products, defense, transportation and aerospace applications, as well as other products and applications that may emerge. For markets that place a high premium on weight, such as consumer electronics, defense, space, near space, and aeronautic markets, we believe our materials provide attractive increases in power-to-weight ratio, and that our materials have higher power-to-area ratios and voltage-to-area ratios than competing flexible PV thin film technologies. These metrics will be critical as we position ourselves to compete in challenging high value markets such as satellites and near earth orbiting vehicles. Currently, we are producing consumer oriented products with a focus on charging devices powered by or enhanced by our solar modules under the EnerPlex consumer brand. Products in these markets are priced based on the overall product value proposition rather than a commodity-style price-per-watt basis. We continue to develop new consumer products and we have adjusted our utilization of our equipment to meet our near term forecast sales.
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
In February 2010, three of our product configurations were certified by an independent laboratory on a variety of U.S. Department of Defense (“DOD”) rugged standards known as MIL-STD-810G. In October 2010, we completed full external certification under IEC 61646 at an independent laboratory of a two meter module. Achieving this certification is required for building integrated photovoltaic ("BIPV") and building applied photovoltaic ("BAPV") applications used in commercial, industrial and residential rooftop markets. Certification activities will continue as required as we introduce new products and make changes or improvements to our already certified products.
In 2010, we received an award from R&D Magazine and were included in their list of the 100 Most Innovative Technologies based on our process of monolithic integration on polyimide substrate. In 2011, Time Magazine selected us as one of the 50 Best Inventions of the year. In 2015 Ascent Solar won its second R&D 100 Award. The 2015 award was given for the development of the MilPak platform, a military-grade (MIL-STD-810G tested) and fully integrated solar power generation and storage unit incorporated with a Maximum Peak Power Tracking (MPPT) management system. The MilPak platform is one of the most rugged, yet lightweight, power generation and storage solutions available, both attributes enabled by the use of Ascent’s CIGS technology.

In 2012, we evolved our business model to include B2C, solution based, PV integrated consumer electronics to our off grid high value solar power generation strategy. In June of 2012, we launched our new line of consumer products under the EnerPlex™ brand, and introduced our first product, the Surfr™, a battery and solar case for the Apple® iPhone® 4/4S smart phone, featuring our ultra-light CIGS thin film technology integrated directly into the case. The case incorporates our ultra-light and thin PV module into a sleek, protective iPhone 4/4S case, along with a thin, life extending, lithium-polymer battery. The case adds minimal weight and size to an iPhone smartphone, yet provides supplemental charging when needed. In August of 2012, we announced the launch of the second version of the Surfr for the Samsung® Galaxy S® III, which provides 85% additional battery life.
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
During 2013, the EnerPlex brand rapidly expanded with the addition of two new product series as well as over fifteen new products. In 2013, we introduced further additions to the Jumpr line of portable power banks; releasing the Jumpr Mini and Jumpr Stack in August and the Jumpr Max in September. The latest additions to the Kickr line of portable solar chargers, the Kickr I and Kickr II, were introduced in August at the Outdoor Retailer show. Furthermore, in October 2013, we released our first series of solar integrated backpacks, the EnerPlex Packr™. The Packr is a functional backpack ideal for charging mobile electronic devices while on the go. Also in October of 2013, we introduced the Surfr battery and solar case for the Samsung Galaxy S® 4, and in December, we introduced the Surfr battery and solar case for Apple’s iPhone® 5. To complement our flagship product lines, we added an assortment of accessories, all of which can be integrated into the EnerPlex ecosystem of products; such as the LED wand which can be easily plugged into a Jumpr power bank to provide hours of light, or the Travel Adaptor, which enables consumers to charge up their Jumpr power banks from a traditional outlet anywhere in the world.
In 2013, we aggressively pursued new distribution channels for the EnerPlex brand; these activities have led to placement in a variety of high-traffic ecommerce venues such as www.amazon.com, www.walmart.com, www.brookstone.com, www.newegg.com as well as many others including our own e-commerce platform at www.goenerplex.com. The April 2013 placement of EnerPlex products at Fry’s Electronics, a US West Coast consumer electronics retailer, represented the company’s first domestic retail presence. EnerPlex products are carried in all of Fry’s 34 superstores across 9 states. In 2015 EnerPlex expanded its relationship with The Cellular Connection ("TCC") to include over 450 Verizon Wireless Premium Retail Stores; in addition to gaining retail placement in Cabela’s and The Sports Authority’s brick-and-mortar stores, each a flagship retailer in their respective channels. We have also expanded our products placement globally to include over 170 Maplin Electronics stores in the UK as well as over 25 superstores with Anaconda in Australia. As a result of these retail partnerships and others, EnerPlex retail placement had surpassed over 1,000 stores globally by the end of 2015.

Throughout 2014, EnerPlex released multiple additions to the Jumpr line of products: including the Jumpr Stack 3, 6 and 9, innovative batteries equipped with tethered micro-USB and Apple Lightning cables and revolutionary Stack and Charge design, enabling batteries to be charged simultaneously when they are placed on top of one another. Also released in 2014 were the Jumpr Slate series, products which push the boundaries of how thin batteries can be, the Jumpr Slate 10k, at less than 7mm thick was the thinnest lithium polymer battery available when it was released. The Jumpr Slate 5k and 5k Lightning each come with a tethered micro-USB and Lightning cable respectively; freeing consumers from worrying about toting extra cables with them while on the move.

At Outdoor Retailer 2014, EnerPlex debuted the Generatr Series. The Generatr 1200 and Generatr 100 are lithium-ion based large format batteries; lighter and smaller than competitors, the Generatr Series are targeted for consumers who require high-capacity, high-output batteries which remain ultra-portable when compared to the competition. Also debuted at Outdoor Retailer was the Commandr 20, a high output solar charger designed specifically to integrate with and charge the Generatr series, allowing consumers to stay out longer without needing to charge their Generatr batteries from a traditional power source. In August 2014, the Kickr II+ and IV+ were also announced, these products represent another evolution in EnerPlex’s line of solar products; integrated with a 500mAh battery the Kickr II+ and IV+ are able to provide a constant flow of power even when there are intermittent disruptions in sunlight.
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

During the second quarter of 2015 EnerPlex launched its products into two world recognized retailers; including over 100 The Sports Authority stores nationwide, in addition to launching in select Cabela’s, “The World’s Foremost Outfitter”, stores and via Cabela’s online catalog. Internationally, EnerPlex products became available in the United Kingdom via the brand’s launch with 172 Maplin’s stores throughout the country. During the forth quarter of 2015, EnerPlex launched with GovX, the premier online shopping destination for Military, Law Enforcement and Government agencies.
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

•
We are a pioneer in CIGS technology with a proprietary, flexible, lightweight, high efficiency PV thin film product that positions us to penetrate a wide range of attractive high value added markets such as consumer products, off grid, portable power, transportation, defense, aerial, and other markets. By applying CIGS to a flexible plastic substrate, we have developed a PV module that is efficient, lightweight and flexible; with the highest power-to-weight ratio in at-scale commercially available solar. The market for electronic components, such as electronic packages, casings and accessories, as well as defense portable power systems, transportation integrated applications and space and near-space solar power application solutions represent a significant premium market for the company. Relative to our thin film competitors, we believe our advantage in thin film CIGS on plastic technology provides us with a superior product offering for these strategic market segments.

•
We have the ability to manufacture PV modules for different markets and for customized applications without altering our production processes. Our ability to produce PV modules in customized shapes and sizes, or in a variety of shapes and sizes simultaneously, without interrupting production flow, provides us with flexibility in addressing target markets and product applications, and allows us to respond quickly to changing market conditions. Many of our competitors are limited by their technology and/or their manufacturing processes to a more restricted set of product opportunities.

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

•
Our manufacturing process can be differentiated into two distinct functions; a front end module manufacturing process and a back end packaging process. Our ability to produce finished unpackaged rolls of CIGS material for shipment worldwide to customers for encapsulation and integration into various products enhances our ability to work with partners internationally and domestically.

Markets and Marketing Strategy
In 2012, we modified our strategic focus away from large scale utility projects and rooftop applications to consumer products and high-value specialty solar markets. This new strategy enables us to fully leverage the unique advantages of our technology including flexibility, durability and attractive power to weight and power to area performance. It furthermore enables us to offer unique, differentiated solutions in large markets with less competition, and more attractive pricing. In the second half of 2012, we launched our EnerPlex line of personal power, portable solar solutions and accessories. This represented a significant paradigm shift for us and moved us into the realm of supplying complete consumer product solutions as opposed to strictly commercial solar modules. We also remain focused on specialty solar applications which can fully leverage the unique properties of our award winning CIGS technology. These include aerospace, military and transportation applications.

The EnerPlex consumer market is divided into three verticals: Mobile, Outdoor and Emergency Power. Each consumer segment within the verticals has a set of differentiated power needs; depending on multiple factors such as: time away from the outlet, devices used etc. Unlike competitors in the portable power industry, EnerPlex succeeds in supplying power solutions across all three verticals, a core differentiator.
Our marketing efforts in 2016 will be primarily focused on expanding consumer awareness of our EnerPlex brand and driving revenue through the retail and distribution partnerships built over the last three years. The EnerPlex™ brand presently includes solar and battery integrated smartphone cases (EnerPlex Surfr™), portable outdoor foldable solar chargers (EnerPlex Kickr™), ruggedized heavy-duty solar charges (EnerPlex Commandr™), solar integrated backpacks (EnerPlex Packr™), portable rechargeable power banks (EnerPlex Jumpr™), portable heavy-duty batteries (EnerPlex Generatr™), and complimentary accessories such as travel adapters, bluetooth speakers and other power accessories. These products serve a variety of consumers requiring clean and practical, range extending power solutions for electronic devices either indoors or out. Target consumers include frequent travelers, students, business professionals and those spending extended time outdoors away from the power grid (hunters, campers, park rangers, miners, construction workers, etc.).
Our EnerPlex™ sales strategy includes direct sales relationships, large retailers, as well as through distributors who serve retailers. We are establishing key distributor relationships throughout the world, by territory, typically on a nonexclusive basis. In 2016, we plan to continue our expansion of distribution channels both in the U.S. and internationally. In early 2013, we established our e-commerce presence through www.goenerplex.com, where our retail customers can purchase our EnerPlex™ products and have them delivered directly from our warehouse. Our products are also available on a variety of third party e-commerce sites including www.amazon.com, www.bestbuy.com, www.walmart.com, www.newegg.com, www.frys.com, www.cabelas.com and several others.
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

In 2015 Ascent Solar won its second R&D 100 Award, the 2015 award was given for the development of the MilPak platform, a military-grade solar power generation and storage unit. The MilPak platform is one of the most rugged, yet lightweight, power generation and storage solutions available, both attributes enabled by the use of Ascent’s CIGS technology.
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
We continue to supply our strategic partners with PV modules to support their development, testing and certification of new integrated PV products, including product testing by several branches of the U.S. military. We believe that our high power density flexible solar modules enable new applications for solar power. By creating mutually beneficial partnerships and strategically penetrating the markets discussed above, we plan to transform the landscape of solar power generation with truly innovative end products.
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

Research and Development and Intellectual Property
We intend to continue to invest in research and development in order to provide near term improvements to our manufacturing process and products, as well as to identify next generation technologies relevant to both our existing and potential new markets. During 2015 and 2014 we incurred approximately $6.7 million and $18.8 million respectively, in research and development costs, which include research and development incurred in relation to our government contracts, as well as manufacturing costs incurred while developing our product lines and manufacturing process.
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

15.	US Patent No. 8,716,591 entitled “Array of Monolithically Integrated Thin Film PhotoVoltaic Cells and Associated Methods” (issued May 6, 2014)

16.	ECD No. 001429773-0001 entitled “Mobile Handheld Electronic Device Case” (issued February 6, 2015)

17.	ECD No. 001429773-0002 entitled “Mobile Handheld Electronic Device Case” (issued February 6, 2015)

18.	ECD No. 001429773-0003 entitled “Mobile Handheld Electronic Device Case” (issued February 6, 2015)

19.	ECD No. 001429773-0004 entitled “Mobile Handheld Electronic Device Case” (issued February 6, 2015)

20.	ECD No. 001429773-0005 entitled “Mobile Handheld Electronic Device Case” (issued February 6, 2015)

21.	ECD No. 001429773-0006entitled “Mobile Handheld Electronic Device Case” (issued February 6, 2015)

22.	ECD No. 001429773-0007 entitled “Mobile Handheld Electronic Device Case” (issued February 6, 2015)

23.	ECD No. 002732123-0001 entitled “Portable Battery Charging Device” (issued July 7, 2015)

24.	ECD No. 002732123-0002 entitled “Portable Battery Charging Device” (issued July 7, 2015)

25.	ECD No. 002732123-0003 entitled “Portable Battery Charging Device” (issued July 7, 2015)

26.	ECD No. 002735159-0001 entitled “Portable Energy Storage And Distribution Device” (issued July 10, 2015)

27.	ECD No. 002735159-0002 entitled “Portable Energy Storage And Distribution Device” (issued July 10, 2015)

28.	ECD No. 002735159-0003 entitled “Portable Energy Storage And Distribution Device” (issued July 10, 2015)

29.	ECD No. 002735159-0004 entitled “Portable Energy Storage And Distribution Device” (issued July 10, 2015)

30.	US Patent 9,147,783 entitled “Apparatus and Method for Hybrid Photovoltaic Device Having Multiple, Stacked, Heterogeneous, Semiconductor Junctions” (issued September 29, 2015)

31.	CN Patent ZL201390000979.1 entitled “System For Housing And Powering A Battery-Operated Device And Associated Methods” (issued October 7, 2015)

32.	KR Patent 10-1561453 entitled “Apparatus and Method for Hybrid Photovoltaic Device Having Multiple, Stacked, Heterogeneous, Semiconductor Junctions” (issued October 13, 2015)

33.	US Patent No. 9,209,322 entitled “Multilayer Thin-Film Back Contact System For Flexible Photovoltaic Devices On Polymer Substrates” (issued December 8, 2015)

34.	US Patent No. 9,219,179 entitled “Multilayer Thin-Film Back Contact System For Flexible Photovoltaic Devices On Polymer Substrates” (issued December 22, 2015)
Published Patent Applications

1.	"Flexible Photovoltaic Array with Integrated Wiring and Control Circuitry, and Associated Methods" (US 12/901,963) (filed October 11, 2010) (co-owned with PermaCity Corporation)

2.	“Cd-Free, Oxide Buffer Layers for Thin Film CIGS Solar Cells By Chemical Solution Deposition Methods” (US 13/227,935) (filed September 8, 2011)

3.	“Systems and Processes for Bifacial Collection and Tandem Junctions Using a Thin film Photovoltaic Device” (US 13/406,376) (filed February 27, 2012)

4.	“Multilayer Thin Film Back Contact System for Flexible Photovoltaic Devices on Polymer Substrates” (US 13/572,387) (filed August 10, 2012)

5.	“Multilayer Thin Film Back Contact System for Flexible Photovoltaic Devices on Polymer Substrates” (PCT/US2012/050398) (filed August 10, 2012)

6.	“Multilayer Thin Film Back Contact System for Flexible Photovoltaic Devices on Polymer Substrates” (CN 201280047345.1) (filed August 10, 2012)

7.	“Apparatus and Method for Hybrid Photovoltaic Device Having Multiple, Stacked, Heterogeneous, Semiconductor Junctions” (EP 11804861.0) (filed December 13, 2011)

8.	“Apparatus and Method for Hybrid Photovoltaic Device Having Multiple, Stacked, Heterogeneous, Semiconductor Junctions” (CN 201180067131.6) (filed December 13, 2011)

9.	“Subtractive Hinge and Associated Methods (US 13/783,336) (filed March 3, 2013)

10.	“Subtractive Hinge and Associated Methods (PCT/US 2013/28,929) (filed March 4, 2013)

11.	“Subtractive Hinge and Associated Methods (CN 201380012566.X) (filed March 4, 2013)

12.	“Subtractive Hinge and Associated Methods (EP 13758462.9) (filed March 4, 2013)

13.	“System For Housing And Powering A Battery-Operated Device And Associated Methods” (US 13/802,713) (filed March 14, 2013)

14.	“System For Housing And Powering A Battery-Operated Device And Associated Methods” (US 13/802,719) (filed March 14, 2013)

15.	“System For Housing And Powering A Battery-Operated Device And Associated Methods” (PCT/US2013/34988) (filed April 2, 2013)

16.	“Photovoltaic Assembly and Associated Methods” ( US 14/038096) (filed September 26, 2013)

17.	“Photovoltaic Assembly and Associated Methods” (PCT/US2013/62355) (filed September 27, 2013)

18.	“Photovoltaic Assembly and Associated Methods” (CN 201380060351.5) (filed September 27, 2013)

19.	“Photovoltaic Assembly and Associated Methods” (EP 13840976.8) (filed September 27, 2013)

20.	“Flexible High-Voltage Adaptable Current Photovoltaic Modules and Associated Methods” (US 14/041,886) (filed September 30, 2013)

21.	“Hybrid Multi-Junction Photovoltaic Cells And Associated Methods” (US 14/100,960) (filed December 9, 2013)

22.	“System For Housing And Powering A Battery-Operated Device And Associated Methods” (PCT/US2013/74936) (filed December 13, 2013)

23.	“Systems And Methods For Thermally Managing High-Temperature Processes On Temperature Sensitive Substrates” (US 14/150,376) (filed January 8, 2014)

24.	“Systems And Methods For Thermally Managing High-Temperature Processes On Temperature Sensitive Substrates” (PCT/US2014/10867) (filed January 8, 2014)

25.	“Systems And Methods For Thermally Managing High-Temperature Processes On Temperature Sensitive Substrates” (CN 201480004408.4) (filed January 8, 2014)

26.	“Systems And Methods For Thermally Managing High-Temperature Processes On Temperature Sensitive Substrates” (EP 14738271.7) (filed January 8, 2014)

27.	“Multilayer Thin-Film Back Contact System For Flexible Photovoltaic Devices On Polymer Substrates” (PCT/US15/20184) (filed March 12, 2015)

28.	“Array Of Monolithically Integrated Thin Film Photovoltaic Cells And Associated Methods” (14/252,485) (filed April 14, 2014)
In addition, we have nineteen (19) unpublished pending patent applications in related areas, ten (10) of which were filed in 2015.
In order to protect the branding of the EnerPlex™ mark and design, as well as various slogans and product family names, we have 134 TM registrations and 64 pending TM applications worldwide (many of which have been published) for the following:

1.	EnerPlex (mark and design with grid detail)

2.	EnerPlex (mark with design without grid detail)

3.	EnerPlex Commandr

4.	EnerPlex Generatr

5.	EnerPlex Jumpr

6.	EnerPlex Kickr

7.	EnerPlex Packr

8.	EnerPlex Surfr

9.	Corpak

10.	MilPak

11.	Wavesol

12.	"Always in Charge"

13.	"Life is Limitless"

14.	"Transforming Everyday Life"

Ascent Solar has trademark applications and registrations in the United States and worldwide including (but not limited to) Australia, Canada, China, European Union, Hong Kong, Indonesia, India, Japan, South Korea, Macao, Mexico, Malaysia, OAPI, Philippines, Pakistan, Singapore, South Africa Thailand, Turkey, Taiwan, and Vietnam.
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
Employees
As of December 31, 2015, we had 119 full time employees.
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

•	Our ability to maintain the listing of our common stock on the OTCQB Venture Market;

•	Our ability to achieve projected operational performance and cost metrics;

•	Our ability to enter into commercially viable licensing, joint venture, or other commercial arrangements; and

•	The availability of raw materials.

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
We incurred a net loss applicable to common stockholders of $45.8 million for the year ended December 31, 2015 and reported an accumulated deficit of $345.1 million as of December 31, 2015. We expect to incur net losses in the near term. Our ability to achieve profitability depends on a number of factors, including market acceptance of our consumer oriented products at competitive prices. If we are unable to raise additional capital and generate sufficient revenue to achieve profitability and positive cash flows, we may be unable to satisfy our commitments and may have to discontinue operations.
Our EnerPlex line of consumer oriented products exposes us to many new risks and uncertainties.
Following the appointment of our new President and CEO in February 2012, we repositioned our business model with an immediate focus into developing downstream consumer products. In 2012, we launched our EnerPlex brand line of consumer products, and introduced the first product under the EnerPlex brand with a solar assisted mobile phone charger incorporating our CIGS PV thin film technology. This new line of consumer oriented products exposes us to many risks and uncertainties that are new to our business.
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
Failure to expand our manufacturing capability successfully at our facilities would adversely impact our ability to sell our products into our target markets and would materially and adversely affect our business, results of operations and financial condition.
Our growth plan calls for production and operation at our facility and at contract manufacturers in Asia. Successful operations will require substantial engineering and manufacturing resources and are subject to significant risks, including risks of cost overruns, delays and other risks, such as geopolitical unrest that may cause us not to be able to successfully operate in other countries. Furthermore, we may never be able to operate our production processes in high volume or at the volumes projected, make planned process and equipment improvements, attain projected manufacturing yields or desired annual capacity, obtain timely delivery of components, or hire and train the additional employees and management needed to scale our operations. Failure to meet these objectives on time and within our planned budget could materially and adversely affect our business, results of operations and financial condition.
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

Since inception, we have incurred significant losses. We expect to continue to incur net losses in the near term. For the year ended December 31, 2015, our cash used in operations was $22.1 million. At December 31, 2015, we had cash and equivalents of $326,000.

Although we have commenced production at our manufacturing facility, we do not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until we have fully implemented our new consumer products strategy. Additional projected product revenues are not anticipated to result in a positive cash flow position for the year 2016 overall. The Company will need to raise additional capital in order to continue our current level of operations throughout 2016.

To the extent that we may need to raise additional capital in the future there is no assurance that we will be able to raise additional capital on acceptable terms or at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we raise additional funds through debt financing, which may involve restrictive covenants, our ability to operate our business may be restricted. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products, expand capacity or otherwise respond to competitive pressures could be significantly limited, and our business, results of operations and financial condition could be materially and adversely affected.
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
Our target markets include consumer electronics, portable power, defense, transportation, space and near space, BAPV and BIPV markets. Although certain areas of these markets have started to develop, some of them are in their infancy. We believe these markets have significant long term potential; however, some or all of these markets may not develop and emerge as we expect. If the markets do develop as expected, there may be other products that could provide a superior product or a comparable product at lower prices than our products. If these markets do not develop as we expect, or if competitors are better able to capitalize on these markets our revenues and product margins may be negatively affected.
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
As of March 9, 2016, TFG Radiant beneficially owned approximately 3% of our common stock. As a result of its large holding of our shares, TFG Radiant may have the ability to prevent any transaction that requires the approval of stockholders regardless of whether other stockholders believe any such transaction is in their own best interests, with the exception of certain agreements TFG Radiant has made pursuant to the Amended and Restated Stockholders Agreement between us and TFG Radiant. TFG Radiant also has certain registration rights that could impact shareholders. Additionally, TFG Radiant currently holds two seats on our Board of Directors, which affords TFG Radiant greater control and influence over matters affecting our business.
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
The PV industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We are aware of numerous issued patents and pending patent applications owned by third parties that may relate to current and future generations of solar energy. The owners of these patents may assert the manufacture, use or sale of any of our products infringes one or more claims of their patents. Moreover, because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that materially and adversely affect our business. Third parties could also assert claims against us that we have infringed or misappropriated their intellectual property rights. Whether or not such claims are valid, we cannot be certain we have not infringed the intellectual property rights of such third parties. Any infringement or misappropriation claim could result in significant costs or substantial damages to our business or an inability to manufacture, market or sell any of our PV modules found to infringe or misappropriate. Even if we were to prevail in any such action, the litigation could result in substantial cost and diversion of resources that could materially and adversely affect our business. The large number of patents, the rapid rate of new patent issuances, the complexities of the technology involved and uncertainty of litigation increase the risk of business assets and management’s attention being diverted to patent litigation. Even if obtaining a license were feasible, it could be costly and time consuming. We might be forced to obtain additional licenses from our existing licensors in the event the scope of the intellectual property we have licensed is too narrow to cover our activities, or in the event the licensor did not have sufficient rights to grant us the license(s) purportedly granted. Also, some of our licenses may restrict or limit our ability to grant sub-licenses and/or assign rights under the licenses to third parties, which may limit our ability to pursue business opportunities.
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

•	Inability to obtain, maintain or enforce intellectual property rights;

•	Risk of nationalization;

•	Changes in general economic and political conditions in the countries in which we may operate, including changes in the government incentives we might rely on;

•	Unexpected adverse changes in foreign laws or regulatory requirements, including those with respect to environmental protection, export duties and quotas;

•	Difficulty with staffing and managing widespread operations;

•	Trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could increase the prices of our products and make us less competitive in some countries; and

•	Difficulty of, and costs relating to, compliance with the different commercial and legal requirements of the international markets in which we plan to offer and sell our PV products.
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
Risks Relating to our Securities and an Investment in our Common Stock
As a public company we are subject to complex legal and accounting requirements that require us to incur substantial expenses, and our financial controls and procedures may not be sufficient to ensure timely and reliable reporting of financial information, which, as a public company, could materially harm our stock price and listing on the OTCQB Venture Market.
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

If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm, identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we may be subject to OTCQB delisting, investigations by the SEC and civil or criminal sanctions.
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
Our common stock is currently traded on the OTCQB Venture Market. The trading price of our common stock from time to time has fluctuated widely and may be subject to similar volatility in the future. For example, during the calendar year ended December 31, 2015, our common stock traded (as adjusted to reflect a 1-for-10 reverse stock split of our common stock that occurred on August 26, 2014 (the “Reverse Stock Split”)) as low as $0.10 and as high as $2.01. The trading price of our common stock in the future may be affected by a number of factors, including events described in these “Risk Factors.” In recent years, broad stock market indices, in general, and smaller capitalization and PV companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have a negative effect on the market price of our common stock regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources, and could have a material adverse effect on our financial condition.
Our stockholders may experience significant dilution as a result of shares of our common stock issued pursuant to our currently outstanding securities and existing agreements, and pursuant to new securities that we may issue in the future.

We are likely to issue substantial amounts of additional common stock in connection with (i) our outstanding shares of Series E convertible preferred stock, (ii) our outstanding shares of Series F convertible preferred stock, (iii) the $2.0 million of our existing subordinated secured convertible notes that are currently outstanding, (iv) our existing $32.2 million committed equity line agreement, and (v) our outstanding shares of Series A convertible preferred stock. We may also issue additional common stock, or securities convertible into or exchangeable or exercisable for common stock, in connection with future capital raising transactions.

Our Series E preferred stock, our Series F preferred stock and our committed equity line all contain variable pricing mechanisms. The number of shares that we will issue pursuant to our Series E preferred stock, our Series F preferred stock and our committed equity line will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares into the market may cause the trading price of our common stock to fall.

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

Sales of a substantial number of shares of our common stock or other equity-related securities in the public markets could depress the market price of our common stock. If there are significant short sales of our stock, the price decline that could result from this activity may cause the share price to decline more so, which, in turn, may cause long holders of the stock to sell their shares, thereby contributing to sales of stock in the market. Such sales also may impair our ability to raise capital through the sale of additional equity securities in the future at a time and price that our management deems acceptable, if at all. In addition, a large number of our outstanding shares are not registered under the Securities Act. If and when these shares are registered or become eligible for sale to the public market, the market price of our common stock could also decline.

Our common stock was recently delisted from the NASDAQ Capital Market.   Our inability to maintain our listing on NASDAQ may limit the liquidity of our stock, increase its volatility and hinder our ability to raise capital.

On February 25, 2016, our common stock was delisted from the NASDAQ Capital Market and began trading on the OTCQB Venture Market.

Upon such delisting, our common stock became subject to the regulations of the SEC relating to the market for penny stocks. A penny stock is any equity security not traded on a national securities exchange that has a market price of less than $5.00 per share. The regulations applicable to penny stocks may severely affect the market liquidity for our common stock and could limit the ability of shareholders to sell securities in the secondary market. Accordingly, investors in our common stock may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock, and there can be no assurance that our common stock will be continue to be eligible for trading or quotation on the OTCQB Venture Market or any other alternative exchanges or markets.

The delisting of our common stock from NASDAQ may adversely affect our ability to raise additional financing through public or private sales of equity securities, may significantly affect the ability of investors to trade our securities, and may negatively affect the value and liquidity of our common stock.   Such delisting from NASDAQ may also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.
Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.
Provisions in our Amended and Restated Certificate of Incorporation and Second Amended and Restated Bylaws, each as amended, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, or for a change in the composition of our Board of Directors (our “Board”) or management to occur, even if doing so would benefit our stockholders. These provisions include:

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

On April 16, 2014, the parties settled the lawsuit where the Company agreed to pay Jefferies a total of $2.0 million in equal installments over 40 months. The Company has paid $1,050,000 through December 31, 2015.

The Company records a liability in its financial statements for costs related to claims, including settlements and judgments, where the Company has assessed that a loss is probable and an amount can be reasonably estimated. The Company accrued $1.7 million, the net present value of the $2.0 million settlement, as of December 31, 2013. As of December 31, 2015, $340,000 was accrued for the long-term portion of this settlement and $541,000 was recorded as Current portion of litigation settlement in the Consolidated Balance Sheets.

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
Price Range of Common Stock

	High	Low
Fiscal 2014
First Quarter	$7.50	$6.10
Second Quarter	$5.90	$3.50
Third Quarter	$4.70	$1.82
Fourth Quarter	$2.11	$1.03
Fiscal 2015
First Quarter	$2.08	$0.56
Second Quarter	$1.22	$0.52
Third Quarter	$0.64	$0.10
Fourth Quarter	$0.26	$0.11
Holders
As of December 31, 2015, the number of record holders of our common stock was 29. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends
The holders of common stock are entitled to receive such dividends as may be declared by our Board of Directors. During the years ended December 31, 2015 and 2014, we did not pay any common stock dividends, and we do not expect to declare or pay any dividends in the foreseeable future. Payment of future dividends will be within the discretion of our Board of Directors and will depend on, among other factors, our retained earnings, capital requirements, and operating and financial condition.
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
Overview
We are a company formed to commercialize flexible PV modules using our proprietary technology. For the year ended December 31, 2015, we generated $6.5 million of revenue. Our revenue from product sales was $6.2 million and revenue from government research and development contracts was $0.3 million. As of December 31, 2015, we had an accumulated deficit of $345.1 million.
In 2012, we transitioned our business model adding a second business focused on developing PV integrated consumer electronics. In June of 2012, we launched our new line of consumer products under the EnerPlex™ brand, and introduced our first product, the Surfr™ battery and a solar case for the Apple® iPhone® 4/4S smart phone featuring our ultra-light CIGS thin film technology integrated directly into the case. The case incorporates our ultra-light and thin PV module into a sleek, protective iPhone 4/4S case, along with a thin, life extending, battery. The charger adds minimal weight and bulk to the iPhone, yet provides supplemental charging when needed.
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

At Outdoor Retailer 2014, EnerPlex debuted the Generatr Series, the Generatr 1200 and Generatr 100 are lithium-ion based large format batteries; lighter and smaller than competitors, the Generatr Series is targeted for consumers who require high-capacity, high-output batteries which remain ultra-portable when compared to the competition. Also debuted at Outdoor Retailer was the Commandr 20, a high output solar charger designed specifically to integrate with and charge the Generatr series, allowing consumers to stay out longer without needing to charge their Generatr batteries from a traditional power source. In August 2014, the Kickr II+ and IV+ were also announced, these products represent another evolution in EnerPlex’s line of solar products; integrated with a 500mAh battery the Kickr II+ and IV+ are able to provide a constant flow of power even when there are intermittent disruptions in sunlight.
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
During the second quarter of 2015 EnerPlex launched its products into two world recognized retailers; including over 100 The Sports Authority stores nationwide, in addition to launching in select Cabela’s, “The World’s Foremost Outfitter”, stores and via Cabela’s online catalog. Internationally, EnerPlex products became available in the United Kingdom via the brand’s launch with 172 Maplin’s stores throughout the country. During the forth quarter of 2015, EnerPlex launched with GovX, the premier online shopping destination for Military, Law Enforcement and Government agencies.
We continue to design and manufacture PV integrated consumer electronics, as well as portable power applications for commercial and military users. Due to the durability enabled by the monolithic integration employed in our technology, the capability to customize modules into different form factors and the industry leading light weight and flexibility provided by our modules, we believe the potential applications for our products are numerous.
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
At the end of the first quarter of 2015, we announced that six EnerPlex products were awarded accolades as Red Dot Design Award winners, recognizing both the aesthetic as well as functional design of the Jumpr Quad, Jumpr Stack 3/6/9, the Generatr 100 and the Generatr 1200. During the third quarter of 2015 the Generatr 100 won a Best of Show Award at the CTIA Super Mobility show in Las Vegas. In 2015 Ascent Solar won its second R&D 100 Award, the 2015 award was given for the development of the MilPak platform, a military-grade solar power generation and storage unit. The MilPak platform is on of the most rugged, yet lightweight, power generation and storage solutions available, both attributes enabled by the use of Ascent’s CIGS technology.
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
The parties will liquidate the joint venture and distribute any available proceeds to the parties pro rata in accordance with the parties' contributions to the joint venture to date. The Company received approximately $191,000 in cash upon liquidation of the joint venture during the year ended December 31, 2015. The Company's contributions to the joint venture have consisted of (i) $320,000 in cash and (ii) certain technical and engineering consulting services. The Company does not anticipate having any material current or ongoing liabilities relating to the joint venture or its termination.
Related Party Activity
In February 2012, we announced the appointment of Victor Lee as President and Chief Executive Officer. Mr. Lee had served on our Board of Directors since November 2011 and is currently the managing director of Tertius Financial Group Pte Ltd, the joint venture partner with Radiant Group, in TFG Radiant. In April 2012, we appointed the Chairman of TFG Radiant, Mr. Winston Xu (aka Xu Biao), as a member of our Board of Directors. TFG Radiant owns approximately 3% of our outstanding common stock as of March 9, 2016.
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
In June 2012, we entered into a supply agreement and a contract manufacturing agreement with TFG Radiant. Under the terms of the contract manufacturing agreement TFG Radiant will oversee certain aspects of the contract manufacturing process related to our EnerPlex™ line of consumer products. We compensated TFG Radiant for acting as general contractor in the contract manufacturing process. Under the supply agreement TFG Radiant intends to distribute our consumer products in Asia. In December 2012, we entered into a consulting agreement with TGF Radiant for product design, product development and manufacturing coordination activities provided by TFG Radiant to us in connection with our line of consumer electronics products. This services agreement was terminated during the first quarter of 2014.
During the year ended December 31, 2015, the Company made no disbursements to TFG Radiant. During the year ended December 31, 2014, the Company made disbursements to TFG Radiant in the amount of $518,000. Included within these disbursements is $200,000 for consulting fees and $318,000 for finished goods received and deposits for work-in-process. During the years ended December 31, 2015 and 2014, the Company recognized revenue in the amount of $0 and $8,000, respectively, for products sold to TFG Radiant under the supply agreement. As of December 31, 2015 and 2014, the Company had $0 in receivables and deposits with TFG Radiant.
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

•	our ability to maintain the listing of our common stock on the OTCQB Venture Market;

•	our ability to achieve projected operational performance and cost metrics;

•	our ability to enter into commercially viable licensing, joint venture, or other commercial arrangements; and

•	availability of raw materials.
Basis of Presentation: The Company’s activities from inception through December 31, 2014 consisted substantially of raising capital, research and development, establishment and development of the Company's production plant, product development and establishing sales channels for its line of consumer products which is sold under the EnerPlex™ brand. Revenues from inception through December 31, 2014 had been primarily generated from the Company’s governmental research and development contracts until EnerPlex branded products began to sell in higher volumes in 2014. During this time period the Company's primary focus was not generating significant revenue, and thus cost of revenue was not considered a relevant number due to the development nature of the Company. As such, the majority of the Company's costs were considered to be research and development costs from inception through December 31, 2014. Beginning in 2015, due to the success of EnerPlex branded products, the Company's primary focus going forward is to build on the Company's past results and to significantly increase our revenues. As the Company's primary focus is increasing revenues by utilizing and expanding the sales channels established during prior years, the Company has determined that cost of revenue is a relevant number going forward. As such, the Company has included a Cost of revenues line item in the Consolidated Statements of Operations for the year ended December 31, 2015.
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
Revenue Recognition:
Product revenue - We generated product revenues of $6,205,000 for the year ended December 31, 2015. Product revenue is generated from commercial sales of flexible PV modules and PV integrated consumer electronics. Products are sold through our own website and through the use of online retailers and distributors. Revenue is recognized as products are shipped or delivered and title has transferred to the customer. In certain instances, we have agreed to refund a portion of the purchase price to customers if we decrease our standard retail price. We estimate the effect of this price protection and record the difference as a reduction of revenue at the time of sale. Estimated costs of returns and allowances and discounts are accrued as a reduction to sales when revenue is recognized.
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
During the fourth quarter of 2014, we issued Series D preferred stock. Upon issuance, the Series D preferred stock was evaluated under FASB ASC 480, “Distinguishing Liabilities from Equity" and it was determined the Series D preferred stock was within the scope of ASC 480; therefore, the Series D preferred stock was considered a liability under ASC 480.

During the first quarter of 2015, we issued Series D-1 preferred stock. Upon issuance, the Series D-1 preferred stock was evaluated under FASB ASC 480, “Distinguishing Liabilities from Equity" and it was determined the Series D-1 preferred stock was within the scope of ASC 480; therefore, the Series D-1 preferred stock was considered a liability under ASC 480.

During the fourth quarter of 2015, we issued Series E preferred stock. Upon issuance, the Series E preferred stock was evaluated under FASB ASC 480, “Distinguishing Liabilities from Equity" and it was determined the Series E preferred stock was within the scope of ASC 480; therefore, the Series E preferred stock is considered a liability under ASC 480.
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
Inventories: All inventories are stated at the lower of cost or market, with cost determined using the weighted average method. Inventory balances are frequently evaluated to ensure that they do not exceed net realizable value. The computation for net realizable value takes into account many factors, including expected demand, product lifecycle and development plans, module efficiency, quality issues, obsolescence and others. Management's judgment is required to determine reserves for obsolete or excess inventory. If actual demand and market conditions are less favorable than those estimated by management, additional inventory write downs may be required. The majority of our inventory is raw materials which have a long life cycle; obsolescence is not a significant factor in their valuation. During the years ended December 31, 2015 and December 31, 2014, the Company recognized no lower of cost or market adjustments.
Impairment of Long-lived assets: We analyze our long-lived assets (property, plant and equipment) and definitive-lived intangible assets (patents) for impairment, both individually and as a group, whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Events that might cause impairment would include significant current period operating or cash flow losses associated with the use of a long-lived asset or group of assets combined with a history of such losses, significant changes in the manner of use of assets and significant negative industry or economic trends. An undiscounted cash flow analysis is calculated to determine if an impairment exists. If an impairment is determined to exist, any related loss is calculated using the difference between the fair value and the carrying value of the assets. During the years ended December 31, 2015 and 2014, we incurred impairments of our manufacturing facilities and equipment in the amounts of $12,600 and $324,000, respectively, based on estimates prepared by management.
Research, Development and Manufacturing Operations Costs: Research, development and manufacturing operations expenses were $6.7 million and $18.8 million for the years ended December 31, 2015 and 2014, respectively.  Research, development and manufacturing operations expenses include: 1) technology development costs, which include expenses incurred in researching new technology, improving existing technology and performing federal government research and development contracts, 2) product development costs, which include expenses incurred in developing new products and lowering product design costs, and 3) pre-production and production costs, which include engineering efforts to improve production processes, material yields and equipment utilization, and manufacturing efforts to produce saleable product. Research, development and manufacturing operations costs are expensed as incurred, with the exception of costs related to inventoried raw materials, work-in-process and finished goods, which are expensed as Cost of revenue as products are sold.
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
Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The update will establish a comprehensive revenue recognition standard for virtually all industries in GAAP. ASU 2014-09 will change the amount and timing of revenue and cost recognition, implementation, disclosures and documentation. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. ASU 2014-09 is now effective for the us in fiscal year 2018. We are researching whether the adoption of ASU 2014-09 will have a material effect on the our consolidated financial statements.

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40). This ASU provides guidance to determine when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date that the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The standard will be effective for us for fiscal years beginning in 2016. We are evaluating the impact of the adoption of this accounting standard update on its financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which states that inventory should be measured at the lower of cost and net realizable value. Net realizable value is defined as estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU is effective within annual periods beginning on or after December 15, 2016, including interim periods within that reporting period. We are currently evaluating the impact, if any, that the adoption of this guidance will have on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize all leases, including operating leases, on the balance sheet as a lease asset or lease liability, unless the lease is a short-term lease. ASU 2016-02 also requires additional disclosures regarding leasing arrangements. ASU 2016-02 is effective for interim periods and fiscal years beginning after December 15, 2018, and early application is permitted. We are currently evaluating the impact, if any, that the adoption of this guidance will have on our consolidated financial statements.
Results of Operations
Comparison of the Years Ended December 31, 2015 and 2014
Revenues.    Our revenues were $6,537,000 for the year ended December 31, 2015 compared to $5,336,000 for the year ended December 31, 2014, an increase of $1,201,000. Revenues for the years ended December 31, 2015 and December 31, 2014 included product sales of $6,205,000 and $5,012,000, respectively. Revenues earned on our government research and development contracts increased by $9,000 for the year ended December 31, 2015 due to the addition of new government contracts.

Cost of revenues. Our Cost of revenues for the year ended December 31, 2015 was $9,563,000, which is comprised of Materials and Freight of $5,758,000, Direct Labor of $921,000, and Overhead of $2,884,000. Management believes our factory is currently significantly under-utilized, and a substantial increase in revenue would result in marginal increases to Direct Labor and Overhead. As such management’s focus going forward is to improve gross margin through increased sales and improved utilization of our factory. Direct materials related to product sales were $4,304,000 for the year ended December 31, 2015, which is approximately 69% of product sales. We are currently offering promotions and discounts in order to penetrate new markets. While these promotions and discounts have proved effective in building our brand and acquiring new customers, our gross margins have been negatively impacted. Long term we anticipate substantial improvements in gross margins for product sales.
Research, development and manufacturing operations costs.    Research, development and manufacturing operations costs were $6,712,000 for the year ended December 31, 2015 compared to $18,791,000 for the year ended December 31, 2014, a decrease of $12,079,000. The primary reason for the decrease is due to the segregation and creation of a new line item in our consolidated statement of operations added during 2015, Cost of revenues, which was $9,563,000 for the year ended December 31, 2015. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. Research, development and manufacturing operations costs also include costs related to technology development and governmental contracts. The following factors contributed to the decrease in research, development, and manufacturing operations expenses during the year ended December 31, 2015:

1.
Materials and Equipment Related expenses decreased $7,397,000 for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The decrease is primarily due to the fact that materials costs are included in the Cost of revenues line item for the year ended December 31, 2015.

2.
Personnel related expenses decreased $2,082,000 as compared to 2014. $183,000 of the decrease was related to non-cash stock compensation expense. The overall decrease in personnel related costs was primarily due a decrease in personnel and due to direct labor that is included in the Cost of revenues line item for the year ended December 31, 2015.

3.
Consulting and Contract Services decreased by $1,112,000 from the prior year. The decrease in expense as compared to the prior year was primarily attributed to the termination of the consulting services contract with TFGR, effective March 31, 2014 and product design fees incurred during the year ended December 31, 2014 that were non-recurring in 2015.

4.
Facility Related Expenses decreased $1,258,000 during the twelve months ended December 31, 2015. The decrease is due to the fact that some overhead costs are included in the Cost of Revenue line item for the year ended December 31, 2015.

Selling, general and administrative.    Selling, general and administrative expenses were $12,363,000 for the year ended December 31, 2015 compared to $14,119,000 for the year ended December 31, 2014, a decrease of $1,756,000. The following factors contributed to the decrease in selling, general, and administrative expenses during 2015:

1.
Personnel related costs increased $1,423,000 during the twelve months ended December 31, 2015. $128,000 of this increase was related to non-cash stock compensation expense. The overall increase in personnel related costs was due to additional sales and management personnel hired during 2015 in order to facilitate our increase in sales. The Company does not anticipate a significant change in employee headcount for 2016.

2.
Marketing and related expenses decreased $1,387,000 as compared to the prior year. During 2014, the Company implemented aggressive marketing and advertising campaigns in order to build our brand, which included television advertisements, print advertisements, and trade shows. During 2015, the Company did not incur the same level of advertising and marketing related expenses as 2014. Additionally, the decrease in the number of our retail kiosks operating during 2015 has contributed to the overall decrease in marketing and related expenses.

3.
Legal expenses decreased by $339,000 from the prior year. The decrease in legal expenses is due to litigation that occurred in 2014. During the first quarter of 2014 we incurred costs related to the Jefferies lawsuit and we have not incurred significant expenses related to any lawsuits during 2015.

4.
Consulting and contract services decreased $1,406,000 during the twelve months ended December 31, 2015 due to decreased staffing costs associated with our retail kiosks. We operated 13 retail kiosks during 2014 and only 2 retail kiosks during the majority of 2015.

Impairment loss. Impairment losses incurred as a result of write downs of Property, Plant and Equipment were $13,000 and $324,000 for years ended December 31, 2015 and 2014, respectively. The impairment loss incurred during both 2015 and 2014 was the result of certain manufacturing equipment no longer being utilized for its intended purpose.
Other Income/(Expense), net.     Other Income/(Expense) was $18,051,000 net expense for the year ended December 31, 2015 compared to $9,495,000 net expense for the year ended December 31, 2014, an increase of $8,556,000. The following factors contributed to the increase in other income/(expense), net during 2015:

1.
Interest Expense increased $22,440,000 as compared to 2014. The increase is due to non-cash interest expense and amortization of debt discounts related to the Notes, Series D Preferred Stock, Series D-1 Preferred Stock, Series E Preferred Stock, and the September 2015 Convertible Notes. The non-cash portion of interest expense for the year ended December 31, 2015 was $25,938,000.

2.
Deemed (non-cash) Interest Expense on Warrant Liability decreased $3,128,000 during the year ended December 31, 2015 due to a lower number of warrants issued in connection with our financing transactions during 2015 as compared to 2014.

3.
Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net fluctuated $10,519,000 as compared to the year ended December 31, 2014, resulting in a net gain as of December 31, 2015. The fluctuation in this non-cash item primarily relates to our extinguishments of our warrant liabilities and the Notes during the third and forth quarters of 2015.

Net Loss.    Our Net Loss was $45,798,000 for the year ended December 31, 2015, compared to a Net Loss of $43,354,000 for the year ended December 31, 2014, an increase in Net Loss of $2,444,000. The increase in Net Loss for the year ended December 31, 2015 can be summarized in variances in significant account activity as follows:

(Increase) decrease in Net Loss For the Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
Revenues	$1,201,000
Cost of Revenue	(9,563,000)
Research, development and manufacturing operations
Materials and Equipment Related Expenses	7,397,000
Personnel Related Expenses	2,082,000
Consulting and Contract Services	1,112,000
Facility Related Expenses	1,258,000
Other Miscellaneous Costs	230,000
Selling, general and administrative expenses
Personnel Related Expenses	(1,423,000)
Marketing Related Expenses	1,387,000
Legal Expenses	339,000
Public Company Costs	93,000
Consulting and Contract Services	1,406,000
Other Miscellaneous Costs	(45,000)
Depreciation and Amortization Expense	327,000
Impairment loss	311,000
Other Income/(Expense)
Interest Expense	(22,440,000)
Other Income/Expense	237,000
Deemed (non-cash) Interest Expense on Warrant Liability	3,128,000
Non-Cash Change in Fair Value of Derivative Liabilities and Gain/Loss on Extinguishment of Liabilities, net	10,519,000
Increase to Net Loss	$(2,444,000)
Liquidity and Capital Resources
On November 14, 2014, we entered into a securities purchase agreement (the "November 2014 Purchase Agreement") with one institutional and accredited investor (the "Investor"). Pursuant to the terms of the November 2014 Purchase Agreement, we sold to the Investor (i) $3,000,000 (3,000 shares) of Series D Convertible Preferred Stock (the "Series D Preferred Stock"), and (ii) $32,000,000 original principal amount of senior secured convertible notes (the "Notes"). On September 4, 2015, we entered into a Cancellation and Waiver Agreement (the “Cancellation Agreement”), with the Investor. Pursuant to the Cancellation Agreement, we agreed to retire all $21.2 million aggregate principal amount of its currently outstanding Notes. The Cancellation Agreement was amended on October 8, 2015 and November 22, 2015.
In February 2015, we completed the sale of 2,500 shares of Series D-1 preferred stock in a private placement for gross proceeds of $2.5 million. The transaction closed on February 25, 2015.
On April 6, 2015, we entered into a securities purchase agreement with TFG Radiant for a private placement of a total of 1,000,000 shares of our common stock which resulted in gross proceeds of approximately $1 million. The transaction closed on April 17, 2015.

On June 10, 2015, we entered into a securities purchase agreement with TFG Radiant for a private placement of a total of 1,000,000 shares of our common stock which resulted in gross proceeds of approximately $1 million. The transaction closed on July 10, 2015.

On September 4, 2015, we entered into a note purchase agreement with two accredited investors (the “Lenders”). Pursuant to the new loan agreement, we issued to the Lenders $1.5 million original principal amount of secured subordinated convertible notes on September 4, 2015, and an additional $0.5 million original principal amount of secured subordinated convertible notes on September 28, 2015 (collectively, the “September 2015 Convertible Notes”). All amounts due under the

September 2015 Convertible Notes are convertible at any time, in whole or in part, at the option of the Lenders into shares of Common Stock at a fixed conversion price, which is subject to adjustment for stock splits, stock dividends, combinations or similar events, of $0.12 per share. Unless earlier converted or redeemed, the September 2015 Convertible Notes will mature on September 4, 2016 (the “Maturity Date”). The September 2015 Convertible Notes bear interest at a rate of 8% per annum. Principal and interest on the September 2015 Convertible Notes is payable on the Maturity Date.

On November 4, 2015, we entered into a securities purchase agreement with a private investor (the "Private Investor") to issue 2,800 shares of Series E Preferred Stock to an investor in exchange for $2,800,000. Shares of the Series E Preferred Stock (including the amount of any accrued and unpaid dividends thereon) are convertible at the option of the holder into common stock at a variable conversion price equal to 80% of the average of the two lowest volume weighted average prices of our common stock for the ten consecutive trading day period prior to the conversion date. Holders of the Series E Preferred Stock will be entitled to dividends in the amount of 7% per annum, payable when, as and if declared by the Board of Directors in its discretion.

On November 10, 2015, we entered into a committed equity line purchase agreement (the "CEL") with the Private Investor. Under the terms and subject to the conditions of the CEL purchase agreement, at our option we have the right to sell to the Private Investor, and the Private Investor is obligated to purchase from us, up to $32.2 million of our common stock, subject to certain limitations, from time to time, over the 36-month period commencing on December 18, 2015, the date that the registration statement was declared effective by the SEC. The remaining availability under the CEL as of December 31, 2015 is $30.2 million.

Actual sales of shares of common stock to the Private Investor under the CEL purchase agreement will depend on a variety of factors to be determined by us from time to time, including, among others, our ability to register shares of common stock with the SEC, market conditions, the trading price of the common stock and determinations by us as to the appropriate sources of funding for our operations.

As of January 27, 2016, we were not able to access the CEL because we do not have any registered shares available for use in connection with the CEL purchase agreement.  We are in the process of registering an additional 48,000,000 shares for such purpose with the SEC.  If such additional registration statement is declared effective by the SEC and such additional shares become available for use, our sales of shares pursuant to the CEL purchase agreement during 2016 would be limited to such 48,000,000 shares. Our use of the CEL in 2017 and beyond would require, among other things, us to file additional registration statements in the future that cover additional shares and have such registration statements declared effective.  We would also need to maintain the effectiveness of such additional registration statements.
We have continued PV production at our manufacturing facility. We do not expect sales revenue and cash flows will be sufficient to support operations and cash requirements until we have fully implemented our new consumer products strategy. Changes in the level of expected operating losses, the timing of planned capital expenditures or other factors may negatively impact cash flows and reduce current cash and investments faster than anticipated. During 2015 we used $22.1 million in cash for operations, or an average of $5.5 million per quarter. During the fourth quarter of 2015 we used $4.6 million in cash for operations. Our primary significant long term obligation consists of a note payable of $5.8 million to a financial institution secured by a mortgage on our headquarters and manufacturing building in Thornton, Colorado. Total payments of $0.8 million, including principal and interest, will come due in 2016. Additionally, we owe $0.9 million as of December 31, 2015 related to a litigation settlement reached in April 2014, which is being paid in equal installments over 40 month which began April 2014.
Additional projected product revenues are not anticipated to result in a positive cash flow position for the year 2016 overall. As such, cash liquidity sufficient for the year ending December 31, 2016 will require additional financing. Subsequent to year end, on January 19, 2016, we entered into a securities purchase agreement (the “Series F SPA”) with the Private Investor for the sale of $7,000,000 of our newly designated Series F 7% Convertible Preferred Stock (the “Series F Preferred Stock”).
We have continued to accelerate sales and marketing efforts related to our consumer products strategy through increased hiring and expansion of our sales channel. We have begun activities related to securing additional financing through strategic or financial investors, but there is no assurance we will be able to raise additional capital on acceptable terms or at all. If our revenues do not increase rapidly, and/or additional financing is not obtained, we will be required to significantly curtail operations to reduce costs and/or sell assets. Such actions would likely have an adverse impact on our future operations. As a result of our recurring losses from operations, and the need for additional financing to fund our operating and capital requirements, there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt as to our ability to continue as a going concern.

Statements of Cash Flows Comparison of the Years Ended December 31, 2015 and 2014
For the year ended December 31, 2015, our cash used in operations was $22.1 million compared to $28.1 million for the year ended December 31, 2014, a decrease of $6.0 million. The decrease is primarily the result of reduced expenses from operations during the current year. For the year ended December 31, 2015, our cash used in investing activities was $0.2 million compared to cash used in investing activities of $1.1 million for the year ended December 31, 2014, a decrease of $0.9 million. The decrease in cash used in investing activities is primarily the result of receiving cash upon the dissolution of the Suqian Joint Venture and reduced equipment purchases and patent activity costs. During the year ended December 31, 2015, negative operating cash flows of $22.1 million were funded through $5.3 million of funding received from issuances of preferred stock, $2 million of funding received from issuances of common stock to TFG Radiant, $9.5 million released from the control account, $2 million of funding received from the September 2015 Convertible Notes, $2 million received from the Committed Equity Line, and the use of cash and cash equivalents held at December 31, 2014.
Contractual Obligations
The following table presents our contractual obligations as of December 31, 2015. Our long-term debt obligation is related to our building loan and includes both principal and interest. Our purchase obligations include orders for equipment, inventory and operating expenses.

		Payments Due by Year (in thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$9,388	$1,351	$2,431	$1,387	$4,219
Operating lease obligations	26	26	—	—	—
Purchase obligations	1,864	1,864	—	—	—
Total	$11,278	$3,241	$2,431	$1,387	$4,219
Off Balance Sheet Transactions
As of December 31, 2015, we did not have any off balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
Historically, we have purchased manufacturing equipment internationally, which exposes us to foreign currency risk.
From time to time we enter into foreign currency fair value hedges utilizing forward contracts designed to match scheduled contractual payments to equipment suppliers. Our objective is to fix the dollar amount of our foreign currency denominated manufacturing equipment purchases at the time of order. Although our hedging activity is designed to fix the dollar amount to be expended, the asset purchased is recorded at the spot foreign currency rate in effect as of the date of the payment to the supplier. The difference between the spot rate and the forward rate has been reported as gain or loss on forward contract. We cannot accurately predict future exchange rates or the overall impact of future exchange rate fluctuations on our business, results of operations and financial condition. All forward contracts entered into by us have been settled on the contract settlement dates, the last of which was settled in December 2009. We held no forward contracts during the years ended December 31, 2015 and 2014.
We hold no significant funds and have no future obligations denominated in foreign currencies as of December 31, 2015.
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
Interest Rate Risk
Our exposure to market risks for changes in interest rates relates primarily to our cash equivalents and investment portfolio. As of December 31, 2015, our cash equivalents consisted only of operating, restricted, and savings accounts held with financial institutions. From time to time, we hold money market funds, investments in U.S. government securities and high quality corporate securities. The primary objective of our investment activities is to preserve principal and provide liquidity on demand, while at the same time maximizing the income we receive from our investments without significantly increasing risk. The direct risk to us associated with fluctuating interest rates is limited to our investment portfolio, and we do not believe a change in interest rates will have a significant impact on our financial position, results of operations or cash flows.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Our management conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of December 31, 2015. Based on this evaluation, our management concluded the design and operation of our disclosure controls and procedures were effective as of December 31, 2015.
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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded our internal control over financial reporting was effective as of December 31, 2015. Our management reviewed the results of its assessment with the Audit Committee.
This annual report does not include an attestation report from our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to Sarbanes-Oxley Rule 404(c).
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS AND DIRECTORS
Our executive officers, continuing directors and director nominees, their ages and positions with us as of March 9, 2016, are as follows:

Name	Age	Position
Victor Lee	48	President and Chief Executive Officer, Director
Amit Kumar, Ph.D.	51	Chairman of the Board, Director
Kim J. Huntley	61	Director
G. Thomas Marsh	72	Director
Xu Biao	46	Director
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
Amit Kumar, Ph.D. has served on our Board of Directors since June 2007 and as Chairman since January 2011. Dr. Kumar is currently Vice Chairman of ITUS Corporation (NASDAQ:ITUS) and Executive Chairman and CEO of Anixa Diagnostics Corporation, both operating in the area of cancer research. From December 2010 to June 2016 Dr. Kumar was CEO of Geo Fossil Fuels, LLC, a privately held Energy company. From September 2001 until June 30, 2010, Dr. Kumar was President and CEO of CombiMatrix Corporation (NASDAQ: CBMX). Previously, Dr. Kumar was Vice President of Life Sciences of Acacia Research Corp (NASDAQ: ACTG). From January 1999 to February 2000, Dr. Kumar was the founding President and Chief Executive Officer of Signature BioSciences, Inc., a life science company developing technology for advanced research in genomics, proteomics and drug discovery. From January 1998 to December 1999, Dr. Kumar was an Entrepreneur in Residence with Oak Investment Partners, a venture capital firm. From October 1996 to January 1998, Dr. Kumar was a Senior Manager at IDEXX Laboratories, Inc., a biotechnology company. From October 1993 to September 1996, Dr. Kumar was Head of Research & Development for Idetek Corporation, which was later acquired by IDEXX Laboratories, Inc. Dr. Kumar received his B.S. degree in chemistry from Occidental College. After joint studies at Stanford University and the California Institute of Technology, he received his Ph.D. in Chemistry from Caltech in 1991. He also completed a post-doctoral fellowship at Harvard University in 1993. Dr. Kumar has authored and co-authored over 40 peer-reviewed publications and holds a dozen patents. Dr. Kumar brings significant leadership experience as well as experience in photovoltaic research including work on energy conversion using cells made from silicon (single crystal, polycrystalline, and amorphous), gallium arsenide, indium phosphide, metal oxides and other materials. Dr. Kumar is a member of the Board of Directors of Aeolus Pharmaceuticals (OTC: AOLS).

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
Our Certificate of Incorporation provides that the Board of Directors will be divided into three classes. Our Class 1 director is Dr. Amit Kumar. Our Class 2 directors are Kim J. Huntley and G. Thomas Marsh. Our Class 3 directors are Victor Lee and Xu Biao. The terms of Messrs. Huntley and Marsh will expire at the Company's 2016 annual stockholder meeting.
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

Number of Meetings
The Board held a total of 12 meetings in 2015. Our Audit Committee held 7 meetings, our Compensation Committee held 3 meetings, and our Nominating and Governance Committee held 2 meetings in 2015. With the exception of Winston Xu, each director attended at least 75% of the aggregate of the total number of meetings of the Board and the Board committees on which he served.
Board Member Attendance at Annual Stockholder Meetings
Although we do not have a formal policy regarding director attendance at annual stockholder meetings, directors are encouraged to attend these annual meetings absent extenuating circumstances. Our 2015 annual meeting was attended by one director serving at the time.
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
Director Compensation
In 2015, our independent directors each received an annual cash retainer of $20,000 and restricted stock units valued at $35,000 based on the closing price of our common stock on December 31, 2014. In addition, an independent director received: (1) for serving as a Board committee member, restricted stock unit awards valued at $10,000 based on the closing price of our common stock as of December 31, 2014; (2) for serving as a committee chairman, restricted stock unit awards valued at $20,000 based on the closing price of our common stock on December 31, 2014; and (3) for serving as chairman of the Board, additional cash compensation of $100,000 and restricted stock unit awards valued at $40,000 based on the closing price of our common stock on December 31, 2014.
The following Director Compensation Table summarizes the compensation of each of our directors for services rendered to us during the year ended December 31, 2015:
2015 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Comp ($)	Total ($)
Amit Kumar	120,000	114,999	—	234,999
Kim J. Huntley	20,000	74,998	—	94,998
G. Thomas Marsh	20,000	74,998	—	94,998

Victor Lee	—	—	—	—
Xu Biao(2)	—	—	—	—

(1)	Represents the aggregate grant date fair value of restricted stock unit awards computed in accordance with FASB ASC Topic 718 for awards of stock granted during the year ended December 31, 2015.

(2)	Mr. Biao received compensation in 2015 for services provided to the Company's Asian subsidiary. See "Related Party Transactions" below.
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
Communication with the Board of Directors
Stockholders may communicate with the Board by sending correspondence to our Chairman, c/o the Corporate Secretary, at our corporate address on the cover of this 10-K. It is our practice to forward all such correspondence to our Chairman, who is responsible for determining whether to relay the correspondence to the other members of the Board.
Item 11. Executive Compensation
Compensation of Executive Officers in 2015
The following Summary Compensation Table sets forth certain information regarding the compensation of our principal executive officers for services rendered in all capacities to us during the years ended December 31, 2015 and 2014.
Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	All Other Comp($)(4)	Total ($)
Victor Lee—Chief Executive Officer	2015	311,589	—	—	245,647	—	557,236
	2014	213,462	—	—	85,200	—	298,662
William Gregorak - Former CFO(3)	2015	86,894	—	—	37,850	124,890	249,634
	2014	185,000	—	—	15,870	—	200,870

(1)	Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for awards of stock awards granted during the years ended December 31, 2015 and 2014.

(2)	Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for options granted during the years ended December 31, 2015 and 2014.

(3)	William Gregorak resigned as CFO effective May 13, 2015.

(4)	Includes severance and COBRA insurance premiums through December 31, 2015.
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
The following table sets forth information concerning the outstanding equity awards granted to the named executive officers as of December 31, 2015.

Outstanding Equity Awards at Fiscal Year-End 2015

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options(#)		Option Exercise Price($/sh)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Name	Exercisable	Unexercisable
Victor Lee(1)	20,000	—	$6.50	3/1/2023	—	—
	5,000	15,000	$5.50	4/4/2024	—	—
	—	200,000	$1.01	2/11/2025	—	—
	—	200,000	$0.61	6/18/2025	—	—
William Gregorak(2)	—	—	$—	—	—	—

Vesting dates of securities underlying unexercised options and stock awards not yet vested as of December 31, 2015:

(1)
$6.50 options - 10,000 vested on 3/1/14 and 10,000 vested on 3/1/15. $5.50 Options - 5,000 vested on 4/4/15, 5,000 vesting on 4/4/16, 5,000 vesting on 4/4/17, and 5,000 vesting on 4/4/18. $1.01 Options - 100,000 vesting on 2/11/16 and 100,000 vesting on 2/11/17. $0.61 Options - 100,000 vesting on 6/18/17 and 100,000 vesting on 6/18/19

(2)	William Gregorak resigned as CFO effective May 13, 2015

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information as of December 31, 2015 relating to all of our equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,124,786	$3.37	5,441,724

(1)	This column does not include 354,982 restricted stock awards or units.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table shows information regarding the beneficial ownership of our common stock by our directors, executive officers, and greater than 5% beneficial owners as of March 9, 2016.
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power and all shares issuable upon exercise of options or the vesting of restricted stock within 60 days of March 9, 2016. For purposes of calculating the percentage of our common stock beneficially owned, the number of shares of our common stock includes 216,406,974 shares of our common stock outstanding as of March 9, 2016.
Unless otherwise indicated, each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned. The address for each director or named executive officer is c/o Ascent Solar Technologies, Inc., 12300 North Grant Street, Thornton, Colorado 80241.

Name of Beneficial Owner	No. of Shares Beneficially Owned	Percentage
5% Stockholders:
Seng Wei Seow(1)	23,778,347	9.9%
Officers and Directors:
Victor Lee(2)	130,000	*
Amit Kumar, Ph.D.(3)	359,972	*
Kim J. Huntley(4)	214,728	*
G. Thomas Marsh(5)	236,650	*
Xu Biao(6)	50,000	*
All directors and executive officers as a group (5 persons)	991,350	0.5%

*	Less than 1.0%.

1.
The address for Seng Wei Seow is 17 Jalan Haji Salam, Singapore 468784. Consists of 1,134,831 shares of common stock owned as of March 9, 2016. Also includes additional shares of common stock issuable as of such date (i) upon conversion of shares of Series A preferred stock, (ii) upon exercise of common stock warrants held by Seow and (iii) upon conversion of a secured convertible promissory note held by Seow. The Series A preferred stock, common stock warrants and Note Purchase Agreement contain conversion, exercise and issuance limitations providing that Seow may not be issued shares of common stock (whether by means of conversion of Series A preferred stock, exercise of warrants, conversion under the promissory note or otherwise) if after giving effect to such issuance Seow would beneficially own in excess of 9.9% of the Company's outstanding shares of common stock. Does not include any other shares of common stock that may be issued in the future in connection with the Series A preferred stock, common stock warrants and promissory note that could be issued to Seow if such 9.9% limitation does not apply.

2.
Does not include securities held by TFG Radiant Investment Group Ltd., our largest stockholder. Mr. Lee is managing director of Tertius Financial Group Pte Ltd. a 50% owner of TFG Radiant Investment Group Ltd., and disclaims beneficial ownership of our securities held by TFG Radiant Investment Group Ltd. Does not include 310,000 options to purchase common stock issued but not vested as of or within 60 days of March 9, 2016.

3.	Does not include 566,664 shares of restricted stock issued but not vested as of or within 60 days of March 9, 2016 that will require shareholder approval.

4.	Does not include 300,000 shares of restricted stock issued but not vested as of or within 60 days of March 9, 2016 that will require shareholder approval.

5.	Does not include 300,000 shares of restricted stock issued but not vested as of or within 60 days of March 9, 2016 that will require shareholder approval.

6.
Does not include securities held by TFG Radiant Investment Group Ltd., our largest stockholder. Mr. Xu is an investor in TFG Radiant Investment Group Ltd., and disclaims beneficial ownership of our securities held by TFG Radiant Investment Group Ltd. Does not include 50,000 options to purchase common stock issued but not vested as of or within 60 days of March 9, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence
RELATED PARTY TRANSACTIONS

Transactions Involving TFG Radiant

On August 12, 2011, we entered into a strategic alliance with TFG Radiant and its affiliates. TFG Radiant made an initial $7.36 million equity investment in our common stock and received an option to acquire an additional 950,000 shares of our common stock at an exercise price of $15.50 per share. This option expired unexercised in February, 2014. In connection with the transaction, we entered into a stockholders agreement with TFG Radiant (the "Prior Stockholders Agreement"), which granted TFG Radiant the right to designate a member of our Board of Directors for election so long as TFG Radiant holds at least 15% of our common stock. On November 3, 2011, we appointed Mr. Victor Lee as a member of our Board of Directors and a designated representative of TFG Radiant.

On March 30, 2012, TFG Radiant purchased all of the Ascent Solar common shares then owned by Norsk Hydro (previously our largest shareholder), or 806,739 shares, for $4 million, or approximately $5.00 per share.

In April 2012, we appointed the Chairman of TFG Radiant, Mr. Winston Xu (aka Xu Biao), as a member of our Board of Directors.

Mr. Winston Xu, a director of the Company and an affiliate of TFG Radiant, serves as a director of the Company’s Asia subsidiary and provides a variety of services to our Asia subsidiary.  In 2015, we paid Mr. Xu $65,556 for services provided to our Asia subsidiary.
On April 6, 2015, the Company entered into a securities purchase agreement with TFG Radiant for a private placement of a total of 1,000,000 shares of the Company’s common stock which resulted in gross proceeds of approximately $1 million to the Company. The transaction closed on April 17, 2015.

On June 10, 2015, the Company entered into a securities purchase agreement with TFG Radiant for a private placement of a total of 1,000,000 shares of the Company’s common stock which resulted in gross proceeds of approximately $1 million to the Company. The transaction closed on July 10, 2015.

TFG Radiant owns approximately 3% of our outstanding common stock as of March 9, 2016.

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

During 2015 we did not receive any funds pursuant to the Joint Development Agreement from TFG Radiant.

The Joint Development Agreement was filed as an exhibit to our Quarterly Report on Form 10-Q filed on November 10, 2011 and is subject to a confidential treatment order of the SEC through December 31, 2020.

Supply Agreement

In June 2012, we entered into a supply agreement with TFG Radiant. Under the supply agreement TFG Radiant is a distributor of our consumer products in Asia. During the year ended December 31, 2015 and 2014, we recognized revenue in the amount of $0 and $8,000, respectively, for products sold to TFG Radiant under the supply agreement.

Contract Manufacturing Agreement

In June 2012, we entered into a contract manufacturing agreement with TFG Radiant. Under the terms of the contract manufacturing agreement TFG Radiant oversees certain aspects of the contract manufacturing process related to our EnerPlex™ line of consumer products. We compensate TFG Radiant for acting as general contractor in the contract manufacturing process. During the year ended December 31, 2015 we made no disbursements to TFG Radiant. During the year ended December 31, 2014 we made disbursements to TFG Radiant in the amount of $518,000. Included within these 2014 disbursements is $200,000 for consulting fees and $318,000 for finished goods received and deposits for work-in-process. As of December 31, 2015 and 2014, we had $0 in deposits with TFG Radiant.

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
Based solely upon our review of the copies of such forms received by us during the fiscal year ended December 31, 2015, we believe that each person who, at any time during such fiscal year, was a director, officer, or beneficial owner of more than 10 percent of our common stock complied with all Section 16(a) filing requirements in a timely manner during such fiscal year.

Item 14. Principal Accounting Fees and Services
PRINCIPAL ACCOUNTANTS
Principal Accounting Fees and Services
Fees for audit and related services by our accounting firm, Hein & Associates LLP, for the years ended December 31, 2015 and 2014 were as follows:

	2015	2014
Audit fees	$208,000	$190,000
Audit related fees	16,000	16,000
Total audit and audit related fees	$224,000	$206,000
Tax fees	2,500	—
All other fees	—	—
Total Fees	$226,500	$206,000
Audit fees for Hein & Associates LLP for fiscal year 2015 and 2014 represent aggregate fees during the audit of the financial statements, interim reviews of the quarterly financial statements and consents and comfort letters.
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

ASCENT SOLAR TECHNOLOGIES, INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of March, 2016.

ASCENT SOLAR TECHNOLOGIES, INC.

By:	/S/ VICTOR LEE
Lee Kong Hian (aka Victor Lee) President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacities	Date

/S/ VICTOR LEE	President & Chief Executive Officer and a Director (Principal Executive Officer and acting Principal Financial Officer)	March 11, 2016
Lee Kong Hian (aka Victor Lee)

/S/ AMIT KUMAR	Chairman of the Board of Directors	March 11, 2016
Amit Kumar, Ph.D.

/S/ WINSTON XU	Director	March 11, 2016
Xu Biao (aka Winston Xu)

	Director	March 11, 2016
G. Thomas Marsh

/S/ KIM J. HUNTLEY	Director	March 11, 2016
Kim J. Huntley

Ascent Solar Technologies, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Ascent Solar Technologies, Inc.
Thornton, Colorado

We have audited the accompanying consolidated balance sheets of Ascent Solar Technologies, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ascent Solar Technologies, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations and requires additional financing to fund operations through December 31, 2016. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HEIN & ASSOCIATES LLP

Denver, Colorado
March 11, 2016

ASCENT SOLAR TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$326,217	$3,316,576
Restricted cash - short term	—	24,000,000
Trade receivables, net	1,992,885	2,782,105
Inventories	4,272,380	2,427,212
Prepaid expenses and other current assets	1,394,780	2,660,384
Total current assets	7,986,262	35,186,277
Property, Plant and Equipment:	37,575,736	37,598,452
Less accumulated depreciation and amortization	(28,484,708)	(22,941,264)
	9,091,028	14,657,188
Other Assets:
Restricted cash - long term	—	4,001,880
Patents, net of amortization of $169,626 and $122,731, respectively	1,567,567	1,305,895
Investment in joint venture	—	320,000
Other non-current assets	105,313	449,142
	1,672,880	6,076,917
Total Assets	$18,750,170	$55,920,382
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,625,322	$1,569,746
Accrued expenses	1,713,935	2,934,246
Current portion of long-term debt	348,722	302,210
Current portion of convertible note payable, net of discount of $22,484 and $7,607,492, respectively	30,036	364,093
September 2015 fixed rate convertible notes, net of discount of $1,237,500 and $0, respectively	811,773	—
Promissory note	500,493	—
Current portion of litigation settlement	541,255	493,732
Series D preferred stock, net of discount of $0 and $1,194,222, respectively	—	224,778
Series E preferred stock, net of discount of $1,231,737 and $0, respectively	1,090,847	—
Short term embedded derivative liabilities	613,834	4,427,011
Make-whole dividend liability	849,560	849,560
Total current liabilities	10,125,777	11,165,376
Accrued Litigation Settlement, net of current portion	339,505	880,760
Long-Term Debt	5,442,194	5,764,965
Long-Term Convertible Note, net of discount $0 and $22,930,946, respectively	—	1,097,469
Warrant Liability	—	15,866,667
Long Term Embedded Derivative Liabilities	—	13,344,155
Accrued Warranty Liability	264,000	136,000
Commitments and Contingencies (Notes 4 & 17)
Stockholders’ Equity:
Series A preferred stock, $.0001 par value; 750,000 shares authorized and issued; 212,390 and 212,390 shares outstanding as of December 31, 2015 and December 31, 2014, respectively ($2,548,680 Liquidation Preference)	21	21
Common stock, $0.0001 par value, 450,000,000 shares authorized; 155,196,865 and 18,211,104 shares issued and outstanding, respectively	15,520	1,821
Additional paid in capital	347,644,947	306,947,144
Accumulated deficit	(345,081,794)	(299,283,996)
Total stockholders’ equity	2,578,694	7,664,990
Total Liabilities and Stockholders’ Equity	$18,750,170	$55,920,382
The accompanying notes are an integral part of these consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2015	2014
Revenues*	6,536,992	5,335,545
Costs and Expenses
Cost of revenues (exclusive of depreciation shown below)	9,562,528	—
Research, development and manufacturing operations (exclusive of depreciation shown below)	6,711,813	18,791,140
Selling, general and administrative (exclusive of depreciation shown below)	12,363,037	14,118,508
Depreciation and amortization	5,633,428	5,960,843
Impairment loss	12,570	324,031
Total Costs and Expenses	34,283,376	39,194,522
Loss from Operations	(27,746,384)	(33,858,977)
Other Income/(Expense)
Other Income/(Expense), net	(60,294)	(297,143)
Interest Expense	(26,549,098)	(4,109,272)
Deemed interest expense on warrant liability	(909,092)	(4,037,517)
Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net	9,467,070	(1,051,540)
Total Other Income/(Expense)	(18,051,414)	(9,495,472)
Net Loss	$(45,797,798)	$(43,354,449)
Deemed (non-cash) dividends on preferred stock and accretion of warrants	—	(8,087,500)
Net Loss applicable to common stockholders	$(45,797,798)	$(51,441,949)

Net Loss Per Share (Basic and diluted)	$(0.86)	$(4.85)
Weighted Average Common Shares Outstanding (Basic and diluted)	53,475,729	10,598,502
* Includes related party revenue of $0 and $8,050 for the years ended December 31, 2015 and 2014, respectively. See Note 16.

The accompanying notes are an integral part of these consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Series A Preferred Stock		Series B-1 Preferred Stock		Series C Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2013	6,174,853	$617	362,390	$36	350	$—	—	$—	$263,275,563	$(247,842,047)	$15,434,169
Proceeds from private placement: Common stock	4,315,618	432	—	—	—	—	—	—	11,959,513	—	11,959,945
Conversion of Series A Preferred Shares	254,075	25	(150,000)	(15)	—	—	—	—	572,424	—	572,434
Proceeds from issuance of Series B Preferred Stock	—	—	—	—	500	—	—	—	5,000,000	—	5,000,000
Conversion of Series B Preferred Shares	1,977,811	198	—	—	(850)	—	—	—	7,037,299	—	7,037,497
Proceeds from issuance of Series C Preferred Stock	—	—	—	—	—	—	600	—	6,000,000	—	6,000,000
Issuance of Preferred C Penalty Shares	—	—	—	—	—	—	30	—	300,000	—	300,000
Cost of Series C Preferred Share issuance	—	—	—	—	—	—	—	—	(53,362)	—	(53,362)
Conversion of Series C Preferred Shares	3,482,909	348	—	—	—	—	(630)	—	8,803,910	—	8,804,258
Conversion of Series D Preferred Shares & Dividends	1,696,136	170	—	—	—	—	—	—	2,856,532	—	2,856,702
Interest Expense paid with Common stock	180,499	18	—	—	—	—	—	—	266,405	—	266,423
Issuance of Restricted Stock	51,425	5	—	—	—	—	—	—	(5)	—	—
Common Stock Issued to Placement Agent	77,778	8	—	—	—	—	—	—	94,548	—	94,556
Stock based compensation	—	—	—	—	—	—	—	—	834,317	—	834,317
Deemed dividends on preferred stock and accretion of warrants	—	—	—	—	—	—	—	—	—	(8,087,500)	(8,087,500)
Net Loss	—	—	—	—	—	—	—	—	—	(43,354,449)	(43,354,449)
Balance, December 31, 2014	18,211,104	$1,821	212,390	$21	—	$—	—	$—	$306,947,144	$(299,283,996)	$7,664,990

The accompanying notes are an integral part of these consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Series A Preferred Stock		Series B-1 Preferred Stock		Series C Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2014	18,211,104	$1,821	212,390	$21	—	$—	—	$—	$306,947,144	$(299,283,996)	$7,664,990
Proceeds from private placement: Common stock	2,000,000	200	—	—	—	—	—	—	1,999,800	—	2,000,000
Conversion of Series D Preferred Stock into Common Shares	1,465,972	147	—	—	—	—	—	—	813,845	—	813,992
Conversion of Series D-1 Preferred Stock into Common Shares	2,305,824	231	—	—	—	—	—	—	3,169,118	—	3,169,349
Conversion of Convertible Notes into Common Shares	95,517,222	9,552	—	—	—	—	—	—	25,548,368	—	25,557,920
Conversion of Series E Preferred Stock into Common Shares	4,957,585	496	—	—	—	—	—	—	745,420	—	745,916
Common Shares sold pursuant to the Committed Equity Line	16,850,923	1,685	—	—	—	—	—	—	1,998,315	—	2,000,000
Conversion of Right Shares into Common Shares	8,300,000	830	—	—	—	—	—	—	2,904,170	—	2,905,000
Interest and Dividends paid with Common Stock	3,823,791	382	—	—	—	—	—	—	1,034,153	—	1,034,535
Issuance of Restricted Stock	258,365	26	—	—	—	—	—	—	(26)	—	—
Common Stock Issued to Placement Agent	132,191	13	—	—	—	—	—	—	108,967	—	108,980
Commitment Shares	860,000	86	—	—	—	—	—	—	53,914	—	54,000
Common shares issued in payment of consulting expenses	513,888	51	—	—	—	—	—	—	89,948	—	89,999
Stock based compensation	—	—	—	—	—	—	—	—	856,811	—	856,811
Beneficial Conversion Feature related to the September 2015 Convertible Notes	—	—	—	—	—	—	—	—	1,375,000	—	1,375,000
Net Loss	—	—	—	—	—	—	—	—	—	(45,797,798)	(45,797,798)
Balance, December 31, 2015	155,196,865	$15,520	212,390	$21	—	$—	—	$—	$347,644,947	$(345,081,794)	$2,578,694

The accompanying notes are an integral part of these consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2015	2014
Operating Activities:
Net loss	$(45,797,798)	$(43,354,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,633,428	5,960,843
Stock based compensation	856,811	834,317
Common stock issued for services	89,999	—
Amortization of financing costs	362,996	51,689
Impairment loss	12,570	324,031
Non-cash interest expense	1,439,425	266,423
Amortization of debt discount	23,968,539	3,267,340
Non-cash Preferred C Penalty Shares	—	300,000
Loss on Note Receivable	99,000	—
Loss on Joint Venture	128,709	—
Bad debt expense	77,524	32,566
Accrued litigation settlement	(493,732)	(325,508)
Deemed interest expense on warrant liability	909,092	4,037,517
Change in fair value of derivatives and loss on extinguishment of liabilities, net	(9,467,070)	1,051,540
Changes in operating assets and liabilities:
Accounts receivable	711,696	(2,356,595)
Related party receivables and deposits	—	21,122
Inventories	(1,845,168)	(539,600)
Prepaid expenses and other current assets	248,781	(387,809)
Accounts payable	2,055,575	1,126,992
Accrued expenses	(1,220,311)	1,516,377
Warranty reserve	128,000	88,063
Net cash used in operating activities	(22,101,934)	(28,085,141)
Investing Activities:
Purchase of property, plant and equipment	(29,194)	(134,727)
Note Receivable	—	(171,000)
Investment in Joint Venture	191,291	(320,000)
Interest income on restricted cash	(49,446)	—
Patent activity costs	(308,567)	(465,721)
Net cash used in investing activities	(195,916)	(1,091,448)
Financing Activities:
Payment of debt financing costs	(466,250)	(447,645)
Proceeds from Promissory Note	500,000	—
Repayment of debt	(276,259)	(282,960)
Repayment of convertible notes	(1,000,000)	—
Proceeds from convertible notes	2,000,000	32,000,000
Restricted cash	9,250,000	(28,001,880)
Proceeds from Committed Equity Line	2,000,000	—
Proceeds from issuance of stock and warrants	7,300,000	25,907,495
Net cash provided by financing activities	19,307,491	29,175,010
Net change in cash and cash equivalents	(2,990,359)	(1,579)
Cash and cash equivalents at beginning of period	3,316,576	3,318,155
Cash and cash equivalents at end of period	$326,217	$3,316,576
Supplemental Cash Flow Information:
Cash paid for interest	$477,354	$519,014
Non-Cash Transactions:
Non-cash conversions of preferred stock and convertible notes to equity	$19,988,994	$16,278,954
Make-whole provision on convertible preferred stock	$—	$8,087,500

The accompanying notes are an integral part of these consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Reverse Stock Split
On August 26, 2014, the Company, a Delaware corporation, filed a Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (the "Certificate of Amendment") with the Secretary of State of the State of Delaware to effect a reverse stock split of the Company's common stock, par value $0.0001 per share at a ratio of one-for-ten (the "Reverse Stock Split"). The Certificate of Amendment did not change the number of authorized shares, or the par value, of the Company’s common stock. The Certificate of Amendment provides that every ten shares of the Company’s issued and outstanding common stock were automatically combined into one issued and outstanding share of the Company’s common stock. All shares and per share amounts in the consolidated financial statements and accompanying notes have been retroactively adjusted to give effect to the Reverse Stock Split.

NOTE 2. BASIS OF PRESENTATION
The accompanying consolidated financial statements have been derived from the accounting records of Ascent Solar Technologies, Inc., Ascent Solar (Asia) Pte. Ltd., and Ascent Solar (Shenzhen) Co., Ltd. (collectively, "the Company") as of December 31, 2015 and December 31, 2014, and the results of operations for the year ended December 31, 2015 and 2014. Ascent Solar (Shenzhen) Co., Ltd. is wholly owned by Ascent Solar (Asia) Pte. Ltd., which is wholly owned by Ascent Solar Technologies, Inc. All significant inter-company balances and transactions have been eliminated in the accompanying consolidated financial statements.
The Company’s activities from inception through December 31, 2014 consisted substantially of raising capital, research and development, establishment and development of the Company's production plant, product development and establishing sales channels for its line of consumer products which is sold under the EnerPlex™ brand. Revenues from inception through December 31, 2014 had been primarily generated from the Company’s governmental research and development contracts until EnerPlex branded products began to sell in higher volumes in 2014. During this time period the Company's primary focus was not generating significant revenue, and thus cost of revenue was not considered a relevant number due to the development nature of the Company. As such, the majority of the Company's costs were considered to be research and development costs from inception through December 31, 2014. Beginning in 2015, due to the success of EnerPlex branded products, the Company's primary focus going forward is to build on the Company's past results and to significantly increase our revenues. As the Company's primary focus is increasing revenues by utilizing and expanding the sales channels established during prior years, the Company has determined that cost of revenue is a relevant number going forward. As such, the Company has included a Cost of revenues line item in the Consolidated Statements of Operations for the year ended December 31, 2015.

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
Certain long-lived assets and current liabilities have been measured at fair value on a recurring and non-recurring basis. See Note 6. Property, Plant and Equipment, Note 9. Convertible Note and Series D Preferred Stock, Note 11. Series E Preferred Stock, and Note 12. Make-whole Dividend Liability. The carrying amount of our long term debt outstanding approximates fair value because our current borrowing rate does not materially differ from market rates for similar bank borrowings. The carrying value for cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and other assets and liabilities approximate their fair values due to their short maturities.
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
Foreign Currencies: Bank account balances held in foreign currencies are translated to U.S. dollars utilizing the period end exchange rate. Gains or losses incurred in connection with the Company’s accounts held in foreign currency were not material for the years ended December 31, 2015 and 2014 and were recorded in “Other Income/(Expense)” in the Consolidated Statements of Operations.
Revenue Recognition:
Product revenue - The Company generated product revenues of $6,205,000 for the year ended December 31, 2015. Product revenue is generated from commercial sales of flexible PV modules and PV integrated consumer electronics, non-PV integrated power banks and associated accessories. Products are sold through the Company's own e-commerce website, online retailers, direct to retailers and indirectly to retailers through distributors. Revenue is recognized as products are shipped or delivered and title has transferred to the customer. In certain instances, the Company has agreed to refund a portion of the purchase price to customers if the Company decreases its standard retail price. The Company estimates the effect of this price protection and records the difference as a reduction of revenue at the time of sale. Estimated costs of returns and allowances and discounts are accrued as a reduction to sales when revenue is recognized. See Marketing and Advertising Costs below for accounting treatment related to cooperative advertising programs.
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
Marketing and Advertising Costs: The Company advertises in print, television, online and through social media.  The Company will also authorize customers to run advertising campaigns on its behalf through various media outlets. Marketing and advertising costs are expensed as incurred. Marketing and advertising expenses were $3,369,000 and $4,756,000 for the years ended December 31, 2015 and 2014, respectively.
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
Shipping and Handling Costs: The Company classifies shipping and handling costs for products shipped to customers as a component of “Cost of revenues” on the Company’s Consolidate Statements of Operations. Customer payments of shipping and handling costs are recorded as a component of Revenues.
Receivables and Allowance for Doubtful Accounts: Trade accounts receivable are recorded at the invoiced amount as the result of transactions with customers. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company estimates the collectability of accounts receivable using analysis of historical bad debts, customer credit-worthiness and current economic trends. Reserves are established on an account-by-account basis. Account balances are written off against the allowance in the period in which the Company determines that is it probable that the receivable will not be recovered. As of December 31, 2015 and 2014, the Company had an allowance for doubtful accounts of $60,347 and $32,566, respectively.
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
During the fourth quarter of 2014, the Company issued Series D preferred stock. Upon issuance, the Series D preferred stock was evaluated under FASB ASC 480, “Distinguishing Liabilities from Equity" and it was determined the Series D preferred stock was within the scope of ASC 480; therefore, the Series D preferred stock was considered a liability under ASC 480. Refer to Note 9 for further information.
During the first quarter of 2015, the Company issued Series D-1 preferred stock. Upon issuance, the Series D-1 preferred stock was evaluated under FASB ASC 480, “Distinguishing Liabilities from Equity" and it was determined the Series D-1 preferred stock was within the scope of ASC 480; therefore, the Series D-1 preferred stock was considered a liability under ASC 480. Refer to Note 9 for further information.
During the fourth quarter of 2015, the Company issued Series E preferred stock. Upon issuance, the Series E preferred stock was evaluated under FASB ASC 480, “Distinguishing Liabilities from Equity" and it was determined the Series E preferred stock was within the scope of ASC 480; therefore, the Series E preferred stock is considered a liability under ASC 480. Refer to Note 11 for further information.

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
Patents: At such time as the Company is awarded patents, patent costs are amortized on a straight-line basis over the legal life on the patents, or over their estimated useful lives, whichever is shorter. As of December 31, 2015, the Company had $1,568,000 of net patent costs, of which $50,000 represents costs net of amortization incurred for awarded patents, and the remaining $1,518,000 represents costs incurred for patent applications to be filed. During the year ended December 31, 2015, the Company capitalized $309,000 in patent costs as it worked to secure design rights and trademarks for newly developed products. Amortization expense was $47,000 and $39,000 for the years ended December 31, 2015 and 2014, respectively. Amortization expense is expected to remain consistent or increase slightly in future periods.
Inventories: All inventories are stated at the lower of cost or market, with cost determined using the weighted average method. Inventory balances are frequently evaluated to ensure they do not exceed net realizable value. The computation for net realizable value takes into account many factors, including expected demand, product life cycle and development plans, module efficiency, quality issues, obsolescence and others. Management's judgment is required to determine reserves for obsolete or excess inventory. As of December 31, 2015 and 2014, the Company had inventory reserve balances of $653,000 and $864,000, respectively. If actual demand and market conditions are less favorable than those estimated by management, additional inventory write downs may be required. During the years ended December 31, 2015 and December 31, 2014, the Company recognized no lower of cost or market adjustments.
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
Impairment of Long-lived Assets: The Company analyzes its long-lived assets (property, plant and equipment) and definitive-lived intangible assets (patents) for impairment, both individually and as a group, whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Events that might cause impairment would include significant current period operating or cash flow losses associated with the use of a long-lived asset or group of assets combined with a history of such losses, significant changes in the manner of use of assets and significant negative industry or economic trends. An undiscounted cash flow analysis is calculated to determine if impairment exists. If impairment is determined to exist, any related loss is calculated using the difference between the fair value and the carrying value of the assets. During the years ended December 31, 2015 and 2014, the Company incurred impairments of its manufacturing facilities and equipment in the amounts of $12,600 and $324,000, respectively. The impairments incurred in 2015 and 2014 were based on estimates prepared by management.
Net Loss per Common Share: Basic loss per share does not include dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share reflect the potential securities that could share in the earnings of the Company, similar to fully diluted earnings per share. Common stock equivalents outstanding as of December 31, 2015 of approximately 48.8 million shares have been omitted from loss per share because they are anti-dilutive. Common stock equivalents consist of stock options, unvested restricted stock, warrants, preferred stock, preferred stock make-whole dividend liability amounts (assuming the make-whole dividend liability is paid in common stock in lieu of cash), and convertible notes (assuming the amortization payments are paid in common stock in lieu of cash). Net loss per common share was the same for both basic and diluted methods for the periods ended December 31, 2015 and 2014.
Research, Development and Manufacturing Operations Costs: Research, development and manufacturing operations expenses were $6.7 million and $18.8 million for the years ended December 31, 2015 and 2014, respectively.  Research, development and manufacturing operations expenses include: 1) technology development costs, which include expenses incurred in researching new technology, improving existing technology and performing federal government research and development contracts, 2) product development costs, which include expenses incurred in developing new products and lowering product design costs, and 3) pre-production and production costs, which include engineering efforts to improve production processes, material yields and equipment utilization, and manufacturing efforts to produce saleable product. Research, development and manufacturing operations costs are expensed as incurred, with the exception of costs related to inventoried raw materials, work-in-process and finished goods, which are expensed as Cost of revenue as products are sold.
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
The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years (2011-2015) in these jurisdictions. The Company believes its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded.
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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and to provide certain disclosures if it concludes that substantial doubt exists. ASU 2014-15 is effective for all entities for the annual period ending after December 15, 2016, and for annual and interim periods thereafter, with early adoption permitted. The Company has not early adopted ASU 2014-15. The Company is researching whether the adoption of ASU 2014-15 will have a material effect on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which states that inventory should be measured at the lower of cost and net realizable value. Net realizable value is defined as estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU is effective within annual periods beginning on or after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the impact, if any, that the adoption of this guidance will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize all leases, including operating leases, on the balance sheet as a lease asset or lease liability, unless the lease is a short-term lease. ASU 2016-02 also requires additional disclosures regarding leasing arrangements. ASU 2016-02 is effective for interim periods and fiscal years beginning after December 15, 2018, and early application is permitted. The Company is currently evaluating the impact, if any, that the adoption of this guidance will have on its consolidated financial statements.

NOTE 4. LIQUIDITY AND CONTINUED OPERATIONS
On November 14, 2014, the Company entered into a securities purchase agreement (the "November 2014 Purchase Agreement") with one institutional and accredited investor (the "Investor"). Pursuant to the terms of the November 2014 Purchase Agreement, the Company sold to the Investor (i) $3,000,000 (3,000 shares) of Series D Convertible Preferred Stock (the "Series D Preferred Stock"), and (ii) $32,000,000 original principal amount of senior secured convertible notes (the "Notes"). On September 4, 2015, the Company entered into a Cancellation and Waiver Agreement (the “Cancellation Agreement”), between the Company and the Investor. The Cancellation Agreement was amended on October 8, 2015 and November 22, 2015. Pursuant to the Cancellation Agreement, the Company has agreed to retire all $21.2 million aggregate principal amount of its currently outstanding Notes. See Note 9 for further information related to the Cancellation Agreement and the subsequent Cancellation Agreement amendments.
In February 2015, the Company completed the sale of 2,500 shares of Series D-1 preferred stock in a private placement for gross proceeds of $2.5 million. The transaction closed on February 25, 2015. See Note 9 for further information.
On April 6, 2015, the Company entered into a securities purchase agreement with TFG Radiant for a private placement of a total of 1,000,000 shares of the Company’s common stock which resulted in gross proceeds of approximately $1 million to the Company. The transaction closed on April 17, 2015.

On June 10, 2015, the Company entered into a securities purchase agreement with TFG Radiant for a private placement of a total of 1,000,000 shares of the Company’s common stock which resulted in gross proceeds of approximately $1 million to the Company. The transaction closed on July 10, 2015.

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

On November 4, 2015, the Company entered into a securities purchase agreement with a Private Investor to issue 2,800 shares of Series E Preferred Stock to an investor in exchange for $2,800,000. See Note 11 for further information.

On November 10, 2015, the Company and the Private Investor entered into a committed equity line purchase agreement (the "CEL"). Under the terms and subject to the conditions of the CEL purchase agreement, at its option the Company has the right to sell to the Private Investor, and the Private Investor is obligated to purchase from the Company, up to $32.2 million of the Company’s common stock, subject to certain limitations, from time to time, over the 36-month period commencing on December 18, 2015, the date that the registration statement was declared effective by the SEC. The remaining availability under the CEL as of December 31, 2015 is $30.2 million.

Actual sales of shares of common stock to the Private Investor under the CEL purchase agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, our ability to register shares of common stock with the SEC, market conditions, the trading price of the common stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations.

As of January 27, 2016, the Company is not able to access the CEL because the Company does not have any registered shares available for use in connection with the CEL purchase agreement.  The Company is in the process of registering an additional 48,000,000 shares for such purpose with the SEC.  If such additional registration statement is declared effective by the SEC and such additional shares become available for use by the Company, the Company’s sales of shares pursuant to the CEL purchase agreement during 2016 would be limited to such 48,000,000 shares. The Company’s use of the CEL in 2017 and beyond would require, among other things, the Company to file additional registration statements in the future that cover additional shares and have such registration statements declared effective.  The Company would also need to maintain the effectiveness of such additional registration statements.
The Company has continued PV production at its manufacturing facility. The Company does not expect sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented its new consumer products strategy. Changes in the level of expected operating losses, the timing of planned capital expenditures or other factors may negatively impact cash flows and reduce current cash and investments faster than anticipated. During 2015 the Company used $22.1 million in cash for operations, or an average of $5.5 million per quarter. During the fourth quarter of 2015 the Company used $4.6 million in cash for operations. The Company's primary significant long term obligation consists of a note payable of $5.8 million to a financial institution secured by a mortgage on its headquarters and manufacturing building in Thornton, Colorado. Total payments of $0.8 million, including principal and interest, will come due in 2016. Additionally, the Company owes $0.9 million as of December 31, 2015 related to a litigation settlement reached in April 2014, which is being paid in equal installments over 40 month which began April 2014.
Additional projected product revenues are not anticipated to result in a positive cash flow position for the year 2016 overall. As such, cash liquidity sufficient for the year ending December 31, 2016 will require additional financing. Subsequent to year end, on January 19, 2016, the Company entered into a securities purchase agreement (the “Series F SPA”) with the Private Investor for the sale of $7,000,000 of the Company’s newly designated Series F 7% Convertible Preferred Stock (the “Series F Preferred Stock”). See Note 20 for further information.
The Company continues to accelerate sales and marketing efforts related to its consumer products strategy through increased hiring and expansion of its sales channel. The Company has begun activities related to securing additional financing through strategic or financial investors, but there is no assurance the Company will be able to raise additional capital on acceptable terms or at all. If the Company's revenues do not increase rapidly, and/or additional financing is not obtained, the Company will be required to significantly curtail operations to reduce costs and/or sell assets. Such actions would likely have an adverse impact on the Company's future operations. As a result of the Company’s recurring losses from operations, and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern.

NOTE 5. TRADE RECEIVABLES
Trade receivables consist of amounts generated from product sales and government contracts. Accounts receivable totaled $1.99 million and $2.78 million as of December 31, 2015 and 2014, respectively. Product revenue for the year ended December 31, 2015 includes $2.73 million of sales to one major customer, representing 44% of total product revenue. Product revenue for this same major customer was $2.68 million, representing 54% of total product revenue, for the year ended

December 31, 2014. Receivables from this major customer were $1.13 million at December 31, 2015 and $1.81 million at December 31, 2014.
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

NOTE 6. PROPERTY, PLANT AND EQUIPMENT
The following table summarizes property, plant and equipment as of December 31, 2015 and December 31, 2014:

	As of December 31,
	2015	2014
Building	$5,828,960	$5,828,960
Furniture, fixtures, computer hardware and computer software	480,976	475,266
Manufacturing machinery and equipment	31,265,800	31,227,523
Depreciable property, plant and equipment	37,575,736	37,531,749
Manufacturing machinery and equipment in progress	—	66,703
Property, plant and equipment	37,575,736	37,598,452
Less: Accumulated depreciation and amortization	(28,484,708)	(22,941,264)
Net property, plant and equipment	$9,091,028	$14,657,188
The Company analyzes its long-lived assets for impairment, both individually and as a group, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
Depreciation expense for the years ended December 31, 2015 and 2014 was $5,582,783 and $5,925,546, respectively. Depreciation expense is recorded under “Depreciation and amortization expense” in the Consolidated Statements of Operations.

NOTE 7. INVENTORIES
Inventories consisted of the following at December 31, 2015 and December 31, 2014:

	As of December 31,
	2015	2014
Raw materials	$925,064	$941,912
Work in process	671,746	335,275
Finished goods	2,675,570	1,150,025
Total	$4,272,380	$2,427,212

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

As of December 31, 2015, future principal payments on long-term debt are due as follows:

2016	$348,722
2017	344,730
2018	368,183
2019	393,232
2020	419,985
Thereafter	3,916,064
$5,790,916

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

Proceeds Received and Restricted Cash

The Company received gross proceeds of approximately $4.5 million at Closing. The remaining $30.5 million of gross proceeds from the Financing was deposited on the Closing Date by the Investor into restricted control account. $2.5 million of these restricted proceeds were released on December 22, 2014 to the Company. Thereafter, additional funds from the control account could be released to the Company (i) in connection with certain conversions of the Notes and redemptions of the Series D Preferred Stock, and (ii) up to $6 million in any 90 day period, provided that the Company meets certain equity conditions. During the year ended December 31, 2015, $9.25 million was released to the Company.

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

The Investor has the option to convert a portion of the Notes or the Series D Preferred Stock into shares of Common Stock at an “Alternate Conversion Price” equal to the lowest of (i) the Conversion Price then in effect or (ii) 85% of the quotient of the sum of the volume-weighted average price of the Common Stock for each of the three lowest trading days during the ten consecutive trading day period ending and including the trading day immediately prior to the date of the applicable conversion date, divided by three. During the year ended December 31, 2015, the Investor exercised its option to convert 2,305 Preferred Shares, representing a value of $2,305,000, at an Alternate Conversion Price resulting in the issuance of 8,318,690 Common Shares.

The Company agreed to make amortization payments with respect to the principal amount of the Notes and the liquidation value of the Series D Preferred Stock in shares of its Common Stock, subject to the satisfaction of certain equity conditions, or at the Company’s option, in cash or a combination of shares of Common Stock and cash, in equal installments payable once every month. Per the terms of the Financing, the Company was required to make pre-payments on the monthly amortization payments twenty trading days prior to the installment due date. During the year ended December 31, 2015, the Company made installment payments towards the Series D Preferred Stock totaling $565,341, resulting in the issuance of 1,465,972 shares of common stock. Amortization payments were first applied to the redemption of shares of Series D Preferred Stock until all shares of the Series D Preferred Stock were redeemed. Thereafter, amortization payments were applied to pay principal and interest on the Notes. Prior to the Note cancellation further described below, the Company made installment payments towards the Notes totaling $3,703,293, resulting in the issuance of 21,424,686 shares of common stock during the year ended December 31, 2015.

For amortization payments paid in shares of Common Stock, the number of shares of Common Stock that shall be issued as an installment conversion amount shall be determined based on an installment conversion price (the “Installment Conversion Price") of the lowest of (i) the Conversion Price then in effect or (ii) 85% of the quotient of the sum of the volume-weighted average price of the Common Stock for each of the five lowest trading days during the 20 consecutive trading day period ending and including the trading day immediately prior to the applicable installment date, divided by five.

The Company classified the Series D Preferred Stock as a liability pursuant to ASC 480 at December 31, 2014 due to the structure of the financing agreement, whereby the Company had an unconditional obligation that the Company settled by issuing a variable number of common shares with a monetary value that was fixed and known at inception. There are 0 shares of Series D Preferred Stock outstanding as of December 31, 2015.

The Investor could elect to defer the payment of the installment amount due on any installment dates, in whole or in part, to another installment date, in which case the amount deferred became part of such subsequent installment date and continued to accrue interest and dividends as applicable. During an installment period, the Investor could elect to accelerate the amortization of the Notes or the Series D Preferred Stock at the Installment Conversion Price of the current installment date if, in the aggregate, all such accelerations in such period did not exceed five times the installment amount. Such accelerated amounts were payable in the Company’s common stock. During the year ended December 31, 2015, the Investor elected to defer $4,015,849 of amortization payments to a later installment date. As a result of the deferral, $352,204 of interest expense was added to the principal balance of the Notes. Prior to the Note cancellation further described below, the Investor elected to accelerate $5,145,375 of the Notes, resulting in the issuance of 12,651,059 shares of common stock during the year ended December 31, 2015.

The Notes bear interest at a rate of 7% per annum, subject to increase to 15% per annum upon the occurrence and continuance of an event of default. Holders of the Series D Preferred Stock were entitled to receive dividends in the amount of 7% per annum, subject to increase to 15% per annum upon the occurrence and continuance of certain events of default. Interest on the Notes and dividends on the Series D Preferred Stock were payable monthly in shares of Common Stock or cash, at the Company’s option. Interest on the Notes and dividends on the Series D Preferred Stock was computed on the basis of a 360-day year and twelve 30-day months and was payable in arrears monthly and was compounded monthly. Prior to the Note cancellation further described below, the Company paid dividends in the amount of $3,572 on the Series D Preferred Stock, resulting in the issuance of 11,241 shares of common stock, and interest in the amount of $984,632 on the Note, resulting in the issuance of 3,420,461 shares of common stock during the year ended December 31, 2015.

The Notes and the Series D Preferred Stock contain standard and customary events of default including but not limited to: (i) failure to make payments when due under the Notes and the Series D Preferred Stock; (ii) bankruptcy or insolvency of the Company; and (iii) certain failures (in the case of the Notes) to comply with the requirements under the registration rights agreement. If there is an event of default, a holder of the Notes or the Series D Preferred Stock may require the Company to redeem all or any portion of the Notes or the Series D Preferred Stock (including all accrued and unpaid interest and dividends and all interest and dividends that would have accrued through the Maturity Date), in cash, at a price equal to the greater of: (i) up to 125% of the amount being redeemed, depending on the nature of the default, or (ii) the product of (A) the conversion rate in effect at such time multiplied by (B) the product of (1) up to 125%, depending on the nature of the default, multiplied by (2) the highest closing sale price of the Common Stock on any trading day during the period beginning on the date immediately before the event of default and ending on the date of redemption. Additionally, if there is an event of default, a holder of the Notes or the Series D Preferred Stock may convert all or any portion of the Notes or the Series D Preferred Stock into shares of Common Stock. In such event, the conversion price would be the lowest of (i) the Conversion Price then in effect or (ii) 85% of the quotient of the sum of the volume-weighted average price of the Common Stock for each of the three lowest trading days during the 10 consecutive trading day period ending and including the trading day immediately prior to the date of the applicable conversion date, divided by three.

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

Cancellation of the Notes

On September 4, 2015, the Company entered into a Cancellation and Waiver Agreement (the “Cancellation Agreement”) with the Investor. Pursuant to the Cancellation Agreement, the Company agreed to retire all $21.2 million of the outstanding Notes as of September 4, 2015. Under the terms of the Cancellation Agreement, the Company will pay the Investor an aggregate of $25.1 million to retire all $21.2 million aggregate principal amount of Notes outstanding as of September 4, 2015. $18.8 million was paid immediately to the Investor and was funded from the Company’s restricted control account relating to the Notes. The remaining $6.3 million (the "Investor Payable") was to be paid in two installments; $2.4 million was due on October 19, 2015 and $3.9 million was due on December 4, 2015.

The Investor Payable was convertible only upon an event of default, as defined. Upon an event of default, the Investor Payable would become share-settled debt that is subject to ASC 480.  As a result, the Company recorded the Investor Payable at fair value as of September 4, 2015 and recorded a debt discount on the Investor Payable of $0.1 million.

A net loss on extinguishment of the Notes and related embedded derivative of $11.6 million was recorded to "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations for the year ended December 31, 2015.

Amendment No. 1 to the Cancellation Agreement

On October 8, 2015, the Company and the Investor entered into Amendment No. 1 to the Cancellation Agreement ("Amendment No. 1"). Amendment No. 1 provides that: (1) the Company will not make the October 19 payment to retire the $2.4 million portion of the Investor Payable; (2) the December 4 payment was modified from a payment of $3.9 million to a payment of $2.8 million on December 20, 2015 (the “Investor Payable - Amendment 1”); (3) $3.5 million of the Investor Payable has been reinstated to the previously outstanding Notes (the “Reinstated Notes”). This $3.5 million portion of the Reinstated Notes shall remain outstanding with all the current and existing rights and terms from the previously outstanding Notes, including, without limitation, existing rights of conversion and redemption.

During the year ended December 31, 2015, the Company made installment payments towards the Reinstated Notes totaling $853,659, resulting in the issuance of 6,959,180 shares of common stock. The Investor elected to accelerate

$1,001,000 of the Reinstated Notes, resulting in the issuance of 10,536,971 shares of common stock during the year ended December 31, 2015.

The Investor had available to them a new conversion price beginning on November 4, 2015 as a result of the Series E Preferred Stock transaction further described in Note 11. The Investor could elect to convert a portion of the Reinstated Notes into shares of common stock using a conversion price equal to 80% of the average of the two lowest volume weighted average prices of our common stock for the ten consecutive trading day period prior to each specific conversion date (the "Variable Price"). During the year ended December 31, 2015, the Investor elected to convert $1,634,992 of the Reinstated Notes using the Variable Price, resulting in the issuance of 16,981,640 shares of common stock. As of December 31, 2015, $52,500 of the Reinstated Notes remain outstanding.

The Company paid interest in the amount of $35,217 on the Reinstated Notes, resulting in the issuance of 314,888 shares of common stock during the year ended December 31, 2015.

Pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion options in the Reinstated Notes were deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. On October 8, 2015, a derivative liability and a corresponding debt discount in the amount of $4,808,800 were recorded. The debt discount is being charged to interest expense ratably over the life of the Reinstated Notes.

The derivative liability associated with the Reinstated Notes is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At December 31, 2015, the Company conducted a fair value assessment of the embedded derivative associated with the Reinstated Notes. As a result of the fair value assessment, the Company recorded a $4,747,800 gain as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect the fair value of the embedded derivative of $61,000 as of December 31, 2015.

The derivative associated with the Reinstated Notes approximates management’s estimate of the fair value of the embedded derivative liability at October 8, 2015 and December 31, 2015 based on using a Monte Carlo simulation following a Geometric Brownian Motion. The assumptions used as of October 8, 2015 were annual volatility of 37%, present value discount rate of 12%, dividend yield of 0%, and remaining life of 2.61 years. The assumptions used as of December 31, 2015 were annual volatility of 34%, present value discount rate of 12%, dividend yield of 0%, and remaining life of 2.39 years.

A net loss on extinguishment of $27,100 was recorded to "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations as a result of Amendment No. 1 for the year ended December 31, 2015.

Amendment No. 2 to the Cancellation Agreement

On November 22, 2015 the Company and the Investor entered into Amendment No. 2 to the Cancellation Agreement ("Amendment No. 2). Amendment No. 2 provides that: (1) the Investor Payable - Amendment 1 has been modified. The Company now has agreed to make a payment of $1.0 million on December 21, 2015 (the “Final Investor Payable”); (2) $1.8 million of the Investor Payable - Amendment 1 has been reinstated to the previously outstanding Notes (the “November 2015 Reinstated Notes”). Except as provided below in item (4), this $1.8 million portion of the November 2015 Reinstated Notes will remain outstanding with all its current and existing rights and terms from the previously outstanding Notes including, without limitation, existing rights of conversion and redemption; (3) The Investor has agreed to release as of January 15, 2016 the security interest on that portion of the collateral securing the previously outstanding Notes that constitutes accounts receivable of the Company. The Investor has also agreed to release as of February 8, 2016 the security interest in the remaining collateral securing the previously outstanding Notes; (4) With respect to the $1.8 million November 2015 Reinstated Notes only, the Investor has agreed to delete Section 8 of the November 2014 Purchase Agreement. As such, the $1.8 million November 2015 Reinstated Notes will not have installment payments, accelerations, or deferrals.

During the year ended December 31, 2015, the Investor elected to convert $1.8 million of the November 2015 Reinstated Notes using the Variable Price, resulting in the issuance of 18,644,996 shares of common stock. As of December 31, 2015, $0 of the November 2015 Reinstated Notes remain outstanding.

The Company paid interest in the amount of $3,003 on the November 2015 Reinstated Notes, resulting in the issuance of 30,890 shares of common stock during the year ended December 31, 2015.

Pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion options in the November 2015 Reinstated Notes were deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. On November 22, 2015, a derivative liability and a corresponding debt discount in the amount of $2.2 million were recorded. The debt discount of $2.2 million was charged to interest expense. As of December 31, 2015, the value of the derivative liability associated with the November 2015 Reinstated Notes is $0 as the November 2015 Reinstated Notes were fully converted as of December 31, 2015. As such, a gain of $2.2 million was recorded to "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations for the year ended December 31, 2015.

The derivative associated with the November 2015 Reinstated Notes approximates management’s estimate of the fair value of the embedded derivative liability at the closing date based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 55%, present value discount rate of 12%, dividend yield of 0%, and a life of 2.49 years.

A net loss on extinguishment of $15,700 was recorded to "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations as a result of Amendment No. 2 for the year ended December 31, 2015.

The $1,000,000 Final Investor Payable was paid to the Investor on December 21, 2015.

Description of Series D-1 Preferred Stock

On February 19, 2015, the Company entered into a securities purchase agreement to issue 2,500 shares of Series D-1 Preferred Stock to an investor in exchange for $2,500,000. The proceeds were received on the closing date, February 25, 2015.

All amounts due under the Series D-1 Preferred Stock were convertible at any time, in whole or in part, at the option of the investor into shares of Common Stock at a fixed conversion price, which was subject to adjustment for stock splits, stock dividends, combinations or similar events. The Series D-1 Preferred Stock was convertible into shares of Common Stock at the initial price of $2.31 per share. If and whenever on or after the closing date, the Company issues or sells any shares of Common Stock for a consideration per share less than a price equal to the conversion price in effect immediately prior to such issuance or sale, the conversion price, then in effect, shall be reduced to an amount equal to the new issuance price immediately after the dilutive issuance.

The investor had the option to convert a portion of the Series D-1 Preferred Stock into shares of Common Stock at a “D-1 Alternate Conversion Price” equal to the lowest of (i) $2.31 per share or (ii) 85% of the lowest volume-weighted average price of the Common Stock on any trading day during the five consecutive trading day period ending and including the trading day immediately prior to the date of the applicable conversion date. During the year ended December 31, 2015, the investor exercised its option to convert 2,500 Preferred Shares, representing a value of $2,500,000, at a D-1 Alternate Conversion Price resulting in the issuance of 2,305,824 Common Shares.

Holders of the Series D-1 Preferred Stock were entitled to receive dividends in the amount of 7% per annum, subject to increase to 15% per annum upon the occurrence and continuance of certain events of default. Dividends on the Series D-1 Preferred Stock were payable monthly in shares of Common Stock or cash, at the Company’s option. Dividends on the Series D-1 Preferred Stock were computed on the basis of a 360-day year and 12 30-day months, were compounded and payable in arrears monthly. During the year ended December 31, 2015, the Company paid dividends in the amount of $6,944 on the Series D-1 Preferred Stock, resulting in the issuance of 3,896 shares of common stock.

The Company classified the Series D-1 Preferred Stock as a liability pursuant to ASC 480 on the closing date due to the structure of the financing agreement, whereby the Company had an unconditional obligation that the Company may settle by issuing a variable number of common shares with a monetary value that is fixed and known at inception. There were 0 shares of Series D-1 Preferred Stock outstanding as of December 31, 2015.

Pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion options in the Series D-1 Preferred Stock were deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. At closing, a derivative liability and a corresponding debt discount in the amount of $3.4 million were recorded. The debt discount of $3.4 million was charged to interest expense. As of December 31, 2015, the value of the derivative liability associated with the Series D-1 Preferred Stock was $0 as the Series D-1 Preferred Stock was fully converted as of December 31, 2015.

A net gain of $2.7 million was recorded to "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations for the year ended December 31, 2015 upon extinguishment of the D-1 Preferred Stock liability and the related embedded derivative.

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

Embedded derivative associated with the Series D Preferred Stock

Pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion options in the Series D Preferred Stock were deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. At December 31, 2014, the derivative liability value associated with the Series D Preferred Stock was $0.4 million. As of December 31, 2015, the value of the derivative liability associated with the Series D Preferred Stock was $0 as the Series D Preferred Stock was fully converted as of December 31, 2015. A gain of $0.4 million was recorded to "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations for the year ended December 31, 2015.

The derivative associated with the Series D Preferred Stock approximates management’s estimate of the fair value of the embedded derivative liability at December 31, 2014 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 50%, present value discount rate of 12%, dividend yield of 0%, and remaining life of 3.4 years.

Description of the Warrants Associated with the Notes, Series D Preferred Stock, and Series D-1 Preferred Stock

The warrants associated with the Notes and Series D Preferred Stock ("November Warrants") entitled the Investor to purchase, in the aggregate, up to 7,777,778 shares of Common Stock. The November Warrants were exercisable at any time on or after the six month anniversary of the closing date through the fifth anniversary of such date. The November Warrants were exercisable at an initial exercise price equal to $2.25 per share. The warrants associated with the Series D-1 Preferred Stock (the "February Warrants") entitled the Investor to purchase, in the aggregate, up to 541,126 shares of Common Stock. The February Warrants were exercisable at any time on or after the six month anniversary of the closing date through the fifth anniversary of such date. The February Warrants were exercisable at an initial exercise price equal to $2.31 per share. The exercise price of the November and February Warrants was subject to adjustment for stock splits, stock dividends, combinations or similar events. In addition, the exercise price was also subject to a “full ratchet” anti-dilution adjustment, subject to customary exceptions in the event the Company issued securities at a price lower than the then applicable exercise price.

On July 22, 2015, the Company entered into an Amendment and Exchange Agreement (the “Exchange Agreement”), between the Company and the Investor. Pursuant to the Exchange Agreement, the November and February Warrants were canceled, and the Company issued to the Investor a right to receive a fixed number of shares of common stock of the Company in accordance with the terms of a Right to Receive Common Stock dated July 22, 2015 (the “Right”).

The Right obligated the Company to issue to the Investor (without the payment of any additional consideration) an aggregate of 8.3 million shares of Common Stock (the "Right Shares"). The Right was immediately exercisable for 1.5 million Right Shares. The Right was not exercisable for the remaining 6.8 million Right Shares until November 22, 2015. In the Exchange Agreement, the Holder agreed to limit sales of the Right Shares (i) during the period until November 22, 2015 to 750,000 shares during any 30-day period, and (ii) during the six-month period from November 22, 2015 through May 22, 2016 to approximately 1.1 million shares during any 30-day period. In an amendment to the Exchange Agreement on October 8, 2015, the parties agreed to eliminate such exercise and sale limitations. The remaining 6.8 million share portion of the Right became exercisable and such shares were not subject to such previous contractual restrictions on sales. During the year ended December 31, 2015, the Investor had exercised their Right to receive and the Company had delivered all 8.3 million shares of common stock.

Pursuant to ASC 815, the Company was required to report the value of the November and February Warrants as a liability at fair value and record the changes in the fair value of the warrant liability as a gain or loss in its statements of operations due to the price-based anti-dilution provisions. The Company utilized the Monte Carlo simulation valuation method to value the liability classified warrants. At December 31, 2014, the value of the liability associated with the November Warrants was calculated to be $15.9 million. At February 25, 2015, the closing date of the February Warrants, the value of the liability associated with the February Warrants was calculated to be $0.9 million.

As a result of the Exchange Agreement and cancellation of the November and February warrants, a net gain on extinguishment of the warrant liability associated with the November and February Warrants of $13.9 million was recorded to "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations for year ended December 31, 2015.

The fair value of the November warrants as of December 31, 2014 was determined using Level 3 inputs.  Inherent in the Monte Carlo valuation model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield.  The Company estimated the volatility of its common stock to be 64% based on 5.4 years, the expected remaining life of the warrants.  The risk-free interest rate of 1.66% was based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The dividend rate was based on the historical rate, which the Company anticipated to remain at zero.

The fair value of the February Warrants as of February 25, 2015 was determined using Level 3 inputs.  Inherent in the Monte Carlo valuation model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield.  The Company estimated the volatility of its common stock to be 69% based on the expected remaining life of the February Warrants, 5.5 years.  The risk-free interest rate of 1.47% was based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the February Warrants. The dividend rate was based on the historical rate, which the Company anticipates to remain at zero.

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

All amounts due under the September 2015 Convertible Notes are convertible at any time, in whole or in part, at the option of the Lenders into shares of Common Stock at a fixed conversion price, which is subject to adjustment for stock splits, stock dividends, combinations or similar events, of $0.12 per share (the “Conversion Price”). The Company, however, was prohibited from issuing shares of Common Stock pursuant to the September 2015 Convertible Notes unless stockholder approval of such issuance of securities is obtained as required by applicable NASDAQ listing rules. The Company received stockholder approval of such share issuances at a special stockholders meeting held on December 18, 2015. This provision resulted in a contingent beneficial conversion feature that was recognized once the contingency was resolved based on its intrinsic value at the commitment date. Accordingly, a beneficial conversion feature in the amount of $1.38 million was recorded as a debt discount on December 18, 2015. The debt discount will be recognized as additional interest expense over the life of the September 2015 Convertible Notes.

There are no registration rights applicable to the September 2015 Convertible Notes. Accordingly, any shares of Common Stock issued upon conversion of the September 2015 Convertible Notes will be restricted and may only be sold in compliance with Rule 144 or in accordance with another exemption from registration.

Unless earlier converted or redeemed, the September 2015 Convertible Notes will mature on September 4, 2016 (the “Maturity Date”). The September 2015 Convertible Notes bear interest at a rate of 8% per annum. Principal and interest on the September 2015 Convertible Notes is payable on the Maturity Date. The Company accrued $49,000 of interest during the year ended December 31, 2015.

The September 2015 Convertible Notes are secured by a security interest in substantially all of the Company’s assets (other than the Company’s Thornton, Colorado real estate assets which currently secure other outstanding indebtedness). The security interest for the September 2015 Convertible Notes will be subordinated to the security interest securing the Convertible Notes unless and until the Convertible Notes are completely retired.

NOTE 11. SERIES E PREFERRED STOCK AND THE COMMITTED EQUITY LINE

Series E Preferred Stock

On November 4, 2015, the Company entered into a securities purchase agreement with a Private Investor to issue 2,800 shares of Series E Preferred Stock to an investor in exchange for $2,800,000. The proceeds were fully received upon effectiveness of the Company’s registration statement covering the re-sale of the common stock underlying the Series E Preferred Stock in December of 2015.

Shares of the Series E Preferred Stock (including the amount of any accrued and unpaid dividends thereon) are convertible at the option of the holder into common stock at a variable conversion price equal to 80% of the average of the two lowest volume weighted average prices of the Company's common stock for the ten consecutive trading day period prior to the conversion date. If certain defined default events occur, then the conversion price would thereafter be reduced (and only reduced), to equal 70% of the average of the two lowest VWAPs of the Company's common stock for the twenty consecutive trading day period prior to the conversion date. During the year ended December 31, 2015, the Private Investor exercised their option to convert 477 Series E Preferred Shares, representing a value of $477,415, resulting in the issuance of 4,957,585 shares of common stock.

Holders of the Series E Preferred Stock will be entitled to dividends in the amount of 7% per annum, payable when, as and if declared by the Board of Directors in its discretion. During the year ended December 31, 2015, the Company paid dividends in the amount of $4,085 on the Series E Preferred Stock, resulting in the issuance of 42,415 shares of common stock.

The Company has issued 360,000 shares of common stock to the Private Investor as a commitment fee relating to the Series E Preferred Stock. Costs associated with the Series E Preferred Stock, such as legal fees and commitment shares are capitalized and reported as deferred financing costs on the Consolidated Balance Sheets. The total gross debt issuance cost incurred by the Company related to the Series E Preferred Stock was $104,000. These debt issuance costs will be recognized as additional interest expense over the life of the Series E Preferred Stock.

At any time after March 31, 2016, the Private Investor will have the option to redeem for cash all or any portion of the outstanding shares of the Series E Preferred Stock at a price per share equal to $1,250 plus any accrued but unpaid dividends thereon.

At any time after the third anniversary of the date of the initial issuance of Series E Preferred Stock, the Company will have the option to redeem for cash all outstanding shares of the Series E Preferred Stock at a price per share equal to $1,250 plus any accrued but unpaid dividends thereon.

The Company classified the Series E Preferred Stock as a liability pursuant to ASC 480 on the closing date due to the structure of the financing agreement, whereby the Company has an unconditional obligation that the Company may settle by issuing a variable number of common shares with a monetary value that is fixed and known at inception. There are 2,323 shares of Series E Preferred Stock outstanding as of December 31, 2015.

Pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion option in the Series E Preferred Stock were deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. At closing, a derivative liability and a corresponding debt discount in the amount of $1,485,000 was recorded. The debt discount will be charged to interest expense ratably over the life of the Series E Preferred Stock.

The derivative liability associated with the Series E Preferred Stock is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At December 31, 2015, the Company conducted a fair value assessment of the embedded derivative associated with the Series E Preferred Stock. As a result of the fair value assessment, the Company recorded a $932,000 gain as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect the fair value of the embedded derivative of $553,000 as of December 31, 2015.

The derivative associated with the Series E Preferred Stock approximates management’s estimate of the fair value of the embedded derivative liability at December 31, 2015 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 54%, present value discount rate of 12% and dividend yield of 0%.

The Committed Equity Line

On November 10, 2015, the Company and the Private Investor entered into a committed equity line purchase agreement (the "CEL"). Under the terms and subject to the conditions of the CEL purchase agreement, at its option the Company has the right to sell to the Private Investor, and the Private Investor is obligated to purchase from the Company, up to $32.2 million of the Company’s common stock, subject to certain limitations, from time to time, over the 36-month period commencing on December 18, 2015, the date that the registration statement was declared effective by the SEC.

From time to time, the Company may direct the Private Investor, at its sole discretion and subject to certain conditions, to purchase an amount of shares of common stock up to the lesser of (i) $1,000,000 or (ii) 300% of the average daily trading volume of the Company’s common stock over the preceding ten trading day period. The per share purchase price for shares of common stock to be sold by the Company under the CEL purchase agreement shall be equal to 80% of the average of the two lowest VWAPs of the common stock for the ten consecutive trading day period prior to the purchase date. During the year ended December 31, 2015, the Company directed the Private Investor to purchase $2,000,000 of common stock which resulted in the issuance of 16,850,923 shares of common stock.

The Company may not direct the Private Investor to purchase shares of common stock more frequently than once each ten business days. The Company’s sales of shares of common stock to the Private Investor under the CEL purchase agreement are limited to no more than the number of shares that would result in the beneficial ownership by the Private Investor and its affiliates, at any single point in time, of more than 9.99% of the Company’s then outstanding shares of common stock.

As consideration for entering into the CEL purchase agreement, the Company has agreed to issue to the Private Investor 2,640,000 shares of common stock (the “Commitment Shares”). The Commitment Shares will be issued to the Private Investor in four increments which commenced upon the date that the registration statement was declared effective by the SEC. During the year ended December 31, 2015, the Company issued 500,000 Commitment Shares to the Private Investor.

NOTE 12. MAKE-WHOLE DIVIDEND LIABILITY
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
The Company concluded the make-whole payments should be characterized as embedded derivatives under ASC 815. See Note 3. Summary of Significant Accounting Policies and Note 13. Stockholders' Equity. Make-whole dividends are expensed at the time of issuance and recorded as "Deemed dividends on Preferred Stock and accretion of warrants" in the Consolidated Statements of Operations and "Make-whole dividend liability" in the Consolidated Balance Sheets. During the year ended December 31, 2014 the Company recorded make-whole dividends of $8.1 million related to Series B and Series C Preferred Stock. The fair value of these dividend liabilities, which are indexed to the Company's common stock, must be evaluated at each period end. The fair value measurements rely primarily on Company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. Fair value determination required forecasting stock price volatility, expected average annual return and conversion date. As a result of this analysis, during the year ended December 31, 2014, the Company recorded a net increase in fair value of the liability in the amount of $3.5 million, recorded as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in Other Income/(Expense) in the Consolidated Statements of Operations and in the Statement of Cash Flows. During the year ended December 31, 2015, there was no change in the fair value of the make-whole liability from the fair value at December 31, 2014.
At December 31, 2015, there were 212,390 shares of Series A Preferred Shares outstanding. All remaining shares of Series B and Series C Preferred Shares were converted into shares of common stock during 2014. At December 31, 2015, the Company was entitled to redeem the outstanding Series A preferred shares for $1.7 million, plus a make-whole amount of $0.8 million, payable in cash or common shares. The fair value of the make-whole dividend liability for the Series A Preferred Shares, which approximates cash value, was $0.8 million as of December 31, 2015.

NOTE 13. STOCKHOLDERS’ EQUITY
Common Stock
At December 31, 2015, the Company had 450,000,000 shares of common stock, $0.0001 par value, authorized for issuance. Each share of common stock has the right to one vote. As of December 31, 2015, the Company had 155,196,865 shares of common stock outstanding. The Company has not declared or paid any dividends related to its common stock through December 31, 2015.
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
TFG Radiant Purchases of Common Stock
In August 2011, the Company completed a strategic alliance with TFG Radiant. As part of this strategic alliance, TFG Radiant acquired 640,000 shares of the Company's common stock at a price of $11.50 per share or $7,360,000 in the aggregate. The closing price of the Company's common stock on August 12, 2011 was $7.30. In addition, TFG Radiant received an option to acquire an additional 950,000 shares of the Company's common stock at an exercise price of $15.50 per share. The option was approved by the Company's stockholders on October 27, 2011. TFG Radiant could not exercise this option unless, and until, TFG Radiant meets a specified milestone associated with the construction of the first East Asia FAB. This option expired on February 12, 2014.
In January 2012, TFG Radiant agreed to purchase 806,739 shares of the Company's common stock owned by Norsk Hydro for $4 million, or approximately $5.00 per share. The TFG Radiant purchase of these shares closed on March 30, 2012.
On April 6, 2015, the Company entered into a securities purchase agreement with TFG Radiant for a private placement of a total of 1,000,000 shares of the Company’s common stock which resulted in gross proceeds of approximately $1 million to the Company. The transaction closed on April 17, 2015.
On June 10, 2015, the Company entered into a securities purchase agreement with TFG Radiant for a private placement of a total of 1,000,000 shares of the Company’s common stock which resulted in gross proceeds of approximately $1 million to the Company. The transaction closed on July 10, 2015. As of December 31, 2015, TFG Radiant's ownership was approximately 4% of the Company's outstanding Common Stock.
Private Placements of Common Stock
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

Shelf Registration
In October 2014, the Company filed a “shelf” Registration Statement on Form S-3 with the SEC. With the shelf registration, the Company may from time to time sell common stock, preferred stock, warrants or some combination in one or more offerings for up to $25.0 million. The registration became effective October 16, 2014. This shelf registration replaces the Company's prior shelf registration statement. As of December 31, 2015, approximately $22.0 million was unused on the shelf registration.
Preferred Stock
At December 31, 2015, the Company had 25,000,000 shares of preferred stock, $0.0001 par value, authorized for issuance. Preferred stock may be issued in classes or series. Designations, powers, preferences, rights, qualifications, limitations and restrictions are determined by the Company’s Board of Directors. 750,000 shares have been designated as Series A preferred stock, 2,000 shares have been designated for Series B-1 and B-2 preferred stock, 690 shares have been designated as Series C preferred stock, 3,000 shares have been designated as Series D preferred stock, 2,500 shares have been designated as Series D-1 preferred stock, and 2,800 shares have been designated as Series E preferred stock. As of December 31, 2015, the Company had 212,390 shares of Series A preferred stock, 0 shares of Series B-1 and B-2 preferred stock, 0 shares of Series C preferred stock, 0 shares of Series D preferred stock, 0 shares of Series D-1 preferred stock, and 2,323 shares of Series E preferred stock, outstanding. The Company has no declared unpaid dividends related to the preferred stock as of December 31, 2015.
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
The Series A preferred stock may be converted into shares of common stock at the option of the Company if the closing price of the common stock exceeds $11.60, as adjusted, for 20 consecutive trading days, or by the holder at any time. The Company has the right to redeem the Series A preferred stock at a price of $8.00 per share, plus any accrued and unpaid dividends, plus the make-whole amount (if applicable). At December 31, 2015, the preferred shares were not eligible for conversion to common shares, at the option of the Company. The holder of the preferred shares may convert to common shares at any time, at no cost, at a ratio of 1 preferred share into 1 common share (as adjusted for the Reverse Stock Split, subject to standard ratable anti-dilution adjustments). Upon any conversion (whether at the option of the Company or the holder), the holder is entitled to receive any accrued but unpaid dividends and also any make-whole amount (if applicable). See Note 12. Make-whole dividend liability.
During the twelve months ended December 31, 2015, the holder of the Series A preferred stock converted 0 preferred shares into shares of common stock. During the twelve months ended December 31, 2014, the holder of the Series A preferred stock converted 150,000 preferred shares into 150,000 shares of common stock. As a result of these conversions, the Company paid make-whole dividends in the amount of 104,075 shares of common stock in lieu of a cash payment of $520,000.
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
The Series B preferred stock may be converted into shares of common stock at the option of the Company if the closing price of the common stock exceeds $20.00, as adjusted, for 20 consecutive trading days, or by the holder at any time. The Company has the right to redeem the Series B preferred stock at a price of $10,000 per share, plus any accrued and unpaid dividends, plus the embedded dividend liability amount (if applicable). The holder of the Series B-1 preferred stock may convert to common shares at any time, at no cost, at a conversion price of $11.50 and a ratio of 1 preferred share into 870 common shares. Conversions by the holder are subject to standard ratable anti-dilution adjustments. Upon any conversion (whether at the option of the Company or the holder), the holder is entitled to receive any accrued but unpaid dividends and also any embedded dividend amount (if applicable). See Note 12. Make-whole dividend liability.
During the twelve months ended December 31, 2014, the holder of the Series B preferred stock converted the 850 preferred shares into 739,130 shares of common stock. As a result of these conversions, the Company paid a make-whole dividends in the amount of 1,238,681 shares of common stock in lieu of a cash payment of $6,483,000. As of December 31, 2014 there were 0 shares of Series B preferred stock outstanding.
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
During the year ended December 31, 2014, the holder of the Series C preferred stock converted 630 preferred shares into 547,827 shares of common stock. As a result of these conversions, the Company paid make-whole dividends in the amount of 2,935,082 shares of common stock in lieu of a cash payment of $6,841,000. As of December 31, 2014 there were 0 shares of Series C preferred stock outstanding.
Series D and D-1 preferred stock: Refer to Note 9 for descriptions of the Convertible Notes, Series D Preferred Stock, Series D-1 Preferred Stock, and Right Shares.
Series E preferred stock: Refer to Note 11 for descriptions of the Series E Preferred Stock and the Committed Equity Line.

NOTE 14. EQUITY PLANS AND SHARE-BASED COMPENSATION
Stock Option Plan: The Company’s 2005 Stock Option Plan, as amended (the “Stock Option Plan”) provides for the grant of incentive or non-statutory stock options to the Company’s employees, directors and consultants. Upon recommendation of the Board of Directors, the stockholders approved an increase in the total shares of common stock reserved for issuance under the Stock Option Plan from 3,400,000 to 5,400,000 in 2015.
Restricted Stock Plan: The Company’s 2008 Restricted Stock Plan, as amended (the “Restricted Stock Plan”) was adopted by the Board of Directors and was approved by the stockholders on July 1, 2008. The Restricted Stock Plan initially reserved up to 75,000 shares (as adjusted for the Reverse Stock Split) of the Company’s common stock for restricted stock awards and restricted stock units to eligible employees, directors and consultants of the Company. Upon recommendation of the Board of Directors, the stockholders approved an increase in the total shares of common stock reserved for issuance under the Restricted Stock Plan to 2,500,000 shares in 2015.
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
The share-based compensation expense recognized in the Consolidated Statements of Operations was as follows:

	For the years ended December 31,
	2015	2014
Share-based compensation cost included in:
Research, development and manufacturing operations	$253,298	$358,626
Selling, general and administrative	603,513	475,691
Total share-based compensation cost	$856,811	$834,317

The following table presents share-based compensation expense by type:

	For the years ended December 31,
	2015	2014
Type of Award:
Stock Options	$550,784	$413,697
Restricted Stock Units and Awards	306,027	420,620
Total share-based compensation cost	$856,811	$834,317

Stock Options: The Company recognized share-based compensation expense for stock options of $551,000 to officers, directors and employees for the year ended December 31, 2015 related to stock option awards, reduced for estimated forfeitures. The weighted average estimated fair value of employee stock options granted for the years ended December 31, 2015 and 2014 was $0.72 and $4.25 per share, respectively. Fair value was calculated using the Black-Scholes Option Pricing Model with the following assumptions:

	For the years ended December 31,
	2015	2014
Expected volatility	92.6%	94.6%
Risk free interest rate	1.7%	1.9%
Expected dividends	—	—
Expected life (in years)	5.9	6.0

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
As of December 31, 2015, total compensation cost related to non-vested stock options not yet recognized was $412,000 which is expected to be recognized over a weighted average period of approximately 1.8 years. As of December 31, 2015, 1,124,785 shares were vested or expected to vest in the future at a weighted average exercise price of $3.37. As of December 31, 2015, 3,850,831 shares remained available for future grants under the Option Plan.
The following table summarizes stock option activity for grants made within the Stock Option Plan:

	Stock Option Shares	Stock Options Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2013	154,800	$17.83	7.81	$51,160
Granted	105,300	$5.55
Exercised	—	$—		$—
Forfeited	(15,900)	$13.37
Outstanding at December 31, 2014	244,200	$12.82	7.84	$96
Granted	1,497,000	$0.96
Exercised	—	$—		$—
Forfeited	(263,939)	1.55
Outstanding at December 31, 2015	1,477,261	$2.81	8.84	$—
Exercisable at December 31, 2015	166,786	$16.15	6.22	$—

Restricted Stock: The Company recognized share-based compensation expense related to restricted stock grants of $306,000 for the year ended December 31, 2015. The weighted average estimated fair value of restricted stock grants for the years ended December 31, 2015 and 2014 was $0.57 and $7.06, respectively.

Total unrecognized share-based compensation expense from unvested restricted stock as of December 31, 2015 was $67,000 which is expected to be recognized over a weighted average period of approximately 0.7 years. As of December 31, 2015, 354,982 shares were expected to vest in the future. As of December 31, 2015, 1,590,893 shares remained available for future grants under the Restricted Stock Plan.
The following table summarizes non-vested restricted stock and the related activity as of and for the years ended December 31, 2015 and 2014:

	Shares	Weighted Average Grant-Date Fair-Value
Non-vested at December 31, 2013	750	$36.77
Granted	61,955	$7.06
Vested	(49,815)
Forfeited	(1,845)
Non-vested at December 31, 2014	11,045	$7.00
Granted	671,270	0.57
Vested	(272,593)
Forfeited	—
Non-vested at December 31, 2015	409,722	$0.25

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
At December 31, 2015, the Company had $260,303,000 of cumulative net operating loss carryforwards for federal income tax purposes that were available to offset future taxable income through the year 2035. Under the Internal Revenue Code, the future utilization of net operating losses may be limited in certain circumstances where there is a significant ownership change. The Company prepared an analysis for the year ended December 31, 2012 and determined that a significant change in ownership has occurred as a result of the cumulative effect of the sales of common stock through its offerings. Such change limited the Company's utilizable net operating loss carryforwards to $173,262,000 for the year ended December 31, 2015. Available net operating loss carryforwards may be further limited in the event of another significant ownership change.
Deferred income taxes reflect an estimate of the cumulative temporary differences recognized for financial reporting purposes from that recognized for income tax reporting purposes. At December 31, 2015 and 2014, the components of these temporary differences and the deferred tax asset were as follows:

	As of December 31
	2015	2014
Deferred Tax Asset
Current:
Accrued Expenses	$412,000	$615,000
Inventory Allowance	253,000	339,000
Other	26,000	16,000
Total Current	691,000	970,000
Non-current:
Stock Based Compensation-Stock Options and Restricted Stock	1,730,000	1,565,000
Tax effect of NOL carryforward	65,935,000	43,252,000
Depreciation	20,859,000	23,771,000
Amortization	(607,000)	(513,000)
Warranty reserve	102,000	53,000
Convertible Note	—	3,170,000
Total Non-current	88,019,000	71,298,000
Net deferred tax asset	88,710,000	72,268,000
Less valuation allowance	(88,710,000)	(72,268,000)
Net deferred tax asset	$—	$—
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical losses and projections of future taxable income over the periods in which the deferred tax assets are deductible, management believes it is not "more-likely-than-not" that the Company will realize the benefits of these deductible differences at December 31, 2015. The Company’s deferred tax valuation allowance of $88,710,000 reflected above is an increase of $16,442,000 from the valuation allowance reflected as of December 31, 2014 of $72,268,000, resulting from the increase in net loss.
As of December 31, 2015, the Company has not recorded a liability for uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax (benefit)/expense. No interest and penalties related to uncertain tax positions were accrued at December 31, 2015.
The Company’s effective tax rate for the years ended December 31, 2015 and 2014 differs from the statutory rate due to the following (expressed as a percentage of pre-tax income):

	2015	2014
Federal statutory rate	35.0%	35.0%
State statutory rate	3.5%	4.2%
Change in rate	(0.9)%	2.1%
Permanent tax differences	(0.3)%	(2.6)%
Change in fair value of derivatives	(44.3)%	(2.8)%
Deemed interest expense on warrant liability	(0.9)%	5.0%
Loss on extinguishment of liabilities	43.7%	—%
Other	(0.3)%	(0.1)%
Increase in valuation allowance	(35.6)%	(40.8)%
	—%	—%

NOTE 16. RELATED PARTY TRANSACTIONS

TFG Radiant owns approximately 4% of the Company's outstanding common stock as of December 31, 2015. In February 2012, the Company announced the appointment of Victor Lee as President and Chief Executive Officer. Mr. Lee had served on the Company's Board of Directors since November 2011 and is currently the managing director of Tertius Financial Group Pte Ltd, the joint venture partner with Radiant Group in TFG Radiant. In April 2012, the Company appointed the Chairman of TFG Radiant, Mr. Winston Xu (aka Xu Biao), as a member of its Board of Directors.
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
During the year ended December 31, 2015, the Company made no disbursements to TFG Radiant. During the year ended December 31, 2014, the Company made disbursements to TFG Radiant in the amount of $518,000. Included within these disbursements is $200,000 for consulting fees and $318,000 for finished goods received and deposits for work-in-process. During the years ended December 31, 2015 and 2014, the Company recognized revenue in the amount of $0 and $8,000, respectively, for products sold to TFG Radiant under the supply agreement. As of December 31, 2015 and 2014, the Company had $0 in receivables and deposits with TFG Radiant.

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
On April 16, 2014, the parties settled the lawsuit where the Company agreed to pay Jefferies a total of $2.0 million in equal installments over 40 months. The Company has paid $1,050,000 through December 31, 2015.
The Company records a liability in its financial statements for costs related to claims, including settlements and judgments, where the Company has assessed that a loss is probable and an amount can be reasonably estimated. The Company accrued $1.7 million, the net present value of the $2.0 million settlement, as of December 31, 2013. As of December 31, 2015, $340,000 was accrued for the long-term portion of this settlement and $541,000 was recorded as Accrued litigation settlement, current portion, in the Balance Sheets.
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
Effective July 26, 2015,  the Company terminated the Services Agreement with Swyft, Inc. pursuant to the terms outlined in the Services Agreement dated June 30, 2014. Negotiations between Swyft and the Company are ongoing regarding a settlement amount to be paid to the Company. As of December 31, 2015 the Company has determined that $99,000 of the convertible note is unrecoverable and has been expensed. Swyft has paid the Company $10,000 to date, which results in an outstanding convertible note balance of $62,000 as of December 31, 2015.

NOTE 18. RETIREMENT PLAN
On July 1, 2006, the Company adopted a qualified 401(k) plan which provides retirement benefits for all of its eligible employees. Under the plan, employees become eligible to participate at the first entry date, provided they are at least 21 years of age. The participants may elect through salary reduction to contribute up to ceilings established in the Internal Revenue Code. The Company will match 100% of the first six percent of employee contributions. In addition, the Company may make discretionary contributions to the Plan as determined by the Board of Directors. Employees are immediately vested in all salary reduction contributions. Rights to benefits provided by the Company’s discretionary and matching contributions vest 100% after the first year of service for all employees hired before January 1, 2010. For employees hired after December 31, 2009, matching contributions vest over a three-year period, one-third per year. Payments for 401(k) matching totaled $333,636 and $262,467 for the years ended December 31, 2015 and 2014, respectively. Payments for 401(k) matching are recorded under “Research, development and manufacturing operations" expense and “Selling, general and administrative" expense in the Statements of Operations.

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
The parties liquidated the joint venture and distributed any available proceeds to the parties pro rata in accordance with the parties' contributions to the joint venture to date. The Company received approximately $191,000 in cash upon liquidation of the joint venture during the year ended December 31, 2015. The Company's contributions to the joint venture have consisted of (i) $320,000 in cash and (ii) certain technical and engineering consulting services. The Company does not anticipate having any material current or ongoing liabilities relating to the joint venture or its termination.

NOTE 20. SUBSEQUENT EVENT

Series F Preferred Stock

On January 19, 2016, the Company entered into a securities purchase agreement (the “Series F SPA”) with the Private Investor for the sale of $7,000,000 of the Company’s newly designated Series F 7% Convertible Preferred Stock (the “Series F Preferred Stock”).

On January 20, 2016, the Company sold and issued 700 shares of Series F Preferred Stock to the Private Investor. The aggregate purchase price of the Series F Preferred was $7,000,000. On January 20, 2016 the Private Investor paid $500,000 to the Company. The remaining $6,500,000 will be paid by the Private Investor to the Company in 14 weekly increments of $500,000 or $250,000 beginning January 25, 2016 and ending April 25, 2016. The Private Investor is not required to continue to make such weekly payments to the Company if (i) certain specified equity conditions are not met, (ii) the Company is in default of its obligations under the Series F SPA or the Series F Certificate of Designation, or (iii) the issuance of common stock upon conversion or redemption of the shares of the Series F Preferred Stock being funded would exceed the 19.99% issuance limit and the Company has not yet received stockholder approval for issuances above such limit.

Holders of the Series F Preferred Stock are entitled to dividends in the amount of 7% per annum, payable when, as and if declared by the Board of Directors in its discretion.

Shares of the Series F Preferred Stock (including the amount of any accrued and unpaid dividends thereon) are convertible at the option of the holder into common stock at a fixed conversion price equal to $0.25 per share. If certain defined default events occur, then the conversion price would thereafter be reduced (and only reduced), to equal 70% of the average of the two lowest two lowest VWAPs of our common stock for the twenty consecutive trading day period prior to the conversion date.

The Company will make weekly redemptions of shares of Series F Preferred Stock (including any accrued and unpaid dividends thereon) beginning February 15, 2016. If the redemption price is paid by the Company in cash, the number of shares to be redeemed in each weekly increment shall be 250 shares of Series F Preferred Stock, and the redemption price shall be at a price per share equal to $1,250 plus any accrued but unpaid dividends thereon.

The Company shall have the option to make such redemption payments in shares of common stock provided certain specified equity conditions are satisfied at the time of payment. The number of shares of common stock to be issued would be calculated using a per share price equal to 80% of the one lowest VWAP of our common stock for the ten consecutive trading day period prior to the payment date. For redemption payments made in shares of common stock, the Company will redeem either (i) 250 shares of Series F Preferred Stock or (ii) such greater number of shares of Series F Preferred Stock (and also including any accrued and unpaid dividends) that would result upon redemption in the issuance of a number of shares of common stock equal to 12% of the aggregate composite trading volume for the Company’s common stock during the preceding calendar week. The Private Investor has the option to take delivery of common stock being issued as a redemption payment on a single payment date or to take delivery of such shares in two tranches on two different days within one week. The Private Investor exercised their option to convert 1,341 Series F Preferred Shares, representing a value of $1.34 million, resulting in the issuance of 24,746,803 shares of common stock as of the date the consolidated financial statements were available to be issued.

Transition to OTCQB

The Company has been notified by The NASDAQ Stock Market LLC ("NASDAQ") that its pending appeal before the NASDAQ Listing Qualifications Hearing Panel had been denied, and that trading in the Company's common stock was suspended on NASDAQ effective with the open of business on Thursday February 25, 2016.

The Company received a notice from NASDAQ in June 2015 notifying the Company that it had failed to comply with NASDAQ Listing Rule 5550(b)(2), which requires the Company to maintain a minimum “Market Value of Listed Securities” of $35 million for continued listing on the NASDAQ Capital Market. Such notice also noted that the Company did not meet the alternative requirements under Listing Rules 5550(b)(1) (requiring $2.5 million of stockholders equity) or 5550(b)(3) (requiring annual net income from continuing operations of $500,000). Additionally, the Company received a separate notice from NASDAQ in June 2015 notifying the Company that it had failed to comply with NASDAQ Listing Rule 5550(a)(2), which requires the Company to maintain a minimum closing bid price for the Company’s common stock of $1.00 per share for continued listing on the NASDAQ Capital Market.

Pursuant to the NASDAQ Marketplace Rules, the Company was provided an initial compliance period of 180 calendar days, or until mid-December 2015, to regain compliance with the foregoing requirements. The Company did not regain compliance with these requirements by mid-December 2015, and the Company requested a hearing before the NASDAQ Listing Qualifications Hearings Panel. The hearing was held on February 11, 2016.

At the hearing, the Company presented a plan to regain compliance with all listing rules and requested that the Panel allow the Company additional time within which to regain compliance. The Company’s request was denied by the Panel on February 23, 2016.

The Company has been approved for trading on the OTCQB® Venture Market, operated by OTC Markets Group Inc., and its common stock began trading on OTCQB effective February 25, 2016 under its current trading symbol "ASTI."

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

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed February 11, 2014)

3.4
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated August 26, 2014. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed September 2, 2014)

3.5
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated October 27, 2014 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated October 28, 2014)

3.6
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated December 22, 2014. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated December 23, 2014)

3.7	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on February 17, 2009)

3.8	First Amendment to Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)

3.9	Second Amendment to Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed January 25, 2013)

3.10	Third Amendment to Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed December 18, 2015)

3.11	Certificate of Designations of Preferences, Rights and Limitations of Series F 7% Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed January 20, 2016)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form SB-2 filed on January 23, 2006 (Reg. No. 333-131216))

4.2	Certificate of Designations of Series A Preferred Stock (filed as Exhibit 4.2 to our Registration Statement on Form S-3 filed July 1, 2013 (Reg. No. 333-189739))

4.3	Form of Warrant (filed as Exhibit 4.3 to our Registration Statement on Form S-3 filed July 1, 2013 (Reg. No. 333-189739))

4.4	Certificate of Designations of Series B-1 and B-2 Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed October 30, 2013)

4.5	Certificate of Designations of Series C Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed April 2, 2014)

4.6	Certificate of Designations of Preferences, Rights and Limitations of Series D Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed November 17, 2014)

4.7	Form of Warrant (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed February 20, 2015)

4.8	Certificate of Designations of Preferences, Rights and Limitations of Series D-1 Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed February 20, 2015)

Exhibit No.	Description
4.9	Form of Warrant (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed February 20, 2015)

4.10	Certificate of Designations, Preferences and Rights of the Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 10, 2015)

10.1†	Fifth Amended and Restated 2005 Stock Option Plan (incorporated by reference to Annex A of our definitive proxy statement dated October 22, 2014).†

10.2†	Fifth Amended and Restated 2008 Restricted Stock Plan Stock Option Plan Plan (incorporated by reference to Annex B of our definitive proxy statement dated October 22, 2014).†

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

10.23	Services Agreement dated December 10, 2012 between the Company and TFG Radiant (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed December 14, 2012)

Exhibit No.	Description
10.24	Stock Purchase Agreement, dated April 26, 2013, between the Company and Foo Joo Loong (filed as Exhibit 10.1 to our Registration Statement on Form S-3 filed July 1, 2013 (Reg. No. 333-189739))

10.25	Securities Purchase Agreement, dated June 17, 2013, between the Company and Seng Wei Seow (filed as Exhibit 10.2 to our Registration Statement on Form S-3 filed July 1, 2013 (Reg. No. 333-189739))

10.26	Registration Rights Agreement dated June 17, 2013 between the Company and Seng Wei Seow (filed as exhibit 10.2 to our Current Report on Form 8-K filed June 21, 2013)

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

10.31	Industrial Project Entry and Joint Venture Construction Contract by and between the Registrant and Suqian Economic Development Company, Ltd. dated December 28, 2013*

10.32	Securities Purchase Agreement, dated April 1, 2014, between the Company and Ironridge Global IV, Ltd. (filed as Exhibit 10.1 to our Current Report on Form 8-K April 2, 2014)

10.33	Registration Rights Agreement dated April 1, 2014 between the Company and Ironridge Global IV, Ltd. (filed as exhibit 10.2 to our Current Report on Form 8-K filed April 2, 2014)

10.34†	Executive Employment Agreement, dated April 4, 2014, between the Company and Victor Lee (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 9, 2014) †

10.35	Settlement Agreement and Release dated April 15, 2014 between the Company and Jefferies LLC (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 22, 2014)

10.36	Stock Purchase Agreement, dated July 29, 2014, between the Company and SHTARD Enterprise Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K July 31, 2014)

10.37
Securities Purchase Agreement, dated August 29, 2014, among the Company, Seng Wei Seow and TFG Radiant Investment Group Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 4, 2014)

10.38
Securities Purchase Agreement, dated November 14, 2014, between the Company and the Investor named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 17, 2014)

10.39	Form of Senior Secured Convertible Note (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed November 17, 2014)

10.40	Form of Registration Rights Agreement between the Company and the Investor named therein (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed November 17, 2014)

10.41
Form of Security and Pledge Agreement by the Company in favor of the collateral agent named therein (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed November 17, 2014)

10.42
Securities Purchase Agreement, dated February 19, 2015, between the Company and the Investor named therein(incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 20, 2015)

Exhibit No.	Description
10.43
Securities Purchase Agreement, dated April 6, 2015, between the Company and TFG Radiant Investment Group Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 7, 2015)

10.44
Securities Purchase Agreement, dated June 10, 2015, between the Company and TFG Radiant Investment Group Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 15, 2015)

10.45	Amendment and Exchange Agreement, dated July 22, 2015 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 23, 2015)

10.46	Right to Receive Common Stock dated July 22, 2015 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed July 23, 2015)

10.47
Confidential Settlement Agreement and General Release, dated as of May 13, 2015, between the Company and William M. Gregorak (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed August 14, 2015)

10.48	Cancellation and Waiver Agreement dated September 4, 2015 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 8, 2015)

10.49	Note Purchase Agreement dated September 4, 2015 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed September 8, 2015)

10.50	Security Agreement dated September 4, 2015 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed September 8, 2015)

10.51	Secured Convertible Promissory Note for $1,000,000 dated September 4, 2015 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed September 8, 2015)

10.52	Secured Convertible Promissory Note for $500,000 dated September 4, 2015 (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed September 8, 2015)

10.53	Joinder to Note Purchase Agreement dated September 28, 2015 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 28, 2015)

10.54	Secured Convertible Promissory Note for $500,000 dated September 28, 2015 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed September 28, 2015)

10.55	Amendment No. 1 dated October 8, 2015 to Cancellation and Waiver Agreement dated September 4, 2015 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 9, 2015)

10.56
Series E Securities Purchase Agreement, dated November 4, 2015, between the Company and Redwood Management, LLC Ltd (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 10, 2015)

10.57
Series E Registration Rights Agreement, dated November 4, 2015, between the Company and Redwood Management, LLC (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed November 10, 2015)

10.58	Equity Line Purchase Agreement dated November 10, 2015 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed November 10, 2015)

10.59	Equity Line Registration Rights Agreement dated November 10, 2015 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed November 10, 2015)

10.60
Amendment No. 2 dated November 22, 2015 to Cancellation and Waiver Agreement dated September 4, 2015 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 23, 2015)

Exhibit No.	Description
10.61†	Sixth Amended and Restated 2005 Stock Option Plan (incorporated by reference to Annex C of our definitive proxy statement dated May 1, 2015).†

10.62†	Sixth Amended and Restated 2008 Restricted Stock Plan Stock Option Plan Plan (incorporated by reference to Annex B of our definitive proxy statement dated May 1, 2015).†

10.63
Series F Securities Purchase Agreement, dated January 19, 2016, between the Company and Redwood Management, LLC Ltd (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 20, 2016)

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