Form 10-Q
period 2016-03-31
Ascent Solar Technologies, Inc.
filed 2016-05-12
CIK 1350102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
 ______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 11, 2016, there were 294,375,331 shares of our common stock issued and outstanding.

ASCENT SOLAR TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q
Quarterly Period Ended March 31, 2016

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ASCENT SOLAR TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$350,323	$326,217
Trade receivables, net of allowance for doubtful accounts of $77,339 and $60,347, respectively	1,522,438	1,992,885
Other receivable	2,000,000	—
Inventories	4,152,491	4,272,380
Prepaid expenses and other current assets	1,664,540	1,394,780
Total current assets	9,689,792	7,986,262
Property, Plant and Equipment:	37,575,736	37,575,736
Less accumulated depreciation and amortization	(29,847,426)	(28,484,708)
	7,728,310	9,091,028
Other Assets:
Patents, net of amortization of $182,171 and $169,626, respectively	1,621,492	1,567,567
Other non-current assets	98,375	105,313
	1,719,867	1,672,880
Total Assets	$19,137,969	$18,750,170
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$3,441,995	$3,625,322
Accrued expenses	2,012,088	1,713,935
Current portion of long-term debt	354,507	348,722
Current portion of convertible note payable, net of discount of $0 and $22,484, respectively	—	30,036
September 2015 fixed rate convertible notes, net of discount of $825,000 and $1,237,500, respectively	1,265,146	811,773
Promissory Note	515,467	500,493
Current portion of litigation settlement	553,834	541,255
Series E preferred stock, net of discount of $584,632 and $1,231,737, respectively	517,760	1,090,847
Series F preferred stock, net of discount of $864,998 and $0, respectively	3,966,600	—
Short term embedded derivative liabilities	1,645,325	613,834
Make-whole dividend liability	849,560	849,560
Total current liabilities	15,122,282	10,125,777
Accrued Litigation Settlement, net of current portion	196,239	339,505
Long-Term Debt	5,358,127	5,442,194
Accrued Warranty Liability	245,649	264,000
Commitments and Contingencies (Notes 4 & 16)
Stockholders’ (Deficit) Equity:
Series A preferred stock, $.0001 par value; 750,000 shares authorized and issued; 212,390 shares and 212,390 shares outstanding as of March 31, 2016 and December 31, 2015, respectively ($2,548,680 Liquidation Preference)	21	21
Common stock, $0.0001 par value, 450,000,000 shares authorized; 235,609,606 and 155,196,865 shares issued and outstanding, respectively	23,561	15,520
Additional paid in capital	353,798,897	347,644,947
Accumulated deficit	(355,606,807)	(345,081,794)
Total stockholders’ (deficit) equity	(1,784,328)	2,578,694
Total Liabilities and Stockholders’ (Deficit) Equity	$19,137,969	$18,750,170
The accompanying notes are an integral part of these condensed consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015

Revenues	$710,222	$657,640
Costs and Expenses:
Cost of revenues (exclusive of depreciation shown below)	2,164,396	1,581,493
Research, development and manufacturing operations (exclusive of depreciation shown below)	1,686,417	1,716,387
Selling, general and administrative (exclusive of depreciation shown below)	2,986,847	2,840,799
Depreciation and amortization	1,376,201	1,440,266
Total Costs and Expenses	8,213,861	7,578,945
Loss from Operations	(7,503,639)	(6,921,305)
Other Income/(Expense)
Other Income/(Expense), net	—	17,853
Interest expense	(2,248,139)	(9,951,760)
Deemed interest expense on warrant liability	—	(909,092)
Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net	(773,236)	(23,466)
Total Other Income/(Expense)	(3,021,375)	(10,866,465)
Net Loss	$(10,525,014)	$(17,787,770)

Net Loss Per Share (Basic and diluted)	$(0.05)	$(0.79)
Weighted Average Common Shares Outstanding (Basic and diluted)	194,241,863	22,440,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Operating Activities:
Net loss	$(10,525,014)	$(17,787,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,376,201	1,440,266
Share based compensation	217,838	261,141
Amortization of financing costs to interest expense	80,089	132,485
Non-cash interest expense	54,379	559,995
Amortization of debt discount	1,923,705	8,985,875
Accrued litigation settlement	(130,687)	(119,212)
Deemed interest expense on warrant liability	—	909,092
Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net	773,236	23,466
Bad debt expense	16,993	80,144
Changes in operating assets and liabilities:
Accounts receivable	453,454	1,103,103
Inventories	119,889	(1,425,791)
Prepaid expenses and other current assets	(318,848)	(177,067)
Accounts payable	(183,326)	750,880
Accrued expenses	298,153	(189,972)
Warranty reserve	(18,351)	11,000
Net cash used in operating activities	(5,862,289)	(5,442,365)
Investing Activities:
Purchase of property, plant and equipment	—	(20,292)
Interest income on restricted cash	—	(17,853)
Patent activity costs	(66,470)	(112,231)
Net cash used in investing activities	(66,470)	(150,376)
Financing Activities:
Payment of debt financing costs	(25,000)	—
Repayment of debt	(78,282)	(48,997)
Proceeds from Committed Equity Line	1,056,147	—
Proceeds from issuance of stock and warrants	5,000,000	2,500,000
Net cash provided by financing activities	5,952,865	2,451,003
Net change in cash and cash equivalents	24,106	(3,141,738)
Cash and cash equivalents at beginning of period	326,217	3,316,576
Cash and cash equivalents at end of period	$350,323	$174,838
Supplemental Cash Flow Information:
Cash paid for interest	$139,090	$97,392
Non-Cash Transactions:
Non-cash conversions of preferred stock and convertible notes to equity	$3,441,115	$5,477,292

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

NOTE 2. BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements have been derived from the accounting records of Ascent Solar Technologies, Inc., Ascent Solar (Asia) Pte. Ltd., and Ascent Solar (Shenzhen) Co., Ltd. (collectively, "the Company") as of March 31, 2016 and December 31, 2015, and the results of operations for the three months ended March 31, 2016 and 2015. Ascent Solar (Shenzhen) Co., Ltd. is wholly owned by Ascent Solar (Asia) Pte. Ltd., which is wholly owned by Ascent Solar Technologies, Inc. All significant inter-company balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and footnotes typically found in U.S. GAAP audited annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. The Condensed Consolidated Balance Sheet at December 31, 2015 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. These condensed consolidated financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company’s significant accounting policies were described in Note 3 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes to our accounting policies as of March 31, 2016.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including 1) accounting for income taxes, 2) classification of excess tax benefits in the statement of cash flows, 3) forfeitures, 4) minimum statutory tax withholding requirements, 5) cash flow classification of employee taxes withheld in the form of shares, 6) the practical expedient for estimating the expected term, and 7) intrinsic value. The guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. The Company does not expect the implementation of ASU 2016-09 to have a material effect on its consolidated financial statements.

Reclassifications: Certain reclassifications have been made to the 2015 financial information to conform to the 2016 presentation. Such reclassifications had no effect on the net loss.

NOTE 4. LIQUIDITY AND CONTINUED OPERATIONS

On September 4, 2015, the Company entered into a note purchase agreement between the Company and two accredited investors (the “Accredited Investors”). Pursuant to the note purchase agreement, the Company issued to the Accredited Investors $1.5 million original principal amount of secured subordinated convertible notes on September 4, 2015, and an additional $0.5 million original principal amount of secured subordinated convertible notes on September 28, 2015. See Note 10 for further information. Subsequent to March 31, 2016 the Company entered into an exchange agreement to cancel the September 2015 Convertible Notes, see Note 17 for further information.

On November 4, 2015, the Company entered into a securities purchase agreement with a private investor (the "Private Investor") to issue 2,800 shares of Series E Preferred Stock in exchange for $2.8 million. See Note 11 for further information.

On November 10, 2015, the Company and the Private Investor entered into a committed equity line purchase agreement (the "CEL"). Under the terms and subject to the conditions of the CEL purchase agreement, at its option, the Company has the right to sell to the Private Investor, and the Private Investor is obligated to purchase from the Company, up to $32.2 million of the Company’s common stock, subject to certain limitations, from time to time, over the 36-month period commencing on December 18, 2015, the date that the registration statement was declared effective by the SEC. The remaining availability under the CEL as of March 31, 2016 is $29.1 million.

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

As of January 27, 2016, the Company was not able to access the CEL because the Company does not have any registered shares available for use in connection with the CEL purchase agreement.  The Company is in the process of registering an additional 48,000,000 shares for such purpose with the SEC.  If such additional registration statement is declared effective by the SEC and such additional shares become available for use by the Company, the Company’s sales of shares pursuant to the CEL purchase agreement during 2016 would be limited to such 48,000,000 shares. The Company’s use of the CEL in 2016 and beyond would require, among other things, the Company to file additional registration statements in the future that cover additional shares and have such registration statements declared effective.  The Company would also need to maintain the effectiveness of such additional registration statements.

On January 19, 2016, the Company entered into a securities purchase agreement (the “Series F SPA”) with the Private Investor for the sale of $7 million of the Company’s newly designated Series F 7% Convertible Preferred Stock (the “Series F Preferred Stock”). See Note 12 for further information.

The Company has continued PV production at its manufacturing facility. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented its new consumer products strategy. During the three months ended March 31, 2016 the Company used $5.9 million in cash for operations. The Company's primary significant long term cash obligation consists of a note payable of $5.7 million to a financial institution secured by a mortgage on its headquarters and manufacturing building in Thornton, Colorado. Total payments of $0.6 million, including principal and interest, will come due in the remainder of 2016. The Company owes $0.8 million as of March 31, 2016 related to a litigation settlement reached in April 2014, which is being paid in equal installments over 40 months which began in April 2014.

Additional projected product revenues are not anticipated to result in a positive cash flow position for the year 2016 overall and as of March 31, 2016 the Company has negative working capital. As such, cash liquidity sufficient for the year ending December 31, 2016 will require additional financing. Subsequent to March 31, 2016, the Company entered into a securities purchase agreements with the Accredited Investors for the private placement of $2.0 million of the Company’s newly designated Series G Convertible Preferred Stock (“Series G Preferred Stock”). See Note 17 for further information.

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

NOTE 5. PROPERTY, PLANT AND EQUIPMENT
The following table summarizes property, plant and equipment as of March 31, 2016 and December 31, 2015:

	As of March 31,	As of December 31,
	2016	2015
Building	$5,828,960	$5,828,960
Furniture, fixtures, computer hardware and computer software	480,976	480,976
Manufacturing machinery and equipment	31,265,800	31,265,800
Net depreciable property, plant and equipment	37,575,736	37,575,736
Manufacturing machinery and equipment in progress	—	—
Property, plant and equipment	37,575,736	37,575,736
Less: Accumulated depreciation and amortization	(29,847,426)	(28,484,708)
Net property, plant and equipment	$7,728,310	$9,091,028
The Company analyzes its long-lived assets for impairment, both individually and as a group, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

Depreciation expense for the three months ended March 31, 2016 and 2015 was $1,362,718 and $1,429,487, respectively. Depreciation expense is recorded under “Depreciation and amortization expense” in the Condensed Consolidated Statements of Operations.

NOTE 6. INVENTORIES
Inventories consisted of the following at March 31, 2016 and December 31, 2015:

	As of March 31,	As of December 31,
	2016	2015
Raw materials	$830,622	$925,064
Work in process	668,716	671,746
Finished goods	2,653,153	2,675,570
Total	$4,152,491	$4,272,380

NOTE 7. DEBT
On February 8, 2008, the Company acquired a manufacturing and office facility in Thornton, Colorado, for approximately $5.5 million. The purchase was financed by a promissory note, deed of trust and construction loan agreement (the “Construction Loan”) with the Colorado Housing and Finance Authority (“CHFA”), which provided the Company borrowing availability of up to $7.5 million for the building and building improvements. In 2009, the Construction Loan was converted to a permanent loan pursuant to a Loan Modification Agreement between the Company and CHFA (the “Permanent Loan”). The Permanent Loan, collateralized by the building, has an interest rate of 6.6% and the principal will be amortized through its term to January 2028. Further, pursuant to certain negative covenants in the Permanent Loan, the Company may not, among other things, without CHFA’s prior written consent (which by the terms of the deed of trust is subject to a reasonableness requirement): create or incur additional indebtedness (other than obligations created or incurred in the ordinary course of business); merge or consolidate with any other entity; or make loans or advances to the Company’s officers, shareholders, directors or employees. The outstanding balance of the Permanent Loan was $5,712,634 as of March 31, 2016.

As of March 31, 2016, future principal payments on long-term debt are due as follows:

2016	$270,440
2017	344,730
2018	368,183
2019	393,232
2020	419,985
Thereafter	3,916,064
$5,712,634

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
The Company concluded the make-whole dividends should be characterized as embedded derivatives under ASC 815. The make-whole dividends were expensed at the time of issuance and recorded as "Make-whole dividend liability" in the Condensed Consolidated Balance Sheets.
The fair value of these dividend liabilities, which are indexed to the Company's common stock, must be evaluated at each period end. The fair value measurements rely primarily on Company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The fair value determination required forecasting stock price volatility, expected average annual return and conversion date. During the three months ended March 31, 2016, there was no change in the fair value of the make-whole liability from the fair value at December 31, 2015.
At March 31, 2016, there were 212,390 shares of Series A outstanding. At March 31, 2016, the Company was entitled to redeem the outstanding Series A preferred shares for $1.7 million, plus a make-whole amount of $0.8 million, payable in cash or common shares. The fair value of the make-whole dividend liabilities for the Series A preferred shares, which approximates cash value, was $0.8 million as of March 31, 2016.

NOTE 9. CONVERTIBLE NOTE AND SERIES D PREFERRED STOCK

Convertible Note and Series D Preferred Stock

On November 14, 2014, the Company entered into a securities purchase agreement (the "November 2014 Purchase Agreement") with one institutional and accredited investor (the "Investor"). Pursuant to the terms of the November 2014 Purchase Agreement, the Company sold to the Investor (i) $3,000,000 (3,000 shares) of Series D Convertible Preferred Stock (the "Series D Preferred Stock"), and (ii) $32,000,000 original principal amount of senior secured convertible notes (the "Notes"). The Series D Preferred Stock was fully converted as of March 31, 2015. On September 4, 2015, the Company entered into a Cancellation and Waiver Agreement (the “Cancellation Agreement”), between the Company and the Investor to retire the Notes. The Cancellation Agreement was amended on October 8, 2015 and November 22, 2015. As of December 31, 2015 the total Notes outstanding balance was $52,520 and there was a corresponding embedded derivative liability valued at $60,984.

The Investor had available to them a new conversion price beginning on November 4, 2015 as a result of the Series E Preferred Stock transaction further described in Note 11. The Investor could elect to convert a portion of the Notes into shares of common stock using a conversion price equal to 80% of the average of the two lowest volume weighted average prices ("VWAP") of our common stock for the ten consecutive trading day period prior to each specific conversion date (the "Variable Price"). During the three months ended March 31, 2016, the Investor elected to convert the remaining Notes outstanding balance of $52,520 using the Variable Price, resulting in the issuance of 979,850 shares of common stock. The Company paid interest in the amount of $266 on the Notes, resulting in the issuance of 4,954 shares of common stock during the three months ended March 31, 2016.

A net gain on extinguishment of $54,681 was recorded to "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 as a result of the final conversion of the Notes.

NOTE 10. SEPTEMBER 2015 CONVERTIBLE NOTES

On September 4, 2015, the Company entered into a note purchase agreement between the Company and the Accredited Investors. Pursuant to the note purchase agreement, the Company issued to the Accredited Investors $1.5 million original principal amount of secured subordinated convertible notes on September 4, 2015, and an additional $0.5 million original principal amount of secured subordinated convertible notes on September 28, 2015 (collectively, the “September 2015 Convertible Notes”).

All amounts due under the September 2015 Convertible Notes are convertible at any time, in whole or in part, at the option of the Accredited Investors, into shares of Common Stock at a fixed conversion price, which is subject to adjustment for stock splits, stock dividends, combinations or similar events, of $0.12 per share (the “Conversion Price”). The Company, however, was prohibited from issuing shares of Common Stock pursuant to the September 2015 Convertible Notes unless stockholder approval of such issuance of securities is obtained as required by applicable NASDAQ listing rules. The Company received stockholder approval of such share issuances at a special stockholders meeting held on December 18, 2015. This provision resulted in a contingent beneficial conversion feature that was recognized once the contingency was resolved based on its intrinsic value at the commitment date. Accordingly, a beneficial conversion feature in the amount of $1.38 million was recorded as a debt discount on December 18, 2015. The debt discount will be recognized as additional interest expense over the life of the September 2015 Convertible Notes.

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

Subsequent to March 31, 2016 the Company entered into an exchange agreement to cancel the September 2015 Convertible Notes, see Note 17 for further information.

NOTE 11. SERIES E PREFERRED STOCK

On November 4, 2015, the Company entered into a securities purchase agreement with a Private Investor to issue 2,800 shares of Series E Preferred Stock to an investor in exchange for $2,800,000. The proceeds were fully received upon effectiveness of the Company’s registration statement covering the re-sale of the common stock underlying the Series E Preferred Stock in December of 2015.

Shares of the Series E Preferred Stock (including the amount of any accrued and unpaid dividends thereon) are convertible, at the option of the holder into common stock at a variable conversion price equal to 80% of the average of the two lowest VWAPs of the Company's common stock for the ten consecutive trading day period prior to the conversion date. If certain defined default events occur, the conversion price would thereafter be reduced (and only reduced), to equal 70% of the average of the two lowest VWAPs of the Company's common stock for the twenty consecutive trading day period prior to the conversion date. During the quarter ended March 31, 2016, the Private Investor exercised their option to convert 1,220 Series E Preferred Shares, representing a value of $1,220,193, resulting in the issuance of 22,286,909 shares of common stock.

Holders of the Series E Preferred Stock will be entitled to dividends in the amount of 7% per annum, payable when, as and if declared by the Board of Directors in its discretion. During the quarter ended March 31, 2016, the Company paid dividends in the amount of $19,243 on the Series E Preferred Stock, resulting in the issuance of 353,091 shares of common stock.

The Company has issued 360,000 shares of common stock to the Private Investor as a commitment fee relating to the Series E Preferred Stock. Costs associated with the Series E Preferred Stock, such as legal fees and commitment shares are capitalized and reported as deferred financing costs on the Condensed Consolidated Balance Sheets. The total gross debt issuance cost incurred by the Company related to the Series E Preferred Stock was $104,000 These debt issuance costs will be recognized as additional interest expense over the life of the Series E Preferred Stock.

At any time after March 31, 2016, the Private Investor has the option to redeem for cash all or any portion of the outstanding shares of the Series E Preferred Stock at a price per share equal to $1,250 plus any accrued but unpaid dividends thereon.

At any time after the third anniversary of the date of the initial issuance of Series E Preferred Stock, the Company will have the option to redeem for cash all outstanding shares of the Series E Preferred Stock at a price per share equal to $1,250 plus any accrued but unpaid dividends thereon.

The Company classified the Series E Preferred Stock as a liability pursuant to ASC 480 on the closing date due to the structure of the financing agreement, whereby the Company has an unconditional obligation that the Company may settle by issuing a variable number of common shares with a monetary value that is fixed and known at inception. There are 1,102 shares of Series E Preferred Stock outstanding as of March 31, 2016.

Pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion option in the Series E Preferred Stock was deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. At December 31, 2015, the derivative liability associated with the Series E Preferred Stock was $553,000.

The derivative liability associated with the Series E Preferred Stock is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At March 31, 2016, the Company conducted a fair value assessment of the embedded derivative associated with the Series E Preferred Stock. As a result of the fair value assessment, the Company recorded a $272,000 gain as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Condensed Consolidated Statements of Operations to properly reflect the fair value of the embedded derivative of $281,000 as of March 31, 2016.

The derivative associated with the Series E Preferred Stock approximates management’s estimate of the fair value of the embedded derivative liability at March 31, 2016 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 57%, present value discount rate of 12% and dividend yield of 0%.

NOTE 12. SERIES F PREFERRED STOCK

On January 19, 2016, the Company entered into a securities purchase agreement (the “Series F SPA”) with the Private Investor for the sale of $7,000,000 of the Company’s newly designated Series F 7% Convertible Preferred Stock (the “Series F Preferred Stock”).

On January 20, 2016, the Company sold and issued 7,000 shares of Series F Preferred Stock to the Private Investor. The aggregate purchase price of the Series F Preferred was $7,000,000. On January 20, 2016 the Private Investor paid $500,000 to the Company. The remaining $6,500,000 will be paid by the Private Investor to the Company in 14 weekly increments of $500,000 or $250,000 beginning January 25, 2016 and ending April 25, 2016. The Private Investor is not required to continue to make such weekly payments to the Company if (i) certain specified equity conditions are not met, or (ii) the Company is in default of its obligations under the Series F SPA or the Series F Certificate of Designation. As of March 31, 2016 the Company has an outstanding other receivable in the amount of $2,000,000 from the Private Investor. As of April 28, 2016 the other receivable has been fully collected by the Company.

Holders of the Series F Preferred Stock are entitled to dividends in the amount of 7% per annum, payable when, as and if declared by the Board of Directors in its discretion. During the quarter ended March 31, 2016, the Company paid dividends in the amount of $19,896 on the Series F Preferred Stock, resulting in the issuance of 412,983 shares of common stock.

Shares of the Series F Preferred Stock (including the amount of any accrued and unpaid dividends thereon) are convertible at the option of the holder into common stock at a fixed conversion price equal to $0.25 per share. If certain defined default events occur, the conversion price would thereafter be reduced (and only reduced), to equal 70% of the average of the two lowest VWAPs of our common stock for the twenty consecutive trading day period prior to the conversion date.

The Company makes weekly redemptions of shares of Series F Preferred Stock (including any accrued and unpaid dividends thereon) which began on February 15, 2016. If the redemption price is paid by the Company in cash, the number of shares to be redeemed in each weekly increment shall be 250 shares of Series F Preferred Stock, and the redemption price shall be at a price per share equal to $1,250 plus any accrued but unpaid dividends thereon.

The Company shall have the option to make such redemption payments in shares of common stock provided certain specified equity conditions are satisfied at the time of payment. The number of shares of common stock to be issued would be calculated using a per share price equal to 80% of the one lowest VWAP of our common stock for the ten consecutive trading day period prior to the payment date. For redemption payments made in shares of common stock, the Company will redeem either (i) 250 shares of Series F Preferred Stock or (ii) such greater number of shares of Series F Preferred Stock (and also including any accrued and unpaid dividends) that would result upon redemption in the issuance of a number of shares of common stock equal to 12% of the aggregate composite trading volume for the Company’s common stock during the preceding calendar week. The Private Investor has the option to take delivery of common stock being issued as a redemption payment on a single payment date or to take delivery of such shares in two tranches on two different days within one week. During the quarter ended March 31, 2016 the Private Investor exercised their option to convert 2,168 Series F Preferred Shares, representing a value of $2.17 million, resulting in the issuance of 43,266,850 shares of common stock.

The Company classified the Series F Preferred Stock as a liability pursuant to ASC 480 on the closing date due to the structure of the financing agreement, whereby the Company has an unconditional obligation that the Company may settle by issuing a variable number of common shares with a monetary value that is fixed and known at inception. There are 4,832 shares of Series F Preferred Stock outstanding as of March 31, 2016.

Pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion option in the Series F Preferred Stock was deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. At closing, a derivative liability and a corresponding debt discount in the amount of $1,666,000 were recorded. The debt discount will be charged to interest expense ratably over the life of the Series F Preferred Stock.

The derivative liability associated with the Series F Preferred Stock is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At March 31, 2016, the Company conducted a fair value assessment of the embedded derivative associated with the Series F Preferred Stock. As a result of the fair value assessment, the Company recorded a $302,000 gain as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Condensed Consolidated Statements of Operations to properly reflect the fair value of the embedded derivative of $1,364,000 as of March 31, 2016.

The derivative associated with the Series F Preferred Stock approximates management’s estimate of the fair value of the embedded derivative liability at March 31, 2016 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 57%, present value discount rate of 12% and dividend yield of 0%.

NOTE 13. STOCKHOLDERS’ EQUITY

Common Stock

At March 31, 2016, the Company had 450,000,000 shares of common stock, $0.0001 par value, authorized for issuance. Each share of common stock has the right to one vote. As of March 31, 2016, the Company had 235,609,606 shares of common stock outstanding. The Company has not declared or paid any dividends related to the common stock through March 31, 2016.

Preferred Stock

At March 31, 2016, the Company had 25,000,000 shares of preferred stock, $0.0001 par value, authorized for issuance. Preferred stock may be issued in classes or series. Designations, powers, preferences, rights, qualifications, limitations and restrictions are determined by the Company’s Board of Directors. 750,000 shares have been designated as Series A preferred stock, 2,000 shares have been designated for Series B-1 and B-2 preferred stock, 690 shares have been designated as Series C preferred stock, 3,000 shares have been designated as Series D preferred stock, 2,500 shares have been designated as Series D-1 preferred stock, 2,800 shares have been designated as Series E preferred stock, and 7,000 shares have been designated as Series F preferred stock. As of March 31, 2016, the Company had 212,390 shares of Series A preferred stock, 0 shares of Series B-1 and Series B-2 preferred stock, 0 shares of Series C preferred stock, 0 shares of Series D preferred stock, 0 shares of Series D-1 preferred stock, 1,102 shares of Series E preferred stock, and 4,832 shares of Series F preferred stock outstanding. The Company has no declared unpaid dividends related to the preferred stock as of March 31, 2016.

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

The Series A Preferred Stock may be converted into shares of common stock at the option of the Company if the closing price of the common stock exceeds $11.60, as adjusted, for 20 consecutive trading days, or by the holder at any time. The Company has the right to redeem the Series A Preferred Stock at a price of $8.00 per share, plus any accrued and unpaid dividends, plus the make-whole amount (if applicable). At March 31, 2016, the preferred shares were not eligible for conversion to common shares at the option of the Company. The holder of the preferred shares may convert to common shares at any time, at no cost, at a ratio of 1 preferred share into 1 common shares (subject to standard ratable anti-dilution adjustments). Upon any conversion (whether at the option of the Company or the holder), the holder is entitled to receive any accrued but unpaid dividends and also any make-whole amount (if applicable). See Note 8. Make-Whole Dividend Liability.

During the three months ended March 31, 2016, the holder of the Series A Preferred Shares converted 0 preferred shares into 0 shares of common stock.

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

Series D Preferred Stock

Refer to Note 9 descriptions of Series D Preferred Stock.

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

The investor had the option to convert the Series D-1 Preferred Stock into shares of Common Stock at a “D-1 Alternate Conversion Price” equal to the lowest of (i) $2.31 per share or (ii) 85% of the lowest VWAPs of the Common Stock on any trading day during the five consecutive trading day period, including the trading day immediately prior to the date of the applicable conversion date. During the quarter ended March 31, 2015, the investor exercised its option to convert 2,500 Preferred Shares, representing a value of $2,500,000, at a D-1 Alternate Conversion Price resulting in the issuance of 2,305,824 Common Shares.

Holders of the Series D-1 Preferred Stock were entitled to receive dividends in the amount of 7% per annum, subject to increase to 15% per annum upon the occurrence and continuance of certain events of default. Dividends on the Series D-1 Preferred Stock were payable monthly in shares of Common Stock or cash, at the Company’s option. During the quarter ended March 31, 2015, the Company paid dividends in the amount of $6,944 on the Series D-1 Preferred Stock, resulting in the issuance of 3,896 shares of common stock.

The Company classified the Series D-1 Preferred Stock as a liability pursuant to ASC 480 on the closing date due to the structure of the financing agreement, whereby the Company had an unconditional obligation that the Company may settle by issuing a variable number of common shares with a monetary value that is fixed and known at inception. The Series D-1 Preferred Stock was fully converted into shares of common stock as of March 31, 2015.

Pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion options in the Series D-1 Preferred Stock were deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. At closing, a derivative liability and a corresponding debt discount in the amount of $3.4 million were recorded. The debt discount of $3.4 million was charged to interest expense. As of March 31, 2015, the value of the derivative liability associated with the Series D-1 Preferred Stock was $0 as the Series D-1 Preferred Stock was fully converted as of March 31, 2015.

A net gain of $2.7 million was recorded to "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations for the quarter ended March 31, 2015 upon extinguishment of the D-1 Preferred Stock liability and the related embedded derivative.

The derivative associated with the Series D-1 Preferred Stock approximated management’s estimate of the fair value of the embedded derivative liability at the closing date based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 45%, present value discount rate of 12%, dividend yield of 0%, and a life of 0.2 years.

Series E Preferred Stock

Refer to Note 11 descriptions of Series E Preferred Stock.

Series F Preferred Stock
Refer to Note 12 descriptions of Series F Preferred Stock.
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

From time to time, the Company may direct the Private Investor, at its sole discretion and subject to certain conditions, to purchase an amount of shares of common stock up to the lesser of (i) $1,000,000 or (ii) 300% of the average daily trading volume of the Company’s common stock over the preceding ten trading day period. The per share purchase price for shares of common stock to be sold by the Company under the CEL purchase agreement shall be equal to 80% of the average of the two lowest VWAPs of the common stock for the ten consecutive trading day period prior to the purchase date. During the quarter ended March 31, 2016, the Company directed the Private Investor to purchase $1.06 million of common stock which resulted in the issuance of 10,509,077 shares of common stock. The remaining availability under the CEL as of March 31, 2016 was $29,143,853.

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

As consideration for entering into the CEL purchase agreement, the Company has issued to the Private Investor 2,640,000 shares of common stock (the “Commitment Shares”). The Commitment Shares were issued to the Private Investor in five increments which commenced upon the date that the registration statement was declared effective by the SEC.

NOTE 14. EQUITY PLANS AND SHARE-BASED COMPENSATION
Share-Based Compensation: The Company measures share-based compensation cost at the grant date based on the fair value of the award and recognizes this cost as an expense over the grant recipients’ requisite service periods for all awards made to employees, officers, directors and consultants.
The share-based compensation expense recognized in the Condensed Consolidated Statements of Operations was as follows:

	For the three months ended March 31,
	2016	2015
Share-based compensation cost included in:
Research and development	$45,689	$101,310
Selling, general and administrative	172,149	159,831
Total share-based compensation cost	$217,838	$261,141

The following table presents share-based compensation expense by type:

	For the three months ended March 31,
	2016	2015
Type of Award:
Stock Options	$95,384	$165,500
Restricted Stock Units and Awards	122,454	95,641
Total share-based compensation cost	$217,838	$261,141

Stock Options: The Company recognized share-based compensation expense for stock options of $95,000 to officers, directors and employees for the three months ended March 31, 2016 related to stock option awards ultimately expected to vest. The weighted average estimated fair value of employee stock options granted for the three months ended March 31, 2016 and 2015 was $0.06 and $0.78 per share, respectively. Fair value was calculated using the Black-Scholes Model with the following assumptions:

	For the three months ended March 31,
	2016	2015
Expected volatility	114%	92%
Risk free interest rate	1%	2%
Expected dividends	—	—
Expected life (in years)	5.8	5.8

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
As of March 31, 2016, total compensation cost related to non-vested stock options not yet recognized was $344,000 which is expected to be recognized over a weighted average period of approximately 1.6 years. As of March 31, 2016, 1,479,750 shares were vested or expected to vest in the future at a weighted average exercise price of $2.29. As of March 31, 2016, 3,385,556 shares remained available for future grants under the Option Plan.
Restricted Stock: In addition to the stock options discussed above, the Company recognized share-based compensation expense related to restricted stock grants of $122,000 for the three months ended March 31, 2016. The weighted average estimated fair value of restricted stock grants for the three months ended March 31, 2016 and 2015 was $0.10 and $1.12 per share, respectively.

Total unrecognized share-based compensation expense from unvested restricted stock as of March 31, 2016 was $414,000 which is expected to be recognized over a weighted average period of approximately 0.8 years. As of March 31, 2016, 4,559,931 shares were expected to vest in the future. As of March 31, 2016, 9,182,629 shares remained available for future grants under the Restricted Stock Plan.

NOTE 15. RELATED PARTY TRANSACTIONS
TFG Radiant owns approximately 2.5% of the Company's outstanding common stock as of March 31, 2016. In February 2012, the Company announced the appointment of Victor Lee as President and Chief Executive Officer. Mr. Lee had served on the Company's Board of Directors since November 2011 and is currently the managing director of Tertius Financial Group Pte Ltd, the joint venture partner with Radiant Group in TFG Radiant. In April 2012, the Company appointed the Chairman of TFG Radiant, Mr. Winston Xu (aka Xu Biao), as a member of its Board of Directors.
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
During three months ended March 31, 2016, the Company made no disbursements to TFG Radiant. During the three months ended March 31, 2016 and March 31, 2015, the Company recognized revenue in the amount of $0 and $0, respectively, for products sold to TFG Radiant under the supply agreement. As of March 31, 2016 and December 31, 2015, the Company had $0 and $0, respectively, in receivables and deposits with TFG Radiant.

NOTE 16. COMMITMENTS AND CONTINGENCIES
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
On April 16, 2014, the parties settled the lawsuit where the Company agreed to pay Jefferies a total of $2.0 million in equal installments over 40 months. The Company has paid $150,000 during the three months ended March 31, 2016.
The Company records a liability in its financial statements for costs related to claims, including settlements and judgments, where the Company has assessed that a loss is probable and an amount can be reasonably estimated. The Company accrued $1.7 million, the net present value of the $2.0 million settlement, as of December 31, 2013. As of March 31, 2016, $196,000 was accrued for the long-term portion of this settlement and $554,000 was recorded as Accrued litigation settlement, current portion, in the Condensed Consolidated Balance Sheets.

NOTE 17. SUBSEQUENT EVENTS

Cancellation of Outstanding September 2015 Convertible Notes and Issuance of Rights to Receive a Fixed Amount of Common Stock

On April 29, 2016, the Company entered into Exchange Agreements (the “Exchange Agreements”), with the Accredited Investors to cancel the September 2015 Convertible Notes described in Note 10. In exchange, the Company has issued to the Accredited Investors rights to receive a fixed number of shares of common stock of the Company in accordance with the terms of Rights to Receive Common Stock dated April 29, 2016 (the “Rights”). The Rights obligate the Company to issue to the Accredited Investors (without the payment of any additional consideration) an aggregate of approximately 42.1 million shares of common stock (the “Right Shares”). The number of Right Shares is fixed, and is only subject to customary non-price based ratable adjustments. The Rights are immediately exercisable and expire on April 29, 2021.

The Accredited Investors will not be able to exercise the Rights and receive Right Shares to the extent that after giving effect to such issuance after exercise, the Accredited Investor would beneficially own in excess of 4.9% (in the case of one Accredited Investor) or 9.9% (in the case of the other Accredited Investor) of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of the Company’s common stock issuable upon exercise of the applicable Right. Each Accredited Investor may decrease their applicable ownership limitation at any time and each holder, upon not less than 61 days’ prior notice to the Company, may increase their applicable beneficial ownership limitation provided that the applicable beneficial ownership limitation may in no event exceed 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of the Company’s common stock upon exercise of the applicable Right.

Series G Convertible Preferred Stock Financing

On April 29, 2016, the Company entered into securities purchase agreements with the Accredited Investors for the private placement of $2,000,000 of the Company’s newly designated Series G Convertible Preferred Stock. The Company issued a total of 500 shares of Series G Preferred Stock to the Accredited Investors in exchange for $500,000 at closing. The Company will sell an additional 1,500 shares of Series G Preferred Stock to the Accredited Investors in three subsequent closings that will occur during the month of May, which will result in additional gross proceeds to the Company of $1,500,000.

Shares of the Series G Preferred Stock (including the amount of any accrued and unpaid dividends thereon) will be convertible at the option of the Accredited Investors into common stock at a fixed conversion price of $0.05 per share. Holders of the Series G Preferred Stock will be entitled to dividends in the amount of 10% per annum. One year after issuance, the Company is required to redeem for cash all or any portion of the outstanding shares of the Series G Preferred Stock at a price per share equal to $1,000 plus any accrued but unpaid dividends thereon. Except as otherwise required by law (or with respect to approval of certain actions), the Series G Preferred Stock will not have voting rights.

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

Overview
We are a company formed to commercialize flexible photovoltaic modules using our proprietary technology. For the three months ended March 31, 2016, we generated $710,000 of revenue. Our revenue from product sales was $687,000 and our revenue from government research and development contracts was $23,000.
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

In early January 2016, at the Consumer Electronics Show ("CES"), the Company debuted the Jumpr Fit line of high-performance portable batteries, included in this line were the Jumpr Fit iQ and FX, equipped with Qi compatible wireless charging and Qualcomm certified Quick Charge 2.0 capabilities respectively. Also debuted at CES was the Kickr Mini platform, based on the previously announced MilPak military platform, the Kickr Mini integrates both power storage and generation into a single turnkey product.
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
During the second quarter of 2015 EnerPlex launched its products into two world recognized retailers; including over 100 The Sports Authority stores nationwide, in addition to launching in select Cabela’s, “The World’s Foremost Outfitter”, stores and via Cabela’s online catalog. Internationally, EnerPlex products became available in the United Kingdom via the brand’s launch with 172 Maplin’s stores throughout the country. During the fourth quarter of 2015, EnerPlex launched with GovX, the premier online shopping destination for Military, Law Enforcement and Government agencies.

In the first quarter of 2016, EnerPlex launched the new Emergency sales vertical, partnering with Emergency Preparedness eCommerce leader, Emergency Essentials.

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

In early 2016 Ascent announced new breakthroughs in the Company’s line of high-voltage solar products, designed specifically for high-altitude and space markets, building on the progress previously announced in Q4, 2015. Also during the first quarter of 2016, the Company announced the launch of select products on the GSA Advantage website; which allows Federal employees, including members of all branches of the US Military, to directly purchase Ascent and EnerPlex products including: the MilPak E, Commandr 20, Kickr 4 and WaveSol solar modules.

At the end of the first quarter of 2015, we announced that six EnerPlex products were awarded accolades as Red Dot Design Award winners, recognizing both the aesthetic as well as functional design of the Jumpr Quad, Jumpr Stack 3/6/9, the Generatr 100 and the Generatr 1200. During the third quarter of 2015 the Generatr 100 won a Best of Show Award at the CTIA Super Mobility show in Las Vegas. In 2015 Ascent Solar won its second R&D 100 Award, the 2015 award was given for the development of the MilPak platform, a military-grade solar power generation and storage unit. The MilPak platform is the only MIL-STD 810G tested, fully integrated power generation and storage solution available.
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
Related Party Activity
In February 2012, we announced the appointment of Victor Lee as President and Chief Executive Officer. Mr. Lee had served on our Board of Directors since November 2011 and is currently the managing director of Tertius Financial Group Pte Ltd, the joint venture partner with Radiant Group, in TFG Radiant. In April 2012, we appointed the Chairman of TFG Radiant, Mr. Winston Xu (aka Xu Biao), as a member of our Board of Directors. TFG Radiant owns approximately 2.5% of our outstanding common stock as of March 31, 2016.
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
During three months ended March 31, 2016, the Company made no disbursements to TFG Radiant. During the three months ended March 31, 2016 and March 31, 2015, the Company recognized revenue in the amount of $0 and $0, respectively, for products sold to TFG Radiant under the supply agreement. As of March 31, 2016 and December 31, 2015, the Company held $0 and $0, respectively, in receivables and deposits with TFG Radiant.
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

Our significant accounting policies were described in Note 3 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.
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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including 1) accounting for income taxes, 2) classification of excess tax benefits in the statement of cash flows, 3) forfeitures, 4) minimum statutory tax withholding requirements, 5) cash flow classification of employee taxes withheld in the form of shares, 6) the practical expedient for estimating the expected term, and 7) intrinsic value. The guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. The Company does not expect the implementation of ASU 2016-09 to have a material effect on its consolidated financial statements.

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015
Revenues. Our revenues were $710,000 for the three months ended March 31, 2016 compared to $658,000 for the three months ended March 31, 2015, an increase of $53,000. Revenues for the three months ended March 31, 2016 include $687,000 of product sales compared to $533,000 for the three months ended March 31, 2015, an increase of $154,000. The increase in product sales is a result of our expanded sales channel and new product offerings. Revenues earned on our government research and development contracts decreased by $101,000 during the three months ended March 31, 2016 to $23,000.

Cost of revenues. Our Cost of revenues for the three months ended March 31, 2016 was $2,164,000 compared to $1,581,000 for the three months ended March 31, 2015, an increase of $583,000. The increase is primarily attributed to an increase in materials costs as a result of an increase in units sold as compared to the first quarter in the prior year. Cost of Revenues for the first quarter of 2016 is comprised of Materials and Freight of $1,182,000, Direct Labor of $179,000, and Overhead of $803,000. Management believes our factory is currently significantly under-utilized, and a substantial increase in revenue would result in marginal increases to Direct Labor and Overhead. As such management’s focus going forward is to improve gross margin through increased sales and increased utilization of our factory. We are currently offering promotions and discounts in order to penetrate new markets. While these promotions and discounts have proved effective in building our brand and acquiring new customers, our gross margins have been negatively impacted. Long term we anticipate improvements in gross margins for product sales.
Research, development and manufacturing operations. Research, development and manufacturing operations costs were $1,686,000 for the three months ended March 31, 2016 compared to $1,716,000 for the three months ended March 31, 2015, a decrease of $30,000. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. Research, development and manufacturing operations costs also include costs related to technology development and governmental contracts. The following factors contributed to the decrease in research, development, and manufacturing operations expenses during the three months ended March 31, 2016:

1.	Personnel related expenses increased $43,000 as compared to the first quarter of 2015. The small increase in personnel related costs was primarily due to an increase in wages paid to employees.

2.
Consulting and Contract Services decreased by $112,000 from the comparable quarter in the prior year. The decrease in expense as compared to the first quarter of 2015 was primarily attributed to the Company employing a lower number of contractors and lower product design fees during the quarter ended March 31, 2016.

3.
Facility Related Expenses increased $36,000 during the three months ended March 31, 2016. The small increase is due to slightly increased overhead allocations to the research and development department based on production results in the first quarter of 2016.

Selling, general and administrative. Selling, general and administrative expenses were $2,987,000 for the three months ended March 31, 2016 compared to $2,841,000 for the three months ended March 31, 2015, an increase of $146,000. The following factors contributed to the increase in selling, general, and administrative expenses during the three months ended March 31, 2016:

1.
Personnel related costs increased $69,000 during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. $12,000 of this increase was related to non-cash stock compensation expense. The overall increase in personnel related costs was primarily due to increased commissions paid to sales personnel.

2.
Marketing and related expenses increased $409,000 during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The increase in Marketing and related expenses is due to additional product samples distributed, trade shows, and sponsorships in the first quarter of 2016 as compared to the first quarter of 2015.

3.
Consulting and contract services decreased $225,000 during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The decrease was due to lower staffing costs associated with our retail kiosks and decreased consulting expenses during the quarter.

4.
Legal expenses increased $46,000 during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The primary reason for the increase is due to legal expenses related to our patents as compared to the quarter ended March 31, 2015.

5.
Public Company Costs decreased $131,000 during the quarter ended March 31, 2016 as compared to the three months ended March 31, 2015. The decrease is primarily attributed to lower stock registration fees as compared to the comparable quarter in the prior year.

Other Income / Expense, net. Other Income / Expense was a $3,021,000 net expense for the three months ended March 31, 2016 compared to a $10,866,000 net expense for the three months ended March 31, 2015, a decrease of $7,845,000. The following factors contributed to the decrease in other income/(expense) during the three months ended March 31, 2016:

1.
Interest Expense decreased $7,704,000 as compared the first quarter of 2015. The decrease is primarily due to non-cash interest expense and amortization of debt discounts related to the Notes, Series D Preferred Stock and Series D-1 Preferred Stock. We did not incur substantial interest expense as a result of these instruments during the quarter ended March 31, 2016 because these instruments are no longer outstanding.

2.
We incurred $909,000 in non-cash interest expense during the quarter ended March 31, 2015 as a result of the liability classified warrants associated with the Series D-1 Preferred Stock. This was a one-time non-recurring expense.

3.
Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net increased $750,000 as compared to the first quarter of 2015. The increase in this non-cash expense is the result of changes in the fair value of our embedded derivative instruments during the quarters ended March 31, 2016 and March 31, 2015, and extinguishments of Series E Preferred Stock and Series F Preferred Stock.

Net Loss. Our Net Loss was $10,525,000 for the three months ended March 31, 2016 compared to a Net Loss of $17,788,000 for the three months ended March 31, 2015, a decrease of $7,263,000.
The decrease in Net Loss for the three months ended March 31, 2016 can be summarized in variances in significant account activity as follows:

Decrease (increase) to Net Loss For the Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
Revenues	53,000
Cost of Revenue	(583,000)
Research, development and manufacturing operations
Materials and Equipment Related Expenses	(4,000)
Personnel Related Expenses	(43,000)
Consulting and Contract Services	112,000
Facility Related Expenses	(36,000)
Other Miscellaneous Costs	1,000
Selling, general and administrative expenses
Personnel Related Expenses	(69,000)
Marketing Related Expenses	(409,000)
Legal Expenses	(46,000)
Public Company Costs	131,000
Consulting and Contract Services	225,000
Other Miscellaneous Costs	22,000
Depreciation and Amortization Expense	64,000
Other Income / (Expense)
Interest Expense	7,704,000
Other Income/Expense	(18,000)
Deemed (non-cash) Interest Expense on Warrant Liability	909,000
Non-Cash Change in Fair Value of Derivatives and Gain/Loss on Extinguishment of Liabilities, net	(750,000)
Decrease to Net Loss	$7,263,000

Liquidity and Capital Resources
As of March 31, 2016, we had approximately $0.4 million in cash and cash equivalents

On September 4, 2015, we entered into a note purchase agreement with two accredited investors (the “Accredited Investors”). Pursuant to the note purchase agreement, we issued to the Accredited Investors $1.5 million original principal amount of secured subordinated convertible notes on September 4, 2015, and an additional $0.5 million original principal amount of secured subordinated convertible notes on September 28, 2015.

On November 4, 2015, we entered into a securities purchase agreement with a private investor (the "Private Investor") to issue 2,800 shares of Series E Preferred Stock in exchange for $2.8 million.

On November 10, 2015, we entered into a committed equity line purchase agreement (the "CEL") with the Private Investor. Under the terms and subject to the conditions of the CEL purchase agreement, at our option we have the right to sell to the Private Investor, and the Private Investor is obligated to purchase from us, up to $32.2 million of the our common stock, subject to certain limitations, from time to time, over the 36-month period commencing on December 18, 2015, the date that the registration statement was declared effective by the SEC. The remaining availability under the CEL as of March 31, 2016 is $29.1 million.

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

On January 19, 2016, we entered into a securities purchase agreement (the “Series F SPA”) with the Private Investor for the sale of $7 million of our newly designated Series F 7% Convertible Preferred Stock (the “Series F Preferred Stock”).

We have continued PV production at our manufacturing facility. We do not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until we have fully implemented our consumer products strategy. During the three months ended March 31, 2016 we used $5.9 million in cash for operations. Our primary significant long term cash obligation consists of a note payable of $5.7 million to a financial institution secured by a mortgage on our headquarters and manufacturing building in Thornton, Colorado. Total payments of $0.6 million, including principal and interest, will come due in the remainder of 2016. We owe $0.8 million as of March 31, 2016 related to a litigation settlement reached in April 2014, which is being paid in equal installments over 40 months which began in April 2014.

Additional projected product revenues are not anticipated to result in a positive cash flow position for the year 2016 overall and as of March 31, 2016 we have negative working capital. As such, cash liquidity sufficient for the year ending December 31, 2016 will require additional financing. Subsequent to March 31, 2016, we entered into a securities purchase agreements with the Accredited Investors for the private placement of $2,000,000 of our newly designated Series G Convertible Preferred Stock (“Series G Preferred Stock”).

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
Statements of Cash Flows Comparison of the Three Months Ended March 31, 2016 and 2015
For the three months ended March 31, 2016, our cash used in operations was $5.9 million compared to $5.4 million for the three months ended March 31, 2015, a increase of $0.5 million. The increase is primarily due to a lower amount of cash collected from Accounts Receivable as of March 31, 2016 as compared to the three months ended March 31, 2015. For the three months ended March 31, 2016, our cash used in investing activities was $0.1 million as compared to $0.2 million at March 31, 2015. During the three months ended March 31, 2016, negative operating cash flows of $5.9 million were funded through $5.0 million of funding received from issuances of preferred stock, $1.1 million of funding received from the CEL and the use of cash and cash equivalents held at December 31, 2015.
Contractual Obligations
The following table presents our contractual obligations as of March 31, 2016. Our long-term debt obligation is related to our building loan reflecting both principal and interest. Our purchase obligations include orders for equipment, inventory and operating expenses.

		Payments Due by Year (in thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$9,065	$1,351	$2,281	$1,387	$4,046
Operating lease obligations	53	53	—	—	—
Purchase obligations	1,542	1,542	—	—	—
Total	$10,660	$2,946	$2,281	$1,387	$4,046
Off Balance Sheet Transactions
As of March 31, 2016, we did not have any off balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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
Interest Rate Risk
Our exposure to market risks for changes in interest rates relates primarily to our cash equivalents. As of March 31, 2016, our cash equivalents consisted only of federally insured operating and savings accounts held with financial institutions. From time to time we hold money market funds, investments in U.S. government securities and high quality corporate securities. The primary objective of our investment activities is to preserve principal and provide liquidity on demand, while at the same time maximizing the income we receive from our investments without significantly increasing risk. The direct risk to us associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a change in interest rates will have a significant impact on our financial position, results of operations or cash flows.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (SEC) rules and forms. Our management, including our Chief Executive Officer and interim Principal Financial Officer, conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of March 31, 2016. Based on this evaluation, our Chief Executive Officer and interim Principal Financial Officer concluded that as of March 31, 2016, our disclosure controls and procedures were effective.
Changes in Internal Control over Disclosure and Reporting
There was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On April 16, 2014, the parties settled the lawsuit where the Company agreed to pay Jefferies a total of $2.0 million in equal installments over 40 months. The Company has paid $150,000 during the three months ended March 31, 2016.
The Company records a liability in its financial statements for costs related to claims, including settlements and judgments, where the Company has assessed that a loss is probable and an amount can be reasonably estimated. The Company accrued $1.7 million, the net present value of the $2.0 million settlement, as of December 31, 2013. As of March 31, 2016, $196,000 was accrued for the long-term portion of this settlement and $554,000 was recorded as Accrued litigation settlement, current portion, in the Balance Sheets.

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in the updated risk factors in our Annual Report on Form 10-K filed on March 11, 2016, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K filed on March 11, 2016 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not required.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits
A list of exhibits is found on page 29 of this report.

ASCENT SOLAR TECHNOLOGIES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of May, 2016.

ASCENT SOLAR TECHNOLOGIES, INC.

By:	/S/ VICTOR LEE
Lee Kong Hian (aka Victor Lee) President and Chief Executive Officer (Principal Executive Officer, acting Principal Financial Officer, and Authorized Signatory)

ASCENT SOLAR TECHNOLOGIES, INC.
EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Designations of Preferences, Rights and Limitations of Series F 7% Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed January 20, 2016).

3.2
Certificate of Designations of Preferences, Rights and Limitations of Series G 10% Preferred Stock (incorporated by reference to Exhibit 2 to Exhibits 10.5 and 10.6 to our Current Report on Form 8-K filed May 2, 2016).

10.1
Series F Securities Purchase Agreement, dated January 19, 2016, between the Company and Redwood Management, LLC Ltd (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 20, 2016).

10.2	Exchange Agreement dated April 29, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 2, 2016).

10.3	Exchange Agreement dated April 29, 2016 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed May 2, 2016).

10.4	Right to Receive Common Stock dated April 29, 2016 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed May 2, 2016).

10.5	Right to Receive Common Stock dated April 29, 2016 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed May 2, 2016).

10.6	Series G Securities Purchase Agreement dated April 29, 2016 (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed May 2, 2016).

10.7	Series G Securities Purchase Agreement dated April 29, 2016 (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed May 2, 2016).

31.1*	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.