Form 10-Q
period 2016-09-30
Ascent Solar Technologies, Inc.
filed 2016-11-15
CIK 1350102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
 ______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 11, 2016, there were 214,934,518 shares of our common stock issued and outstanding.

ASCENT SOLAR TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q
Quarterly Period Ended September 30, 2016

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ASCENT SOLAR TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$92,587	$326,217
Trade receivables, net of allowance for doubtful accounts of $246,116 and $60,347, respectively	240,307	1,992,885
Inventories	3,458,645	4,272,380
Prepaid expenses and other current assets	827,553	1,394,780
Total current assets	4,619,092	7,986,262
Property, Plant and Equipment:	37,586,077	37,575,736
Less accumulated depreciation and amortization	(31,561,735)	(28,484,708)
	6,024,342	9,091,028
Other Assets:
Patents, net of amortization of $240,394 and $169,626, respectively	1,648,875	1,567,567
Other non-current assets	86,501	105,313
	1,735,376	1,672,880
Total Assets	$12,378,810	$18,750,170
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$4,008,060	$3,625,322
Accrued expenses	1,952,703	1,713,935
Current portion of long-term debt	393,483	348,722
Current portion of convertible note payable, net of discount of $0 and $22,484, respectively	—	30,036
September 2015 fixed rate convertible notes, net of discount of $0 and $1,237,500, respectively	—	811,773
Promissory Note	—	500,493
Current portion of litigation settlement	479,492	541,255
Series E preferred stock, net of discount of $113,699 and $1,231,737, respectively	100,693	1,090,847
Series F preferred stock, net of discount of $10,129 and $0, respectively	325,821	—
Series G preferred stock, net of discount of $1,262,950 and $0, respectively	2,068,289	—
July 2016 convertible notes, net of discount of $2,451,536 and $0, respectively	494,892	—
Exchange convertible notes, net of discount of $26,385 and $0, respectively	35,177	—
Tertius Financial Group promissory notes, net of discount of $20,000 and $0, respectively	311,760	—
Short term embedded derivative liabilities	8,251,526	613,834
Make-whole dividend liability	662,164	849,560
Total current liabilities	19,084,060	10,125,777
Accrued Litigation Settlement, net of current portion	—	339,505
Long-Term Debt	5,185,785	5,442,194
Accrued Warranty Liability	229,166	264,000
Commitments and Contingencies (Notes 4 & 19)
Mezzanine Equity:
Series I preferred stock: 1,000 shares authorized; 251 and 0 issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	117,029	—
Series J preferred stock: 1,350 shares authorized; 575 and 0 issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	575,000	—
Stockholders’ (Deficit) Equity:
Series A preferred stock, $.0001 par value; 750,000 shares authorized and issued; 165,541 shares and 212,390 shares outstanding as of September 30, 2016 and December 31, 2015, respectively ($1,986,492 Liquidation Preference)	17	21
Common stock, $0.0001 par value, 2,000,000,000 shares authorized; 147,365,490 and 7,759,844 shares issued and outstanding, respectively	14,737	776
Additional paid in capital	365,734,187	347,659,691
Accumulated deficit	(378,561,171)	(345,081,794)
Total stockholders’ (deficit) equity	(12,812,230)	2,578,694
Total Liabilities, Mezzanine Equity and Stockholders’ (Deficit) Equity	$12,378,810	$18,750,170
The accompanying notes are an integral part of these condensed consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenues	$452,674	$1,253,056	$1,418,219	$4,144,919
Costs and Expenses:
Cost of revenues (exclusive of depreciation shown below)	1,332,153	2,291,571	4,769,059	6,445,282
Research, development and manufacturing operations (exclusive of depreciation shown below)	1,660,203	1,731,670	5,131,969	5,102,379
Selling, general and administrative (exclusive of depreciation shown below)	2,576,297	2,872,114	8,519,993	9,235,606
Depreciation and amortization	422,971	1,391,947	3,180,529	4,244,349
Total Costs and Expenses	5,991,624	8,287,302	21,601,550	25,027,616
Loss from Operations	(5,538,950)	(7,034,246)	(20,183,331)	(20,882,697)
Other Income/(Expense)
Other Income/(Expense), net	42,789	(94,983)	75,122	(60,294)
Interest expense	(1,789,599)	(3,580,371)	(5,442,591)	(18,788,664)
Deemed interest expense on warrant liability	—	—	—	(909,092)
Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net	(4,500,151)	4,596,398	(7,928,578)	5,402,099
Total Other Income/(Expense)	(6,246,961)	921,044	(13,296,047)	(14,355,951)
Net Loss	$(11,785,911)	$(6,113,202)	$(33,479,378)	$(35,238,648)

Net Loss Per Share (Basic and diluted)	$(0.15)	$(2.16)	$(0.94)	$(12.75)
Weighted Average Common Shares Outstanding (Basic and diluted)	80,896,300	2,830,503	35,806,147	2,763,991

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Operating Activities:
Net loss	$(33,479,378)	$(35,238,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,180,529	4,244,349
Share based compensation	708,776	689,911
Amortization of financing costs to interest expense	125,902	345,264
Non-cash interest expense	298,149	1,398,874
Amortization of debt discount	4,437,611	16,520,326
Loss on Note Receivable	—	99,000
Loss on Joint Venture	—	120,000
Accrued litigation settlement	(401,268)	(366,013)
Deemed interest expense on warrant liability	—	909,092
Change in fair value of derivatives and gain/loss on extinguishment of liabilities, net	7,928,578	(5,402,099)
Bad debt expense	246,116	77,524
Changes in operating assets and liabilities:
Accounts receivable	1,506,462	717,311
Inventories	813,735	(2,061,983)
Prepaid expenses and other current assets	497,325	644,828
Accounts payable	382,738	606,725
Accrued expenses	238,768	(889,272)
Warranty reserve	(34,834)	78,000
Net cash used in operating activities	(13,550,791)	(17,506,811)
Investing Activities:
Purchase of property, plant and equipment	(40,262)	(29,194)
Interest income on restricted cash	—	(49,446)
Patent activity costs	(152,076)	(246,337)
Net cash used in investing activities	(192,338)	(324,977)
Financing Activities:
Payment of debt financing costs	(40,000)	(416,250)
Repayment of debt	(211,648)	(199,256)
Proceeds from promissory note	300,000	—
Proceeds from convertible notes	2,000,000	2,000,000
Changes in restricted cash	—	9,250,000
Proceeds from Committed Equity Line	1,056,147	—
Proceeds from issuance of stock and warrants	10,405,000	4,500,000
Net cash provided by financing activities	13,509,499	15,134,494
Net change in cash and cash equivalents	(233,630)	(2,697,294)
Cash and cash equivalents at beginning of period	326,217	3,316,576
Cash and cash equivalents at end of period	$92,587	$619,282
Supplemental Cash Flow Information:
Cash paid for interest	$267,666	$347,138
Non-Cash Transactions:
Non-cash conversions of preferred stock and convertible notes to equity	$9,236,810	$14,221,926

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
Currently, the Company is producing consumer and military oriented portable solar charger and battery products focusing on powering mobile devices, outdoor and military equipment, as well as electronics for emergency preparedness purposes. Products in these markets are priced based on the overall product value proposition rather than a conventional commodity-style pricing like most solar panels on a per watt basis. The Company continues to develop new consumer products and has adjusted utilization of its equipment to meet near term sales forecasts. Additionally, the Company also produces ultra-lightweight solar modules for specialty applications, such as space and near-space, fixed-wing UAV's and drone integration and other off-grid applications.

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

NOTE 2. BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements have been derived from the accounting records of Ascent Solar Technologies, Inc., Ascent Solar (Asia) Pte. Ltd., and Ascent Solar (Shenzhen) Co., Ltd. (collectively, "the Company") as of September 30, 2016 and December 31, 2015, and the results of operations for the three and nine months ended September 30, 2016 and 2015. Ascent Solar (Shenzhen) Co., Ltd. is wholly owned by Ascent Solar (Asia) Pte. Ltd., which is wholly owned by Ascent Solar Technologies, Inc. All significant inter-company balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.
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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were described in Note 3 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes to our accounting policies as of September 30, 2016.

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

On November 10, 2015, the Company and the Private Investor entered into a committed equity line purchase agreement (the "CEL"). Under the terms and subject to the conditions of the CEL purchase agreement, at its option, the Company has the right to sell to the Private Investor, and the Private Investor is obligated to purchase from the Company, up to $32.2 million of the Company’s common stock, subject to certain limitations, from time to time, over the 36-month period commencing on December 18, 2015, the date that the registration statement was declared effective by the SEC. The remaining availability under the CEL as of September 30, 2016 is $29.1 million.

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

On June 9, 2016, the Company entered into a securities purchase agreement (the “Series H SPA”) with the Private Investor for the sale of up to $2.5 million of the Company’s newly designated Series H 7% Convertible Preferred Stock (the “Series H Preferred Stock”). However, on July 13, 2016, the Company entered into an exchange agreement to cancel the Series H Preferred Stock. See Note 13 for further information.

On July 13, 2016, the Company entered into a securities purchase agreement with the Private Investor for the private placement of up to $2,080,000 of the Company’s 4% Original Issue Discount Senior Secured Convertible Promissory Notes (the "July 2016 Convertible Notes"). See Note 13 for further information.

On September 19, 2016, the Company entered into a securities purchase agreement with one accredited investor for the private placement of $1,350,000 of the Company’s newly designated Series J Convertible Preferred Stock (“Series J Preferred Stock”). See Note 15 for further information.

The Company has continued PV production at its manufacturing facility. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented its new consumer products strategy. During the nine months ended September 30, 2016 the Company used $13.6 million in cash for operations. The Company's primary significant long term cash obligation consists of a note payable of $5.6 million to a financial institution secured by a mortgage on its headquarters and manufacturing building in Thornton, Colorado. Total payments of $0.3 million, including principal and interest, will come due in the remainder of 2016. The Company also owes $0.5 million as of September 30, 2016 related to a litigation settlement reached in April 2014, which is being paid in equal installments over 40 months which began in April 2014.

Additional projected product revenues are not anticipated to result in a positive cash flow position for the year 2016 overall and, as of September 30, 2016, the Company has negative working capital. As such, cash liquidity sufficient for the year ending

December 31, 2016 will require additional financing. Subsequent to September 30, 2016, the Company entered into securities purchase agreements totaling $1.3 million. Refer to Note 20 for additional information.

The Company continues to accelerate sales and marketing efforts related to its consumer and military solar products and specialty PV application strategies through expansion of its sales and distribution channels. The Company has begun activities related to securing additional financing through strategic or financial investors, but there is no assurance the Company will be able to raise additional capital on acceptable terms or at all. If the Company's revenues do not increase rapidly, and/or additional financing is not obtained, the Company will be required to significantly curtail operations to reduce costs and/or sell assets. Such actions would likely have an adverse impact on the Company's future operations. As a result of the Company’s recurring losses from operations, and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT
The following table summarizes property, plant and equipment as of September 30, 2016 and December 31, 2015:

	As of September 30,	As of December 31,
	2016	2015
Building	$5,828,960	$5,828,960
Furniture, fixtures, computer hardware and computer software	480,976	480,976
Manufacturing machinery and equipment	31,241,627	31,265,800
Net depreciable property, plant and equipment	37,551,563	37,575,736
Manufacturing machinery and equipment in progress	34,514	—
Property, plant and equipment	37,586,077	37,575,736
Less: Accumulated depreciation and amortization	(31,561,735)	(28,484,708)
Net property, plant and equipment	$6,024,342	$9,091,028
The Company analyzes its long-lived assets for impairment, both individually and as a group, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
Depreciation expense for the three months ended September 30, 2016 and 2015 was $384,738 and $1,381,521, respectively. Depreciation expense for the nine months ended September 30, 2016 and 2015 was $3,106,948 and $4,212,012, respectively. Depreciation expense is recorded under “Depreciation and amortization expense” in the Condensed Consolidated Statements of Operations.

NOTE 6. INVENTORIES
Inventories consisted of the following at September 30, 2016 and December 31, 2015:

	As of September 30,	As of December 31,
	2016	2015
Raw materials	$927,949	$925,064
Work in process	625,279	671,746
Finished goods	1,905,417	2,675,570
Total	$3,458,645	$4,272,380

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

Further, pursuant to certain negative covenants in the Permanent Loan, the Company may not, among other things, without CHFA’s prior written consent (which by the terms of the deed of trust is subject to a reasonableness requirement): create or incur additional indebtedness (other than obligations created or incurred in the ordinary course of business); merge or consolidate with any other entity; or make loans or advances to the Company’s officers, shareholders, directors or employees. The outstanding balance of the Permanent Loan was $5,579,268 as of September 30, 2016.

As of September 30, 2016, future principal payments on long-term debt are due as follows:

2016	$137,074
2017	344,730
2018	368,183
2019	393,232
2020	419,985
Thereafter	3,916,064
$5,579,268

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
The fair value of these dividend liabilities, which are indexed to the Company's common stock, must be evaluated at each period end. The fair value measurements rely primarily on Company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The fair value determination required forecasting stock price volatility, expected average annual return and conversion date. During the nine months ended September 30, 2016, the fair value of the make-whole liability decreased $0.19 million from the fair value at December 31, 2015 as a result of the conversion described below.
During the nine months ended September 30, 2016, the holders of the Series A Preferred Stock exercised their right to convert 46,849 shares of Series A Preferred Stock into 2,343 shares of common stock. Additionally, the Company paid make-whole dividends in the amount of $0.19 million by issuing 6,940,593 shares of common stock.
At September 30, 2016, there were 165,541 shares of Series A outstanding. At September 30, 2016, the Company was entitled to redeem the outstanding Series A preferred shares for $1.3 million, plus a make-whole amount of $0.7 million, payable in cash or common shares. The fair value of the make-whole dividend liabilities for the Series A preferred shares, which approximates cash value, was $0.7 million as of September 30, 2016.

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

The Investor had available to them a new conversion price beginning on November 4, 2015 as a result of the Series E Preferred Stock transaction further described in Note 11. The Investor could elect to convert a portion of the Notes into shares of common stock using a conversion price equal to 80% of the average of the two lowest volume weighted average prices ("VWAP") of our common stock for the ten consecutive trading day period prior to each specific conversion date (the "Variable Price"). During the nine months ended September 30, 2016, the Investor elected to convert the remaining Notes outstanding balance of $52,520 using the Variable Price, resulting in the issuance of 48,993 shares of common stock. The Company paid interest in the amount of $266 on the Notes, resulting in the issuance of 248 shares of common stock during the nine months ended September 30, 2016.

A net gain on extinguishment of $54,681 was recorded to "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2016 as a result of the final conversion of the Notes.

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

A net loss on extinguishment of $0.89 million was recorded to "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 as a result of the cancellation of the September 2015 Convertible Notes and issuance of the April 2016 Rights. During the three months ended September 30, 2016, the Accredited Investors exercised their April 2016 Rights to receive and the Company has delivered 1,552,865 shares of common stock.

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

On September 21, 2016, the Company filed a Certificate of Amendment (the “Certificate of Amendment”) to the Certificate of Designations of Preferences, Rights and Limitations of Series G Preferred Stock with the Secretary of State of the State of Delaware. The Certificate of Amendment amends the conversion price at which the Series G Preferred Stock can be converted into shares of common stock. Shares of the Series G Preferred Stock (including the amount of any accrued and unpaid dividends thereon) were previously convertible at the option of the Accredited Investors into common stock at a fixed conversion price of $1.00 per share. As amended, the conversion price is equal to the lowest of (i) $0.045, (ii) 70% of the lowest volume weighted average price of our common stock for the ten consecutive trading day period prior to the conversion date or (iii) 70% of the lowest closing bid price of our common stock for the ten consecutive trading day period prior to the conversion date.

As a result of the modification to the conversion price discussed above, pursuant to guidance from 470-50, Subsequent Accounting for Modifications and Exchanges if Extinguishment Accounting is Applied, the original Series G Preferred Stock was extinguished along with the original beneficial conversion for a gain of $1,886,000, which was recorded to "change in fair value of derivatives and gain/(loss) on extinguishment of liabilites, net" in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016. The new Series G Preferred Stock was recorded at fair value of $3,331,239 as of September 21, 2016.

Additionally, pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the new conversion option in the Series G Preferred Stock was deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. On September 21, 2016, the date of the modification, a derivative liability and a corresponding debt discount in the amount of $1,262,950 were recorded. The debt discount will be charged to interest expense ratably over the life of the Series G Preferred Stock.

The derivative liability associated with the Series G Preferred Stock is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At September 30, 2016, the Company conducted a fair value assessment of the embedded derivative associated with the Series G Preferred Stock. As a result of the fair value assessment, the Company recorded a $38,521 gain as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Condensed Consolidated Statements of Operations to properly reflect the fair value of the embedded derivative of $1,301,471 as of September 30, 2016.

The derivative associated with the Series G Preferred Stock approximates management’s estimate of the fair value of the embedded derivative liability at September 30, 2016 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 76%, present value discount rate of 12% and dividend yield of 0%.

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

On July 26, 2016, the Accredited Investors (the “Series G Sellers”) entered into Assignment Agreements (the “Assignment Agreements”), with another accredited investor (the “Series G Purchaser”). Under the terms of the Assignment Agreements, the Series G Sellers will sell all 2,000 outstanding shares of Series G Preferred Stock to the Series G Purchaser in a series of installments occurring during September and October 2016. The purchase price will be $1,000 per share of Series G Preferred Stock (plus the amount of any accrued and unpaid dividends thereon).

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

Shares of the Series E Preferred Stock (including the amount of any accrued and unpaid dividends thereon) are convertible, at the option of the holder, into common stock at a variable conversion price equal to 80% of the average of the two lowest VWAPs of the Company's common stock for the ten consecutive trading day period prior to the conversion date. If certain defined default events occur, the conversion price would thereafter be reduced (and only reduced), to equal 70% of the average of the two lowest VWAPs of the Company's common stock for the twenty consecutive trading day period prior to the conversion date. The Private Investor had available to them a new conversion price beginning on June 9, 2016 as a result of the Series H Preferred Stock transaction further described in Note 13. Shares of the Series E Preferred Stock are now convertible, at the option of the Private Investor, into common stock at a variable conversion price equal to 70% of (i) the lowest VWAP of our common stock for the ten consecutive trading day period prior to the conversion date or (ii) the lowest closing bid price of our common stock for the ten consecutive trading day period prior to the conversion date. During the nine months ended September 30, 2016, the Private Investor exercised its option to convert 2,108 Series E Preferred Shares, representing a value of $2,108,193, resulting in the issuance of 29,676,932 shares of common stock.

Holders of the Series E Preferred Stock will be entitled to dividends in the amount of 7% per annum. During the nine months ended September 30, 2016, the Company paid dividends in the amount of $61,553 on the Series E Preferred Stock, resulting in the issuance of 1,408,384 shares of common stock.

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

The Company classified the Series E Preferred Stock as a liability pursuant to ASC 480 on the closing date due to the structure of the financing agreement, whereby the Company has an unconditional obligation that the Company may settle by issuing a variable number of common shares with a monetary value that is fixed and known at inception. There are 214 shares of Series E Preferred Stock outstanding as of September 30, 2016.

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

The derivative liability associated with the Series E Preferred Stock is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At September 30, 2016, the Company conducted a fair value assessment of the embedded derivative associated with the Series E Preferred Stock. As a result of the fair value assessment, the Company recorded a $265,000 loss as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Condensed Consolidated Statements of Operations to properly reflect the fair value of the embedded derivative of $288,000 as of September 30, 2016.

The derivative associated with the Series E Preferred Stock approximates management’s estimate of the fair value of the embedded derivative liability at September 30, 2016 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 62%, present value discount rate of 12% and dividend yield of 0%.

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

Holders of the Series F Preferred Stock are entitled to dividends in the amount of 7% per annum. During the quarter ended September 30, 2016, the Company paid dividends in the amount of $140,923 on the Series F Preferred Stock, resulting in the issuance of 3,614,791 shares of common stock.

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

The Private Investor had available to them a new conversion price beginning on June 9, 2016 as a result of the Series H Preferred Stock transaction further described in Note 13. Shares of the Series F Preferred Stock are now convertible, at the option of the Private Investor, into common stock at a variable conversion price equal to 70% of (i) the lowest VWAP of our common stock for the ten consecutive trading day period prior to the conversion date or (ii) the lowest closing bid price of our common stock for the ten consecutive trading day period prior to the conversion date. During the nine months ended September 30, 2016 the Private Investor exercised its option to convert 6,664 Series F Preferred Shares, representing a value of $6.66 million, resulting in the issuance of 87,136,309 shares of common stock.

The Company classified the Series F Preferred Stock as a liability pursuant to ASC 480 on the closing date due to the structure of the financing agreement, whereby the Company has an unconditional obligation that the Company may settle by issuing a variable number of common shares with a monetary value that is fixed and known at inception. There are 336 shares of Series F Preferred Stock outstanding as of September 30, 2016.

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

The derivative liability associated with the Series F Preferred Stock is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At September 30, 2016, the Company conducted a fair value assessment of the embedded derivative associated with the Series F Preferred Stock. As a result of the fair value assessment, the Company recorded a $1,315,000 gain as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Condensed Consolidated Statements of Operations to properly reflect the fair value of the embedded derivative of $350,000 as of September 30, 2016.

The derivative associated with the Series F Preferred Stock approximates management’s estimate of the fair value of the embedded derivative liability at September 30, 2016 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 62%, present value discount rate of 12% and dividend yield of 0%.

NOTE 13. SERIES H PREFERRED STOCK AND CONVERTIBLE NOTES

Series H Preferred Stock

On June 9, 2016, the Company entered into a securities purchase agreement with the Private Investor for the sale of up to $2.5 million of the Company’s newly designated Series H 7% Convertible Preferred Stock. On June 9, 2016, the Company sold and issued 250 shares of Series H Preferred Stock to the Private Investor in exchange for $250,000; on June 27, 2016, the Company sold and issued 250 shares of Series H Preferred Stock to the Private Investor in exchange for $250,000; on June 29, 2016, the Company sold and issued 125 shares of Series H Preferred Stock to the Private Investor in exchange for $125,000; on July 1, 2016, the Company sold and issued 55 shares of Series H Preferred Stock to the Private Investor in exchange for $55,000 and on July 7, 2016, the Company sold and issued 150 shares of Series H Preferred Stock to the Private Investor in exchange for $150,000. Holders of the Series H Preferred Stock were entitled to dividends in the amount of 7% per annum.

Shares of the Series H Preferred Stock (including the amount of any accrued and unpaid dividends thereon) were convertible at the option of the holder into common stock at a variable conversion price equal to 70% of (i) the lowest volume weighted average price (“VWAP”) of our common stock for the ten consecutive trading day period prior to the conversion date or (ii) the lowest closing bid price of our common stock for the ten consecutive trading day period prior to the conversion date. If certain “Triggering Events” occur, the conversion price would thereafter be reduced (and only reduced), to equal 60% of the average of the two lowest VWAPs of our common stock for the twenty consecutive trading day period prior to the conversion date. In no event, however, could the conversion price be less than $0.005 per share. The Private Investor did not convert any shares of Series H Preferred Stock into shares of common stock during the nine months ended September 30, 2016.

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

Exchange of Outstanding Series H Preferred Stock

In connection with the offering of the July 2016 Convertible Notes described below, the Company and the Private Investor also entered into an Exchange Agreement dated July 13, 2016 (the “Exchange Agreement”). Under the terms of the Exchange Agreement, the outstanding shares of Series H Preferred Stock (approximately $833,000 of capital and accrued dividends) have been cancelled. In exchange, the Company has issued to the Private Investor approximately $866,000 of July 2016 Convertible Notes. There were 830 shares of Series H Preferred Stock outstanding as of the date of the Exchange Agreement.

A net gain on extinguishment of the Series H Preferred Stock and related embedded derivative of $126,000 was recorded to "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2016.

July 2016 Convertible Notes

On July 13, 2016, the Company entered into a securities purchase agreement (the “Note SPA”) with the Private Investor for the private placement of up to $2,080,000 of the Company’s 4% Original Issue Discount Senior Secured Convertible Promissory Notes (the “July 2016 Convertible Notes”). On July 13, 2016, the Company sold and issued $364,000 principal amount of Notes to Investor in exchange for $350,000 of gross proceeds. The Company sold and issued the remaining $1,716,000 principal amount of July 2016 Convertible Notes to the Private Investor in exchange for $1,650,000 of gross proceeds in weekly tranches between July and September 2016.

Unless earlier converted or prepaid, all of the July 2016 Convertible Notes will mature July 13, 2017 (the “Maturity Date”). The July 2016 Convertible Notes bear interest at a rate of 10% per annum, subject to increase to 24% per annum upon the occurrence and continuance of an event of default. Principal on the July 2016 Convertible Notes is payable on the Maturity Date. Interest on the July 2016 Convertible Notes is payable quarterly. Principal and interest are payable in cash or, if specified equity conditions are met, shares of Common Stock.

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

All principal and accrued interest on the July 2016 Convertible Notes are convertible at any time, in whole or in part, at the option of the Private Investor, into shares of Common Stock at a variable conversion price equal to the lowest of (i) $0.045 (the “Fixed Conversion Price”), (ii) 70% of the lowest volume weighted average price (“VWAP”) of the Company's common stock for the ten consecutive trading day period prior to the conversion date or (iii) 70% of the lowest closing bid price of the Company's common stock for the ten consecutive trading day period prior to the conversion date. If certain defined triggering events occur, the conversion price would thereafter be reduced (and only reduced), to equal 60% of the lower of (i) the lowest closing bid price of the Company's common stock for the thirty consecutive trading day period prior to the conversion date or (ii) the lowest VWAP of the the Company's common stock for the thirty consecutive trading day period prior to the conversion date. In addition, on the 90th day and also on the 180th day from the date of the Note SPA, the Private Investor may reset the Fixed Conversion Price to thereafter be equal to the VWAP of the Common Stock for such day or if such 90th or 180th day is not a trading day, then the VWAP for the immediately preceding trading day. The Private Investor did not convert any July 2016 Convertible Notes into shares of common stock during the nine months ended September 30, 2016.

The July 2016 Convertible Notes are secured by a security interest in substantially all of the Company’s assets. The subsidiaries of the Company have guaranteed the Company’s obligations under the July 2016 Convertible Notes.

Pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion options in the July 2016 Convertible Notes were deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. At closing, a derivative liability and a corresponding debt discount in the amount of $3,155,390 were recorded. The debt discount will be charged to interest expense ratably over the life of the July 2016 Convertible Notes.

The derivative liability associated with the July 2016 Convertible Notes is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At September 30, 2016, the Company conducted a fair value assessment of the embedded derivative associated with the July 2016 Convertible Notes. As a result of the fair value assessment, the Company recorded a $(3,088,237) expense as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Statements of Operations to properly reflect the fair value of the embedded derivative of $6,243,627 as of September 30, 2016.

The derivative associated with the July 2016 Convertible Notes approximates management’s estimate of the fair value of the embedded derivative liability at September 30, 2016 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 73%, present value discount rate of 12%, dividend yield of 0%.

NOTE 14. SERIES I PREFERRED STOCK AND EXCHANGE CONVERTIBLE NOTES

Series I Preferred Stock

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
The holder of the Series I Preferred Stock is entitled to dividends in the amount of 10% per annum. During the quarter ended September 30, 2016, the Company paid dividends in the amount of $349 on the Series I Preferred Stock, resulting in the issuance of 11,647 shares of common stock.

Shares of the Series I Preferred Stock (including the amount of any accrued and unpaid dividends thereon) are convertible at the option of the holder into common stock at a fixed conversion price of $0.03 per share. During the nine months ended September 30, 2016, the holder exercised its option to convert 210 Series I Preferred Shares, representing a value of $209,651, resulting in the issuance of 6,988,353 shares of common stock.

One year after issuance, the Company is required to redeem for cash all or any portion of the outstanding shares of the Series I Preferred Stock at a price per share equal to $1,000 plus any accrued but unpaid dividends thereon. The Series I Preferred Stock is classified outside of permanent equity, in mezzanine equity, on the Company’s Condensed Consolidated Balance Sheets as a result of this redemption feature. As of September 30, 2016, there were 251 shares of Series I Preferred Stock outstanding.

A beneficial conversion feature in the amount of $285,561 was recorded as a debt discount. The debt discount will be recognized as additional expense over the life of the Series I Preferred Stock.

Exchange Convertible Notes

On September 13, 2016, the Series I holder entered into an assignment agreement (the “Assignment Agreement”) with the Private Investor. Pursuant to the Assignment Agreement, the Private Investor has the option to purchase, from time to time, all or any portion of the outstanding shares of Series I Preferred Stock from the Series I holder for cash.

On September 13, 2016, the Company and the Private Investor also entered into an Exchange Agreement dated September 13, 2016 (the “Exchange Agreement”). Under the terms of the Exchange Agreement, the Private Investor has the right, from time to time, to surrender to the Company for cancellation and exchange any shares of Series I Preferred Stock it acquires pursuant to the Assignment Agreement. Any surrendered shares of Series I Preferred Stock would be exchanged for newly issued convertible promissory notes (“Exchange Convertible Notes”). The principal amount of Exchange Convertible Notes to be issued in exchange shall be equal to (i) $1,000 for each share of Series I Preferred Stock surrendered for exchange plus (ii) the amount of any dividends accrued and unpaid on such Series I Preferred Stock surrendered for exchange. On September 14, 2016, the Private Investor purchased 75 shares of Series I Preferred Stock from the Series I Preferred Stock holder and exchanged the Series I Preferred Stock shares for $76,563 of Exchange Convertible Notes, including accrued dividends.

Unless earlier converted or prepaid, the Exchange Convertible Notes will mature one year after issuance. The Exchange Convertible Notes bear interest at a rate of 10% per annum, subject to increase to 24% per annum upon the occurrence and continuance of an event of default (as described below). Principal and interest on the Exchange Convertible Notes is payable on the maturity date or upon any earlier conversion. Principal and interest are payable in cash or, if specified equity conditions are met, shares of Common Stock.

The Exchange Convertible Notes contain standard and customary events of default including but not limited to: (i) failure to make payments when due under the Exchange Convertible Notes; and (ii) bankruptcy or insolvency of the Company. If there is an event of default, a holder of the Exchange Convertible Notes may require the Company to immediately repay the Exchange Convertible Notes in cash, at a price equal to 130% of the principal amount and accrued and unpaid interest.

All principal and accrued interest on the Exchange Convertible Notes are convertible at any time, in whole or in part, at the option of the Private Investor into shares of common stock at a variable conversion price equal to the lowest of (i) the lowest closing bid price of our common stock for the ten consecutive trading day period prior to the conversion date or (ii) 70% of the lowest VWAP of our common stock for the ten consecutive trading day period prior to the conversion date. During the nine months ended September 30, 2016, the Private Investor exercised its option to convert $15,000 of Exchange Convertible Notes, resulting in the issuance of 1,470,588 shares of common stock.

Pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion options in the Exchange Convertible Notes were deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. on September 14, 2016, a derivative liability and a corresponding debt discount in the amount of $32,814 were recorded. The debt discount will be charged to interest expense ratably over the life of the Exchange Convertible Notes.

The derivative liability associated with the Exchange Convertible Notes is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At September 30, 2016, the Company conducted a fair value assessment of the embedded derivative associated with the Exchange Convertible Notes. As a result of the fair value assessment, the Company recorded a $(34,944) gain as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Statements of Operations to properly reflect the fair value of the embedded derivative of $67,758 as of September 30, 2016.

The derivative associated with the Exchange Convertible Notes approximates management’s estimate of the fair value of the embedded derivative liability at September 30, 2016 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 66%, present value discount rate of 12%, dividend yield of 0%.

NOTE 15. SERIES J PREFERRED STOCK

On September 19, 2016, the Company entered into a securities purchase agreement with one accredited investor for the private placement of $1,350,000 of the Company’s newly designated Series J Convertible Preferred Stock (“Series J Preferred Stock”).

At closing, the Company issued a total of 225 shares of Series J Preferred Stock to the investor in exchange for gross proceeds of $225,000. The Company will issue an additional 1,125 shares of Series J Preferred Stock in exchange for gross proceeds of $1,125,000 in five subsequent closings scheduled to occur in October and November 2016. As of September 30, 2016, there were 575 Series J Preferred Stock shares outstanding.

Holders of the Series J Preferred Stock will be entitled to dividends in the amount of 10% per annum. Shares of the Series J Preferred Stock (including the amount of any accrued and unpaid dividends thereon) will be convertible at the option of the holder into common stock at a fixed conversion price of $0.015 per share.

There are no registration rights applicable to the Series J Preferred Stock. Accordingly, any shares of Common Stock issued upon conversion of the Series J Preferred Stock are restricted and can only be sold in compliance with Rule 144 or in accordance with another exemption from registration.

One year after issuance, the Company is required to redeem for cash all or any portion of the outstanding shares of the Series J Preferred Stock at a price per share equal to $1,000 plus any accrued but unpaid dividends thereon. The Series J Preferred Stock is classified outside of permanent equity, in mezzanine equity, on the Company’s Condensed Consolidated Balance Sheets as a result of this redemption feature.

NOTE 16. STOCKHOLDERS’ EQUITY

Common Stock

At September 30, 2016, the Company had 2,000,000,000 shares of common stock, $0.0001 par value, authorized for issuance. Each share of common stock has the right to one vote. As of September 30, 2016, the Company had 147,365,490 shares of common stock outstanding. The Company has not declared or paid any dividends related to the common stock through September 30, 2016.

Preferred Stock

At September 30, 2016, the Company had 25,000,000 shares of preferred stock, $0.0001 par value, authorized for issuance. Preferred stock may be issued in classes or series. Designations, powers, preferences, rights, qualifications, limitations and restrictions are determined by the Company’s Board of Directors. 750,000 shares have been designated as Series A preferred stock, 2,000 shares have been designated for Series B-1 and B-2 preferred stock, 690 shares have been designated as Series C preferred stock, 3,000 shares have been designated as Series D preferred stock, 2,500 shares have been designated as Series D-1 preferred stock, 2,800 shares have been designated as Series E preferred stock, 7,000 shares have been designated as Series F preferred stock, 2,000 shares have been designated as Series G preferred stock, 2,500 shares have been designated as Series H preferred stock, 1,000 shares have been designated as Series I preferred stock, and 1,350 shares have been designated as Series J preferred stock. As of September 30, 2016, the Company had 165,541 shares of Series A preferred stock, 0 shares of Series B-1 and Series B-2 preferred stock, 0 shares of Series C preferred stock, 0 shares of Series D preferred stock, 0 shares of Series D-1 preferred stock, 214 shares of Series E preferred stock, 336 shares of Series F preferred stock, 2,000 shares of Series G preferred stock, 0 shares of Series H preferred stock outstanding, 251 shares of Series I preferred stock outstanding, and 575 shares of Series J preferred stock outstanding. The Company has no declared unpaid dividends related to the preferred stock as of September 30, 2016.

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

The Series A Preferred Stock may be converted into shares of common stock at the option of the Company if the closing price of the common stock exceeds $232, as adjusted, for 20 consecutive trading days, or by the holder at any time. The Company has the right to redeem the Series A Preferred Stock at a price of $8.00 per share, plus any accrued and unpaid dividends, plus the make-whole amount (if applicable). At September 30, 2016, the preferred shares were not eligible for conversion to common shares at the option of the Company. The holder of the preferred shares may convert to common shares at any time, at no cost, at a ratio of 1 preferred share into 1 common share (subject to standard ratable anti-dilution adjustments). Upon any conversion (whether at the option of the Company or the holder), the holder is entitled to receive any accrued but unpaid dividends and also any make-whole amount (if applicable). See Note 8. Make-Whole Dividend Liability.

During the nine months ended September 30, 2016, the holder of the Series A Preferred Shares converted 46,849 preferred shares and the related make-whole dividend into 6,942,936 shares of common stock.

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

The investor had the option to convert the Series D-1 Preferred Stock into shares of Common Stock at a “D-1 Alternate Conversion Price” equal to the lowest of (i) $46.20 per share or (ii) 85% of the lowest VWAPs of the Common Stock on any trading day during the five consecutive trading day period, including the trading day immediately prior to the date of the applicable conversion date. During the quarter ended September 30, 2015, the investor exercised its option to convert 2,500 Preferred Shares, representing a value of $2,500,000, at a D-1 Alternate Conversion Price resulting in the issuance of 115,292 Common Shares.

Holders of the Series D-1 Preferred Stock were entitled to receive dividends in the amount of 7% per annum, subject to increase to 15% per annum upon the occurrence and continuance of certain events of default. Dividends on the Series D-1 Preferred Stock were payable monthly in shares of Common Stock or cash, at the Company’s option. During the quarter ended September 30, 2015, the Company paid dividends in the amount of $6,944 on the Series D-1 Preferred Stock, resulting in the issuance of 195 shares of common stock.

The Company classified the Series D-1 Preferred Stock as a liability pursuant to ASC 480 on the closing date due to the structure of the financing agreement, whereby the Company had an unconditional obligation that the Company may settle by issuing a variable number of common shares with a monetary value that is fixed and known at inception. The Series D-1 Preferred Stock was fully converted into shares of common stock as of September 30, 2015.

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

A net gain of $2.7 million was recorded to "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Condensed Consolidated Statements of Operations for the quarter ended September 30, 2015 upon extinguishment of the D-1 Preferred Stock liability and the related embedded derivative.

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
Series G Preferred Stock
Refer to Note 10 descriptions of Series G Preferred Stock.
Series H Preferred Stock
Refer to Note 13 descriptions of Series H Preferred Stock.
Series I Preferred Stock
Refer to Note 14 descriptions of Series I Preferred Stock.
Series J Preferred Stock
Refer to Note 15 descriptions of Series J Preferred Stock.
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

From time to time, the Company may direct the Private Investor, at its sole discretion and subject to certain conditions, to purchase an amount of shares of common stock up to the lesser of (i) $1,000,000 or (ii) 300% of the average daily trading volume of the Company’s common stock over the preceding ten trading day period. The per share purchase price for shares of common stock to be sold by the Company under the CEL purchase agreement shall be equal to 80% of the average of the two lowest VWAPs of the common stock for the ten consecutive trading day period prior to the purchase date. During the nine months ended September 30, 2016, the Company directed the Private Investor to purchase $1.06 million of common stock which resulted in the issuance of 525,454 shares of common stock. The remaining availability under the CEL as of September 30, 2016 was $29,143,853.

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

NOTE 17. EQUITY PLANS AND SHARE-BASED COMPENSATION
Share-Based Compensation: The Company measures share-based compensation cost at the grant date based on the fair value of the award and recognizes this cost as an expense over the grant recipients’ requisite service periods for all awards made to employees, officers, directors and consultants.
The share-based compensation expense recognized in the Condensed Consolidated Statements of Operations was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Share-based compensation cost included in:
Research and development	$29,502	$63,094	$154,786	$217,300
Selling, general and administrative	121,294	169,317	553,990	472,611
Total share-based compensation cost	$150,796	$232,411	$708,776	$689,911

The following table presents share-based compensation expense by type:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Type of Award:
Stock Options	$58,271	$151,998	$295,229	$438,995
Restricted Stock Units and Awards	92,525	80,413	413,547	250,916
Total share-based compensation cost	$150,796	$232,411	$708,776	$689,911

Stock Options: The Company recognized share-based compensation expense for stock options of $295,000 to officers, directors and employees for the nine months ended September 30, 2016 related to stock option awards ultimately expected to vest. The weighted average estimated fair value of employee stock options granted for the nine months ended September 30, 2016 and

2015 was $1.14 and $14.40 per share, respectively. Fair value was calculated using the Black-Scholes Model with the following assumptions:

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
As of September 30, 2016, total compensation cost related to non-vested stock options not yet recognized was $165,000 which is expected to be recognized over a weighted average period of approximately 1.2 years. As of September 30, 2016, 70,828 shares were vested or expected to vest in the future at a weighted average exercise price of $46.53. As of September 30, 2016, 182,160 shares remained available for future grants under the Option Plan.
Restricted Stock: In addition to the stock options discussed above, the Company recognized share-based compensation expense related to restricted stock grants of $414,000 for the nine months ended September 30, 2016. The weighted average estimated fair value of restricted stock grants for the nine months ended September 30, 2016 and 2015 was $1.97 and $22.20 per share, respectively.

Total unrecognized share-based compensation expense from unvested restricted stock as of September 30, 2016 was $127,000 which is expected to be recognized over a weighted average period of approximately 0.3 years. As of September 30, 2016, 82,245 shares were expected to vest in the future. As of September 30, 2016, 490,048 shares remained available for future grants under the Restricted Stock Plan.

NOTE 18. RELATED PARTY TRANSACTIONS
TFG Radiant owns approximately 0.2% of the Company's outstanding common stock as of September 30, 2016. In February 2012, the Company announced the appointment of Victor Lee as President and Chief Executive Officer. Mr. Lee had served on the Company's Board of Directors since November 2011 and is currently the managing director of Tertius Financial Group Pte Ltd, the joint venture partner with Radiant Group in TFG Radiant. In April 2012, the Company appointed the Chairman of TFG Radiant, Mr. Winston Xu (aka Xu Biao), as a member of its Board of Directors.
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

On August 29, 2016, the Company entered into a note purchase agreement with Tertius Financial Group Pte. Ltd. (“Tertius”), for the private placement of $330,000 of the Company’s original issue discount notes (“Discount Notes”). On August 29, 2016, the Company sold and issued $330,000 principal amount of Discount Notes to Tertius in exchange for $300,000 of gross proceeds. Tertius is an investment firm located in Singapore. Victor Lee, the Company’s president and CEO, is a managing director and 50% owner of Tertius.

The Discount Notes will mature November 29, 2016 (the “Maturity Date”). The Discount Notes bear interest at a rate of 6% per annum. Principal and interest on the Discount Notes are payable on the Maturity Date. The Discount Notes are unsecured and are not convertible into equity shares of the Company.

All related party transactions were approved by our independent board of directors.

NOTE 19. COMMITMENTS AND CONTINGENCIES
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
On April 16, 2014, the parties settled the lawsuit where the Company agreed to pay Jefferies a total of $2.0 million in equal installments over 40 months. The Company has paid $450,000 during the nine months ended September 30, 2016.
The Company records a liability in its financial statements for costs related to claims, including settlements and judgments, where the Company has assessed that a loss is probable and an amount can be reasonably estimated. The Company accrued $1.7 million, the net present value of the $2.0 million settlement, as of December 31, 2013. As of September 30, 2016, $0 was accrued for the long-term portion of this settlement and $479,000 was recorded as Accrued litigation settlement, current portion, in the Condensed Consolidated Balance Sheets.

NOTE 20. SUBSEQUENT EVENTS

Amendment to Series F 7% Convertible Preferred Stock

On October 5, 2016, the Company filed a Certificate of Amendment (the “Certificate of Amendment”) to the Certificate of Designations of Preferences, Rights and Limitations of Series F 7% Convertible Preferred Stock with the Secretary of State of the State of Delaware. The Certificate of Amendment amends the conversion price at which the Series F Preferred Stock can be converted into shares of common stock. Shares of the Series F Preferred Stock (including the amount of any accrued and unpaid dividends thereon) were previously convertible at a price equal to 70% of (i) the lowest VWAP of our common stock for the ten consecutive trading day period prior to the conversion date or (ii) the lowest closing bid price of our common stock for the ten consecutive trading day period prior to the conversion date. As amended, the conversion price is equal to the lowest of (i) 50% of the lowest volume weighted average price of our common stock for the ten consecutive trading day period prior to the conversion date or (ii) 50% of the lowest closing bid price of our common stock for the ten consecutive trading day period prior to the conversion date.

Offering of Convertible Notes

On October 6, 2016, the Company entered into a securities purchase agreement with an investor for the private placement of $330,000 principal amount of the Company’s 6% Original Issue Discount Convertible Redeemable Promissory Notes (“October 2016 Convertible Notes”). On October 6, 2016, the Company sold and issued $330,000 principal amount of October 2016 Convertible Notes to the investor in exchange for $300,000 of gross proceeds.
Unless earlier converted or prepaid, (i) $110,000 principal amount of the October 2016 Convertible Notes will mature on December 5, 2016, (ii) $110,000 principal amount of the October 2016 Convertible Notes will mature on January 3, 2017, and (iii) $110,000 principal amount of the October 2016 Convertible Notes will mature on February 3, 2017. The October 2016 Convertible Notes bear interest at a rate of 6% per annum, subject to increase to 24% per annum upon the occurrence and continuance of an event of default (as described below).

All principal and accrued interest on the October 2016 Convertible Notes are convertible at any time, in whole or in part, at the option of the investor into shares of common stock at a variable conversion price equal to 80% of the lowest closing bid price of our common stock for the fifteen consecutive trading day period prior to the conversion date. After the six month anniversary of the issuance of any October 2016 Convertible Note, the conversion price for such October 2016 Convertible Note shall thereafter be equal to 50% of the lowest closing bid price of our common stock for the fifteen consecutive trading day period prior to the conversion date.

Principal on the October 2016 Convertible Notes is payable on the respective maturity dates. Principal on the October 2016 Convertible Notes is payable in cash. Interest on the October 2016 Convertible Notes is payable from time to time in the form of shares of common stock using the conversion price formula described above.

The October 2016 Convertible Notes contain standard and customary events of default including but not limited to: (i) failure to make payments when due under the Notes; and (ii) bankruptcy or insolvency of the Company.

There are no registration rights applicable to the October 2016 Convertible Notes. Accordingly, any shares of common stock issued upon conversion of the October 2016 Convertible Notes are restricted and can only be sold in compliance with Rule 144 or in accordance with another exemption from registration.

Exchange of Outstanding Series A Preferred Stock for October 2016 Convertible Notes

As described at Note 16, in 2013, the Company completed a private placement to an investor (the “Series A Holder”) of its Series A Convertible Preferred Stock. On October 6, 2016, the Series A Holder entered into an exchange agreement (the “Exchange Agreement”) with the investor described above. Pursuant to the Exchange Agreement, beginning December 5, 2016, the investor has the option to exchange, from time to time, all or any portion of the October 2016 Convertible Notes for outstanding shares of Series A Preferred Stock from the Series A Holder. At the closing date of the Exchange Agreement, the Company had 165,541 shares of Series A Preferred Stock outstanding.

The rate of exchange between the October 2016 Convertible Notes and the Series A Preferred Stock shall be calculated on an as-converted to common stock basis. The parties will first calculate the number of shares of common stock that the principal and accrued but unpaid interest of the October 2016 Convertible Notes to be exchanged are convertible into using the formula set described below (the “As-Converted Common Share Number”). The parties shall next calculate that number of shares of Series A Preferred Stock to be exchanged that (including accrued and unpaid dividends and make whole amounts) upon conversion in accordance with the terms of the Series A Preferred Stock would result in the issuance, as of the effective date of the exchange, of the As-Converted Common Share Number.

The principal and accrued but unpaid interest on the exchanged portion of the October 2016 Convertible Notes shall be calculated into the As-Converted Common Share Number by using the following formula. The As-Converted Common Share Number shall be equal to 80% of the lowest closing bid price of the Company Common Stock for the fifteen trading days immediately preceding the date on which a notice of exchange is delivered. Subsequent to any exchange, the parties shall have the rights to convert the securities received (October 2016 Convertible Notes or Series A Preferred Stock as applicable) upon the exchange in accordance with the terms of such securities.

Series J-1 Preferred Stock Financing

On October 14, 2016, the Company entered into a securities purchase agreement with one accredited investor for the private placement of $1,000,000 of the Company’s newly designated Series J-1 Convertible Preferred Stock (“Series J-1 Preferred Stock”). At closing, the Company issued a total of 100 shares of Series J-1 Preferred Stock to the investor in exchange for gross proceeds of $100,000. The Company will issue an additional 900 shares of Series J-1 Preferred Stock in exchange for gross proceeds of $900,000 in six subsequent closings scheduled to occur from November 2016 through February 2017.

Holders of the Series J-1 Preferred Stock will be entitled to dividends in the amount of 10% per annum. Shares of the Series J-1 Preferred Stock (including the amount of any accrued and unpaid dividends thereon) will be convertible at the option of the holder into common stock at a fixed conversion price of $0.0125 per share.

There are no registration rights applicable to the Series J-1 Preferred Stock. Accordingly, any shares of Common Stock issued upon conversion of the Series J-1 Preferred Stock are restricted and can only be sold in compliance with Rule 144 or in accordance with another exemption from registration.

One year after issuance, the Company is required to redeem for cash all or any portion of the outstanding shares of the Series J-1 Preferred Stock at a price per share equal to $1,000 plus any accrued but unpaid dividends thereon.

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

Overview
We are a company formed to commercialize flexible photovoltaic modules using our proprietary technology. For the nine months ended September 30, 2016, we generated $1,418,000 of revenue. Our revenue from product sales was $1,370,000 and our revenue from government research and development contracts was $48,000.
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

In August 2016, the Company's newest debuted product, the Kickr 7 FL (Feather-light), received "Best of Show" awards from GearJunkie, The Manual, and New Atlas at the 2016 Outdoor Retailer Show. Engineered with the Company's revolutionary CIGS technology and a completely redesigned encapsulation process that leverages upon the Company's aerospace and drone product development, the Kickr 7 FL debuted at the 2016 Outdoor Retailer Tradeshow as the world's lightest consumer solar charger.

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
Currently, we are producing consumer and military oriented products focusing on charging devices powered by or enhanced by our solar modules. Products in these markets are priced based on the overall value proposition rather than a commodity-style price per watt basis. We continue to develop new consumer products and we have adjusted the utilization of our equipment to meet our near term forecast sales. We plan to continue the development of our current PV technology to increase module efficiency, improve our manufacturing tooling and process capabilities and reduce manufacturing costs. We also plan to continue to take advantage of research and development contracts to fund a portion of this development.
Related Party Activity
In February 2012, we announced the appointment of Victor Lee as President and Chief Executive Officer. Mr. Lee had served on our Board of Directors since November 2011 and is currently the managing director of Tertius Financial Group Pte Ltd, the joint venture partner with Radiant Group, in TFG Radiant. In April 2012, we appointed the Chairman of TFG Radiant, Mr. Winston Xu (aka Xu Biao), as a member of our Board of Directors. TFG Radiant owns approximately 0.2% of our outstanding common stock as of September 30, 2016.
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
On August 29, 2016, the Company entered into a note purchase agreement with Tertius Financial Group Pte. Ltd. (“Tertius”), for the private placement of $330,000 of the Company’s original issue discount notes (“Discount Notes”). On August 29, 2016, the Company sold and issued $330,000 principal amount of Discount Notes to Tertius in exchange for $300,000 of gross proceeds. Tertius is an investment firm located in Singapore. Victor Lee, the Company’s president and CEO, is a managing director and 50% owner of Tertius.

The Discount Notes will mature November 29, 2016 (the “Maturity Date”). The Discount Notes bear interest at a rate of 6% per annum. Principal and interest on the Discount Notes are payable on the Maturity Date. The Discount Notes are unsecured and are not convertible into equity shares of the Company.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2016 and 2015
Revenues. Our net revenues were $453,000 for the three months ended September 30, 2016 compared to $1,253,000 for the three months ended September 30, 2015, a decrease of $800,000. Revenues for the three months ended September 30, 2016 include $437,000 of product sales compared to $1,177,000 for the three months ended September 30, 2015, a decrease of $741,000. The decrease in product sales is largely the result of significantly decreased sales during the quarter to one of our large customers. Additionally during the second quarter, the Company entered into an amendment to our agreement with a different large customer. The terms of the amendment have delayed revenue recognition of our products sold to this large customer by ninety days. Revenues earned on our government research and development contracts decreased by $60,000 during the three months ended September 30, 2016 to $16,000.

Cost of revenues. Our Cost of revenues for the three months ended September 30, 2016 was $1,332,000 compared to $2,292,000 for the three months ended September 30, 2015, a decrease of $960,000. The decrease is primarily attributed to a decrease in materials costs as a result of a decrease in units sold as compared to the third quarter in the prior year. Cost of revenues for the third quarter of 2016 is comprised of Materials and Freight of $656,000, Direct Labor of $96,000, and Overhead of $580,000. Management believes our factory is currently significantly under-utilized, and a substantial increase in revenue would result in marginal increases to Direct Labor and Overhead. We are currently offering promotions and discounts in order to penetrate new markets. While these promotions and discounts have proved effective in building our brand and acquiring new customers, our gross margins have been negatively impacted.
Research, development and manufacturing operations. Research, development and manufacturing operations costs were $1,660,000 for the three months ended September 30, 2016 compared to $1,732,000 for the three months ended September 30, 2015, a decrease of $72,000. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. Research, development and manufacturing operations costs also include costs related to technology development and governmental contracts. The following factors contributed to the increase in research, development, and manufacturing operations expenses during the three months ended September 30, 2016:

1.	Personnel related expenses increased $45,000 as compared to the third quarter of 2015. The increase in personnel related costs was primarily due to an increase in wages paid to employees.

2.
Consulting and Contract Services decreased by $75,000 from the comparable quarter in the prior year. The decrease in expense as compared to the third quarter of 2015 was primarily attributed to the Company employing a lower number of contractors during the quarter ended September 30, 2016.

3.
Facility Related Expenses increased $55,000 during the three months ended September 30, 2016. The increase is due to increased overhead allocations to the research and development department based on production results in the third quarter of 2016.

4.	Materials and Equipment Related Expenses decreased $90,000 from the comparable quarter in the prior year. The decrease in expense was a result of lower scrap expense and lower supplies expenses.
Selling, general and administrative. Selling, general and administrative expenses were $2,576,000 for the three months ended September 30, 2016 compared to $2,872,000 for the three months ended September 30, 2015, a decrease of $296,000. The following factors contributed to the decrease in selling, general, and administrative expenses during the three months ended September 30, 2016:

1.
Personnel related costs decreased $272,000 during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The overall decrease in personnel related costs was primarily due a lower headcount for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.

2.
Marketing and related expenses decreased $215,000 during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The decrease in Marketing and related expenses is due to reduced marketing, advertising, and promotional activities through our customers during the third quarter of 2016 as compared to the third quarter of 2015.

3.
Consulting and contract services increased $62,000 during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The increase was a result of increased consulting expenses related to the Company's financing efforts.

4.
Legal expenses increased $15,000 during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The primary reason for the increase is due to legal expenses related to our patents as compared to the quarter ended September 30, 2015.

5.
Public Company Costs increased $62,000 during the quarter ended September 30, 2016 as compared to the three months ended September 30, 2015. The increase is primarily attributed to the costs related to our special meeting of stockholders held in September of 2016.

6.
Bad Debt Expense increased $68,000 during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. During the quarter the Company recorded additional reserves for customers whose accounts were greater than 120 days overdue.

Other Income / Expense, net. Other Income / Expense was a $6,247,000 net expense for the three months ended September 30, 2016 compared to a $921,000 net income for the three months ended September 30, 2015, an increase of $7,168,000. The following factors contributed to the decrease in other income/(expense) during the three months ended September 30, 2016:

1.
Interest Expense decreased $1,791,000 as compared the third quarter of 2015. The decrease is primarily due to non-cash interest expense and amortization of debt discounts related to the Notes, Series D Preferred Stock and Series D-1 Preferred Stock. We did not incur substantial interest expense as a result of these instruments during the quarter ended September 30, 2016 because these instruments are no longer outstanding.

2.
Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net increased $9,097,000 as compared to the second quarter of 2015. The increase in this non-cash expense is the result of changes in the fair value of our embedded derivative instruments during the quarters ended September 30, 2016 and September 30, 2015, and extinguishments of Series E Preferred Stock, Series F Preferred Stock, Series H Preferred Stock and Series G Preferred Stock.

Net Loss. Our Net Loss was $11,786,000 for the three months ended September 30, 2016 compared to a Net Loss of $6,113,000 for the three months ended September 30, 2015, an increase of $5,673,000.
The decrease in Net Loss for the three months ended September 30, 2016 can be summarized in variances in significant account activity as follows:

Decrease (Increase) to Net Loss For the Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015
Revenues	(800,000)
Cost of Revenue	960,000
Research, development and manufacturing operations
Materials and Equipment Related Expenses	90,000
Personnel Related Expenses	(45,000)
Consulting and Contract Services	75,000
Facility Related Expenses	(55,000)
Other Miscellaneous Costs	7,000
Selling, general and administrative expenses
Personnel Related Expenses	272,000
Marketing Related Expenses	215,000
Legal Expenses	(15,000)
Public Company Costs	(62,000)
Bad Debt Expense	(68,000)
Consulting and Contract Services	(62,000)
Other Miscellaneous Costs	14,000
Depreciation and Amortization Expense	969,000
Other Income / (Expense)
Interest Expense	1,791,000
Other Income/Expense	138,000
Non-Cash Change in Fair Value of Derivatives and Gain/Loss on Extinguishment of Liabilities, net	(9,097,000)
Decrease (Increase) to Net Loss	$(5,673,000)

Comparison of the Nine Months Ended September 30, 2016 and 2015
Revenues. Our net revenues were $1,418,000 for the nine months ended September 30, 2016 compared to $4,145,000 for the nine months ended September 30, 2015, a decrease of $2,727,000. Revenues for the nine months ended September 30, 2016 include $1,370,000 of product sales compared to $3,853,000 for the nine months ended September 30, 2015, a decrease of $2,483,000. The decrease in product sales is largely the result of significantly decreased sales during the second and third quarters to one of our large customers. Additionally during the second quarter, the Company entered into an amendment to our agreement with a different large customer. The terms of the amendment have delayed revenue recognition of our products sold to this large customer by ninety days. Revenues earned on our government research and development contracts decreased by $244,000 during the nine months ended September 30, 2016 to $48,000.

Cost of revenues. Our Cost of revenues for the nine months ended September 30, 2016 was $4,769,000 compared to $6,445,000 for the nine months ended September 30, 2015, a decrease of $1,676,000. The decrease is primarily attributed to a decrease in materials costs as a result of a decrease in units sold as compared to the first three quarters of the prior year. Cost of revenues for the nine months ended September 30, 2016 is comprised of Materials and Freight of $2,300,000, Direct Labor of $375,000, and Overhead of $2,094,000. Management believes our factory is currently significantly under-utilized, and a substantial increase in revenue would result in marginal increases to Direct Labor and Overhead. We are currently offering promotions and discounts in order to penetrate new markets. While these promotions and discounts have proved effective in building our brand and acquiring new customers, our gross margins have been negatively impacted.

Research, development and manufacturing operations. Research, development and manufacturing operations costs were $5,132,000 for the nine months ended September 30, 2016 compared to $5,102,000 for the nine months ended September 30, 2015, an increase of $30,000. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. Research, development and manufacturing operations costs also include costs related to technology development and governmental contracts. The following factors contributed to the increase in research, development, and manufacturing operations expenses during the nine months ended September 30, 2016:

1.
Personnel related expenses increased $271,000 as compared to the nine months ended September 30, 2015. The increase in personnel related costs was primarily due to an increase in wages paid to employees and stock compensation expense.

2.
Consulting and Contract Services decreased by $260,000 from the comparable period in the prior year. The decrease in expense as compared to the nine months ended September 30, 2015 was primarily attributed to the Company employing a lower number of contractors during the quarter ended September 30, 2016 and reduced technical consulting expenses.

3.
Facility Related Expenses increased $156,000 during the nine months ended September 30, 2016. The increase is due to increased overhead allocations to the research and development department based on production results during the nine months ended September 30, 2016.

Selling, general and administrative. Selling, general and administrative expenses were $8,520,000 for the nine months ended September 30, 2016 compared to $9,236,000 for the nine months ended September 30, 2015, a decrease of $716,000. The following factors contributed to the decrease in selling, general, and administrative expenses during the nine months ended September 30, 2016:

1.
Personnel related costs decreased $158,000 during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The overall decrease in personnel related costs was primarily due a lower headcount for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

2.
Consulting and contract services decreased $674,000 during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The decrease was a result of decreased administrative/sales consulting expenses and contractor expenses during the period.

3.
Legal expenses increased $249,000 during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The primary reason for the increase is due to legal expenses related to our patents and additional equity transactions as compared to the period ended September 30, 2015.

4.
Public Company Costs decreased $113,000 during the period ended September 30, 2016 as compared to the period ended September 30, 2015. The decrease is primarily attributed to lower stock registration fees as compared to the comparable period in the prior year.

5.
Bad Debt Expense increased $169,000 during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. During the nine months ended September 30, 2016 the Company recorded additional reserves for customers whose accounts were greater than 120 days overdue.

Other Income / Expense, net. Other Income / Expense was a $13,296,000 net expense for the nine months ended September 30, 2016 compared to a $14,356,000 net expense for the nine months ended September 30, 2015, an increase of $1,060,000. The following factors contributed to the increase in other income/(expense) during the nine months ended September 30, 2016:

1.
Interest Expense decreased $13,346,000 as compared the comparable period in 2015. The decrease is primarily due to non-cash interest expense and amortization of debt discounts related to the Notes, Series D Preferred Stock and Series D-1 Preferred Stock incurred in 2015. We did not incur substantial interest expense as a result of these instruments during the nine months ended September 30, 2016 because these instruments are no longer outstanding.

2.
We incurred $909,000 in non-cash interest expense during the nine months ended September 30, 2015 as a result of the liability classified warrants associated with the Series D-1 Preferred Stock. This was a one-time non-recurring expense.

3.
Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net increased $13,331,000 as compared to the first six months of 2015. The increase in this non-cash expense is the result of changes in the fair value of our embedded derivative instruments during the six months ended ended September 30, 2016 and September 30, 2015, and extinguishments of Series E Preferred Stock, Series F Preferred Stock, Series H Preferred Stock and Series G Preferred Stock.

Net Loss. Our Net Loss was $33,479,000 for the nine months ended September 30, 2016 compared to a Net Loss of $35,239,000 for the nine months ended September 30, 2015, a decrease of $1,759,000.
The decrease in Net Loss for the nine months ended September 30, 2016 can be summarized in variances in significant account activity as follows:

Decrease (Increase) to Net Loss For the Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015
Revenues	(2,727,000)
Cost of Revenue	1,676,000
Research, development and manufacturing operations
Materials and Equipment Related Expenses	105,000
Personnel Related Expenses	(271,000)
Consulting and Contract Services	260,000
Facility Related Expenses	(156,000)
Other Miscellaneous Costs	34,000
Selling, general and administrative expenses
Personnel Related Expenses	158,000
Marketing Related Expenses	142,000
Legal Expenses	(249,000)
Public Company Costs	113,000
Bad Debt Expense	(169,000)
Consulting and Contract Services	674,000
Other Miscellaneous Costs	46,000
Depreciation and Amortization Expense	1,064,000
Other Income / (Expense)
Interest Expense	13,346,000
Other Income/Expense	135,000
Deemed (non-cash) Interest Expense on Warrant Liability	909,000
Non-Cash Change in Fair Value of Derivatives and Gain/Loss on Extinguishment of Liabilities, net	(13,331,000)
Decrease (Increase) to Net Loss	$1,759,000

Liquidity and Capital Resources
As of September 30, 2016, we had approximately $0.1 million in cash and cash equivalents

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

On November 10, 2015, we entered into a committed equity line purchase agreement (the "CEL") with the Private Investor. Under the terms and subject to the conditions of the CEL purchase agreement, at our option we have the right to sell to the Private Investor, and the Private Investor is obligated to purchase from us, up to $32.2 million of the our common stock, subject to certain limitations, from time to time, over the 36-month period commencing on December 18, 2015, the date that the registration statement was declared effective by the SEC. The remaining availability under the CEL as of September 30, 2016 is $29.1 million.

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

On June 9, 2016, we entered into a securities purchase agreement (the “Series H SPA”) with the Private Investor for the sale of up to $2.5 million of the our newly designated Series H 7% Convertible Preferred Stock (the “Series H Preferred Stock”). However, subsequent to September 30, 2016, we entered into an exchange agreement to cancel the Series H Preferred Stock. However, on July 13, 2016, we entered into an exchange agreement to cancel the Series H Preferred Stock.

On July 13, 2016, we entered into a securities purchase agreement with the Private Investor for the private placement of up to $2,080,000 of our 4% Original Issue Discount Senior Secured Convertible Promissory Notes (the "July 2016 Convertible Notes").

On September 19, 2016, we entered into a securities purchase agreement with one accredited investor for the private placement of $1,350,000 of our newly designated Series J Convertible Preferred Stock (“Series J Preferred Stock”).

We have continued PV production at our manufacturing facility. We do not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until we have fully implemented our consumer products strategy. During the nine months ended September 30, 2016, we used $13.6 million in cash for operations. Our primary significant long term cash obligation consists of a note payable of $5.6 million to a financial institution secured by a mortgage on our headquarters and manufacturing building in Thornton, Colorado. Total payments of $0.3 million, including principal and interest, will come due in the remainder of 2016. We owe $0.5 million as of September 30, 2016 related to a litigation settlement reached in April 2014, which is being paid in equal installments over 40 months, which began in April 2014.

Additional projected product revenues are not anticipated to result in a positive cash flow position for the year 2016 overall and as of September 30, 2016 we have negative working capital. As such, cash liquidity sufficient for the year ending December 31, 2016 will require additional financing. Subsequent to September 30, 2016, we entered into securities purchase agreements totaling $1.3 million of additional funding.

We have continued to accelerate sales and marketing efforts related to its consumer and military solar products and specialty PV application strategies through expansion of its sales and distribution channels. We have begun activities related to securing additional financing through strategic or financial investors, but there is no assurance we will be able to raise additional capital on acceptable terms or at all. If our revenues do not increase rapidly, and/or additional financing is not obtained, we will be required to significantly curtail operations to reduce costs and/or sell assets. Such actions would likely have an adverse impact on our future operations. As a result of the Company’s recurring losses from operations, and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern.
Statements of Cash Flows Comparison of the Nine Months Ended September 30, 2016 and 2015
For the nine months ended September 30, 2016, our cash used in operations was $13.6 million compared to $17.5 million for the nine months ended September 30, 2015, a decrease of $4.0 million. The decrease is primarily due to relatively consistent inventory levels as of September 30, 2016 as compared to December 31, 2015. During the nine months ended September 30, 2015, we increased inventory levels as compared to December 31, 2014 which significantly increased our cash used in operations during the nine months ended September 30, 2015. For the nine months ended September 30, 2016, our cash used in investing activities was $0.2 million as compared to $0.3 million at September 30, 2015. During the nine months ended September 30, 2016, negative operating cash flows of $13.6 million were funded through $10.4 million of funding received from issuances of preferred stock, $1.1 million of funding received from the CEL, $2.0 million of funding received from the July 2016 Convertible Notes, and the use of cash and cash equivalents held at December 31, 2015.
Contractual Obligations
The following table presents our contractual obligations as of September 30, 2016. Our long-term debt obligation is related to our building loan reflecting both principal and interest. Our purchase obligations include orders for equipment, inventory and operating expenses.

		Payments Due by Year (in thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$8,534	$1,367	$2,081	$1,387	$3,699
Operating lease obligations	39	39	—	—	—
Purchase obligations	1,999	1,999	—	—	—
Total	$10,572	$3,405	$2,081	$1,387	$3,699
Off Balance Sheet Transactions
As of September 30, 2016, we did not have any off balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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
Interest Rate Risk
Our exposure to market risks for changes in interest rates relates primarily to our cash equivalents. As of September 30, 2016, our cash equivalents consisted only of federally insured operating and savings accounts held with financial institutions. From time to time we hold money market funds, investments in U.S. government securities and high quality corporate securities. The primary objective of our investment activities is to preserve principal and provide liquidity on demand, while at the same time maximizing the income we receive from our investments without significantly increasing risk. The direct risk to us associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a change in interest rates will have a significant impact on our financial position, results of operations or cash flows.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (SEC) rules and forms. Our management, including our Chief Executive Officer and interim Principal Financial Officer, conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of September 30, 2016. Based on this evaluation, our Chief Executive Officer and interim Principal Financial Officer concluded that as of September 30, 2016, our disclosure controls and procedures were effective.
Changes in Internal Control over Disclosure and Reporting
There was no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On April 16, 2014, the parties settled the lawsuit where the Company agreed to pay Jefferies a total of $2.0 million in equal installments over 40 months. The Company has paid $450,000 during the nine months ended September 30, 2016.
The Company records a liability in its financial statements for costs related to claims, including settlements and judgments, where the Company has assessed that a loss is probable and an amount can be reasonably estimated. The Company accrued $1.7 million, the net present value of the $2.0 million settlement, as of December 31, 2013. As of September 30, 2016, $0 was accrued for the long-term portion of this settlement and $479,000 was recorded as Accrued litigation settlement, current portion, in the Balance Sheets.

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

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits
A list of exhibits is found on page 40 of this report.

ASCENT SOLAR TECHNOLOGIES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of November, 2016.

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

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company dated September 15, 2016 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed September 16, 2016).

3.3
Certificate of Designations of Preferences, Rights and Limitations of Series J Preferred Stock (incorporated by reference to Exhibit 2 to Exhibit 10.1 to our Current Report on Form 8-K filed September 23, 2016).

3.4	Certificate of Amendment to Series G Certificate of Designations (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed September 23, 2016).
3.5	Certificate of Amendment to Series F Certificate of Designations (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed October 11, 2016).
3.6
Certificate of Designations of Preferences, Rights and Limitations of Series J-1 Preferred Stock (incorporated by reference to Exhibit 2 to Exhibit 10.1 to our Current Report on Form 8-K filed October 20, 2016).

10.1	Secured Note Securities Purchase Agreement dated July 13, 2016 (incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q filed August 15, 2016).
10.2	Form of Secured Note dated July 13, 2016 (incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q filed August 15, 2016).
10.3	Security Agreement dated July 13, 2016 (incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q filed August 15, 2016).
10.4	Exchange Agreement dated July 13, 2016 (incorporated by reference to Exhibit 10.12 to our Quarterly Report on Form 10-Q filed August 15, 2016).
10.5	Registration Rights Agreement dated July 13, 2016 (incorporated by reference to Exhibit 10.13 to our Quarterly Report on Form 10-Q filed August 15, 2016).
10.6	Series I Securities Purchase Agreement dated July 26, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 28, 2016).
10.7	Note Purchase Agreement dated August 29, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 1, 2016).
10.8	Note dated August 29, 2016 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed September 1, 2016).
10.9	Form of 10% Convertible Note (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed September 14, 2016).
10.10	Exchange Agreement dated September 13, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 14, 2016).
10.11	Series J Securities Purchase Agreement dated September 19, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 23, 2016).
10.12	Securities Purchase Agreement for Notes dated October 5, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 11, 2016).
10.13	Note due December 5, 2016 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed October 11, 2016).
10.14	Note due January 3, 2017 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed October 11, 2016).
10.15	Note due February 3, 2017 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed October 11, 2016).
10.16	Exchange Agreement dated October 5, 2016 (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed October 11, 2016).
10.17	Series J-1 Securities Purchase Agreement dated October 14, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 20, 2016).
31.1*	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.