Form 10-K
period 2016-12-31
Ascent Solar Technologies, Inc.
filed 2017-04-17
CIK 1350102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
 ______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2016, the last business day of the registrant’s most recently completed third fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $3.3 million based upon the last reported sale price of the registrant’s common stock on that date as reported by OTCQB Venture Market, operated by OTC Markets Group Inc.
As of March 31, 2017, there were 2,561,968,275 shares of our common stock issued and outstanding.

ASCENT SOLAR TECHNOLOGIES, INC.
Form 10-K Annual Report
for the Fiscal Year ended December 31, 2016

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

•	The accuracy of our estimates and projections;

•	Our ability to secure additional financing to fund our short-term and long-term financial needs;

•	Our ability to maintain the listing of our common stock on the OTCQB Venture Market;

•	The commencement, or outcome, of legal proceedings against us, or by us, including ongoing ligation proceedings;

•	Changes in our business plan or corporate strategies;

•	The extent to which we are able to manage the growth of our operations effectively, both domestically and abroad, whether directly owned or indirectly through licenses;

•	The supply, availability and price of equipment, components and raw materials, including the elements needed to produce our photovoltaic modules;

•	Our ability to expand and protect the intellectual property portfolio that relates to our consumer electronics, photovoltaic modules and processes;

•	Our ability to implement remediation measures to address material weaknesses in internal control;

•	General economic and business conditions, and in particular, conditions specific to consumer electronics and the solar power industry; and

•	Other risks and uncertainties discussed in greater detail in the section captioned "Risk Factors."
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
References to “we,” “us,” “our,” “Ascent,” “Ascent Solar” or the “Company” in this Annual Report mean Ascent Solar Technologies, Inc.

4

PART I
Item 1. Business
Business Overview
Ascent Solar was formed in October 2005 as a development stage company to commercialize flexible photovoltaic (“PV”) modules using our proprietary thin film technology. The technology was initially developed at ITN Energy Systems, Inc. (“ITN”) beginning in 1994 and subsequently assigned and licensed to us. Our proprietary manufacturing process deposits multiple layers of materials, including a thin film of highly efficient copper-indium-gallium-diselenide (“CIGS”) semiconductor material, on a flexible, lightweight, high tech plastic substrate using a roll-to-roll manufacturing process and then laser patterns the layers to create interconnected PV cells, or PV modules, in a process known as monolithic integration. We believe that our technology and manufacturing process, which results in a much lighter, flexible yet durable module package, provides us with unique market opportunities relative to both the crystalline silicon (“c-Si”) based PV manufacturers that currently lead the PV market, as well as other thin film PV manufacturers that use substrate materials such as glass, stainless steel or other metals that can be heavier and more rigid than plastics.
We believe that the use of CIGS on a flexible, durable, lightweight, high tech plastic substrate will allow for unique and seamless integration of our PV modules into a variety of electronic products, defense, transportation and aerospace applications, as well as other products and applications that may emerge. For markets that place a high premium on weight, such as consumer electronics, defense, space, near space, and aeronautic markets, we believe our materials provide attractive increases in power-to-weight ratio, and that our materials have higher power-to-area ratios and voltage-to-area ratios than competing flexible PV thin film technologies. These metrics will be critical as we position ourselves to compete in challenging high value markets such as aerospace where Ascent Solar products can be integrated into satellites, near earth orbiting vehicles, and fixed-wing unmanned aerial vehicles (UAV).
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
In February 2017 Ascent announced the discontinuation of our EnerPlex consumer business by disposing of the EnerPlex brand and related intellectual properties and trademarks associated with EnerPlex to our battery product supplier, Sun Pleasure Co. Limited (“SPCL”) in an effort to better allocate its resources and to continue to focus on its core strength in the high-value specialty PV market. Following the transfer, Ascent will no longer produce or sell Enerplex-branded consumer products. Ascent will focus on its photovoltaic business and will supply solar PV products to SPCL, supporting the continuous growth of EnerPlex™ with Ascent’s proprietary and award-winning thin-film solar technologies and products.
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
On February 2, 2012, we announced the appointment of Victor Lee as President and Chief Executive Officer. Mr. Lee has served on our Board since November 2011. Mr. Lee is the Managing Director of Tertius Financial Group Pte Ltd, which is currently the largest shareholder of Ascent Solar holding approximately 13% of the total outstanding shares as of March 31, 2017.
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

Markets and Marketing Strategy
In 2012, we modified our strategic focus away from large scale utility projects and rooftop applications to consumer products and high-value specialty solar markets. This new strategy enables us to fully leverage the unique advantages of our technology including flexibility, durability and attractive power to weight and power to area performance. It furthermore enables us to offer unique, differentiated solutions in large markets with less competition, and more attractive pricing. In the second half of 2012, we launched our EnerPlex line of personal power, portable solar solutions and accessories. This represented a significant paradigm shift for us and moved us into the realm of supplying complete consumer product solutions as opposed to strictly commercial solar modules. We also remain focused on specialty solar applications which can fully leverage the unique properties of our award winning CIGS technology. These include aerospace, defense, emergency management and consumer/OEM applications.

In February 2017 Ascent announced the discontinuation of our EnerPlex consumer business by disposing of the EnerPlex brand and related intellectual properties and trademarks associated with EnerPlex to our battery product supplier, Sun Pleasure Co. Limited (“SPCL”) in an effort to better allocate its resources and to continue to focus on its core strength in the high-value specialty PV market. Following the transfer, Ascent will no longer produce or sell Enerplex-branded consumer products. Ascent will focus on its photovoltaic business and will supply solar PV products to SPCL, supporting the continuous growth of EnerPlex™ with Ascent’s proprietary and award-winning thin-film solar technologies and products.
Ascent’s strategic marketing efforts in 2017 will be focused on commercializing our proprietary solar technology in four high-value PV verticals:

I.	Public Sector: Defense and Emergency Management

II.	Aerospace: Space and Fixed Wing UAV

III.	Commercial Off-grid

IV.	Consumer and OEM

Each of these strategic verticals include customer segments that place a high value on lightweight, high performance and durable portable power solutions. The value proposition of Ascent’s proprietary solar technology not only aligns with the needs of customers in these verticals, but also overcomes many of the obstacles other solar technologies face in these unique markets. Ascent has the capability to design and develop finished products for end users in these areas as well as collaborate with strategic partners to design and develop custom integrated solutions for products like fixed-wing UAVs. Ascent sees significant overlap of the needs of end users across some of these verticals and can achieve economies of scale in sourcing, development, and production in commercializing products for these customers.

The integration of Ascent's solar modules into space, near space, and aeronautic vehicles with ultra-lightweight and flexible solar modules is an important market opportunity for the Company. Customers in this market have historically required a high level of durability, high voltage and conversion efficiency from solar module suppliers, and we believe our products are well suited to compete in this premium market. In May 2014, together with our partners, Silent Falcon UAS Technologies (SFUAS) and Bye Aerospace, we announced the successful first flight of a production version of the Silent Falcon™ Unmanned Aircraft Systems (UAS) powered by Ascent’s ultra-lightweight, flexible PV modules. In July 2014, our ultra-lightweight, flexible PV modules were selected by Vanguard Space Technologies (Vanguard) for their NASA Small Business Innovative Research (SBIR) program. The NASA program is intended to develop an economical, lightweight alternative to existing and emerging high-cost solar arrays for high-power space applications. We expect opportunities in this segment to develop rapidly due to customers' extensive development, testing and evaluation processes.

In March 2016, the Company announced a major breakthrough of our high-voltage superlight modules, achieving a power-to-weight ratio of 1,700 watts per kilogram at AM0 environment. In December 2016, Ascent was selected by the Japan Aerospace Exploration Agency (JAXA) as part of their next round of evaluations for providing solar technology for an upcoming mission to Jupiter, as well as to address additional missions. This decision followed an earlier round of investigation with promising results, during which the Company's flexible, monolithically integrated copper-indium-gallium-selenide (CIGS) solar module was subjected to environmental extremes, and continued to operate well. During the first phase of JAXA's evaluation, Ascent's PV was successfully tested below -146°C (-231°F) and up to +190°C (+374 °F), and to only 4% of the sunlight generally received in earth's orbit. In addition, JAXA has also subjected Ascent's PV to radiation and mechanical testing.

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
Research and Development and Intellectual Property
We intend to continue to invest in research and development in order to provide near term improvements to our manufacturing process and products, as well as to identify next generation technologies relevant to both our existing and potential new markets. During 2016 and 2015 we incurred approximately $6.6 million and $6.7 million respectively, in research and development costs, which include research and development incurred in relation to our government contracts, as well as manufacturing costs incurred while developing our product lines and manufacturing process.
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

15.	US Patent No. 8,716,591 entitled “Array of Monolithically Integrated Thin Film PhotoVoltaic Cells and Associated Methods” (issued May 6, 2014)

16.	ECD No. 001429773-0001 entitled “Mobile Handheld Electronic Device Case” (issued February 6, 2015)

17.	ECD No. 001429773-0002 entitled “Mobile Handheld Electronic Device Case” (issued February 6, 2015)

18.	ECD No. 001429773-0003 entitled “Mobile Handheld Electronic Device Case” (issued February 6, 2015)

19.	ECD No. 001429773-0004 entitled “Mobile Handheld Electronic Device Case” (issued February 6, 2015)

20.	ECD No. 001429773-0005 entitled “Mobile Handheld Electronic Device Case” (issued February 6, 2015)

21.	ECD No. 001429773-0006entitled “Mobile Handheld Electronic Device Case” (issued February 6, 2015)

22.	ECD No. 001429773-0007 entitled “Mobile Handheld Electronic Device Case” (issued February 6, 2015)

23.	ECD No. 002732123-0001 entitled “Portable Battery Charging Device” (issued July 7, 2015)

24.	ECD No. 002732123-0002 entitled “Portable Battery Charging Device” (issued July 7, 2015)

25.	ECD No. 002732123-0003 entitled “Portable Battery Charging Device” (issued July 7, 2015)

26.	ECD No. 002735159-0001 entitled “Portable Energy Storage And Distribution Device” (issued July 10, 2015)

27.	ECD No. 002735159-0002 entitled “Portable Energy Storage And Distribution Device” (issued July 10, 2015)

28.	ECD No. 002735159-0003 entitled “Portable Energy Storage And Distribution Device” (issued July 10, 2015)

29.	ECD No. 002735159-0004 entitled “Portable Energy Storage And Distribution Device” (issued July 10, 2015)

30.	US Patent 9,147,783 entitled “Apparatus and Method for Hybrid Photovoltaic Device Having Multiple, Stacked, Heterogeneous, Semiconductor Junctions” (issued September 29, 2015)

31.	CN Patent ZL201390000979.1 entitled “System For Housing And Powering A Battery-Operated Device And Associated Methods” (issued October 7, 2015)

32.	KR Patent 10-1561453 entitled “Apparatus and Method for Hybrid Photovoltaic Device Having Multiple, Stacked, Heterogeneous, Semiconductor Junctions” (issued October 13, 2015)

33.	US Patent No. 9,209,322 entitled “Multilayer Thin-Film Back Contact System For Flexible Photovoltaic Devices On Polymer Substrates” (issued December 8, 2015)

34.	US Patent No. 9,219,179 entitled “Multilayer Thin-Film Back Contact System For Flexible Photovoltaic Devices On Polymer Substrates” (issued December 22, 2015)

35.	CN Patent No. ZL 201530237203.8 entitled “Photovoltaic-Based Fully Integrated Portable Power System” (issued February 10, 2016)

36.	TW Patent No. I526630 entitled “Subtractive Hinge and Associated Methods” (March 21, 2016)

37.	US Patent No. 9,349,905 entitled “Hybrid Multi-Junction Photovoltaic Cells And Associated Methods” (May 24, 2016)

38.	TW Patent No. I536592 entitled “Photovoltaic Assembly and Associated Methods” (June 1, 2016)

39.	KR Patent No. 30-0860220 entitled “Photovoltaic-Based Fully Integrated Portable Equipment For Control of Electric Power” (June 16, 2016)

40.	CN Patent No. ZL 201180067131.6 entitled “Apparatus and Method for Hybrid Photovoltaic Device Having Multiple, Stacked, Heterogeneous, Semiconductor Junctions” (August 10, 2016)

41.	CN Patent No. ZL201380012566.X entitled “Subtractive Hinge And Associated Methods” (August 24, 2016)

Published Patent Applications

1.	"Flexible Photovoltaic Array with Integrated Wiring and Control Circuitry, and Associated Methods" (US 12/901,963) (filed October 11, 2010) (co-owned with PermaCity Corporation)

2.	“Cd-Free, Oxide Buffer Layers for Thin Film CIGS Solar Cells By Chemical Solution Deposition Methods” (US 13/227,935) (filed September 8, 2011)

3.	“Systems and Processes for Bifacial Collection and Tandem Junctions Using a Thin film Photovoltaic Device” (US 13/406,376) (filed February 27, 2012)

4.	“Multilayer Thin Film Back Contact System for Flexible Photovoltaic Devices on Polymer Substrates” (US 13/572,387) (filed August 10, 2012)

5.	“Multilayer Thin Film Back Contact System for Flexible Photovoltaic Devices on Polymer Substrates” (PCT/US2012/050398) (filed August 10, 2012)

6.	“Multilayer Thin Film Back Contact System for Flexible Photovoltaic Devices on Polymer Substrates” (CN 201280047345.1) (filed August 10, 2012)

7.	“Apparatus and Method for Hybrid Photovoltaic Device Having Multiple, Stacked, Heterogeneous, Semiconductor Junctions” (EP 11804861.0) (filed December 13, 2011)

8.	“Apparatus and Method for Hybrid Photovoltaic Device Having Multiple, Stacked, Heterogeneous, Semiconductor Junctions” (CN 201180067131.6) (filed December 13, 2011)

9.	“Subtractive Hinge and Associated Methods (US 13/783,336) (filed March 3, 2013)

10.	“Subtractive Hinge and Associated Methods (PCT/US 2013/28,929) (filed March 4, 2013)

11.	“Subtractive Hinge and Associated Methods (CN 201380012566.X) (filed March 4, 2013)

12.	“Subtractive Hinge and Associated Methods (EP 13758462.9) (filed March 4, 2013)

13.	“System For Housing And Powering A Battery-Operated Device And Associated Methods” (US 13/802,713) (filed March 14, 2013)

14.	“System For Housing And Powering A Battery-Operated Device And Associated Methods” (US 13/802,719) (filed March 14, 2013)

15.	“System For Housing And Powering A Battery-Operated Device And Associated Methods” (PCT/US2013/34988) (filed April 2, 2013)

16.	“Photovoltaic Assembly and Associated Methods” ( US 14/038096) (filed September 26, 2013)

17.	“Photovoltaic Assembly and Associated Methods” (PCT/US2013/62355) (filed September 27, 2013)

18.	“Photovoltaic Assembly and Associated Methods” (CN 201380060351.5) (filed September 27, 2013)

19.	“Photovoltaic Assembly and Associated Methods” (EP 13840976.8) (filed September 27, 2013)

20.	“Flexible High-Voltage Adaptable Current Photovoltaic Modules and Associated Methods” (US 14/041,886) (filed September 30, 2013)

21.	“Hybrid Multi-Junction Photovoltaic Cells And Associated Methods” (US 14/100,960) (filed December 9, 2013)

22.	“System For Housing And Powering A Battery-Operated Device And Associated Methods” (PCT/US2013/74936) (filed December 13, 2013)

23.	“Systems And Methods For Thermally Managing High-Temperature Processes On Temperature Sensitive Substrates” (US 14/150,376) (filed January 8, 2014)

24.	“Systems And Methods For Thermally Managing High-Temperature Processes On Temperature Sensitive Substrates” (PCT/US2014/10867) (filed January 8, 2014)

25.	“Systems And Methods For Thermally Managing High-Temperature Processes On Temperature Sensitive Substrates” (CN 201480004408.4) (filed January 8, 2014)

26.	“Systems And Methods For Thermally Managing High-Temperature Processes On Temperature Sensitive Substrates” (EP 14738271.7) (filed January 8, 2014)

27.	“Multilayer Thin-Film Back Contact System For Flexible Photovoltaic Devices On Polymer Substrates” (PCT/US15/20184) (filed March 12, 2015)

28.	“Array Of Monolithically Integrated Thin Film Photovoltaic Cells And Associated Methods” (14/252,485) (filed April 14, 2014)

29.	“Subtractive Hinge And Associated Methods” (EP 13758462.9) (filed March 4, 2013)

30.	“Photovoltaic Assembly and Associated Methods” (EP 13840976.8) (filed September 27, 2013)

31.	“Systems And Methods For Thermally Managing High-Temperature Processes On Temperature Sensitive Substrates” (CN 201480004408.4) (filed January 9, 2014)

32.	“Systems And Methods For Thermally Managing High-Temperature Processes On Temperature Sensitive Substrates” (EP 14738271.7 ) (filed January 9, 2014)

33.	“Multilayer Thin-Film Back Contact System For Flexible Photovoltaic Devices On Polymer Substrates” (US 14/932,933) (filed November 4, 2015)

34.	“Photovoltaic-Based Fully Integrated Portable Power Systems” (PCT/US16/12047) (filed January 4, 2016)

35.	“Photovoltaic-Based Fully Integrated Portable Power System” (US 14/987,214) (filed January 4, 2016)

36.	“Systems and Processes for Bifacial Collection and Tandem Junctions Using a Thin-Film Photovoltaic Device” (US 15/099,835) (filed April 15, 2016)

37.	“Photovoltaic-Based Fully Integrated Portable Power Management And Networking System” (PCT/US16/25647) (filed April 1, 2016)

38.	“Photovoltaic-Based Fully Integrated Portable Power Management And Networking System” (US 15/089,028) (filed April 1, 2016)

39.	“Photovoltaic Device and Method of Manufacturing Same” (CN 201610416638.2) (filed December 13, 2011)

40.	“Multilayer Thin-Film Back Contact System For Flexible Photovoltaic Devices On Polymer Substrates” (US 15/258,169) (filed September 7, 2016)
In addition, Ascent Solar has fifteen (15) unpublished pending patent applications in related areas, three (3) of which were filed in 2016.
Ascent Solar has trademark applications and registrations in the United States and worldwide for slogans and product family names such as Milpak, Corpak, Life is Limitless and Transforming Everyday Life.
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
Employees
As of December 31, 2016, we had 86 full time employees.
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
We have a limited operating history and have generated limited revenue from operations. Currently we are producing products in quantities necessary to meet current demand. Under our current business plan, we expect losses to continue until annual revenues and gross margins reach a high enough level to cover operating expenses. We are utilizing contract manufacturers in Asia for components and for final assembly of finished goods. Our ability to achieve our business, commercialization and expansion objectives will depend on a number of factors, including whether:

•	We can generate customer acceptance of and demand for our products;

•	We successfully ramp up commercial production on the equipment installed;

•	Our products are successfully and timely certified for use in our target markets;

•	We successfully operate production tools to achieve the efficiencies, throughput and yield necessary to reach our cost targets;

•	The products we design are saleable at a price sufficient to generate profits;

•	We raise sufficient capital to enable us to reach a level of sales sufficient to achieve profitability on terms favorable to us;

•	We are able to successfully design, manufacture, market, distribute and sell our products;

•	We effectively manage the planned ramp up of our operations;

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
We incurred a net loss of $38.9 million for the year ended December 31, 2016 and reported an accumulated deficit of $383.9 million as of December 31, 2016. We expect to incur net losses in the near term. Our ability to achieve profitability depends on a number of factors, including market acceptance of our specialty PV products at competitive prices. If we are unable to raise additional capital and generate sufficient revenue to achieve profitability and positive cash flows, we may be unable to satisfy our commitments and may have to discontinue operations.
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

Since inception, we have incurred significant losses. We expect to continue to incur net losses in the near term. For the year ended December 31, 2016, our cash used in operations was $16.9 million. At December 31, 2016, we had cash and equivalents of $131,000.

Although we have commenced production at our manufacturing facility, we do not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until we have fully implemented our new strategy of focusing on high value PV products. Additional projected product revenues are not anticipated to result in a positive cash flow position for the year 2017 overall. The Company will need to raise additional capital in order to continue our current level of operations throughout 2017.

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
Our target markets include portable power, defense, transportation, space and near space markets. Although certain areas of these markets have started to develop, some of them are in their infancy. We believe these markets have significant long term potential; however, some or all of these markets may not develop and emerge as we expect. If the markets do develop as expected, there may be other products that could provide a superior product or a comparable product at lower prices than our products. If these markets do not develop as we expect, or if competitors are better able to capitalize on these markets our revenues and product margins may be negatively affected.
Failure to consummate strategic relationships with key partners in our various target market segments, such as defense and portable power, transportation, space and near space, and the respective implementations of the right strategic partnerships to enter these various specified markets, could adversely affect our projected sales, growth and revenues.
We intend to sell thin-film PV modules for use in portable power systems, defense and portable power systems, transportation, space and near space solar panel applications. Our marketing and distribution strategy is to form strategic relationships with distributors, value added resellers and e-commerce to provide a foothold in these target markets. If we are unable to successfully establish working relationships with such market participants or if, due to cost, technical or other factors, our products prove unsuitable for use in such applications; our projected revenues and operating results could be adversely affected.
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

The interests of Tertius Financial Group and our CEO Victor Lee may conflict with our interests or your interests now or in the future.

As of March 31, 2017, Tertius Financial Group Pte Ltd (“Tertius”) was our largest stockholder, owning approximately 13% of our outstanding common stock. Our CEO Victor Lee is a 50% owner and managing director of Tertius. Tertius is an investment firm based in Singapore. Mr. Lee devotes substantially all of his business time to his positions with the Company and does not devote a material amount of his business time to Tertius.

Tertius may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Tertius also may pursue opportunities (including by acquisition) that may be adverse to, or be in direct or indirect competition with us. Additionally, our potential customers may be competitors of Tertius and our interests in selling to those customers could be divergent from Tertius’s competitive interests. So long as Tertius continues to own a significant amount of the outstanding shares of our common stock and Mr. Lee is President and Chief Executive Officer, Tertius may be able to strongly influence or effectively control our decisions,
Currency translation risk may negatively affect our net sales, cost of equipment, cost of sales, gross margin or profitability and could result in exchange losses.
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

We have identified material weaknesses in our internal control over financial reporting. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements, which could adversely affect our stock price and could negatively impact our results of operations.

As of December 31, 2016, we concluded that there were material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. See Item 9A in Part II of this Annual Report on Form 10-K for details.

While we are committed to remediating the control deficiencies that gave rise to the material weaknesses, there can be no assurances that our remediation efforts will be successful or that we will be able to prevent future control deficiencies (including material weaknesses) from happening that could cause us to incur unforeseen costs, negatively impact our results of operations, cause our consolidated financial results to contain material misstatements, cause the market price of our common stock to decline, damage our reputation or have other potential material adverse consequences.

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
Our common stock is currently traded on the OTCQB Venture Market. The trading price of our common stock from time to time has fluctuated widely and may be subject to similar volatility in the future. For example, during the calendar year ended December 31, 2016, our common stock traded (as adjusted to reflect a 1-for-10 reverse stock split of our common stock that occurred on August 26, 2014 and a 1-for-20 reverse stock split that occurred on May 26, 2016 (the “Reverse Stock Splits”)) as low as below $0.01 and as high as $56.40. The trading price of our common stock in the future may be affected by a number of factors, including events described in these “Risk Factors.” In recent years, broad stock market indices, in general, and smaller capitalization and PV companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have a negative effect on the market price of our common stock regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources, and could have a material adverse effect on our financial condition.
Our stockholders may experience significant dilution as a result of shares of our common stock issued pursuant to our currently outstanding securities and existing agreements, and pursuant to new securities that we may issue in the future.

We are likely to issue substantial amounts of additional common stock in connection with most of our outstanding convertible preferred stock and convertible notes. We may also issue additional common stock or securities convertible into or exchangeable or exercisable for common stock, in connection with future capital raising transactions.

Most of our outstanding convertible preferred stock and convertible notes contain variable pricing mechanisms. The number of shares that we will issue pursuant to the aforementioned financial instruments will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares into the market may cause the trading price of our common stock to fall.

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

Our common stock has been delisted from the NASDAQ Capital Market.   Our inability to maintain our listing on NASDAQ may limit the liquidity of our stock, increase its volatility and hinder our ability to raise capital.

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

Investment Banking Settlement

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

On April 16, 2014, the parties settled the lawsuit where the Company agreed to pay Jefferies a total of $2.0 million in equal installments over 40 months. The Company has paid $1,650,000 through December 31, 2016.

The Company records a liability in its financial statements for costs related to claims, including settlements and judgments, where the Company has assessed that a loss is probable and an amount can be reasonably estimated. The Company accrued $1.7 million, the net present value of the $2.0 million settlement, as of December 31, 2013. As of December 31, 2016, $339,000 was recorded as a Current Liability in the Consolidated Balance Sheets.

Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our stock previously traded on the NASDAQ Capital Market. On February 23, 2016 the Company received notice from NASDAQ stating that NASDAQ had determined to delist the Company's common stock. Beginning February 25, 2016 the Company's common stock has traded on OTCQB Venture Market, operated by OTC Markets Group Inc. Our trading symbol is “ASTI.” The following table sets forth the high and low sales price information per share for our common stock for the last two completed fiscal years, as adjusted for the Reverse Stock Split.

Price Range of Common Stock

	High	Low
Fiscal 2015
First Quarter	$41.60	$11.20
Second Quarter	$24.40	$10.40
Third Quarter	$12.80	$2.00
Fourth Quarter	$5.20	$2.20
Fiscal 2016
First Quarter	$56.40	$21.00
Second Quarter	$1.26	$0.41
Third Quarter	$0.07	$0.01
Fourth Quarter (1)	$0.02	$—
(1) During the Fourth Quarter of Fiscal 2016 the Company's lowest stock price traded below $0.01.
Holders
As of December 31, 2016, the number of record holders of our common stock was 31. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends
The holders of common stock are entitled to receive such dividends as may be declared by our Board of Directors. During the years ended December 31, 2016 and 2015, we did not pay any common stock dividends, and we do not expect to declare or pay any dividends in the foreseeable future. Payment of future dividends will be within the discretion of our Board of Directors and will depend on, among other factors, our retained earnings, capital requirements, and operating and financial condition.
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
Overview
We are a company formed to commercialize flexible PV modules using our proprietary technology. For the year ended December 31, 2016, we generated $1.7 million of revenue. Our revenue from product sales accounted for 97.3% of total revenue while revenue generated from government research and development contracts accounted for 2.7% of total revenue. As of December 31, 2016, we had an accumulated deficit of $383.9 million.
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

In February 2017 Ascent announced the discontinuation of our EnerPlex consumer business by disposing of the EnerPlex brand and related intellectual properties and trademarks associated with EnerPlex to our battery product supplier, Sun Pleasure Co. Limited (“SPCL”) in an effort to better allocate its resources and to continue to focus on its core strength in the high-value specialty PV market. Following the transfer, Ascent will no longer produce or sell Enerplex-branded consumer products. Ascent will focus on its photovoltaic business and will supply solar PV products to SPCL, supporting the continuous growth of EnerPlex™ with Ascent’s proprietary and award-winning thin-film solar technologies and products.
We continue to design and manufacture PV integrated consumer electronics, as well as portable power applications for commercial and military users. Due to the durability enabled by the monolithic integration employed in our technology, the capability to customize modules into different form factors and the industry leading light weight and flexibility provided by our modules, we believe the potential applications for our products are numerous. We also remain focused on specialty solar applications which can fully leverage the unique properties of our award winning CIGS technology. These include aerospace, defense, emergency management and consumer/OEM applications.
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
Related Party Activity
On February 2, 2012, we announced the appointment of Victor Lee as President and Chief Executive Officer. Mr. Lee has served on our Board since November 2011 and is currently the managing director of Tertius Financial Group Pte Ltd, the joint venture partner with Radiant Group, in TFG Radiant. In April 2012, we appointed the Chairmen of TFG Radiant, Mr. Winston Xu (aka Xu Biao, as a member of our Board of Directors. TFG Radiant owned less than 1.0% of our outstanding common stock as of December 31, 2016.

On August 29, 2016, the Company entered into a note purchase agreement with Tertius Financial Group Pte. Ltd. (“Tertius" or "TFG”) for the private placement of $330,000 of the Company’s original issue discount notes (“Notes”). On August 29, 2016, the Company sold and issued $330,000 principal amount of Notes to Tertius in exchange for $300,000 of gross proceeds.
On December 6, 2016, the Company issued a new $600,000 original issue discount note to Tertius in exchange for (i) $200,000 of gross proceeds and (ii) cancellation of the existing outstanding $330,000 note. The outstanding balance of the note is $602,000 (including accrued and unpaid interest) with a discount of $60,000 as of December 31, 2016.

On January 19, 2017, the Company issued 333,333,333 shares of unregistered common stock in a private placement to Tertius Financial Group ("TFG") pursuant to a Securities Purchase Agreement (the “SPA”).

Pursuant to the SPA, the Company issued the 333,333,333 shares to TFG in exchange for cancellation of its $600,000 promissory note (including accrued interest of approximately $4,340) that was issued by the Company on December 6, 2016. The SPA does not provide any registration rights for the shares issued to TFG.

The new ownership by TFG represents approximately 24% of the outstanding shares of common stock of the Company on a post transaction basis. There are no registration rights.
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

•	Our ability to maintain the listing of our common stock on the OTCQB Venture Market;

•	Our ability to implement remediation measures to address material weaknesses in internal control;

•	Our ability to achieve projected operational performance and cost metrics;

•	Our ability to enter into commercially viable licensing, joint venture, or other commercial arrangements; and

•	Availability of raw materials.
Basis of Presentation: The accompanying consolidated financial statements have been derived from the accounting records of Ascent Solar Technologies, Inc., Ascent Solar (Asia) Pte. Ltd., and Ascent Solar (Shenzhen) Co., Ltd. (collectively, "the Company") as of December 31, 2016 and December 31, 2015, and the results of operations for the years ended December 31, 2016 and 2015. Ascent Solar (Shenzhen) Co., Ltd. is wholly owned by Ascent Solar (Asia) Pte. Ltd., which is wholly owned by Ascent Solar Technologies, Inc. All significant inter-company balances and transactions have been eliminated in the accompanying consolidated financial statements.

Significant Accounting Policies
Related Party Transactions: The Company's largest shareholder is Tertius Financial Group Pte Ltd of which Mr. Victor Lee, President and Chief Executive Officer of the Company, is Managing Director and 50% shareholder. TFG is also a joint venture partner with Radiant Group, in TFG Radiant. In April 2012, we appointed the Chairmen of TFG Radiant, Mr. Winston Xu (aka Xu Biao), as a member of our Board of Directors. Accounting for transactions under these agreements is consistent with those defined in our Significant Accounting Policies. Refer to Notes 9, 20, and 23 for further information.
Revenue Recognition:
Product revenue - We generated product revenues of $1,700,000 for the year ended December 31, 2016. Product revenue is generated from commercial sales of flexible PV modules and PV integrated consumer electronics. Products are sold through our own website and through the use of online retailers and distributors. Revenue is recognized as products are shipped or delivered and title has transferred to the customer. In certain instances, we have agreed to refund a portion of the purchase price to customers if we decrease our standard retail price. We estimate the effect of this price protection and record the difference as a reduction of revenue at the time of sale. We also, in certain instances, have provided customers with a right of return provision. In these instances, we defer the recognition of revenues until the provision period has expired. Estimated costs of returns and allowances, other than those specifically pertaining to a right of return provision, and discounts are accrued as a reduction to sales when revenue is recognized.
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
Convertible Preferred Stock: The Company evaluates its preferred stock instruments under FASB ASC 480, "Distinguishing Liabilities from Equity" to determine the classification, and thereby the accounting treatment, of the instruments. Refer to Notes 10, 12, 13, 14, 15, 16, 17, 18, 19, and 20 for further discussion on the classification of each instrument.
Derivatives: The Company evaluates its financial instruments under FASB ASC 815, "Derivatives and Hedging" to determine whether the instruments contain an embedded derivative. When an embedded derivative is present, the instrument is evaluated for a fair value adjustment upon issuance and at the end of every period. Any adjustments to fair value are treated as gains and losses in fair values of derivatives and are recorded on the Statement of Operations. Refer to Notes 10, 11, 12, 13, 14, 15, 16, 17, 18, 19, and 20 for further discussion on the embedded derivatives of each instrument.
Inventories: All inventories are stated at the lower of cost or market, with cost determined using the weighted average method. Inventory balances are frequently evaluated to ensure that they do not exceed net realizable value. The computation for net realizable value takes into account many factors, including expected demand, product lifecycle and development plans, module efficiency, quality issues, obsolescence and others. Management's judgment is required to determine reserves for obsolete or excess inventory. If actual demand and market conditions are less favorable than those estimated by management, additional inventory write downs may be required. The majority of our inventory is raw materials which have a long life cycle; obsolescence is not a significant factor in their valuation. During the years ended December 31, 2016 and December 31, 2015, the Company recognized no lower of cost or market adjustments.

Impairment of Long-lived assets: We analyze our long-lived assets (property, plant and equipment) and definitive-lived intangible assets (patents) for impairment, both individually and as a group, whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Events that might cause impairment would include significant current period operating or cash flow losses associated with the use of a long-lived asset or group of assets combined with a history of such losses, significant changes in the manner of use of assets and significant negative industry or economic trends. An undiscounted cash flow analysis is calculated to determine if an impairment exists. If an impairment is determined to exist, any related loss is calculated using the difference between the fair value and the carrying value of the assets. During the years ended December 31, 2016 and 2015, we incurred impairments of our manufacturing facilities and equipment in the amounts of $0 and $13,000, respectively, based on estimates prepared by management.
Research, Development and Manufacturing Operations Costs: Research, development and manufacturing operations expenses were $6.6 million and $6.7 million for the years ended December 31, 2016 and 2015, respectively.  Research, development and manufacturing operations expenses include: 1) technology development costs, which include expenses incurred in researching new technology, improving existing technology and performing federal government research and development contracts, 2) product development costs, which include expenses incurred in developing new products and lowering product design costs, and 3) pre-production and production costs, which include engineering efforts to improve production processes, material yields and equipment utilization, and manufacturing efforts to produce saleable product. Research, development and manufacturing operations costs are expensed as incurred, with the exception of costs related to inventoried raw materials, work-in-process and finished goods, which are expensed as Cost of revenue as products are sold.
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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and to provide certain disclosures if it concludes that substantial doubt exists. ASU 2014-15 is effective for all entities for the annual period ending after December 15, 2016, and for annual and interim periods thereafter, with early adoption permitted. The Company has adopted ASU 2014-15.

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
Results of Operations
Comparison of the Years Ended December 31, 2016 and 2015
Revenues.  Our revenues were $1,747,000 for the year ended December 31, 2016 compared to $6,537,000 for the year ended December 31, 2015, a decrease of $4,790,000. This decrease is primarily due to:

1.
The Company’s exit from brick and mortar retail customers due to a number of factors, including the high cost of doing business especially with those who were overly battery centric, which is no longer in line with the Company's overall strategy;

2.	Continuous price erosion witnessed in the portable battery market resulting from a huge influx of low cost products from Asia;

3.	Large charged-back & revenue contras from prior commitments resulting from discontinuation of EnerPlex™ sales channels;

4.	The bankruptcy filed by one of our large retail customers;

5.	An overall negative retail environment (especially for brick and mortar retailers) during 2016;

6.	Changes in commercial terms from our largest EnerPlex customer that caused revenue recognition to be delayed to later quarters; and

7.
Capital constraints and cost-cutting measures implemented by the Company, necessitated by the more difficult capital raising conditions following its delisting from the Nasdaq Capital Market in February 2016.

Revenues for the years ended December 31, 2016 and December 31, 2015 included product sales of $1,700,000 and $6,205,000, respectively. Revenues earned on our government research and development contracts decreased by $284,000 for the year ended December 31, 2016 due to completion of certain government contracts.

Cost of revenues.  Our Cost of revenues for the year ended December 31, 2016 was $5,844,000 compared to $9,563,000 for the year ended December 31, 2015. The decrease in cost of revenues is mainly due to the decrease in production for the year ended December 31, 2016 compared to 2015. Management believes our factory is currently significantly under-utilized, and a substantial increase in revenue would result in marginal increases to Direct Labor and Overhead included in the Cost of revenues. As such management’s focus going forward is to improve gross margin through increased sales and improved utilization of our factory. Long term we anticipate substantial improvements in gross margins for product sales.
Research, development and manufacturing operations costs.   Research, development and manufacturing operations costs were $6,627,000 for the year ended December 31, 2016 compared to $6,712,000 for the year ended December 31, 2015, a decrease of $85,000. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. Research, development and manufacturing operations costs also include costs related to technology development and governmental contracts. The following factors contributed to the decrease in research, development, and manufacturing operations expenses during the year ended December 31, 2016:

1.
Materials and Equipment Related expenses decreased $134,000 for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The decrease is primarily due to the decrease in production and product sales for the year ended December 31, 2016.

2.
Personnel related expenses increased $233,000 as compared to 2015. The overall increase in personnel related costs was primarily due to the conversion of contractors from the consulting and contract services category to the personnel related expenses category for the year ended December 31, 2016.

3.
Consulting and Contract Services decreased by $321,000 from the prior year. The decrease in expense as compared to the prior year was primarily attributed to a combination of hiring some of the contractors, which moved the expense to personnel and attrition from the decrease in production for the year ended December 31, 2016.

4.
Facility Related Expenses increased $173,000 during the twelve months ended December 31, 2016. The increase is due to the fact that a lower percentage of some overhead costs are included in the Cost of Revenue line item for the year ended December 31, 2016 because of reduced production.

5.
Other miscellaneous administrative expenses decreased $36,000 during the twelve months ended December 31, 2016 contributing to the overall decrease of research, development and manufacturing operations costs.

Selling, general and administrative.    Selling, general and administrative expenses were $10,305,000 for the year ended December 31, 2016 compared to $12,363,000 for the year ended December 31, 2015, a decrease of $2,058,000. The following factors contributed to the decrease in selling, general, and administrative expenses during 2016:

1.
Personnel related costs decreased $449,000 during the twelve months ended December 31, 2016. The overall decrease in personnel related costs was primarily due to a reduction in headcount on the corporate level and reduced subsidiary costs of $568,000, offset by an increase in non-cash stock compensation expense of $103,000.

2.
Marketing and related expenses decreased $1,291,000 as compared to the prior year. This decrease was primarily due to the reduction in certain customer promotions of $945,000, a reduction of retail kiosk operations of $80,000, a reduction in trade show costs of $151,000 and a reduction in sponsorships of $171,000, offset by an increase in promotions for new customers of $131,000.

3.	Legal expenses increased by $237,000 from the prior year. The increase in legal expenses is primarily due to a patent infringement case that occurred and was settled in 2016.

4.
Consulting and contract services decreased $575,000 during the twelve months ended December 31, 2016 due to decreased staffing costs associated with our retail kiosks along with decreases in design and customer relations consultants in Asia, offset by increases in investor consulting and fees.

Depreciation expense. Depreciation expense for the years ended December 31, 2016 and 2015 was $3,600,000 and $5,633,000, respectively. The large decrease of $2,033,000 was the mainly the result of a majority of the Company's property, plant and equipment being fully depreciated during the year ended December 31, 2016.
Impairment loss. Impairment losses incurred as a result of write downs of Property, Plant and Equipment were $0 and $13,000 for years ended December 31, 2016 and 2015, respectively. The impairment loss incurred during 2015 was the result of certain manufacturing equipment no longer being utilized for its intended purpose.

Other Income/(Expense), net.     Other Income/(Expense) was $14,222,000 net expense for the year ended December 31, 2016 compared to $18,051,000 net expense for the year ended December 31, 2015, a decrease of $3,829,000. The following factors contributed to the increase in other income/(expense), net during 2016:

1.
Interest Expense decreased $18,646,000 as compared to 2015. The decrease is due to non-cash interest expense and amortization of debt discounts related to the Company's termination of certain convertible notes, offset by the non-cash interest and amortization of debt discounts of new preferred stock and convertible notes, The non-cash portion of interest expense for the year ended December 31, 2016 was $7,304,000.

2.
Deemed (non-cash) Interest Expense on Warrant Liability decreased $909,000 during the year ended December 31, 2016 due to zero warrants being issued in connection with our financing transactions during 2016 as compared to 2015. See the accompanying footnotes for details on financing transactions.

3.
Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net fluctuated $15,869,000 as compared to the year ended December 31, 2015, resulting in a net loss as of December 31, 2016. The fluctuation in this non-cash item primarily relates to our extinguishments and conversions of certain preferred stock and convertible liabilities. See the accompanying footnotes for details on financing transactions.

Net Loss.    Our Net Loss was $38,851,000 for the year ended December 31, 2016, compared to a Net Loss of $45,798,000 for the year ended December 31, 2015, a decrease in Net Loss of $6,947,000. The decrease in Net Loss for the year ended December 31, 2016 can be summarized in variances in significant account activity as follows:

(Increase) decrease in Net Loss For the Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
Revenues	$(4,790,000)
Cost of Revenue	3,719,000
Research, development and manufacturing operations
Materials and Equipment Related Expenses	134,000
Personnel Related Expenses	(233,000)
Consulting and Contract Services	321,000
Facility Related Expenses	(173,000)
Other Miscellaneous Costs	36,000
Selling, general and administrative expenses
Personnel Related Expenses	449,000
Marketing Related Expenses	1,291,000
Legal Expenses	(237,000)
Public Company Costs	172,000
Consulting and Contract Services	575,000
Other Miscellaneous Costs	(192,000)
Depreciation and Amortization Expense	2,033,000
Impairment loss	13,000
Other Income/Expense
Interest Expense	18,646,000
Other Income/Expense	143,000
Deemed (non-cash) Interest Expense on Warrant Liability	909,000
Non-Cash Change in Fair Value of Derivative Liabilities and Gain/Loss on Extinguishment of Liabilities, net	(15,869,000)
Decrease to Net Loss	$6,947,000

Liquidity and Capital Resources
During the years ended December 31, 2016 and 2015, the Company entered into multiple financing agreements to fund operations. Further discussion of these transactions can be found in Notes 9, 10, 11, 12, 13, 14, 15, 16, 17, 18 and 19.
We have continued PV production at our manufacturing facility. We do not expect sales revenue and cash flows will be sufficient to support operations and cash requirements until we have fully implemented our new consumer products strategy. Changes in the level of expected operating losses, the timing of planned capital expenditures or other factors may negatively impact cash flows and reduce current cash and investments faster than anticipated. During 2016 we used $16.9 million in cash for operations, or an average of $4.2 million per quarter. During the fourth quarter of 2016 we used $3.3 million in cash for operations. Our primary significant long term obligation consists of a note payable of $5.5 million to a financial institution secured by a mortgage on our headquarters and manufacturing building in Thornton, Colorado. Total payments of $0.5 million, including principal and interest, will come due in 2017. Additionally, we owe $0.3 million as of December 31, 2016 related to a litigation settlement reached in April 2014, which is being paid in equal installments over 40 month which began April 2014.
Additional projected product revenues are not anticipated to result in a positive cash flow position for the year 2017 overall. As such, cash liquidity sufficient for the year ending December 31, 2017 will require additional financing. Subsequent to the year ended December 31, 2016 the Company completed certain other financing transactions. See Note 27. Subsequent Events, for further information on these transactions.
The Company continues to accelerate sales and marketing efforts related to its PV strategy by focusing on the Company's propriety technology. The Company has begun activities related to securing additional financing through strategic or financial investors, but there is no assurance the Company will be able to raise additional capital on acceptable terms or at all. If the Company's revenues do not increase rapidly, and/or additional financing is not obtained, the Company will be required to significantly curtail operations to reduce costs and/or sell assets. Such actions would likely have an adverse impact on the Company's future operations. As a result of the Company’s recurring losses from operations, and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern. See Note 4 for further discussion.
Statements of Cash Flows Comparison of the Years Ended December 31, 2016 and 2015
For the year ended December 31, 2016, our cash used in operations was $16.9 million compared to $22.1 million for the year ended December 31, 2015, a decrease of $5.2 million. The decrease is primarily the result of reduced expenses from operations during the current year. For the years ended December 31, 2016 and 2015, our cash used in investing activities was unchanged at $0.2 million each period. During the year ended December 31, 2016, negative operating cash flows of $16.9 million were funded through $1.9 million in promissory notes, $1.1 million received from the Committed Equity Line, and $14.2 million from the issuance of stock and warrants.
Contractual Obligations
The following table presents our contractual obligations as of December 31, 2016. Our long-term debt obligation is related to our building loan and includes both principal and interest. Our Litigation Settlement, as further described in Note 24 under Investment Banking Settlement, includes both principal and interest. Our purchase obligations include orders for equipment, inventory and operating expenses.

		Payments Due by Year (in thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$8,221	$520	$2,081	$1,387	$4,233
Litigation Settlement	$350	350
Operating lease obligations	14	14	—	—	—
Purchase obligations	684	684	—	—	—
Total	$9,269	$1,568	$2,081	$1,387	$4,233
Off Balance Sheet Transactions
As of December 31, 2016, we did not have any off balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
Historically, we have purchased manufacturing equipment internationally, which exposes us to foreign currency risk.
From time to time we enter into foreign currency fair value hedges utilizing forward contracts designed to match scheduled contractual payments to equipment suppliers. Our objective is to fix the dollar amount of our foreign currency denominated manufacturing equipment purchases at the time of order. Although our hedging activity is designed to fix the dollar amount to be expended, the asset purchased is recorded at the spot foreign currency rate in effect as of the date of the payment to the supplier. The difference between the spot rate and the forward rate has been reported as gain or loss on forward contract. We cannot accurately predict future exchange rates or the overall impact of future exchange rate fluctuations on our business, results of operations and financial condition. All forward contracts entered into by us have been settled on the contract settlement dates, the last of which was settled in December 2009. We held no forward contracts during the years ended December 31, 2016 and 2015.
We hold no significant funds and have no future obligations denominated in foreign currencies as of December 31, 2016.
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

Interest Rate Risk
Our exposure to market risks for changes in interest rates relates primarily to our cash equivalents and investment portfolio. As of December 31, 2016, our cash equivalents consisted only of operating, restricted, and savings accounts held with financial institutions. From time to time, we hold money market funds, investments in U.S. government securities and high quality corporate securities. The primary objective of our investment activities is to preserve principal and provide liquidity on demand, while at the same time maximizing the income we receive from our investments without significantly increasing risk. The direct risk to us associated with fluctuating interest rates is limited to our investment portfolio, and we do not believe a change in interest rates will have a significant impact on our financial position, results of operations or cash flows.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Our management conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of December 31, 2016. Based on this evaluation, our management concluded the design and operation of our disclosure controls and procedures were not effective as of December 31, 2016.

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

Under the supervision of the Audit Committee of the Board of Directors and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, our management concluded our internal control over financial reporting was not effective as of December 31, 2016. Our management reviewed the results of its assessment with the Audit Committee.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on our assessment and the criteria used, management concluded that our internal control over financial reporting as of December 31, 2016 was not effective due to the material weaknesses described as follows:

•
The Company was understaffed and did not have sufficiently trained resources with the technical expertise to research and account for the Company's complex capitalization and multiple complex capital raising and equity transactions. This deficiency arose primarily from staff turnover including the Company’s failure to more quickly replace its Director of Financial Planning and Reporting, who left the Company for a new position in November, 2016.

As a consequence, the Company did not have effective process level control activities over the following:

•
Accounting for the Company's convertible debt and preferred stock transactions was lacking for the preparation of the December 31, 2016 financial statements.  Many of the special accounting issues specific to debt and equity financing have become increasingly complex and time-consuming, and require extensive expertise to ensure that the accounting and reporting are accurate and in accordance with applicable standards. Given the numerous complex convertible equity financing transactions engaged in by the Company during 2016, the relevant accounting standards require the calculation, monitoring, recalculation and “marking to market” of a wide variety of derivative securities instruments that are deemed to arise from such financing transactions. These complex derivatives calculations are used in order to calculate the intrinsic value of the financial instruments and affect the short term embedded derivative liabilities line item on the Company’s balance sheet and in the change in fair value of derivatives and gain/loss on extinguishment of liabilities line item on the Company’s consolidated statement of operations. As the calculations in question relate to non-cash transactions, there was no impact on the Company's cash, current assets, revenues, operating results, or cash flows.

The control deficiencies described above created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. The control deficiencies described above resulted in material misstatements in the preliminary consolidated financial statements that were corrected prior to the issuance of the consolidated financial statements as of and for the fiscal year ended December 31, 2016.

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

The Company has executed the following steps in 2017 to remediate the aforementioned material weaknesses in its internal control over financial reporting:

•
In March 2017, the Company hired a Director of Financial Planning and Reporting with the technical expertise to research and account for the Company's complex capital raising and financial transactions. In addition, the Company will be evaluating its personnel needs and other resources to ensure appropriate staffing and enhance its research and technical accounting knowledge base.

•
The Company will design and implement additional procedures in order to assure that the Director, Financial Planning and Reporting and other audit/accounting personnel are more involved with the Company’s financing activities to monitor and earlier identify accounting issues that may be raised by the Company’s ongoing financing activities.

Changes in Internal Control Over Financial Reporting

Except for the identification of the material weaknesses noted above, there were no other changes in internal control over financial reporting during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Incorporated by reference from the definitive proxy statement for our 2017 annual meeting of stockholders, which will be filed no later than 120 days after the close of our fiscal year ended December 31, 2016.
Item 11. Executive Compensation
Incorporated by reference from the definitive proxy statement for our 2017 annual meeting of stockholders, which will be filed no later than 120 days after the close of our fiscal year ended December 31, 2016.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated by reference from the definitive proxy statement for our 2017 annual meeting of stockholders, which will be filed no later than 120 days after the close of our fiscal year ended December 31, 2016.
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information as of December 31, 2016 relating to all of our equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	67,014	$41.98	685,323

(1)	This column does not include 164,119 restricted stock awards or units.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Incorporated by reference from the definitive proxy statement for our 2017 annual meeting of stockholders, which will be filed no later than 120 days after the close of our fiscal year ended December 31, 2016.
Item 14. Principal Accounting Fees and Services
Incorporated by reference from the definitive proxy statement for our 2017 annual meeting of stockholders, which will be filed no later than 120 days after the close of our fiscal year ended December 31, 2016.
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

Item 16. Form 10-K Summary
None.

ASCENT SOLAR TECHNOLOGIES, INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of April, 2017.

ASCENT SOLAR TECHNOLOGIES, INC.

By:	/S/ VICTOR LEE
Lee Kong Hian (aka Victor Lee) President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacities	Date

/S/ VICTOR LEE	President & Chief Executive Officer and a Director (principal executive officer, and principal financial officer and accounting officer)	April 17, 2017
Lee Kong Hian (aka Victor Lee)

/S/ AMIT KUMAR	Chairman of the Board of Directors	April 17, 2017
Amit Kumar, Ph.D.

Director
Xu Biao (aka Winston Xu)

/S/ TOMAS MARSH	Director	April 17, 2017
G. Thomas Marsh

/S/ KIM J. HUNTLEY	Director	April 17, 2017
Kim J. Huntley

Ascent Solar Technologies, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Ascent Solar Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Ascent Solar Technologies, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ascent Solar Technologies, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations and requires additional financing to fund operations through December 31, 2017. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HEIN & ASSOCIATES LLP

Denver, Colorado
April 17, 2017

ASCENT SOLAR TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$130,946	$326,217
Trade receivables, net	549,204	1,992,885
Inventories	2,569,816	4,272,380
Prepaid expenses and other current assets	983,796	1,394,780
Total current assets	4,233,762	7,986,262
Property, Plant and Equipment:	36,639,460	37,575,736
Less accumulated depreciation and amortization	(30,983,448)	(28,484,708)
	5,656,012	9,091,028
Other Assets:
Patents, net of accumulated amortization of $279,143 and $169,626, respectively	1,647,505	1,567,567
Other non-current assets	77,562	105,313
	1,725,067	1,672,880
Total Assets	$11,614,841	$18,750,170
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,902,471	$3,625,322
Related party payables	214,903	—
Accrued expenses	1,469,684	1,713,935
Current portion of long-term debt	243,113	348,722
Current portion of convertible note payable, net of discount of $0 and $22,484, respectively	—	30,036
Promissory Notes	1,430,000	500,493
September 2015 fixed rate convertible notes, net of discount of $0 and $1,237,500, respectively	—	811,773
Current portion of litigation settlement	339,481	541,255
Series E preferred stock, net of discount of $63,640 and $1,231,737, respectively	56,360	1,090,847
Series F preferred stock	160,001	—
Series G preferred stock, net of discount of $699,674 and $0, respectively	408,326	—
July 2016 (Series H) convertible notes, net of discount of $1,634,357 and $0, respectively	1,159,610	—
Series I exchange notes, net of discount of $199,474 and $0, respectively	26,597	—
October 2016 convertible notes, net of discount of $264,000 and $0, respectively	66,000	—
TFG promissory notes, net of discount of $59,658 and $0, respectively	542,808	—
Short term embedded derivative liabilities	6,578,154	613,834
Make-whole dividend liability	500,176	849,560
Total current liabilities	18,097,684	10,125,777
Accrued Litigation Settlement, net of current portion	—	339,505
Long-Term Debt	5,281,776	5,442,194
Accrued Warranty Liability	176,457	264,000
Commitments and Contingencies (Notes 4 & 24)
Redeemable Preferred Stock:
Series J preferred stock: 1,350 shares authorized; 1,350 and 0 issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	1,350,000	—
Series J-1 preferred stock: 700 shares authorized; 700 and 0 issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	700,000	—
Stockholders’ Equity:
Series A preferred stock, $.0001 par value; 750,000 shares authorized and issued; 125,044 and 212,390 shares outstanding as of December 31, 2016 and December 31, 2015, respectively ($1,500,528 and $2,548,680 Liquidation Preference)	13	21
Common stock, $0.0001 par value, 2,000,000,000 shares authorized; 554,223,320 and 7,759,844 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	55,422	15,520
Additional paid in capital	369,886,065	347,644,947
Accumulated deficit	(383,932,576)	(345,081,794)
Total stockholders’ equity (deficit)	(13,991,076)	2,578,694
Total Liabilities and Stockholders’ Equity	$11,614,841	$18,750,170
The accompanying notes are an integral part of these consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2016	2015
Revenues	1,747,356	6,536,992
Costs and Expenses
Cost of revenues (exclusive of depreciation shown below)	5,843,872	9,562,528
Research, development and manufacturing operations (exclusive of depreciation shown below)	6,627,249	6,711,813
Selling, general and administrative (exclusive of depreciation shown below)	10,304,779	12,363,037
Depreciation and amortization	3,600,007	5,633,428
Impairment loss	—	12,570
Total Costs and Expenses	26,375,907	34,283,376
Loss from Operations	(24,628,551)	(27,746,384)
Other Income/(Expense)
Other Income/(Expense), net	82,772	(60,294)
Interest Expense	(7,902,926)	(26,549,098)
Deemed interest expense on warrant liability	—	(909,092)
Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net	(6,402,077)	9,467,070
Total Other Income/(Expense)	(14,222,231)	(18,051,414)
Net Loss	$(38,850,782)	$(45,797,798)

Net Loss Per Share (Basic and diluted)	$(0.42)	$(0.86)
Weighted Average Common Shares Outstanding (Basic and diluted)	93,005,062	53,475,729

The accompanying notes are an integral part of these consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Series A Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2014	910,555	$91	212,390	$21.24	$306,948,874	$(299,283,996)	7,664,990
Proceeds from private placement: Common stock	100,000	10	—	—	1,999,990	—	2,000,000
Conversion of Series D Preferred Stock into Common Shares	73,299	7	—	—	813,985	—	813,992
Conversion of Series D-1 Preferred Stock into Common Shares	115,291	12	—	—	3,169,337	—	3,169,349
Conversion of Convertible Notes into Common Shares	4,775,862	478	—	—	25,557,442	—	25,557,920
Conversion of Series E Preferred Stock into Common Shares	247,879	25	—	—	745,891	—	745,916
Common Shares sold pursuant to the Committed Equity Line	842,546	84	—	—	1,999,916	—	2,000,000
Conversion of Right Shares into Common Shares	415,000	42	—	—	2,904,958	—	2,905,000
Interest and Dividends paid with Common Stock	191,190	19	—	—	1,034,516	—	1,034,535
Issuance of Restricted Stock	12,918	1	—	—	(1)	—	—
Common Stock Issued to Placement Agent	6,610	1	—	—	108,979	—	108,980
Commitment Shares	43,000	4	—	—	53,996	—	54,000
Common shares issued in payment of consulting expenses	25,694	3	—	—	89,996	—	89,999
Stock based compensation	—	—	—	—	856,811	—	856,811
Beneficial Conversion Feature related to the September 2015 Convertible Notes	—	—	—	—	1,375,000	—	1,375,000
Net Loss	—	—	—	—	—	(45,797,798)	(45,797,798)
Balance, December 31, 2015	7,759,844	$777	212,390	$21.24	$347,659,690	$(345,081,794)	$2,578,694

The accompanying notes are an integral part of these consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Series A Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2015	7,759,844	$777	212,390	$21	$347,659,690	$(345,081,794)	$2,578,694
Conversion of Convertible Notes into Common Shares	48,993	5			$58,818	—	58,823
Common Shares sold pursuant to the Committed Equity Line	525,454	52			1,056,095	—	1,056,147
Conversion of Right Shares into Common Shares	2,052,865	205			1,346,795	—	1,347,000
Interest and Dividend Expense paid with Common Stock	18,575,710	1,858			254,922	—	256,780
Issuance of Restricted Stock	183,230	18			(18)	—	—
Commitment Shares	107,000	11			(11)	—	—
Conversion of Series A Preferred Stock into Common Shares, plus make-whole	6,942,936	694	(46,849)	(4)	222,099	—	222,789
Conversion of Series E Preferred Stock into Common Shares	41,895,161	4,189			3,414,032	—	3,418,221
Conversion of Series F Preferred Stock into Common Shares	113,059,991	11,306			9,920,148	—	9,931,454
Conversion of Series G Preferred Stock into Common Shares	234,409,413	23,441			1,472,955	—	1,496,396
Conversion of Series I Preferred Stock into Common Shares	6,988,353	699			2,532,718	—	2,533,417
Conversion of Series I Convertible Notes into Common Shares	14,816,862	1,481			159,345	—	160,826
Conversion of July 2016 Convertible Notes into Common Shares	64,000,000	6,400			245,280	—	251,680
Conversion of October 2016 Convertible Notes into Common Shares, plus make-whole	42,857,508	4,286	(40,497)	(4)	173,288	—	177,570
Stock based compensation					888,348		888,348
Beneficial Conversion Feature related to Series G and Series I Preferred Stock					481,561		481,561
Net Loss						(38,850,782)	(38,850,782)
Balance, December 31, 2016	554,223,320	$55,422	125,044	$13	$369,886,065	$(383,932,576)	$(13,991,076)

The accompanying notes are an integral part of these consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2016	2015
Operating Activities:
Net loss	$(38,850,782)	$(45,797,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,600,007	5,633,428
Stock based compensation	888,348	856,811
Common stock issued for services	—	89,999
Realized loss (gain) on sale of assets	(82,772)	—
Amortization of financing costs	137,111	362,996
Impairment loss	—	12,570
Non-cash interest expense	948,901	1,439,425
Amortization of debt discount	6,214,060	23,968,539
Loss on Note Receivable	—	99,000
Loss on Joint Venture	—	128,709
Bad debt expense	122,416	77,524
Accrued litigation settlement	(541,279)	(493,732)
Deemed interest expense on warrant liability	—	909,092
Change in fair value of derivatives and loss on extinguishment of liabilities, net	6,402,077	(9,467,070)
Changes in operating assets and liabilities:
Accounts receivable	1,321,265	711,696
Inventories	1,702,564	(1,845,168)
Prepaid expenses and other current assets	379,374	248,781
Accounts payable	1,492,053	2,055,575
Accrued expenses	(501,284)	(1,220,311)
Warranty reserve	(87,543)	128,000
Net cash used in operating activities	(16,855,484)	(22,101,934)
Investing Activities:
Purchase of property, plant and equipment	(51,724)	(29,194)
Proceeds from sale of assets	82,772	—
Investment in Joint Venture	—	191,291
Interest income on restricted cash	—	(49,446)
Patent activity costs	(189,455)	(308,567)
Net cash used in investing activities	(158,407)	(195,916)
Financing Activities:
Payment of debt financing costs	(81,500)	(466,250)
Proceeds from Promissory Note	1,930,000	500,000
Repayment of debt	(266,027)	(276,259)
Repayment of convertible notes	—	(1,000,000)
Proceeds from convertible notes	—	2,000,000
Restricted cash	—	9,250,000
Proceeds from Committed Equity Line	1,056,147	2,000,000
Proceeds from issuance of stock and warrants	14,180,000	7,300,000
Net cash provided by financing activities	16,818,620	19,307,491
Net change in cash and cash equivalents	(195,271)	(2,990,359)
Cash and cash equivalents at beginning of period	326,217	3,316,576
Cash and cash equivalents at end of period	$130,946	$326,217
Supplemental Cash Flow Information:
Cash paid for interest	$417,876	$477,354
Non-Cash Transactions:
Non-cash conversions of preferred stock and convertible notes to equity	$10,617,764	$19,988,994

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
Currently, the Company is focusing on integrating its PV products into high value markets such as aerospace, satellites, near earth orbiting vehicles, and fixed-wing unmanned aerial vehicles (UAV). The value proposition of Ascent’s proprietary solar technology not only aligns with the needs of customers in these industries, but also overcomes many of the obstacles other solar technologies face in these unique markets. Ascent has the capability to design and develop finished products for end users in these areas as well as collaborate with strategic partners to design and develop custom integrated solutions for products like fixed-wing UAVs. Ascent sees significant overlap of the needs of end users across some of these industries and can achieve economies of scale in sourcing, development, and production in commercializing products for these customers.
Reverse Stock Split
On May 26, 2016, the Company, a Delaware corporation, filed a Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware to effect a reverse stock split of the Company’s common stock, par value $0.0001 per share, at a ratio of one-for-twenty (the “Reverse Stock Split”). The Certificate of Amendment did not change the number of authorized shares, or the par value, of the Company’s common stock. The Certificate of Amendment provides that every twenty shares of the Company’s issued and outstanding common stock were automatically combined into one issued and outstanding share of the Company’s common stock. All shares and per share amounts in the consolidated financial statements and accompanying notes have been retroactively adjusted to give effect to the Reverse Stock Split.

NOTE 2. BASIS OF PRESENTATION
The accompanying consolidated financial statements have been derived from the accounting records of Ascent Solar Technologies, Inc., Ascent Solar (Asia) Pte. Ltd., and Ascent Solar (Shenzhen) Co., Ltd. (collectively, "the Company") as of December 31, 2016 and December 31, 2015, and the results of operations for the years ended December 31, 2016 and 2015. Ascent Solar (Shenzhen) Co., Ltd. is wholly owned by Ascent Solar (Asia) Pte. Ltd., which is wholly owned by Ascent Solar Technologies, Inc. All significant inter-company balances and transactions have been eliminated in the accompanying consolidated financial statements.

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
Certain long-lived assets and current liabilities have been measured at fair value on a recurring and non-recurring basis. See Note 6. Property, Plant and Equipment, Note 10. Convertible Note, Series D Preferred Stock and Series D-1 Preferred Stock, Note 12. Series E Preferred Stock, Note 13. Series F Preferred Stock, Note 14. Series G Preferred Stock, Note 15. Series H Preferred Stock and July 2016 Convertible Notes, Note 16. Series I Preferred Stock and Series I Convertible Notes, Note 17. Series J Preferred Stock and Series J-1 Preferred Stock, Note 18. Adar Bays Convertible Notes and Exchange of Series A Preferred Stock and Note 19. Make-whole Dividend Liability. The carrying amount of our long term debt outstanding approximates fair value because our current borrowing rate does not materially differ from market rates for similar bank borrowings. The carrying value for cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and other assets and liabilities approximate their fair values due to their short maturities.
Related Party Transactions: The Company's largest shareholder is Tertius Financial Group Pte Ltd of which Mr. Victor Lee, President and Chief Executive Officer of the Company, is Managing Director and 50% shareholder. TFG is also a joint venture partner with Radiant Group, in TFG Radiant. In April 2012, we appointed the Chairmen of TFG Radiant, Mr. Winston Xu (aka Xu Biao), as a member of our Board of Directors. Accounting for transactions under these agreements is consistent with those defined in our Significant Accounting Policies. See Notes 9, 20, and 23 for further information.
Foreign Currencies: Bank account balances held in foreign currencies are translated to U.S. dollars utilizing the period end exchange rate. Gains or losses incurred in connection with the Company’s accounts held in foreign currency were not material for the years ended December 31, 2016 and 2015 and were recorded in “Other Income/(Expense)” in the Consolidated Statements of Operations.
Revenue Recognition:
Product revenue - The Company generated product revenues of $1,700,000 and $6,205,000 for the year ended December 31, 2016 and 2015, respectively. Product revenue is generated from commercial sales of flexible PV modules and PV integrated consumer electronics, non-PV integrated power banks and associated accessories. Products are sold through the Company's own e-commerce website, online retailers, direct to retailers and indirectly to retailers through distributors. Revenue is recognized as products are shipped or delivered and title has transferred to the customer. In certain instances, the Company has agreed to refund a portion of the purchase price to customers if the Company decreases its standard retail price. The Company estimates the effect of this price protection and records the difference as a reduction of revenue at the time of sale. We also, in certain instances have provided customers with a right of return provision. In these instances, we defer the recognition of revenues until the provision period has expired. Estimated costs of returns and allowances, other than those specifically pertaining to a right of return provision, and discounts are accrued as a reduction to sales when revenue is recognized. See Marketing and Advertising Costs below for accounting treatment related to cooperative advertising programs.

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
Marketing and Advertising Costs: The Company advertises in print, television, online and through social media.  The Company will also authorize customers to run advertising campaigns on its behalf through various media outlets. Marketing and advertising costs are expensed as incurred. Marketing and advertising expenses were $2,078,000 and $3,369,000 for the years ended December 31, 2016 and 2015, respectively.
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
Shipping and Handling Costs: The Company classifies shipping and handling costs for products shipped to customers as a component of “Cost of revenues” on the Company’s Consolidated Statements of Operations. Customer payments of shipping and handling costs are recorded as a component of Revenues.
Receivables and Allowance for Doubtful Accounts: Trade accounts receivable are recorded at the invoiced amount as the result of transactions with customers. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company estimates the collectability of accounts receivable using analysis of historical bad debts, customer credit-worthiness and current economic trends. Reserves are established on an account-by-account basis. Account balances are written off against the allowance in the period in which the Company determines that is it probable that the receivable will not be recovered. As of December 31, 2016 and 2015, the Company had an allowance for doubtful accounts of $106,000 and $60,000, respectively.
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
Convertible Preferred Stock: The Company evaluates its preferred stock instruments under FASB ASC 480, "Distinguishing Liabilities from Equity" to determine the classification, and thereby the accounting treatment, of the instruments. Refer to Notes 10, 12, 13, 14, 15, 16, 17, 18, 19, and 20 for further discussion on the classification of each instrument.
Derivatives: The Company evaluates its financial instruments under FASB ASC 815, "Derivatives and Hedging" to determine whether the instruments contain an embedded derivative. When an embedded derivative is present, the instrument is evaluated for a fair value adjustment upon issuance and at the end of every period. Any adjustments to fair value are treated as gains and losses in fair values of derivatives and are recorded in the Consolidated Statements of Operations. Refer to Notes 10, 11, 12, 13, 14, 15, 16, 17, 18, 19, and 20 for further discussion on the embedded derivatives of each instrument.
Warrant Liability:  Warrants to purchase the Company's common stock with nonstandard anti-dilution provisions, regardless of the probability or likelihood that may conditionally obligate the issuer to ultimately transfer assets, are classified as liabilities and are recorded at their estimated fair value at each reporting period. Any change in fair value of these warrants is recorded at each reporting period in Other income/(expense) on the Company's statement of operations.
Convertible Notes: The Company issues, from time to time, convertible notes. Refer to Notes 10, 11, 15, 16 and 18 for further information.

Patents: At such time as the Company is awarded patents, patent costs are amortized on a straight-line basis over the legal life on the patents, or over their estimated useful lives, whichever is shorter. As of December 31, 2016 and 2015, the Company had $1,648,000 and $1,568,000 of net patent costs, respectively. Of these amounts $619,000 and $50,000 represents costs net of amortization incurred for awarded patents, and the remaining $1,028,000 and $1,518,000 represents costs incurred for patent applications to be filed as of December 31, 2016 and 2015, respectively. During the year ended December 31, 2016 and 2015, the Company capitalized $189,000 and $309,000 in patent costs, respectively, as it worked to secure design rights and trademarks for newly developed products. Amortization expense was $110,000 and $47,000 for the years ended December 31, 2016 and 2015, respectively. Amortization expense is expected to remain consistent or increase slightly in future periods.
Inventories: All inventories are stated at the lower of cost or market, with cost determined using the weighted average method. Inventory balances are frequently evaluated to ensure they do not exceed net realizable value. The computation for net realizable value takes into account many factors, including expected demand, product life cycle and development plans, module efficiency, quality issues, obsolescence and others. Management's judgment is required to determine reserves for obsolete or excess inventory. As of December 31, 2016 and 2015, the Company had inventory reserve balances of $737,000 and $653,000, respectively. If actual demand and market conditions are less favorable than those estimated by management, additional inventory write downs may be required. During the years ended December 31, 2016 and December 31, 2015, the Company recognized no lower of cost or market adjustments.
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
Impairment of Long-lived Assets: The Company analyzes its long-lived assets (property, plant and equipment) and definitive-lived intangible assets (patents) for impairment, both individually and as a group, whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Events that might cause impairment would include significant current period operating or cash flow losses associated with the use of a long-lived asset or group of assets combined with a history of such losses, significant changes in the manner of use of assets and significant negative industry or economic trends. An undiscounted cash flow analysis is calculated to determine if impairment exists. If impairment is determined to exist, any related loss is calculated using the difference between the fair value and the carrying value of the assets. During the years ended December 31, 2016 and 2015, the Company incurred impairments of its manufacturing facilities and equipment in the amounts of $0 and $13,000, respectively. The impairments incurred for the years ended December 31, 2016 and 2015 were based on estimates prepared by management.
Net Loss per Common Share: Basic loss per share does not include dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share reflect the potential securities that could share in the earnings of the Company, similar to fully diluted earnings per share. Common stock equivalents outstanding as of December 31, 2016 and 2015 of approximately 301.1 million and 48.8 million shares have been omitted from loss per share because they are anti-dilutive. Common stock equivalents consist of stock options, unvested restricted stock, warrants, preferred stock, preferred stock make-whole dividend liability amounts (assuming the make-whole dividend liability is paid in common stock in lieu of cash), and convertible notes (assuming the amortization payments are paid in common stock in lieu of cash). Net loss per common share was the same for both basic and diluted methods for the periods ended December 31, 2016 and 2015.

Research, Development and Manufacturing Operations Costs: Research, development and manufacturing operations expenses were $6.6 million and $6.7 million for the years ended December 31, 2016 and 2015, respectively.  Research, development and manufacturing operations expenses include: 1) technology development costs, which include expenses incurred in researching new technology, improving existing technology and performing federal government research and development contracts, 2) product development costs, which include expenses incurred in developing new products and lowering product design costs, and 3) pre-production and production costs, which include engineering efforts to improve production processes, material yields and equipment utilization, and manufacturing efforts to produce saleable product. Research, development and manufacturing operations costs are expensed as incurred, with the exception of costs related to inventoried raw materials, work-in-process and finished goods, which are expensed as Cost of revenue as products are sold.
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
The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years (2012-2016) in these jurisdictions. The Company believes its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded.
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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and to provide certain disclosures if it concludes that substantial doubt exists. ASU 2014-15 is effective for all entities for the annual period ending after December 15, 2016, and for annual and interim periods thereafter, with early adoption permitted. The Company has adopted ASU 2014-15.

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

NOTE 4. LIQUIDITY AND CONTINUED OPERATIONS

During the years ended December 31, 2016 and 2015, the Company entered into multiple financing agreements to fund operations. Further discussion of these transactions can be found in Notes 9, 10, 11, 12, 13, 14, 15, 16, 17, 18 and 19.
We have continued PV production at our manufacturing facility. We do not expect sales revenue and cash flows will be sufficient to support operations and cash requirements until we have fully implemented our new strategy focusing on high value PV products. Changes in the level of expected operating losses, the timing of planned capital expenditures or other factors may negatively impact cash flows and reduce current cash and investments faster than anticipated. During 2016 we used $16.9 million in cash for operations, or an average of $4.2 million per quarter. During the fourth quarter of 2016 we used $3.3 million in cash for operations. Our primary significant long term obligation consists of a note payable of $5.5 million to a financial institution secured by a mortgage on our headquarters and manufacturing building in Thornton, Colorado. Total payments of $0.5 million, including principal and interest, will come due in 2017. Additionally, we owe $0.3 million as of December 31, 2016 related to a litigation settlement reached in April 2014, which is being paid in equal installments over 40 month which began April 2014.
Additional projected product revenues are not anticipated to result in a positive cash flow position for the year 2017 overall. As such, cash liquidity sufficient for the year ending December 31, 2017 will require additional financing. Subsequent to the year ended December 31, 2016 the Company completed certain other financing transactions. See Note 27. Subsequent Events, for further information on these transactions.

The Company continues to accelerate sales and marketing efforts related to its PV strategy by focusing on the Company's propriety technology. The Company has begun activities related to securing additional financing through strategic or financial investors, but there is no assurance the Company will be able to raise additional capital on acceptable terms or at all. If the Company's revenues do not increase rapidly, and/or additional financing is not obtained, the Company will be required to significantly curtail operations to reduce costs and/or sell assets. Such actions would likely have an adverse impact on the Company's future operations. As a result of the Company’s recurring losses from operations, and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern.

NOTE 5. TRADE RECEIVABLES
Trade receivables consist of amounts generated from product sales and government contracts. Accounts receivable totaled $0.55 million and $1.99 million as of December 31, 2016 and 2015, respectively. Product revenue for the year ended December 31, 2016 includes $0.87 million of sales to one major customer ("Customer A"), representing 51% of total product revenue. Product revenue for a different major customer ("Customer B") was $2.73 million, representing 44% of total product revenue, for the year ended December 31, 2015. Receivables from Customer A were negative at December 31, 2016 due to the customer's right of return provision outlined below. Receivables from Customer B were $1.13 million at December 31, 2015 representing 57% of total receivables. Customer A has a right of return provision in the purchase contract allowing return of up to 100% of the product within a 90 day period. There have been no returns for the year ended December 31, 2016.
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

NOTE 6. PROPERTY, PLANT AND EQUIPMENT
The following table summarizes property, plant and equipment as of December 31, 2016 and December 31, 2015:

	As of December 31,
	2016	2015
Building	$5,828,960	$5,828,960
Furniture, fixtures, computer hardware and computer software	489,421	480,976
Manufacturing machinery and equipment	30,321,079	31,265,800
Depreciable property, plant and equipment	36,639,460	37,575,736
Manufacturing machinery and equipment in progress	—	—
Property, plant and equipment	36,639,460	37,575,736
Less: Accumulated depreciation and amortization	(30,983,448)	(28,484,708)
Net property, plant and equipment	$5,656,012	$9,091,028
The Company analyzes its long-lived assets for impairment, both individually and as a group, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
Depreciation expense for the years ended December 31, 2016 and 2015 was $3,487,000 and $5,583,000, respectively. Depreciation expense is recorded under “Depreciation and amortization expense” in the Consolidated Statements of Operations.

NOTE 7. INVENTORIES
Inventories consisted of the following at December 31, 2016 and December 31, 2015:

	As of December 31,
	2016	2015
Raw materials	$832,806	$925,064
Work in process	635,130	671,746
Finished goods	1,101,880	2,675,570
Total	$2,569,816	$4,272,380

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

On November 1, 2016, the Company and the CFHA agreed to modify the original agreement described above with the addition of a forbearance period. Per the modification agreement, no payments of principal and interest shall be due under the note during the forbearance period commencing on November 1, 2016 and continuing through April 1, 2017. The amount of interest that should have been paid by the Company during the forbearance period in the total amount of $180,043 shall be added to the outstanding principal balance of the note. As a result, on May 1, 2017, the principal balance of the note will be $5,704,932. Commencing on May 1, 2017, the monthly payments of principal and interest due under the note shall resume at $57,801, and the Company shall continue to make such monthly payments over the remaining term of the note ending on February 1, 2028.

As of December 31, 2016, future principal payments on long-term debt are due as follows:

2017	$243,113
2018	343,395
2019	366,757
2020	391,709
2021	418,358
Thereafter	3,941,600
$5,704,932

NOTE 9. PROMISSORY NOTES

On August 29, 2016, the Company entered into a note purchase agreement with Tertius Financial Group Pte. Ltd. ("TFG”) for the private placement of $330,000 of the Company’s original issue discount notes with an original maturity date of November 26, 2016. The notes bear interest of 6% per annum and principal and interest on the notes are payable upon maturity. The notes are unsecured and not convertible into equity shares of the Company.

During October 2016, the Company received $420,000 from a private investor. These funds were rolled into a promissory note executed in January 2017. The aggregate funds of this promissory note was $700,000. Refer to Note 27 for further information on this transaction.
On December 6, 2016, the Company issued a new $600,000 original issue discount note to TFG in exchange for (i) $200,000 of additional gross proceeds and (ii) cancellation of the existing outstanding $330,000 note. The outstanding balance of the new note is $602,000 (including accrued and unpaid interest) with a discount of $60,000 as of December 31, 2016.
The new TFG note bears interest at a rate of 6% per annum and matures on December 31, 2017. Principal and interest on the new TFG note is payable at maturity. The new TFG note is unsecured and is not convertible into equity shares of the Company.

During December 2016, the Company initiated three non-convertible, unsecured promissory notes with a private investor. The promissory notes bear interest of 12% per annum and mature six months from the date of issuance and the interest is computed on the basis of 365 days in a year. Unless paid in advance, the principal and interest of these promissory notes are payable upon maturity.

On December 1, 2016, the Company received $380,000 in exchange for a promissory note with a maturity date of June 1, 2017.

On December 13, 2016, the Company received $380,000 in exchange for a promissory note with a maturity date of June 13, 2017.

On December 30, 2016, the Company received $250,000 in exchange for a promissory note with a maturity date of June 30, 2017.

As of December 31, 2016, the outstanding principal balance on these promissory notes is $1,010,000.

NOTE 10. CONVERTIBLE NOTE, SERIES D PREFERRED STOCK, AND SERIES D-1 PREFERRED STOCK

Convertible Note and Series D Preferred Stock

On November 14, 2014, the Company entered into a securities purchase agreement (the "November 2014 Purchase Agreement") with one institutional and accredited investor (the "Investor"). Pursuant to the terms of the November 2014 Purchase Agreement, the Company sold to the Investor (i) $3,000,000 (3,000 shares) of Series D Convertible Preferred Stock (the "Series D Preferred Stock"), and (ii) $32,000,000 original principal amount of senior secured convertible notes (the "Notes"). The Series D Preferred Stock was fully converted as of December 31, 2016. On September 4, 2015, the Company entered into a Cancellation and Waiver Agreement (the “Cancellation Agreement”), between the Company and the Investor to retire the Notes. The Cancellation Agreement was amended on October 8, 2015 and November 22, 2015. As of December 31, 2016 and 2015 the total Notes outstanding balance was $0 and $53,000. The value of the corresponding embedded derivative liability was $0 and $61,000 as of December 31, 2016 and 2015.

The Investor had available to them a new conversion price beginning on November 4, 2015 as a result of the Series E Preferred Stock transaction further described in Note 12. The Investor could elect to convert a portion of the Notes into shares of common stock using a conversion price equal to 80% of the average of the two lowest volume weighted average prices ("VWAP") of our common stock for the ten consecutive trading day period prior to each specific conversion date (the "Variable Price"). During the year ended December 31, 2016, the Investor elected to convert the remaining Notes outstanding balance of $53,000 using the Variable Price, resulting in the issuance of 48,993 shares of common stock. The Company paid interest in the amount of $300 on the Notes, resulting in the issuance of 248 shares of common stock during the year ended December 31, 2016.

A net gain on extinguishment of $55,000 was recorded to "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Condensed Consolidated Statements of Operations for the year ended December 31, 2016 as a result of the final conversion of the Notes.

Series D-1 Preferred Stock

On February 19, 2015, the Company entered into a securities purchase agreement to issue 2,500 shares of Series D-1 Preferred Stock to an investor in exchange for $2,500,000. All 2,500 shares were converted into shares of the Company’s common stock during the first quarter of 2015.
NOTE 11. SEPTEMBER 2015 CONVERTIBLE NOTES

On September 4, 2015, the Company entered into a note purchase agreement between the Company and accredited investors. Pursuant to the new loan agreement, the Company issued to the accredited investors $1.5 million original principal amount of secured subordinated convertible notes on September 4, 2015, and an additional $0.5 million original principal amount of secured subordinated convertible notes on September 28, 2015 (collectively, the “September 2015 Convertible Notes”).

All amounts due under the September 2015 Convertible Notes are convertible at any time, in whole or in part, at the option of the accredited investors into shares of Common Stock at a fixed conversion price, which is subject to adjustment for stock splits, stock dividends, combinations or similar events, of $2.40 per share (the “Conversion Price”). The Company, however, was prohibited from issuing shares of Common Stock pursuant to the September 2015 Convertible Notes unless stockholder approval of such issuance of securities is obtained as required by applicable NASDAQ listing rules. The Company received stockholder approval of such share issuances at a special stockholders meeting held on December 18, 2015. This provision resulted in a contingent beneficial conversion feature that was recognized once the contingency was resolved based on its intrinsic value at the commitment date. Accordingly, a beneficial conversion feature in the amount of $1.38 million was recorded as a debt discount on December 18, 2015. The debt discount will be recognized as additional interest expense over the life of the September 2015 Convertible Notes.

Unless earlier converted or redeemed, the September 2015 Convertible Notes will mature on September 4, 2016 (the “Maturity Date”). The September 2015 Convertible Notes bear interest at a rate of 8% per annum. Principal and interest on the September 2015 Convertible Notes is payable on the Maturity Date. The Company had accrued $100,000 and $49,000 of interest as of December 31, 2016 and 2015, respectively.

There are no registration rights applicable to the September 2015 Convertible Notes. Accordingly, any shares of Common Stock issued upon conversion of the September 2015 Convertible Notes will be restricted and may only be sold in compliance with Rule 144 or in accordance with another exemption from registration.

On April 29, 2016, the Company entered into Exchange Agreements (the “Exchange Agreements”) with the accredited investors. Under the terms of the Exchange Agreements, the September 2015 Convertible Notes (approximately $2.1 million of outstanding principal and accrued interest) were canceled. In exchange, the Company has issued to the accredited investors rights to receive a fixed number of shares of common stock of the Company in accordance with the terms of Rights to Receive Common Stock dated April 29, 2016 (the “April 2016 Rights”). The April 2016 Rights obligate the Company to issue to the holders (without the payment of any additional consideration) an aggregate of approximately 2.1 million shares of common stock (the "April 2016 Rights Shares"). The number of April 2016 Rights Shares is fixed, and is only subject to customary non-price based ratable adjustments. The April 2016 Rights are immediately exercisable and expire on April 29, 2021.

A net loss on extinguishment of $0.89 million was recorded to "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations for the year ended December 31, 2016 as a result of the cancellation of the September 2015 Convertible Notes and issuance of the April 2016 Rights. During year ended December 31, 2016, the accredited investors exercised their April 2016 Rights to receive and the Company has delivered 2,052,865 shares of common stock.

NOTE 12. SERIES E PREFERRED STOCK AND THE COMMITTED EQUITY LINE

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

Shares of the Series E Preferred Stock (including the amount of any accrued and unpaid dividends thereon) are convertible at the option of the holder into common stock at a variable conversion price equal to 80% of the average of the 2 lowest volume weighted average prices of the Company's common stock for the ten consecutive trading day period prior to the conversion date. If certain defined default events occur, then the conversion price would thereafter be reduced (and only reduced), to equal 70% of the average of the 2 lowest VWAPs of the Company's common stock for the twenty consecutive trading day period prior to the conversion date. During the years ended December 31, 2016 and 2015, the private investor exercised their option to convert 2,203 and 477 Series E Preferred Shares, representing a value of $2,203,000 and $477,000, resulting in the issuance of 41,895,161 and 247,879 shares of common stock, respectively.

Holders of the Series E Preferred Stock will be entitled to dividends in the amount of 7% per annum, payable when, as and if declared by the Board of Directors in its discretion. During the years ended December 31, 2016 and 2015, the Company paid dividends in the amount of $68,000 and $4,000 on the Series E Preferred Stock, resulting in the issuance of 2,279,830 and 2,121 shares of common stock, respectively.

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

The Company classified the Series E Preferred Stock as a liability pursuant to ASC 480 on the closing date due to the structure of the financing agreement, whereby the Company has an unconditional obligation that the Company may settle by issuing a variable number of common shares with a monetary value that is fixed and known at inception. There are 120 and 2,323 shares of Series E Preferred Stock outstanding as of December 31, 2016 and 2015.

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

The derivative liability associated with the Series E Preferred Stock is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At December 31, 2016 and 2015, the Company conducted a fair value assessment of the embedded derivative associated with the Series E Preferred Stock. As a result of the fair value assessment, the Company recorded a $412,000 and $932,000 gain as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect the fair value of the embedded derivative of $141,000 and $553,000 as of December 31, 2016 and 2015 respectively.

The derivative associated with the Series E Preferred Stock approximates management’s estimate of the fair value of the embedded derivative liability at December 31, 2016 and 2015 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 59% and 54%, present value discount rate of 12% and 12% and dividend yield of 0% and 0%, respectively.

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

From time to time, the Company may direct the private investor, at its sole discretion and subject to certain conditions, to purchase an amount of shares of common stock up to the lesser of (i) $1,000,000 or (ii) 300% of the average daily trading volume of the Company’s common stock over the preceding ten trading day period. The per share purchase price for shares of common stock to be sold by the Company under the CEL purchase agreement shall be equal to 80% of the average of the two lowest VWAPs of the common stock for the ten consecutive trading day period prior to the purchase date. During the years ended December 31, 2016 and 2015, the Company directed the private investor to purchase $1,056,000 and $2,000,000 of common stock which resulted in the issuance of 525,454 and 842,546 shares of common stock, respectively.

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

As consideration for entering into the CEL purchase agreement, the Company has agreed to issue to the private investor 132,000 shares of common stock (the “Commitment Shares”). The Commitment Shares will be issued to the private investor in four increments which commenced upon the date that the registration statement was declared effective by the SEC. During the year ended December 31, 2016 and 2015, the Company issued 107,000 and 25,000 Commitment Shares to the private investor, respectively.

NOTE 13. SERIES F PREFERRED STOCK

Series F Preferred Stock

On January 19, 2016, the Company entered into a securities purchase agreement with a private investor to issue 7,000 shares of Series F Preferred Stock in exchange for $7,000,000. The Company received gross proceeds of $500,000 at Closing. The remaining $6,500,000 of the proceeds was received through 14 weekly increments of $250,000 or $500,000 beginning on January 25, 2016 and ending on April 25, 2016. The net proceeds received by the Company from the sale of the Series F Preferred Stock has been used for general corporate purposes and working capital requirements.

Shares of the Series F Preferred Stock (including the amount of any accrued and unpaid dividends thereon) will be convertible at the option of the holder into common stock at a fixed conversion price equal to $5 per share. If certain defined default events occur, then the conversion price would thereafter be reduced (and only reduced), to equal 70% of the average of the two lowest weighted average prices (“VWAPs”) of our common stock for the twenty consecutive trading day period prior to the conversion date. During the year ended December 31, 2016, the private investor exercised their option to convert 6,840 Series F Preferred Stock, representing a value of $6,840,000, resulting in the issuance of 113,059,991 shares of common stock.

Holders of the Series F Preferred Stock will be entitled to dividends in the amount of 7% per annum, payable when, as and if declared by the Board of Directors in its discretion. During the year ended December 31, 2016, the Company paid dividends in the amount of $150,000 on the Series F Preferred Stock, resulting in the issuance of 4,967,115 shares of common stock.

The Company started making weekly redemptions of 250 shares of Series F Preferred Stock (including any accrued and unpaid dividends thereon) beginning February 15, 2016. The redemption price shall be payable in cash at a price per share equal to $1,250 plus any accrued but unpaid dividends thereon.

The Company shall have the option to make such redemption payments in shares of common stock provided certain specified equity conditions are satisfied at the time of payment. The number of shares to be issued would be calculated using a per share price equal to 80% of the one lowest VWAP of our common stock for the ten consecutive trading day period prior to the payment date.

For redemption payments made in shares of common stock, the Company will have the option to increase the number of shares of Series F Preferred Stock to be redeemed in each weekly installment so long as the number of shares of common stock to be issued does not exceed 12% of the aggregate composite trading volume for the Company’s common stock during the preceding calendar week.

The Company classified the Series F Preferred Stock as a liability pursuant to ASC 480 on the closing date due to the structure of the financing agreement, whereby the Company has an unconditional obligation that the Company may settle by issuing a variable number of common shares with a monetary value that is fixed and known at inception. There were 160 shares of Series F Preferred Stock outstanding as of December 31, 2016.

Pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion option in the Series F Preferred Stock were deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. At closing, a derivative liability and a corresponding debt discount in the amount of $1,666,000 was recorded. The debt discount will be charged to interest expense ratably over the life of the Series F Preferred Stock.

The derivative associated with the Series F Preferred Stock approximates management’s estimate of the fair value of the embedded derivative liability at close of the stock sale and purchase based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 60%, present value discount rate of 12% and dividend yield of 0%.

Amendment of Outstanding Series F Preferred Stock Conversion Price

On October 5, 2016, the Company filed a Certificate of Amendment to the Certificate of Designations of Preferences, Rights and Limitations of Series F Preferred Stock with the Secretary of State of the State of Delaware. The Certificate of Amendment amends the conversion price at which the Series F Preferred Stock can be converted into shares of common stock. The Company had approximately $336,000 of Series F Preferred Stock remaining outstanding as of October 5, 2016.

As amended, the conversion price will now be equal to the lowest of (i) 50% of the lowest weighted average price (“VWAP”) of our common stock for the 10 consecutive trading day period prior to the conversion date or (ii) 50% of the lowest closing bid price of our common stock for the 10 consecutive trading day period prior to the conversion date. If certain “Triggering Events” specified in the terms of the Series F Preferred Stock occur, then the conversion price of the Series F Preferred Stock shall be thereafter reduced, and only reduced, to equal 50% of the average of the lowest traded price of the common stock for the twenty consecutive trading day period prior to the conversion date.

At December 31, 2016, the Company performed a fair value assessment of the embedded derivative associated with the Series F Preferred Stock. As a result of the fair value assessment, the Company recorded a $1,411,000 gain as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect the fair value of the embedded derivative of $255,000 as of December 31, 2016.

The derivative associated with the Series F Preferred Stock approximates management’s estimate of the fair value of the embedded derivative liability at close of the stock sale and purchase based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 57%, present value discount rate of 12% and dividend yield of 0%.

NOTE 14. SERIES G PREFERRED STOCK

Series G Preferred Stock

On April 29, 2016, the Company entered into a securities purchase agreement with private investors to issue 2,000 shares of Series G Preferred Stock for $2,000,000. At Closing, the Company issued a total of 500 shares of Series G Preferred Stock to the private investors in exchange for $500,000. The Company issued an additional 1,500 shares of Series G Preferred Stock to the private investors during the months of May and June 2016, which resulted in additional gross proceeds to the Company of $1,500,000.

Holders of the Series G Preferred Stock will be entitled to dividends in the amount of 10% per annum. One year after issuance, the Company is required to redeem for cash all or any portion of the outstanding shares of the Series G Preferred Stock at a price per share equal to $1,000 plus any accrued but unpaid dividends thereon.

Beginning September 19, 2016, the two private investors (the “Series G Sellers”) entered into Assignment Agreements with accredited investors (the “Series G Purchasers”). Under the terms of the Assignment Agreements, the Series G Sellers may sell all 2,000 outstanding shares of Series G Preferred Stock to the Series G Purchasers in a series of installments occurring during September through December 2016 for a purchase price of $1,000 per share of Series G Preferred Stock (plus the amount of any accrued and unpaid dividends thereon). During the year ended December 31, 2016, the Series G Sellers had sold 1,096 shares of Series G Preferred Stock to the Series G Purchasers.

The Series G Purchasers exercised their options to convert 852 of Series G Preferred Stock, representing a value of $852,000, resulting in the issuance of 224,019,803 shares of common stock during the year ended December 31, 2016. The Series G Purchasers also exercised $36,000 of accrued dividends related to the 852 shares exercised, resulting in the issuance of 10,731,010 shares of common stock during the year ended December 31, 2016. One of the Series G Sellers exercised its option to convert 40 shares of Series G Preferred Stock, representing $40,000, resulting in the issuance of 10,389,610 shares of common stock during the year ended December 31, 2016. The Series G Seller also exercised $2,000 of accrued dividends related to the 40 shares resulting in the issuance of 585,860 shares of common stock for the year ended December 31, 2016.

On September 21, 2016, the Company filed a Certificate of Amendment to the Certificate of Designations of Preferences, Rights and Limitations of Series G Preferred Stock with the Secretary of State of the State of Delaware. The Certificate of Amendment amends the conversion price at which the Series G Preferred Stock can be converted into shares of common stock. Shares of the Series G Preferred Stock (including the amount of any accrued and unpaid dividends thereon) were previously convertible at the option of the private investors into common stock at a fixed conversion price of $1.00 per share. As amended, the conversion price is equal to the lowest of (i) $0.045, (ii) 70% of the lowest volume weighted average price of the Company’s common stock for the ten consecutive trading day period prior to the conversion date or (iii) 70% of the lowest closing bid price of the Company’s common stock for the ten consecutive trading day period prior to the conversion date.

The Company classified the Series G Preferred Stock as a liability pursuant to ASC 480 on the closing date due to the structure of the financing agreement, whereby the Company has an unconditional obligation that the Company may settle by issuing a variable number of common shares with a monetary value that is fixed and known at inception. There were 1,108 shares of Series G Preferred Stock outstanding as of December 31, 2016.

Pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion option in the Series G Preferred Stock were deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. At closing, a derivative liability and a corresponding debt discount in the amount of $1,263,000 was recorded. The debt discount will be charged to interest expense ratably over the life of the Series G Preferred Stock.

The derivative liability associated with the Series G Preferred Stock is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At December 31, 2016, the Company conducted a fair value assessment of the embedded derivative associated with the Series G Preferred Stock. As a result of the fair value assessment, the Company recorded a $901,000 gain as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Condensed Consolidated Statements of Operations for the year ended December 31, 2016 to properly reflect the fair value of the embedded derivative of $362,000 as of December 31, 2016.

The derivative associated with the Series G Preferred Stock approximates management’s estimate of the fair value of the embedded derivative liability at December 31, 2016 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 47% , present value discount rate of 12% and dividend yield of 0%.

NOTE 15. SERIES H PREFERRED STOCK AND JULY 2016 CONVERTIBLE NOTES

Series H Preferred Stock

On June 9, 2016, the Company entered into a securities purchase agreement with a private investor to issue 2,500 shares of Series H Preferred Stock for $2,500,000. The Company received gross proceeds of $250,000 at Closing. Additional gross proceeds of $580,000 were received by the Company through July 7, 2016. The Company agreed to exchange outstanding Series H Preferred Stock for Senior Secured Convertible Notes (“July 2016 Notes”) on July 13, 2016. At the date of the exchange, the Company had sold and issued 830 shares of Series H Preferred Stock to private investor in exchange for $830,000 of gross proceeds. Refer to the section below for details of the exchange.

Holders of the Series H Preferred Stock will be entitled to dividends in the amount of 7% per annum. If a Triggering Event occurs, the dividend rate shall automatically increase to 20% per annum.

The conversion price for the Series H Preferred Stock shall equal the lower of (i) 70% of the lowest VWAP of the common stock for the 10 consecutive trading day period prior to the conversion date of (ii) 70% of the lowest closing bid price of the common stock for the 10 consecutive trading day period prior to the conversion date, subject to adjustment herein; provided, however, if a Triggering Event occurs the conversion price shall be thereafter reduced, and only reduced, to equal 60% of the average of the two lowest VWAPs of the common stock for the twenty consecutive trading day period prior to the conversion date, subject to adjustment herein. In no event, however, shall the conversion price be less than $0.005 per share.

At any time after the occurrence of certain defined Trigger Events, the Series H Preferred Stock holder will have the option to redeem for cash all or any portion of the outstanding shares of the Series H Preferred Stock at a price per share equal to $1,250 plus any accrued but unpaid dividends thereon.

At any time after the third anniversary date of the initial issuance of Series H Preferred Stock, the Company will have the option to redeem for cash all outstanding shares of the Series H preferred Stock at a price per share equal to $1,250 plus any accrued but unpaid dividends thereon.

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

July 2016 Convertible Notes

On July 13, 2016, the Company entered into a securities purchase agreement with a private investor for the placement of up to $2,080,000 of the Company’s 4% Original Issue Discount Senior Secured Convertible Promissory Notes (“July 2016 Notes”). The Company sold and issued $364,000 principal amount of July 2016 Notes to private investor in exchange for $350,000 of gross proceeds.

The Company sold and issued the remaining $1,716,000 principal amount of July 2016 Notes to private investor in exchange for $1,650,000 of gross proceeds in six additional weekly tranches between July and August 2016.

In connection with the offering of the July 2016 Notes, the Company and the private investor also entered into an Exchange Agreement dated July 13, 2016 (the “Exchange Agreement”). Under the terms of the Exchange Agreement, the outstanding shares of Series H Preferred Stock (approximately $833,000 of capital and accrued dividends) were canceled. In exchange, the Company issued to the private investor approximately $866,000 of July 2016 Notes. A net gain on extinguishment of the Series H Preferred Stock and related embedded derivative of $126,000 was recorded to "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations for the year ended December 31, 2016.

Accordingly, the Company had (i) an aggregate of $2,946,000 principal amount of July 2016 Notes outstanding and (ii) 0 shares of Series H Preferred Stock outstanding as of July 13, 2016. The Company and the private investor have agreed to cancel any remaining obligations under the Series H securities purchase agreement to issue and purchase any additional shares of Series H Preferred Stock.

Unless earlier converted or prepaid, all of the July 2016 Notes will mature on July 13, 2017 (the “Maturity Date”). The July 2016 Notes bear interest at a rate of 10% per annum, subject to increase to 24% per annum upon the occurrence and continuance of an event of default (as described below). Principal on the July 2016 Notes is payable on the Maturity Date. Interest on the July 2016 Notes is payable quarterly. Principal and interest are payable in cash or, if specified equity conditions are met, shares of common stock. During the year ended December 31, 2016, the private investor converted a principal amount $152,000 of convertible notes in exchange for 64,000,000 common shares. There was $2,794,000 of July 2016 Notes outstanding as of December 31, 2016.

At December 9, 2016 the July 2016 Notes were in default due to the Company's insufficient amount of authorized and unissued shares not meeting the minimum amount of reserve share requirement outlined in the July 2016 Note Agreement. Further, on December 14, 2016 the Company's stock price fell below $0.005 per share triggering another event of default per the July 2016 Note Agreement. Upon default the interest rate increases to 24% per annum and the holder of the July 2016 Notes has the option to accelerate the Note and demand cash payment of the Mandatory Default Amount consisting of a 25% premium of the principal balance plus any accrued and unpaid interest. The Company has accrued interest at the 24% starting on December 9, 2016 through December 31, 2016. At December 31, 2016 all amounts related to the July 2016 Notes have been included in short term liabilities.

All principal and accrued interest on the July 2016 Notes are convertible at any time, in whole or in part, at the option of the private investor into shares of common stock at a variable conversion price equal to the lowest of (i) $0.045, (ii) 70% of the lowest volume weighted average price (“VWAP”) of our common stock for the 10 consecutive trading day period prior to the conversion date or (iii) 70% of the lowest closing bid price of our common stock for the 10 consecutive trading day period prior to the conversion date. If certain defined triggering events occur, then the conversion price would thereafter be reduced (and only reduced), to equal 60% of the lower of (i) the lowest closing bid price of the common stock for the 30 consecutive trading day period prior to the conversion date or (ii) the lowest VWAP of the common stock for the thirty consecutive trading day period prior to the conversion date. In addition, on the 90th day and also on the 180th day from the day of the July 2016 Notes securities purchase agreement, the private investor may reset the Fixed Conversion Price to thereafter be equal to the VWAP of the common stock for such day or if such 90th or 180th day is not a trading day, then the VWAP for the immediately preceding trading day.

The Company classified the July 2016 Notes as a liability pursuant to ASC 480 on the closing date due to the structure of the financing agreement, whereby the Company has an unconditional obligation that the Company may settle by issuing a variable number of common shares with a monetary value that is fixed and known at inception.

Pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion option in the July 2016 Notes were deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. At closing, a derivative liability and a corresponding debt discount in the amount of $3,155,000 was recorded. The debt discount will be charged to interest expense ratably over the life of the July 2016 Notes.

The derivative liability associated with the July 2016 Notes is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At December 31, 2016, the Company conducted a fair value assessment of the embedded derivative associated with the July 2016 Notes. As a result of the fair value assessment, the Company recorded a $1,923,000 loss as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Condensed Consolidated Statements of Operations for the year ended December 31, 2016 to properly reflect the fair value of the embedded derivative of $5,079,000 as of December 31, 2016.

The derivative associated with the July 2016 Notes approximates management’s estimate of the fair value of the embedded derivative liability at December 31, 2016 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 59%, present value discount rate of 12% and dividend yield of 0%.

NOTE 16. SERIES I PREFERRED STOCK AND SERIES I CONVERTIBLE NOTES

Series I Preferred Stock

On July 26, 2016, the Company entered into a securities purchase agreement with a private investor for the placement of approximately $536,000 of the Company’s Series I Preferred Stock. At Closing, the Company issued a total of 536 shares of Series I Preferred Stock to the private investor in exchange for the cancellation of an outstanding $536,000 promissory note (including accrued interest) of the Company held by the private investor.

Shares of the Series I Preferred Stock (including the amount of any accrued and unpaid dividends thereon) are convertible at the option of the holder into common stock at a fixed conversion price of $0.03 per share. Holders of the Series I Preferred Stock are entitled to dividends in the amount of 10% per annum. One year after issuance, the Company is required to redeem for cash all or any portion of the outstanding shares of the Series I Preferred Stock at a price per share equal to $1,000 plus any accrued but unpaid dividends thereon.

The Series I Preferred Stock is classified outside of permanent equity, in mezzanine equity, on the Company’s Consolidated Balance Sheets as a result of this redemption feature in accordance with ASC Topic 480, Distinguishing liabilities from equity, as well as other applicable guidance. As of December 31, 2016, there were 0 shares of Series I Preferred Stock outstanding. See Series I Convertible Notes section below for more on the exchange of Series I Preferred Shares for Series I Convertible Notes.

A beneficial conversion feature in the amount of $286,000 was recorded as a discount upon issuance of the shares. The unamortized discount was written off upon the exchange of the Preferred Shares for the Series I Convertible Notes for the period ended December 31, 2016.

Series I Convertible Notes

On September 13, 2016, the Series I Holder entered into an assignment agreement with another investor. Pursuant to the assignment agreement, the investor has the option to purchase, from time to time, all or any portion of the outstanding shares of Series I Preferred Stock from the Series I Holder for cash. The Company had 326 shares of Series I Preferred Stock that remained outstanding as of September 13, 2016.

On September 13, 2016, the Company and the investor also entered into an exchange agreement, whereby the investor has the right, from time to time, to surrender to the Company for cancellation and exchange any shares of Series I Preferred Stock it acquires pursuant to the assignment agreement. Any surrendered shares of Series I Preferred Stock would be exchanged for newly issued Series I Convertible Notes. The principal amount of the Series I Convertible Notes to be issued in exchange shall be equal to (i) $1,000 for each share of Series I Preferred Stock surrendered for exchange plus (ii) the amount of any dividends accrued and unpaid on such Series I Preferred Stock surrendered for exchange.

Unless earlier converted or prepaid, all of the Series I Convertible Notes will mature one year after issuance. The Series I Convertible Notes bear interest at a rate of 10% per annum, subject to increase to 24% per annum upon the occurrence and continuance of an event of default (as described below). Principal and interest on the Series I Convertible Notes is payable on the maturity date or upon any earlier conversion. Principal and interest are payable in cash or, if specified equity conditions are met, shares of common stock. During the year ended December 31, 2016, the investor exercised their option to exchange 326 Series I Preferred Shares, representing a value of $326,000, resulting in the creation of $333,000 of Series I Convertible Notes.

During the year ended December 31, 2016, the investor exercised their option to convert $107,000 of Series I Convertible Notes, resulting in the issuance of 14,816,862 shares of common stock. A principal balance of $226,000 of the Series I Convertible Notes was outstanding at December 31, 2016.

Pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion option in the Series I Convertible Notes were deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. At closing, a derivative liability and a corresponding debt discount in the amount of $275,000 was recorded. The debt discount will be charged to interest expense ratably over the life of the Series I Convertible Notes.

The derivative liability associated with the Series I Convertible Notes is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At December 31, 2016, the Company conducted a fair value assessment of the embedded derivative associated with the Series G Preferred Stock. As a result of the fair value assessment, the Company recorded a $78,000 gain as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Condensed Consolidated Statements of Operations for the year ended December 31, 2016 to properly reflect the fair value of the embedded derivative of $197,000 as of December 31, 2016.

The derivative associated with the Series I Convertible Notes approximates management’s estimate of the fair value of the embedded derivative liability at December 31, 2016 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 64% present value discount rate of 12% and dividend yield of 0%.

NOTE 17. SERIES J PREFERRED STOCK AND SERIES J-1 PREFERRED STOCK

Series J Preferred Stock

On September 13, 2016, the Company entered into a securities purchase agreement with a private investor to issue 1,350 shares of Series J Preferred Stock for $1,350,000. At closing, the Company issued a total of 225 shares of Series J Preferred Stock to the private investor in exchange for gross proceeds of $225,000. The Company issued an additional 1,125 shares of Series J Preferred Stock in exchange for gross proceeds of $1,125,000 in five subsequent closings occurring in October and November 2016.

Shares of the Series J Preferred Stock (including the amount of any accrued and unpaid dividends thereon) will be convertible at the option of the holder into common stock at a fixed conversion price of $0.015 per share. Holders of the Series J Preferred Stock will be entitled to dividends in the amount of 10% per annum. One year after issuance, the Company is required to redeem for cash all or any portion of the outstanding shares of the Series J Preferred Stock at a price per share equal to $1,000 plus any accrued but unpaid dividends thereon. During the year ended December 31, 2016, the investor did not exercise their option to exchange any Series J Preferred Shares for common stock. There were 1,350 shares of Series J Preferred Stock outstanding at December 31, 2016.

The Company classified the Series J Preferred Stock as a liability pursuant to ASC 480 on the closing date due to the structure of the financing agreement, whereby the Company has an unconditional obligation that the Company may settle by issuing a variable number of common shares with a monetary value that is fixed and known at inception.

Series J-1 Preferred Stock

On October 14, 2016, the Company entered into a securities purchase agreement with a private investor to issue 1,000 shares of Series J-1 Preferred Stock for $1,000,000. At Closing, the Company issued a total of 100 shares of Series J-1 Preferred Stock to the private investor in exchange for gross proceeds of $100,000. The Company has issued an additional 900 shares of Series J Preferred Stock in exchange for gross proceeds of $900,000 in six subsequent closings occurring between November 2016 and February 2017. The Company had 700 shares of Series J-1 Preferred Stock issued and outstanding as of December 31, 2016.

Shares of the Series J-1 Preferred Stock (including the amount of any accrued and unpaid dividends thereon) will be convertible at the option of the holder into common stock at a fixed conversion price of $0.0125 per share. Holders of the Series J-1 Preferred Stock will be entitled to dividends in the amount of 10% per annum. One year after issuance, the Company is required to redeem for cash all or any portion of the outstanding shares of Series J-1 Preferred Stock at a price per share equal to $1,000 plus any accrued but unpaid dividends thereon.

The Company classified the Series J-1 Preferred Stock as a liability pursuant to ASC 480 on the closing date due to the structure of the financing agreement, whereby the Company has an unconditional obligation that the Company may settle by issuing a variable number of common shares with a monetary value that is fixed and known at inception.

NOTE 18. ADAR BAYS CONVERTIBLE NOTES AND EXCHANGE OF SERIES A PREFERRED STOCK

Adar Bays Convertible Notes

On October 5, 2016, the Company entered into a securities purchase agreement with a private investor (“Adar Bays”) for the private placement of $330,000 principal amount of Adar Bays Convertible Notes. At Closing, the Company sold and issued $330,000 principal amount of Adar Bays Convertible Notes to Adar Bays in exchange for $300,000 of gross proceeds.

Unless earlier converted or prepaid, (i) $110,000 principal amount of the Adar Bays Convertible Notes will mature on December 5, 2016, (ii) $110,000 principal amount of the Adar Bays Convertible Notes will mature on January 3, 2017, and (iii) $110,000 principal amount of the Adar Bays Convertible Notes will mature on February 3, 2017. The maturity dates of these notes were subsequently extended to December 31, 2017. The Adar Bays Convertible Notes bear interest at a rate of 6% per annum, subject to increase to 24% per annum upon the occurrence and continuance of an event of default (as described below). During the year ended December 31, 2016 the holder redeemed $128,000 of the Adar Bays Convertible Notes along with accrued interest of $2,000 resulting in the issuance of 42,857,508 shares of common stock including the 50% Make-Whole Dividend discussed in Note 19. After conversions the remaining balance was $202,000 of the Adar Bays Convertible Notes as of December 31, 2016.

All principal and accrued interest on the Adar Bays Convertible Notes are convertible at any time, in whole or in part, at the option of Adar Bays into shares of common stock at a variable conversion price equal to 80% of the lowest closing bid price of the Company’s common stock for the fifteen consecutive trading day period prior to the conversion date. After the six month anniversary of the issuance of any Adar Bays Convertible Note, the conversion price for such note shall thereafter be equal to 50% of the lowest closing bid price of the Company’s common stock for the fifteen consecutive trading day period prior to the conversion date.

Principal on the Adar Bays Convertible Notes is payable on the maturity date. Principal on the Adar Bays Convertible Notes is payable in cash. Interest on the Adar Bays Convertible Notes is payable from time to time in the form of shares of common stock using the conversion price formula described above.

The Adar Bays Convertible Notes contain standard and customary events of default including but not limited to: (i) failure to make payments when due under the Adar Bays Convertible Notes; and (ii) bankruptcy or insolvency of the Company.

Pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion option in the Adar Bays Convertible Notes were deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. At closing, a derivative liability and a corresponding debt discount in the amount of $330,000 was recorded. The fair value of the derivative was greater than the face value at issuance and the difference of $341,000 was charged to interest expense at issuance. The remaining debt discount will be charged to interest expense ratably over the life of the Adar Bays Convertible Notes.

The derivative liability associated with the Adar Bays Convertible Notes is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At December 31, 2016, the Company conducted a fair value assessment of the embedded derivative associated with the Adar Bays Convertible Notes. As a result of the fair value assessment, the Company recorded a $126,000 gain as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Condensed Consolidated Statements of Operations for the year ended December 31, 2016 to properly reflect the fair value of the embedded derivative of $545,000 as of December 31, 2016.

The derivative associated with the Adar Bays Convertible Notes approximates management’s estimate of the fair value of the embedded derivative liability at December 31, 2016 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 67%, present value discount rate of 12% and dividend yield of 0%.

Exchange of Outstanding Series A Preferred Stock for Convertible Notes

In 2013, the Company completed private placement to one accredited investor (the “Series A Holder”) of its Series A Convertible Preferred Stock. Prior to the exchange agreement described below the Company had 165,541 shares of Series A Preferred Stock that remained outstanding as of October 6, 2016.

On October 6, 2016, the Series A Holder entered into an exchange agreement (the “Exchange Agreement”) with Adar Bays. Pursuant to the exchange agreement, beginning December 5, 2016, Adar Bays has the option to exchange, from time to time, all or any portion of the Adar Bays Convertible Notes for outstanding shares of Series A Preferred Stock from the Series A Holder. As of December 31, 2016, the Series A Holder held $202,000 of the Adar Bays Convertible Notes.

The parties will first calculate the number of shares of common stock that the principal and accrued but unpaid interest of the Adar Bays Convertible Notes to be exchanged are convertible into using the formula set described below (the “As-Converted Common Share Number”). The parties shall next calculate that number of shares of Series A Preferred Stock to be exchanged (including accrued and unpaid dividends and make-whole amounts) that, upon conversion in accordance with the terms of the Series A Preferred Stock, would result in the issuance, as of the effective date of the exchange, of the As-Converted Common Share Number.

The principal and accrued but unpaid interest on the exchanged portion of the Adar Bays Convertible Notes shall be calculated into the As-Converted Common Share Number by using the following formula. The As-Converted Common Share Number shall be equal to 80% of the lowest closing bid price of the Company common stock for the fifteen trading days immediately preceding the date on which a notice of exchange is delivered. Subsequent to any exchange, the parties shall have the rights to convert the securities received (Adar Bays Convertible Notes or Series A Preferred Stock, as applicable) upon the exchange in accordance with the terms of such securities.

NOTE 19. MAKE-WHOLE DIVIDEND LIABILITY
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
The Company concluded the make-whole payments should be characterized as embedded derivatives under ASC 815. See Note 3. Summary of Significant Accounting Policies and Note 20. Stockholders' Equity. Make-whole dividends are expensed at the time of issuance and recorded as "Deemed dividends on Preferred Stock and accretion of warrants" in the Consolidated Statements of Operations and "Make-whole dividend liability" in the Consolidated Balance Sheets. The fair value of these dividend liabilities, which are indexed to the Company's common stock, must be evaluated at each period end. The fair value measurements rely primarily on Company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. Fair value determination required forecasting stock price volatility, expected average annual return and conversion date. As a result of this analysis, during the year ended December 31, 2015, the Company recorded a net increase in fair value of the liability in the amount of $3.5 million, recorded as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in Other Income/(Expense) in the Consolidated Statements of Operations and in the Statement of Cash Flows. During the year ended December 31, 2016, there was no change in the fair value of the make-whole liability from the fair value at December 31, 2015.
At December 31, 2016, there were 125,044 shares of Series A Preferred Shares outstanding. At December 31, 2016, the Company was entitled to redeem the outstanding Series A preferred shares for $1.7 million, plus a make-whole amount of $0.5 million, payable in cash or common shares. The fair value of the make-whole dividend liability for the Series A Preferred Shares, which approximates cash value, was $0.5 million as of December 31, 2016.

NOTE 20. STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock
At December 31, 2016, the Company had 2,000,000,000 shares of common stock, $0.0001 par value, authorized for issuance. Each share of common stock has the right to one vote. As of December 31, 2016, the Company had 554,223,320 shares of common stock outstanding. The Company has not declared or paid any dividends related to its common stock through December 31, 2016.
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

On May 26, 2016, the Company, a Delaware corporation, filed a Certificate of Amendment with the Secretary of State of the State of Delaware to effect a reverse stock split of the Company’s common stock, par value $0.0001 per share at a ratio of one-for-twenty. The Certificate of Amendment did not change the number of authorized shares, or the par value, of the Company’s common stock. The Certificate of Amendment provides that every twenty shares of the Company’s issued and outstanding common stock were automatically combined into one issued and outstanding share of the Company’s common stock. All shares and per share amounts in the consolidated financial statements and accompanying notes have been retroactively adjusted to give effect to the reverse stock split.
TFG Radiant Purchases of Common Stock
In April and June 2015, the Company entered into securities purchase agreements with TFG Radiant for private placements of totaling of 100,000 shares of the Company’s common stock which resulted in gross proceeds of approximately $2 million to the Company.
As of December 31, 2016, TFG Radiant's ownership was less than 1% of the Company's outstanding Common Stock.
Shelf Registration
In October 2014, the Company filed a “shelf” Registration Statement on Form S-3 with the SEC. With the shelf registration, the Company may from time to time sell common stock, preferred stock, warrants or some combination in one or more offerings for up to $25.0 million. The registration became effective October 16, 2014. This shelf registration replaces the Company's prior shelf registration statement. As of December 31, 2016, approximately $22.0 million was unused on the shelf registration.
Preferred Stock
At December 31, 2016, the Company had 25,000,000 shares of preferred stock, $0.0001 par value, authorized for issuance. Preferred stock may be issued in classes or series. Designations, powers, preferences, rights, qualifications, limitations and restrictions are determined by the Company’s Board of Directors. 750,000 shares have been designated as Series A preferred stock, 3,000 shares have been designated as Series D preferred stock, 2,500 shares have been designated as Series D-1 preferred stock, and 2,800 shares have been designated as Series E preferred stock, 7,000 shares have been designated as Series F preferred stock, 2,000 shares have been designated as Series G preferred stock, 1,350 shares have been designated as Series J preferred stock, and 1,000 shares have been designated as Series J-1 preferred stock. As of December 31, 2016, the Company had 125,044 shares of Series A preferred stock, 0 shares of Series D preferred stock, 0 shares of Series D-1 preferred stock, and 120 shares of Series E preferred stock, 160 shares of Series F preferred stock, 1,108 shares of Series G preferred stock, 1,350 shares of Series J preferred stock, and 700 shares of Series J-1 preferred stock, outstanding. The Company has no declared unpaid dividends related to the preferred stock as of December 31, 2016.
Series A preferred stock: In June 2013, the Company entered into a securities purchase agreement with an investor to sell an aggregate of 750,000 shares of Series A Preferred Stock at a price of $8.00 per share, resulting in gross proceeds of $6,000,000. This purchase agreement included warrants to purchase up to 13,125 shares of common stock of the Company. The transfer of cash and securities took place incrementally, the first closing occurring on June 17, 2013 with the transfer of 125,000 shares of Series A preferred stock and a warrant to purchase  2,188 shares of common stock for $1,000,000. The final closing took place in August 2013, with the transfer of 625,000 shares of Series A preferred stock and a warrant to purchase  10,937 shares of common stock for $5,000,000.
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
The Series A preferred stock may be converted into shares of common stock at the option of the Company if the closing price of the common stock exceeds $232.00, as adjusted, for 20 consecutive trading days, or by the holder at any time. The Company has the right to redeem the Series A preferred stock at a price of $8.00 per share, plus any accrued and unpaid dividends, plus the make-whole amount (if applicable). At December 31, 2016, the preferred shares were not eligible for conversion to common shares, at the option of the Company. The holder of the preferred shares may convert to common shares at any time, at no cost, at a ratio of 1 preferred share into 1 common share (as adjusted for the Reverse Stock Split, subject to standard ratable anti-dilution adjustments). Upon any conversion (whether at the option of the Company or the holder), the holder is entitled to receive any accrued but unpaid dividends and also any make-whole amount (if applicable). See Note 18. Make-whole dividend liability.
During the twelve months ended December 31, 2016 the holders of the Series A preferred stock converted 87,346 preferred shares into 4,367 shares of common stock. As a result of these conversions, the Company paid make-whole dividends in the amount of 49,796,077 shares of common stock in lieu of a cash payment of $349,000.
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
The warrants offered as part of the securities purchase agreement have a three year term and require payment of an exercise price of $9.00 per common share to the Company. As of December 31, 2016 these warrants had expired.
Series D and D-1 preferred stock: Refer to Note 9 for descriptions of the Convertible Notes, Series D Preferred Stock, Series D-1 Preferred Stock, and Right Shares.
Series E preferred stock: Refer to Note 11 for descriptions of the Series E Preferred Stock and the Committed Equity Line.
Series F preferred stock: Refer to Note 12 for descriptions of the Series F Preferred Stock.
Series G preferred stock: Refer to Note 13 for descriptions of the Series G Preferred Stock.
Series H preferred stock: Refer to Note 14 for descriptions of the Series H Preferred Stock and July 2016 Convertible Notes.
Series I preferred stock: Refer to Note 15 for descriptions of the Series I Preferred Stock and the Series I Convertible Notes.
Series J and J-1 preferred stock: Refer to Note 16 for descriptions of the Series J Preferred Stock and the Series J-1 Preferred Stock.

NOTE 21. EQUITY PLANS AND SHARE-BASED COMPENSATION
Stock Option Plan: The Company’s 2005 Stock Option Plan, as amended (the “Stock Option Plan”) provides for the grant of incentive or non-statutory stock options to the Company’s employees, directors and consultants. Upon recommendation of the Board of Directors, the stockholders approved an increase in the total shares of common stock reserved for issuance under the Stock Option Plan to 270,000 as of December 31, 2016 and 2015.
Restricted Stock Plan: The Company’s 2008 Restricted Stock Plan, as amended (the “Restricted Stock Plan”) was adopted by the Board of Directors and was approved by the stockholders on July 1, 2008. The Restricted Stock Plan initially reserved up to 75,000 shares (as adjusted for the Reverse Stock Split) of the Company’s common stock for restricted stock awards and restricted stock units to eligible employees, directors and consultants of the Company. Upon recommendation of the Board of Directors, the stockholders approved an increase in the total shares of common stock reserved for issuance under the Restricted Stock Plan to 750,000 and 125,000 shares as of December 31, 2016 and 2015, respectively.
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
The share-based compensation expense recognized in the Consolidated Statements of Operations was as follows:

	For the years ended December 31,
	2016	2015
Share-based compensation cost included in:
Research, development and manufacturing operations	$181,985	$253,298
Selling, general and administrative	706,363	603,516
Total share-based compensation cost	$888,348	$856,814

The following table presents share-based compensation expense by type:

	For the years ended December 31,
	2016	2015
Type of Award:
Stock Options	$377,653	$550,787
Restricted Stock Units and Awards	510,695	306,027
Total share-based compensation cost	$888,348	$856,814

Stock Options: The Company recognized share-based compensation expense for stock options of $378,000 to officers, directors and employees for the year ended December 31, 2016 related to stock option awards, reduced for estimated forfeitures. The weighted average estimated fair value of employee stock options granted for the years ended December 31, 2016 and 2015 was $1.14 and $0.72 per share, respectively. Fair value was calculated using the Black-Scholes Option Pricing Model with the following assumptions:

	For the years ended December 31,
	2016	2015
Expected volatility	114.6%	92.6%
Risk free interest rate	1.5%	1.7%
Expected dividends	—	—
Expected life (in years)	5.8	5.9

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
As of December 31, 2016, total compensation cost related to non-vested stock options not yet recognized was $97,000 which is expected to be recognized over a weighted average period of approximately 1.48 years. As of December 31, 2016, 67,015 shares were vested or expected to vest in the future at a weighted average exercise price of $41.98. As of December 31, 2016, 189,475 shares remained available for future grants under the Option Plan.

The following table summarizes stock option activity for grants made within the Stock Option Plan:

	Stock Option Shares	Stock Options Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2014	12,212	$256.40	7.84	$96
Granted	74,852	$19.20
Exercised	—	$—		$—
Forfeited	(13,194)	$31.00
Outstanding at December 31, 2015	73,870	$56.43	8.84	$—
Granted	33,250	$1.35
Exercised	—	$—		$—
Forfeited	(30,206)	41.15
Outstanding at December 31, 2016	76,914	$37.67	8.28	$—
Exercisable at December 31, 2016	24,654	$94.46
Restricted Stock: The Company recognized share-based compensation expense related to restricted stock grants of $511,000 for the year ended December 31, 2016. The weighted average estimated fair value of restricted stock grants for the years ended December 31, 2016 and 2015 was $1.97 and $0.57, respectively.

Total unrecognized share-based compensation expense from unvested restricted stock as of December 31, 2016 was $27,000 which is expected to be recognized over a weighted average period of approximately 0.17 years. As of December 31, 2016, 164,119 shares were expected to vest in the future. As of December 31, 2016, 495,848 shares remained available for future grants under the Restricted Stock Plan.
The following table summarizes non-vested restricted stock and the related activity as of and for the years ended December 31, 2016 and 2015:

	Shares	Weighted Average Grant-Date Fair-Value
Non-vested at December 31, 2014	557	$140.00
Granted	33,569	$11.40
Vested	(13,624)
Forfeited	—
Non-vested at December 31, 2015	20,502	$5.59
Granted	245,414	1.97
Vested	(63,787)
Forfeited	(36,768)
Non-vested at December 31, 2016	165,361	$1.84

NOTE 22. INCOME TAXES
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
At December 31, 2016, the Company had $294,689,000 of cumulative net operating loss carryforwards for federal income tax purposes that were available to offset future taxable income through the year 2036. Under the Internal Revenue Code, the future utilization of net operating losses may be limited in certain circumstances where there is a significant ownership change. The Company prepared an analysis for the year ended December 31, 2012 and determined that a significant change in ownership has occurred as a result of the cumulative effect of the sales of common stock through its offerings. Such change limited the Company's utilizable net operating loss carryforwards to $207,647,000 for the year ended December 31, 2016. Available net operating loss carryforwards may be further limited in the event of another significant ownership change.
Deferred income taxes reflect an estimate of the cumulative temporary differences recognized for financial reporting purposes from that recognized for income tax reporting purposes. At December 31, 2016 and 2015, the components of these temporary differences and the deferred tax asset were as follows:

	As of December 31
	2016	2015
Deferred Tax Asset
Current:
Accrued Expenses	$192,000	$412,000
Inventory Allowance	234,000	253,000
Other	43,000	26,000
Total Current	469,000	691,000
Non-current:
Stock Based Compensation-Stock Options and Restricted Stock	1,919,000	1,730,000
Tax effect of NOL carryforward	79,384,000	65,935,000
Depreciation	17,406,000	20,859,000
Amortization	(637,000)	(607,000)
Warranty reserve	68,000	102,000
Total Non-current	98,140,000	88,019,000
Net deferred tax asset	98,609,000	88,710,000
Less valuation allowance	(98,609,000)	(88,710,000)
Net deferred tax asset	$—	$—
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical losses and projections of future taxable income over the periods in which the deferred tax assets are deductible, management believes it is not "more-likely-than-not" that the Company will realize the benefits of these deductible differences at December 31, 2016. The Company’s deferred tax valuation allowance of $98,609,000 reflected above is an increase of $9,899,000 from the valuation allowance reflected as of December 31, 2015 of $88,710,000, resulting from the decrease in net loss.
As of December 31, 2016, the Company has not recorded a liability for uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax (benefit)/expense. No interest and penalties related to uncertain tax positions were accrued at December 31, 2016.
The Company’s effective tax rate for the years ended December 31, 2016 and 2015 differs from the statutory rate due to the following (expressed as a percentage of pre-tax income):

	2016	2015
Federal statutory rate	35.0%	35.0%
State statutory rate	2.6%	3.5%
Change in rate	—%	(0.9)%
Permanent tax differences	(0.1)%	(0.3)%
Change in fair value of derivatives	0.9%	(44.3)%
Deemed interest expense on debt discount	(5.1)%	(0.9)%
Loss on extinguishment of liabilities	(5.9)%	43.7%
Other	(1.8)%	(0.3)%
Increase in valuation allowance	(25.6)%	(35.6)%
	—%	—%

NOTE 23. RELATED PARTY TRANSACTIONS
TFG Radiant owns less than 1% of the Company's outstanding common stock as of December 31, 2016.
On August 29, 2016, the Company entered into a note purchase agreement with Tertius Financial Group Pte. Ltd. (“Tertius" or "TFG”) for the private placement of $330,000 of the Company’s original issue discount notes (“Notes”). On August 29, 2016, the Company sold and issued $330,000 principal amount of Notes to Tertius in exchange for $300,000 of gross proceeds.
Tertius is an investment firm located in Singapore. Victor Lee, the Company’s President and CEO, is a managing director and 50% owner of Tertius. As of December 31, 2016, Tertius owned 13% of the Company's outstanding common stock.
The Notes will mature November 29, 2016. The Notes bear interest at a rate of 6% per annum. Principal and interest on the Notes are payable on November 29, 2016. The Notes are unsecured and not convertible into equity shares of the Company.
On December 6, 2016, the Company issued a new $600,000 original issue discount note to Tertius in exchange for (i) $200,000 of gross proceeds and (ii) cancellation of the existing outstanding $330,000 note. The outstanding balance of the note is $602,000 (including accrued and unpaid interest) with a discount of $60,000 as of December 31, 2016.
The new Tertius note (i) will mature on December 31, 2017 and (ii) will bear interest at a rate of 6% per annum. Principal and interest on the new Tertius note is payable at maturity. The new Tertius note is unsecured and is not convertible into equity shares of the Company.

NOTE 24. COMMITMENTS AND CONTINGENCIES

Investment Banking Settlement
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
On April 16, 2014, the parties settled the lawsuit where the Company agreed to pay Jefferies a total of $2.0 million in equal installments over 40 months. The Company has paid $1,650,000 through December 31, 2016.
The Company records a liability in its financial statements for costs related to claims, including settlements and judgments, where the Company has assessed that a loss is probable and an amount can be reasonably estimated. The Company accrued $1.7 million, the net present value of the $2.0 million settlement, as of December 31, 2013. As of December 31, 2016, $0 was accrued for the long-term portion of this settlement and $339,000 was recorded as Accrued litigation settlement, current portion, in the Consolidated Balance Sheets.
Patent Infringement Settlement

On March 30, 2016, the Company was notified that iPowerUp, Inc. ("IP") had filed a complaint against the Company alleging that certain products infringed on two patents held by IP.

On November 3, 2016, the Company and IP entered into a settlement agreement whereas the Company will pay IP $20,000 and transfer 8,000 units of certain products to IP. The $20,000 is payable in 12 installments over a period of January 1, 2017 through October 15, 2017. The first two installments will in the amount of $5,000 followed by 10 installments in the amount of $1,000. The transfer 8,000 units will consist of 3 different product lines named in the complaint and are to be transfered in saleable retail condition to IP on or before December 5, 2016. Further, the Company will cease to offer the products mentioned in the compliant for sale in the United States. Upon completion of the aforementioned settlement terms both companies release all liability in regards to the complaint.
The Company records a liability in its financial statements for costs related to claims, including settlements and judgments, where the Company has assessed that a loss is probable and an amount can be reasonably estimated. As of December 31, 2016 the Company has recorded a short term liability in the amount of $20,000 in the Consolidated Balance Sheets for the costs related to the settlement. The Company has also recognized $133,000, the cost basis for the 8,000 units of inventory to be sent to IP, as an expense for the year ended December 31, 2016.

NOTE 25. RETIREMENT PLAN
On July 1, 2006, the Company adopted a qualified 401(k) plan which provides retirement benefits for all of its eligible employees. Under the plan, employees become eligible to participate at the first entry date, provided they are at least 21 years of age. The participants may elect through salary reduction to contribute up to ceilings established in the Internal Revenue Code. The Company will match 100% of the first six percent of employee contributions. In addition, the Company may make discretionary contributions to the Plan as determined by the Board of Directors. Employees are immediately vested in all salary reduction contributions. Rights to benefits provided by the Company’s discretionary and matching contributions vest 100% after the first year of service for all employees hired before January 1, 2010. For employees hired after December 31, 2009, matching contributions vest over a three-year period, one-third per year. Payments for 401(k) matching totaled $338,230 and $333,636 for the years ended December 31, 2016 and 2015, respectively. Payments for 401(k) matching are recorded under “Research, development and manufacturing operations" expense and “Selling, general and administrative" expense in the Consolidated Statements of Operations.

NOTE 26. JOINT VENTURE
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

NOTE 27. SUBSEQUENT EVENTS

Offering of Unsecured Non-Convertible Notes

On January 10, 2017, the Company entered into a note agreement in the amount of $250,000 with one accredited investor. The note bears interest at 12% per annum and matures on July 10, 2017. Principal and interest on this note are payable at maturity. This note is not convertible into equity shares of the Company and is unsecured.

On January 16, 2017, the Company entered into a note agreement in the amount of $300,000 with one accredited investor. The note bears interest at 12% per annum and matures on July 16, 2017. Principal and interest on this note are payable at maturity. This note is not convertible into equity shares of the Company and is unsecured.

On January 17, 2017, the Company entered into a note agreement in the amount of $700,000 with one accredited investor. The note bears interest at 12% per annum and matures on July 17, 2017. Principal and interest on this note are payable at maturity. This note is not convertible into equity shares of the Company and is unsecured.

On February 7, 2017, the Company entered into a note agreement in the amount of $300,000 with one accredited investor. The note bears interest at 12% per annum and matures on August 7, 2017. Principal and interest on this note are payable at maturity. This note is not convertible into equity shares of the Company and is unsecured.

On February 13, 2017, the Company entered into a note agreement in the amount of $140,000 with one accredited investor. The note bears interest at 12% per annum and matures on August 13, 2017. Principal and interest on this note are payable at maturity. This note is not convertible into equity shares of the Company and is unsecured.

On February 27, 2017, the Company entered into a note agreement in the amount of $400,000 with one accredited investor. The note bears interest at 12% per annum and matures on August 27, 2017. Principal and interest on this note are payable at maturity. This note is not convertible into equity shares of the Company and is unsecured.

On March 13, 2017, the Company entered into a note agreement in the amount of $300,000 with one accredited investor. The note bears interest at 12% per annum and matures on September 13, 2017. Principal and interest on this note are payable at maturity. This note is not convertible into equity shares of the Company and is unsecured.

On March 24, 2017, the Company entered into a note agreement in the amount of $400,000 with one accredited investor. The note bears interest at 12% per annum and matures on September 24, 2017. Principal and interest on this note are payable at maturity. This note is not convertible into equity shares of the Company and is unsecured.

On April 6, 2017, the Company entered into a note agreement in the amount of $103,000 with one accredited investor. The note bears interest at 10% per annum and matures on October 6, 2017. Principal and interest on this note are payable at maturity. This note is not convertible into equity shares of the Company and is unsecured.

Offering of Restricted Common Stock

On January 19, 2017, the Company issued 333,333,333 shares of unregistered common stock in a private placement to Tertius Financial Group ("TFG") pursuant to a Securities Purchase Agreement (the “SPA”).

Pursuant to the SPA, the Company issued the 333,333,333 shares to TFG in exchange for cancellation of its $600,000 promissory note (including accrued interest of approximately $4,340) that was issued by the Company on December 6, 2016. The SPA does not provide any registration rights for the shares issued to TFG.

The new ownership by TFG represents approximately 24% of the outstanding shares of common stock of the Company on a post transaction basis. There are no registration rights.

TFG is a Singapore based entity controlled and 50% owned by Ascent’s President & CEO, Victor Lee.

See Notes 9 and 23 for further information.

Offering of Series K Convertible Preferred Stock

On February 8, 2017, the Company, entered into a securities purchase agreement (“Series K SPA”) with a private investor (“Investor”), for the private placement of up to $20,000,000 of the Company’s newly designated Series K Convertible Preferred Stock (“Series K Preferred Stock”).

The Company will sell 1,000 shares of Series K Preferred Stock to Investor in exchange for $1,000,000 of gross proceeds on or before each of (i) February 24, 2017, (ii) March 27, 2017, (iii) April 27, 2017, (iv) May 27, 2017 and (v) June 27, 2017. The Company will sell 15,000 shares of Series K Preferred Stock to Investor in exchange for $15,000,000 of gross proceeds on or before July 27, 2017. The closing of this tranche is conditioned upon the Company and Investor agreeing to mutually satisfactory restrictions providing that Company’s use of such $15,000,000 proceeds shall be limited to $1,000,000 per month. As of the issuance date, $450,000 in cash proceeds have been received from the private investor. The Company expects to receive the full funding amount outlined above during 2017 in various tranches.

The Series K Preferred Stock ranks senior to the Company’s common stock in respect to dividends and rights upon liquidation. The Series K Preferred Stock will not have voting rights and the holders of the Series K Preferred Stock will not be entitled to any fixed rate of dividends.

The shares of the Series K Preferred Stock will be convertible at the option of the holder into common stock at a fixed conversion price equal to $0.004. At no time may the Series K Preferred Stock be converted if the number of shares of common stock to be received by Investor pursuant to such conversion, when aggregated with all other shares of common stock then beneficially (or deemed beneficially) owned by Investor, would result in Investor beneficially owning more than 19.99% of all common stock then outstanding.

The Company is required to redeem for cash any outstanding shares of the Series K Preferred Stock at a price per share equal to $1,000 plus any accrued but unpaid dividends (if any) thereon on the fifth anniversary of the date of the original issue of such shares.

If Investor defaults in closing on any tranche of the Series K Preferred Stock, the Company shall thereafter be entitled to redeem 50% of the then outstanding shares of Series K Preferred Stock at a price per preferred share equal to the $0.01.

Upon our liquidation, dissolution or winding up, holders of Series K Preferred Stock will be entitled to be paid out of our assets, prior to the holders of our common stock, an amount equal to $1,000 per share plus any accrued but unpaid dividends (if any) thereon.

Sale of Enerplex Intellectual Property Assets

Effective as of February 23, 2017, the Company sold substantially all of its intellectual property (consisting primarily of trademark rights) of its EnerPlex™ consumer brand name to Sun Pleasure Co. Ltd (“SPCL”). SPCL is a Hong Kong based privately held company which has been a primary supplier to, and contract manufacturer for, the Company in its EnerPlex consumer products business. The Company received consideration for the EnerPlex intellectual property assets of (i) a cash payment of $150,000, (ii) settlement of existing amounts due from the Company to SPCL of approximately $1.1 million, and (iii) $100,000 credit to the Company towards the purchase of SPCL products.

As a result of the transfer of the intellectual property related to the EnerPlex brand, the Company will no longer produce or sell EnerPlex-branded consumer products beyond the sell through of the Company’s existing EnerPlex product inventories. The Company retains all intellectual property related to its solar photovoltaic (“PV”) products and business. Following the EnerPlex transfer, the Company will focus on its PV products and business. The Company has agreed to supply PV products to SPCL for incorporation into EnerPlex branded products that may be designed, manufactured and marketed by SPCL in the future.

Increase of Authorized Common Stock

On March 16, 2017, the Company filed a Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware to increase the number of authorized shares of Common Stock from 2,000,000,000 to 20,000,000,000 at a par value of $0.0001. The Certificate of Amendment was approved at the Company’s Special Meeting of Stockholders March 16, 2017.

Exchange of Series J Preferred Stock for Common Stock

On March 24, 2017, the Company agreed to issue 71,636,432 shares of Common Stock to one accredited investor in exchange for the cancellation of 100 shares of outstanding Series J Preferred Stock (including accrued dividends) held by such investor.  The canceled shares of the Series J Preferred Stock had an original issue price of $100,000.

On March 31, 2017, the Company agreed to issue 125,429,895 shares of Common Stock to one accredited investor in exchange for the cancellation of 125 shares of outstanding Series J Preferred Stock (including accrued dividends) held by such investor.  The canceled shares of the Series J Preferred Stock had an original issue price of $125,000.

See Note 17 for further information on Series J Preferred Stock.

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

3.12
Certificate of Designations of Preferences, Rights and Limitations of Series G 10% Preferred Stock (incorporated by reference to Exhibit 2 to Exhibits 10.5 and 10.6 to our Current Report on Form 8-K filed May 2, 2016).

3.13
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated May 26, 2016 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed June 2, 2016)

3.14	Certificate of Designations of Preferences, Rights and Limitations of Series H 7% Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed June 9, 2016)

3.15
Certificate of Designations of Preferences, Rights and Limitations of Series I Preferred Stock (incorporated by reference to Exhibit 2 to Exhibit 10.1 to our Current Report on Form 8-K filed July 28, 2016)

3.16
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated September 15, 2016 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed September 16, 2016)

3.17
Certificate of Designations of Preferences, Rights and Limitations of Series J Preferred Stock (incorporated by reference to Exhibit 2 to Exhibit 10.1 to our Current Report on Form 8-K filed September 23, 2016)

Exhibit No.	Description
3.18	Certificate of Amendment to Series G Certificate of Designations (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed September 23, 2016)

3.19	Certificate of Amendment to Series F Certificate of Designations (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed October 11, 2016)

3.20
Certificate of Designations of Preferences, Rights and Limitations of Series J-1 Preferred Stock (incorporated by reference to Exhibit 2 to Exhibit 10.1 to our Current Report on Form 8-K filed October 20, 2016)

3.21
Certificate of Designations of Preferences, Rights and Limitations of Series K Preferred Stock (incorporated by reference to Exhibit 2 to Exhibit 10.1 to our Current Report on Form 8-K filed February 14, 2017)

3.22
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated March 16, 2017 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed March 17, 2017)

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

Exhibit No.	Description
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

10.8
License Agreement, dated November 21, 2006, between the Company and UD Technology Corporation (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 29, 2006)CTR

10.9
Novation Agreement, dated January 1, 2007, among the Company, ITN Energy Systems, Inc. and the United States Government (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-KSB for the year ended December 31, 2006)

10.10
Construction Loan Agreement, dated February 8, 2008, between the Company and the Colorado Housing and Finance Authority (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K for the year ended December 31, 2007)

10.11
Promissory Note, dated February 8, 2008, issued to the Colorado Housing and Finance Authority (incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10-K for the year ended December 31, 2007)

10.12
Loan Modification Agreement, dated January 29, 2009, between the Company and the Colorado Housing and Finance Authority (incorporated by reference to Exhibit 10.52 to our Annual Report on Form 10-K for the year ended December 31, 2008)

10.13
Securities Purchase Agreement dated as of August 12, 2011 between TFG Radiant Investment Group Ltd. and the Company (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on August 15, 2011)

10.14	Stock Purchase Agreement, dated April 26, 2013, between the Company and Foo Joo Loong (filed as Exhibit 10.1 to our Registration Statement on Form S-3 filed July 1, 2013 (Reg. No. 333-189739))

10.15	Securities Purchase Agreement, dated June 17, 2013, between the Company and Seng Wei Seow (filed as Exhibit 10.2 to our Registration Statement on Form S-3 filed July 1, 2013 (Reg. No. 333-189739))

10.16	Registration Rights Agreement dated June 17, 2013 between the Company and Seng Wei Seow (filed as exhibit 10.2 to our Current Report on Form 8-K filed June 21, 2013)

10.17
First Amendment dated August 7, 2013 to Securities Purchase Agreement and Registration Rights Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 7, 2013)

10.18	Second Amendment dated August 13, 2013 to Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 15, 2013)

10.19†	Executive Employment Agreement, dated April 4, 2014, between the Company and Victor Lee (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 9, 2014) †

10.20	Settlement Agreement and Release dated April 15, 2014 between the Company and Jefferies LLC (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 22, 2014)

10.21	Stock Purchase Agreement, dated July 29, 2014, between the Company and SHTARD Enterprise Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K July 31, 2014)

10.22
Securities Purchase Agreement, dated August 29, 2014, among the Company, Seng Wei Seow and TFG Radiant Investment Group Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 4, 2014)

Exhibit No.	Description
10.23
Securities Purchase Agreement, dated February 19, 2015, between the Company and the Investor named therein(incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 20, 2015)

10.24
Securities Purchase Agreement, dated April 6, 2015, between the Company and TFG Radiant Investment Group Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 7, 2015)

10.25
Securities Purchase Agreement, dated June 10, 2015, between the Company and TFG Radiant Investment Group Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 15, 2015)

10.26	Amendment and Exchange Agreement, dated July 22, 2015 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 23, 2015)

10.27	Right to Receive Common Stock dated July 22, 2015 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed July 23, 2015)

10.28
Confidential Settlement Agreement and General Release, dated as of May 13, 2015, between the Company and William M. Gregorak (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed August 14, 2015)

10.29	Cancellation and Waiver Agreement dated September 4, 2015 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 8, 2015)

10.30	Note Purchase Agreement dated September 4, 2015 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed September 8, 2015)

10.31	Security Agreement dated September 4, 2015 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed September 8, 2015)

10.32	Secured Convertible Promissory Note for $1,000,000 dated September 4, 2015 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed September 8, 2015)

10.33	Secured Convertible Promissory Note for $500,000 dated September 4, 2015 (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed September 8, 2015)

10.34	Joinder to Note Purchase Agreement dated September 28, 2015 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 28, 2015)

10.35	Secured Convertible Promissory Note for $500,000 dated September 28, 2015 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed September 28, 2015)

10.36	Amendment No. 1 dated October 8, 2015 to Cancellation and Waiver Agreement dated September 4, 2015 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 9, 2015)

10.37
Series E Securities Purchase Agreement, dated November 4, 2015, between the Company and Redwood Management, LLC Ltd (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 10, 2015)

10.38
Series E Registration Rights Agreement, dated November 4, 2015, between the Company and Redwood Management, LLC (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed November 10, 2015)

10.39	Equity Line Purchase Agreement dated November 10, 2015 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed November 10, 2015)

10.40	Equity Line Registration Rights Agreement dated November 10, 2015 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed November 10, 2015)

10.41
Amendment No. 2 dated November 22, 2015 to Cancellation and Waiver Agreement dated September 4, 2015 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 23, 2015)

10.42†	Sixth Amended and Restated 2005 Stock Option Plan (incorporated by reference to Annex C of our definitive proxy statement dated May 1, 2015).†

Exhibit No.	Description
10.43†	Sixth Amended and Restated 2008 Restricted Stock Plan Stock Option Plan Plan (incorporated by reference to Annex B of our definitive proxy statement dated May 1, 2015).†

10.44
Series F Securities Purchase Agreement, dated January 19, 2016, between the Company and Redwood Management, LLC Ltd (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 20, 2016)

10.45	Exchange Agreement dated April 29, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 2, 2016)

10.46	Exchange Agreement dated April 29, 2016 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed May 2, 2016).

10.47	Exchange Agreement dated April 29, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 2, 2016)

10.48	Right to Receive Common Stock dated April 29, 2016 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed May 2, 2016)

10.49	Right to Receive Common Stock dated April 29, 2016 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed May 2, 2016)

10.50	Series G Securities Purchase Agreement dated April 29, 2016 (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed May 2, 2016

10.51	Series G Securities Purchase Agreement dated April 29, 2016 (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed May 2, 2016

10.52	Series H Securities Purchase Agreement dated June 9, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 9, 2016)

10.53	Series H Registration Rights Agreement dated June 9, 2016 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed June 9, 2016)

10.54	Secured Note Securities Purchase Agreement dated July 13, 2016 (incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q filed August 15, 2016)

10.55	Form of Secured Note dated July 13, 2016 (incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q filed August 15, 2016)

10.56	Security Agreement dated July 13, 2016 (incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q filed August 15, 2016)

10.57	Exchange Agreement dated July 13, 2016 (incorporated by reference to Exhibit 10.12 to our Quarterly Report on Form 10-Q filed August 15, 2016)

10.58	Registration Rights Agreement dated July 13, 2016 (incorporated by reference to Exhibit 10.13 to our Quarterly Report on Form 10-Q filed August 15, 2016)

10.59†	Seventh Amended and Restated 2005 Stock Option Plan (incorporated by reference to Annex C of our definitive proxy statement dated April 22, 2016)†

10.60†	Seventh Amended and Restated 2008 Restricted Stock Plan Stock Option Plan Plan (incorporated by reference to Annex B of our definitive proxy statement dated April 22, 2016)†

10.61	Secured Note Securities Purchase Agreement dated July 13, 2016 (incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q filed August 15, 2016)

10.62	Form of Secured Note dated July 13, 2016 (incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q filed August 15, 2016)

10.63	Security Agreement dated July 13, 2016 (incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q filed August 15, 2016)

Exhibit No.	Description
10.64	Exchange Agreement dated July 13, 2016 (incorporated by reference to Exhibit 10.12 to our Quarterly Report on Form 10-Q filed August 15, 2016)

10.65	Registration Rights Agreement dated July 13, 2016 (incorporated by reference to Exhibit 10.13 to our Quarterly Report on Form 10-Q filed August 15, 2016)

10.66	Series I Securities Purchase Agreement dated July 26, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 28, 2016)

10.67	Note Purchase Agreement dated August 29, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 1, 2016)

10.68	Note dated August 29, 2016 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed September 1, 2016)

10.69	Form of 10% Convertible Note (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed September 14, 2016)

10.70	Exchange Agreement dated September 13, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 14, 2016)

10.71	Series J Securities Purchase Agreement dated September 19, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 23, 2016)

10.72	Securities Purchase Agreement for Notes dated October 5, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 11, 2016)

10.73	Note due December 5, 2016 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed October 11, 2016)

10.74	Note due January 3, 2017 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed October 11, 2016)

10.75	Note due February 3, 2017 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed October 11, 2016)

10.76	Exchange Agreement dated October 5, 2016 (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed October 11, 2016)

10.77	Series J-1 Securities Purchase Agreement dated October 14, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 20, 2016)

10.78	Note dated December 2, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 8, 2016)

10.79	Note dated December 6, 2016 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed December 8, 2016)

10.80	Note dated December 13, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 19, 2016)

10.81	Note dated December 30, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 6, 2017)

10.82	Note dated January 10, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 17, 2017)

10.83	$300,000 Note dated January 16, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 20, 2017)

10.84	$700,000 Note dated January 17, 2017 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed January 20, 2017)

10.85	Securities Purchase Agreement dated January 19, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 24, 2017)

10.86	Note dated February 7, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 9, 2017)

Exhibit No.	Description
10.87	Series K Securities Purchase Agreement dated February 8, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 14, 2017)

10.88	Note dated February 13, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 17, 2017)

10.89	$400,000 Note dated February 27, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March1, 2017)

10.90	Intellectual Property Disposal Agreement dated as of January 25, 2017 and effective February 23, 2017 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed March 1, 2017)

10.91	Note dated March 13, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 17, 2017)

10.92	Note dated March 24, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 29, 2017)

10.93	Note dated April 6, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 7, 2017)

23.1	Consent of Hein & Associates LLP*

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith

CTR	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†	Denotes management contract or compensatory plan or arrangement.