Form 10-K/A
period 2016-12-31
Ascent Solar Technologies, Inc.
filed 2017-05-01
CIK 1350102

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
Ascent Solar Technologies, Inc.
(Exact name of registrant as specified in its charter)
 _______________________________________________________

Delaware	20-3672603
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12300 Grant Street, Thornton, CO	80241
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number including area code: 720-872-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value per share	The OTCQB Venture Market
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $2 million based upon the last reported sale price of the registrant's common stock on that dates as reported by OTCB Venture Market, operated by OTC Markets Group Inc.
As of April 26, 2017, there were 3,371,233,483 shares of our common stock issued and outstanding.

ASCENT SOLAR TECHNOLOGIES, INC.
Form 10-K/A
for the Fiscal Year ended December 31, 2016

EXPLANATORY NOTE

Ascent Solar Technologies, Inc. filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Original Form 10-K”), with the U.S. Securities and Exchange Commission (the “SEC”) on April 17, 2017. The Company is filing this Amendment No. 1 to the Original Form 10-K (this “Form 10-K/A”) solely for the purpose of including in Part III, the information that was to be incorporated by reference from the Company’s definitive proxy statement for its 2017 Annual Meeting of Stockholders. This Form 10-K/A hereby amends and restates in their entirety Items 10 through 14 of Part III of the Original Form 10-K.
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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS AND DIRECTORS
Our executive officers, continuing directors and director nominees, their ages and positions with us as of April 26, 2017, are as follows:

Name	Age	Position
Victor Lee	49	President and Chief Executive Officer, Director
Amit Kumar, Ph.D.	52	Chairman of the Board, Director
Kim J. Huntley	62	Director
G. Thomas Marsh	73	Director
Xu Biao	47	Director
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

CORPORATE GOVERNANCE
Overview
Our Bylaws provide that the size of our Board of Directors is to be determined from time to time by resolution of the Board of Directors, but shall consist of at least two and no more than nine members. Our Board of Directors currently consists of five members. The Board has determined that the following directors are “independent” as required by the listing standards of the OTCQB Venture Market and by our corporate governance guidelines: Dr. Kumar, Mr. Huntley and Mr. Marsh.
Our Certificate of Incorporation provides that the Board of Directors will be divided into three classes. Our Class 1 director is Dr. Amit Kumar. Our Class 2 directors are Kim J. Huntley and G. Thomas Marsh. Our Class 3 directors are Victor Lee and Xu Biao. The terms of Messrs. Lee and Biao will expire at the Company's 2017 annual stockholder meeting.

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
Our Audit Committee is comprised of Mr. Huntley, Dr. Kumar and Mr. Marsh. Mr. Huntley serves as Chairman of the Audit Committee. The Board has determined that all members of the Audit Committee are independent under the rules of the OTCQB Venture Market, and that Mr. Huntley qualifies as an “audit committee financial expert,” as defined by the rules of the SEC.
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
Our Compensation Committee is comprised of Mr. Marsh, Mr. Huntley and Dr. Kumar. Mr. Marsh serves as Chairman of the Compensation Committee. Our Board has determined that all members of the Compensation Committee are independent under the rules of the OTCQB Venture Market.
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

Our Nominating and Governance Committee is comprised of Dr. Kumar, Mr. Huntley, and Mr. Marsh. Dr. Kumar serves as Chairman of our Nominating and Governance Committee. Our Board has determined that all members of the Nominating and Governance Committee are independent under the rules of OTCQB Venture Market.
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

Number of Meetings
The Board held a total of 17 meetings in 2016. Our Audit Committee held 7 meetings, our Compensation Committee held 4 meetings, and our Nominating and Governance Committee held 4 meetings in 2016. With the exception of Winston Xu, each director attended at least 75% of the aggregate of the total number of meetings of the Board and the Board committees on which he served.
Board Member Attendance at Annual Stockholder Meetings
Although we do not have a formal policy regarding director attendance at annual stockholder meetings, directors are encouraged to attend these annual meetings absent extenuating circumstances. Our 2016 annual meeting was attended by one director serving at the time.
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
Director Compensation
In 2016, our independent directors each earned an annual cash retainer of $20,000 and restricted stock units valued at $35,000 based on the closing price of our common stock on December 31, 2015. In addition, an independent director earned: (1) for serving as a Board committee member, restricted stock unit awards valued at $10,000 based on the closing price of our common stock as of December 31, 2015; (2) for serving as a committee chairman, restricted stock unit awards valued at $20,000 based on the closing price of our common stock on December 31, 2015; and (3) for serving as chairman of the Board, additional cash compensation of $100,000 and restricted stock unit awards valued at $40,000 based on the closing price of our common stock on December 31, 2015.
The following Director Compensation Table summarizes the compensation of each of our directors for services rendered to us during the year ended December 31, 2016:

2016 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Comp ($)	Total ($)
Amit Kumar	120,000	114,998	—	234,998
Kim J. Huntley	20,000	74,998	—	94,998
G. Thomas Marsh	20,000	74,998	—	94,998

Victor Lee	—	—	—	—
Xu Biao (2)	—	—	—	—

(1)	Represents the aggregate grant date fair value of restricted stock unit awards computed in accordance with FASB ASC Topic 718 for awards of stock granted during the year ended December 31, 2016.

(2)	Mr. Biao received no compensation in 2016 for services provided to the Company's Asian subsidiary.
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

Item 11. Executive Compensation
Compensation of Executive Officers in 2016
The following Summary Compensation Table sets forth certain information regarding the compensation for each of our named executive officers for services rendered in all capacities to us during the years ended December 31, 2016 and 2015.
Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	All Other Comp($)	Total ($)
Victor Lee—Chief Executive Officer	2016	325,385	—	36,000	12,000	—	373,385
	2015	311,589	—	—	245,647	—	557,236

(1)	Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for awards of stock awards granted during the years ended December 31, 2016 and 2015.

(2)	Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for options granted during the years ended December 31, 2016 and 2015.

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
As provided in the employment agreement, Mr. Lee was granted stock options to purchase 1,000 shares of the Company’s common stock. These options vest in four equal annual installments on the first, second, third and fourth anniversaries of the employment agreement date, with an exercise price of $110.00 per share. These options expire on April 4, 2024.
The following table sets forth information concerning the outstanding equity awards granted to the named executive officers as of December 31, 2016.

Outstanding Equity Awards at Fiscal Year-End 2016

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options(#)		Option Exercise Price($/sh)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (2)	Market Value of Shares or Units of Stock That Have Not Vested
Name	Exercisable	Unexercisable
Victor Lee(1)	1,000	—	$130.00	3/1/2023	—	—
	500	500	$110.00	4/4/2024	—	—
	5,000	5,000	$20.20	2/11/2025	—	—
	—	10,000	$12.20	6/18/2025	—	—
	—	10,000	$1.20	3/10/2026	15,000	$43.50

Vesting dates of securities underlying unexercised options and stock awards not yet vested as of December 31, 2016:

(1)
$130.00 options - 500 vested on 3/1/14 and 500 vested on 3/1/15. $110.00 Options - 250 vested on 4/4/15, 250 vested on 4/4/16, 250 vesting on 4/4/17, and 250 vesting on 4/4/18. $20.20 Options - 5,000 vested on 2/11/16 and 5,000 vesting on 2/11/17. $12.20 Options - 5,000 vesting on 6/18/17 and 5,000 vesting on 6/18/19. $1.20 options - 5,000 vesting on 3/10/17 and 5,000 vesting on 3/10/18.

(2)	15,000 vest on 3/10/17

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information as of December 31, 2016 relating to all of our equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	67,017	$41.98	685,323

(1)	This column does not include 164,119 restricted stock awards or units.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table shows information regarding the beneficial ownership of our common stock by our directors, executive officers, and greater than 5% beneficial owners as of April 26, 2017.
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power and all shares issuable upon exercise of options or the vesting of restricted stock within 60 days of April 26, 2017. For purposes of calculating the percentage of our common stock beneficially owned, the number of shares of our common stock includes 3,371,233,483 shares of our common stock outstanding as of April 26, 2017.
Unless otherwise indicated, each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned. The address for each director or named executive officer is c/o Ascent Solar Technologies, Inc., 12300 North Grant Street, Thornton, Colorado 80241.

Name of Beneficial Owner	No. of Shares Beneficially Owned	Percentage
5% Stockholders:
Hong Kong Boone Group Limited (1)	842,281,681	19.99%
Tertius Financial Group Pte. Ltd. (2)	333,333,333	9.89%
Redwood Management LLC (3)	374,165,343	9.99%
Global Ichiban Ltd. (4)	370,424,101	9.90%
Seng Wei Seow (5)	370,424,101	9.90%
BayBridge Capital, LLC (6)	370,424,101	9.90%
Bay Private Equity Inc. (7)	194,940,477	5.47%
Adar Bays, LLC (8)	239,126,984	6.62%
Named Executive Officers and Directors:
Victor Lee (9)	56,750	*
Amit Kumar, Ph D.	46,751	*
Kim J. Huntley	29,487	*
G. Thomas Marsh	30,583	*
Xu Biao (10)	57,500	*
All directors and executive officers as a group (5 persons)	221,071	*
* Less than 1.0%

(1)
The address of Hong Kong Boone Group Limited (“Boone”) is Room 1117, Hollywood Plaza, 610 Nathan Road, Mongkok, Kowloon, Hong Kong. Consists of shares of common stock issuable upon the conversion of a portion of the 2,000 shares of Series K preferred stock which this party has the right to acquire within sixty days of April 26, 2017 pursuant to that certain Securities Purchase Agreement dated as of February 8, 2017. The Series K preferred stock contains conversion, exercise and issuance limitations providing that Boone may not be issued shares of common stock (whether by means of conversion of Series K preferred stock or otherwise) if after giving effect to such issuance Boone would beneficially own in excess of 19.99% of the Company's outstanding shares of common stock. Does not include any other shares of common stock that may be issued in the future in connection with such 2,000 shares of Series K preferred stock that could be issued to Boone if such 19.99% limitation does not apply. Also does not include shares of common stock issuable upon the conversion of additional shares of Series K preferred stock which this party has the right to acquire later than within sixty days of April 26, 2017.

(2)
The address of Tertius Financial Group Pte. Ltd. (“Tertius”) is c/o Ascent Solar Technologies, Inc., 12300 North Grant Street, Thornton, Colorado 80241. Consists of shares of common stock owned as of April 26, 2017.

(3)
The address of Redwood Management LLC is 16850 Collins Avenue, Suite 112-341, Sunny Isles Beach, Florida 33160. Consists of shares of common stock owned as of April 26, 2017 and additional shares of common stock issuable as of such date upon conversion of shares of Series E preferred stock, Series F preferred stock, and secured convertible promissory notes held by Redwood Management LLC and certain affiliated parties (“Redwood”). The

Series E preferred stock, Series F preferred stock and secured convertible promissory notes contain conversion, exercise and issuance limitations providing that Redwood may not be issued shares of common stock (whether by means of conversion of Series E preferred stock, Series F preferred stock, or secured convertible promissory notes or otherwise) if after giving effect to such issuance Redwood would beneficially own in excess of 9.99% of the Company's outstanding shares of common stock. Does not include any other shares of common stock that may be issued in the future in connection with the Series E preferred stock, Series F preferred stock, and secured convertible promissory notes that could be issued to Redwood if such 9.99% limitation does not apply.

(4)
The address of Global Ichiban Ltd. (“Global Ichiban”) is 20 Cross Street #02-18, China Square Central, Singapore 048422. Consists of shares of common stock owned as of April 26, 2017 and additional shares of common stock issuable as of such date upon conversion of shares of Series G preferred stock and Series J preferred stock held by Global Ichiban. The Series G preferred stock and Series J preferred stock contain conversion, exercise and issuance limitations providing that Global Ichiban may not be issued shares of common stock (whether by means of conversion of Series G preferred stock or Series J preferred stock, or otherwise) if after giving effect to such issuance Global Ichiban would beneficially own in excess of 9.9% of the Company's outstanding shares of common stock. Does not include any other shares of common stock that may be issued in the future in connection with the Series G preferred stock or Series J preferred stock that could be issued to Global Ichiban if such 9.9% limitation does not apply.

(5)
The address for Seng Wei Seow (“Seow”) is 17 Jalan Haji Salam, Singapore 468784. Consists of shares of common stock owned as of April 26, 2017 and additional shares of common stock issuable as of such date upon conversion of shares of Series A preferred stock and Series G preferred stock held by Seow. The Series A preferred stock and Series G preferred stock contain conversion, exercise and issuance limitations providing that Seow may not be issued shares of common stock (whether by means of conversion of Series A preferred stock or Series G preferred stock or otherwise) if after giving effect to such issuance Seow would beneficially own in excess of 9.9% of the Company's outstanding shares of common stock. Does not include any other shares of common stock that may be issued in the future in connection with the Series A preferred stock or Series G preferred stock that could be issued to Seow if such 9.9% limitation does not apply.

(6)
The address of BayBridge Capital, LLC is 401 E Las Olas Blvd., Fort Lauderdale, FL. Consists of shares of common stock owned as of April 26, 2017 and additional shares of common stock issuable as of such date upon conversion of shares of Series J preferred stock. The Series J preferred stock contains conversion, exercise and issuance limitations providing that BayBridge Capital may not be issued shares of common stock (whether by means of conversion of Series J preferred stock or otherwise) if after giving effect to such issuance Baybridge Capital would beneficially own in excess of 9.9% of the Company's outstanding shares of common stock. Does not include any other shares of common stock that may be issued in the future in connection with the Series J preferred stock that could be issued to BayBridge Capital if such 9.9% limitation does not apply.

(7)
The address of Bay Private Equity Inc. is 2727 Steeles Ave. W. Suite 403, Toronto, Ontario, Canada. Consists of shares of common stock owned as of April 26, 2017 and additional shares of common stock issuable as of such date upon conversion of shares of Series G preferred stock.

(8)
The address of Adar Bays, LLC is 3411 Indian Creek Drive, Suite 403, Miami Beach, FL. Consists of shares of common stock owned as of April 26, 2017 and additional shares of common stock issuable as of such date upon conversion of shares of Series G preferred stock.

(9)
Does not include 293,681 shares of common stock held by TFG Radiant Investment Group Ltd. (“TFG Radiant”). Does not include 333,333,333 shares of common stock held by Tertius Financial Group Pte. Ltd. (“Tertius”). Mr. Lee is managing director and a 50% owner of Tertius. Tertius is a 17% owner of TFG Radiant. Mr. Lee disclaims beneficial ownership of our securities held by TFG Radiant or by Tertius except to the extent of his pecuniary interest.

(10) Does not include 293,681 shares of common stock held by TFG Radiant. Mr. Xu is an investor in TFG Radiant, and disclaims beneficial ownership of our securities held by TFG Radiant except to the extent of his pecuniary interest therein.

Item 13. Certain Relationships and Related Transactions, and Director Independence
RELATED PARTY TRANSACTIONS

Relationship with TFG Radiant
TFG Radiant owns less than 1% of the Company's outstanding common stock as of April 26, 2016. In February 2012, the Company announced the appointment of Victor Lee as President and Chief Executive Officer. Mr. Lee had served on the Company's Board of Directors since November 2011 and is currently the managing director of Tertius Financial Group Pte Ltd, the joint venture partner with Radiant Group in TFG Radiant. In April 2012, the Company appointed the Chairman of TFG Radiant, Mr. Winston Xu (aka Xu Biao), as a member of its Board of Directors.
During 2015, the Company entered into a two securities purchase agreements with TFG Radiant for an aggregate private placement of 100,000 shares of our common stock which resulted in aggregate gross proceeds of approximately $2 million. See Notes 20 and 23 to our Consolidated Financial Statements for more information.

Relationship with Tertius Financial Group Pte. Ltd.
Tertius Financial Group Pte. Ltd. (“Tertius”) is an investment firm located in Singapore. Victor Lee, the Company’s President and CEO, is a managing director and 50% owner of Tertius. As of April 26, 2017 Tertius owned 9.89% of the Company's outstanding common stock.
On August 29, 2016 the Company issued a $330,000 original issue discount note to Tertius Financial Group (“TFG”), in exchange for $300,000 of gross proceeds. On December 6, 2016, the Company issued a new $600,000 original issue discount note to Tertius in exchange for (i) $200,000 of additional gross proceeds and (ii) cancellation of the existing outstanding $330,000 note. This note bears interest at a rate of 6% per annum and will mature December 31, 2017. This note is not convertible into equity shares of the Company and is unsecured. See Notes 9 and 23 to our Consolidated Financial Statements for more information.
On January 19, 2017, the Company issued 333,333,333 shares of unregistered common stock in a private placement to Tertius pursuant to a Securities Purchase Agreement (the "SPA").

Pursuant to the SPA, the Company issued the 333,333,333 shares to TFG in exchange for cancellation of its $600,000 promissory note (including accrued interest of approximately $4,340) that was issued by the Company on December 6, 2016. The SPA does not provide any registration rights for the shares issued to TFG.

Relationship with Hong Kong Boone Group Limited
On February 8, 2017, the Company, entered into a securities purchase agreement (“Series K SPA”) with a Hong Kong Boone Group Limited ("Boone"), for the private placement of up to $20,000,000 of the Company’s newly designated Series K Convertible Preferred Stock (“Series K Preferred Stock”).
Under the agreement, the Company is scheduled to sell 1,000 shares of Series K Preferred Stock to Boone in exchange for $1,000,000 of gross proceeds on or before each of (i) February 24, 2017, (ii) March 27, 2017, (iii) April 27, 2017, (iv) May 27, 2017 and (v) June 27, 2017. The Company will sell 15,000 shares of Series K Preferred Stock to Boone in exchange for $15,000,000 of gross proceeds on or before July 27, 2017. The closing of this tranche is conditioned upon the Company and Investor agreeing to mutually satisfactory restrictions providing that Company’s use of such $15,000,000 proceeds shall be limited to $1,000,000 per month. As of April 26, 2017, $600,000 in cash proceeds have been received from Boone. The Company expects to receive the full funding amount outlined above during 2017 in various tranches.

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

Relationship with Redwood Management, LLC
As of April 26, 2017, the Company has entered into several financing agreements with Redwood Management, LLC and certain affiliated entities ("Redwood"). Redwood currently owns 105 shares of Series E Preferred Stock, 160 shares of Series F Preferred Stock, certain secured convertible notes with an outstanding principal amount of approximately $1,400,000, and certain unsecured convertible notes with a outstanding principal amount of approximately $140,000. For further discussion on these instruments, please refer to Notes 12, 13, 15, and 16 to our Consolidated Financial Statements.

Relationship with Seng Wei Seow
As of April 26, 2017, the Company has entered into several financing agreements with Seng Wei Seow ("SWS"). SWS owns 60,756 shares of Series A Preferred Stock, 40 shares of Series G Preferred Stock, and is the owner of convertible notes with an outstanding principal amount of $330,000. For further discussion on these instruments, please refer to Notes 14, 18, 19, and 20 to our Consolidated Financial Statements.

On January 17, 2017, the Company entered into a note agreement in the amount of $700,000 with SWS. The note bears interest at 12% per annum and matures on July 17, 2017. Principal and interest on this note are payable at maturity. This note is not convertible into equity shares of the Company and is unsecured.

Relationship with Global Ichiban Ltd.
As of April 26, 2017, the Company has entered into several financing agreements with Global Ichiban Ltd ("Global"). Global owns 400 shares of Series J Preferred Stock, and 250 shares of Series G Preferred Stock. For further discussion on these instruments, please refer to Notes 14 and 17 to our Consolidated Financial Statements.

In addition to the instruments listed above, the Company has entered into several promissory notes with Global. The promissory notes have maturities of six months from the respective dates of issue and bear interest of 12% per annum. As of April 26, 2017 the principal balance of the promissory notes was $3,400,000 and the outstanding accrued interest was approximately $91,000. For further discussion on these promissory potes, please refer to Notes 9 and 27 to our Consolidated Financial Statements.

Relationship with BayBridge Capital, LLC
As of April 26, 2017, BayBridge Capital owns 725 shares of Series J Preferred Stock. For further discussion on this instrument, please refer to Note 17 to our Consolidated Financial Statements.

Relationship with Adar Bays, LLC
As of April 26, 2017, Adar Bays owns 92 shares of Series G Preferred Stock. For further discussion on this instrument, please refer to Note 14 to our Consolidated Financial Statements.

Relationship with Bay Private Equities
As of April 26, 2017, Bay Private Equities owns 325 shares of Series G Preferred Stock. For further discussion on this instrument, please refer to Note 14 to our Consolidated Financial Statements.

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

Director Independence

Our Board of Directors has determined that three out of our five directors are independent directors, as defined under the applicable rules of the OTCQB Venture Market listing standards. The independent directors are Messrs. Kumar, Huntley and Marsh.

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
Based solely upon our review of the copies of such forms received by us during the fiscal year ended December 31, 2016, we believe that each person who, at any time during such fiscal year, was a director, officer, or beneficial owner of more than 10 percent of our common stock complied with all Section 16(a) filing requirements in a timely manner during such fiscal year.

Item 14. Principal Accounting Fees and Services
PRINCIPAL ACCOUNTANTS
Principal Accounting Fees and Services
Fees for audit and related services by our accounting firm, Hein & Associates LLP, for the years ended December 31, 2016 and 2015 were as follows:

	2016	2015
Audit fees	$236,530	$208,000
Audit related fees	15,600	16,000
Total audit and audit related fees	$252,130	$224,000
Tax fees	—	2,500
All other fees	—	—
Total Fees	$252,130	$226,500
Audit fees for Hein & Associates LLP for fiscal year 2016 and 2015 represent aggregate fees during the audit of the financial statements, interim reviews of the quarterly financial statements and consents and comfort letters.
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

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements—No financial statements are filed with this Form 10-K/A. The financial statements and notes thereto were included as part of the 10-K filed with the SEC on April 17, 2017.

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

ASCENT SOLAR TECHNOLOGIES, INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of May, 2017.

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

10.45	Exchange Agreement dated April 29, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 2, 2016)

10.46	Exchange Agreement dated April 29, 2016 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed May 2, 2016).

10.47	Exchange Agreement dated April 29, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 2, 2016)

10.48	Right to Receive Common Stock dated April 29, 2016 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed May 2, 2016)

10.49	Right to Receive Common Stock dated April 29, 2016 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed May 2, 2016)

10.50	Series G Securities Purchase Agreement dated April 29, 2016 (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed May 2, 2016

10.51	Series G Securities Purchase Agreement dated April 29, 2016 (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed May 2, 2016

10.52	Series H Securities Purchase Agreement dated June 9, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 9, 2016)

10.53	Series H Registration Rights Agreement dated June 9, 2016 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed June 9, 2016)

10.54	Secured Note Securities Purchase Agreement dated July 13, 2016 (incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q filed August 15, 2016)

10.55	Form of Secured Note dated July 13, 2016 (incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q filed August 15, 2016)

10.56	Security Agreement dated July 13, 2016 (incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q filed August 15, 2016)

10.57	Exchange Agreement dated July 13, 2016 (incorporated by reference to Exhibit 10.12 to our Quarterly Report on Form 10-Q filed August 15, 2016)

10.58	Registration Rights Agreement dated July 13, 2016 (incorporated by reference to Exhibit 10.13 to our Quarterly Report on Form 10-Q filed August 15, 2016)

10.59†	Seventh Amended and Restated 2005 Stock Option Plan (incorporated by reference to Annex C of our definitive proxy statement dated April 22, 2016)†

10.60†	Seventh Amended and Restated 2008 Restricted Stock Plan Stock Option Plan Plan (incorporated by reference to Annex B of our definitive proxy statement dated April 22, 2016)†

10.61	Secured Note Securities Purchase Agreement dated July 13, 2016 (incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q filed August 15, 2016)

10.62	Form of Secured Note dated July 13, 2016 (incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q filed August 15, 2016)

10.63	Security Agreement dated July 13, 2016 (incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q filed August 15, 2016)

Exhibit No.	Description
10.64	Exchange Agreement dated July 13, 2016 (incorporated by reference to Exhibit 10.12 to our Quarterly Report on Form 10-Q filed August 15, 2016)

10.65	Registration Rights Agreement dated July 13, 2016 (incorporated by reference to Exhibit 10.13 to our Quarterly Report on Form 10-Q filed August 15, 2016)

10.66	Series I Securities Purchase Agreement dated July 26, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 28, 2016)

10.67	Note Purchase Agreement dated August 29, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 1, 2016)

10.68	Note dated August 29, 2016 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed September 1, 2016)

10.69	Form of 10% Convertible Note (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed September 14, 2016)

10.70	Exchange Agreement dated September 13, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 14, 2016)

10.71	Series J Securities Purchase Agreement dated September 19, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 23, 2016)

10.72	Securities Purchase Agreement for Notes dated October 5, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 11, 2016)

10.73	Note due December 5, 2016 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed October 11, 2016)

10.74	Note due January 3, 2017 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed October 11, 2016)

10.75	Note due February 3, 2017 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed October 11, 2016)

10.76	Exchange Agreement dated October 5, 2016 (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed October 11, 2016)

10.77	Series J-1 Securities Purchase Agreement dated October 14, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 20, 2016)

10.78	Note dated December 2, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 8, 2016)

10.79	Note dated December 6, 2016 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed December 8, 2016)

10.80	Note dated December 13, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 19, 2016)

10.81	Note dated December 30, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 6, 2017)

10.82	Note dated January 10, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 17, 2017)

10.83	$300,000 Note dated January 16, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 20, 2017)

10.84	$700,000 Note dated January 17, 2017 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed January 20, 2017)

10.85	Securities Purchase Agreement dated January 19, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 24, 2017)

10.86	Note dated February 7, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 9, 2017)

Exhibit No.	Description
10.87	Series K Securities Purchase Agreement dated February 8, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 14, 2017)

10.88	Note dated February 13, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 17, 2017)

10.89	$400,000 Note dated February 27, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March1, 2017)

10.90	Intellectual Property Disposal Agreement dated as of January 25, 2017 and effective February 23, 2017 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed March 1, 2017)

10.91	Note dated March 13, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 17, 2017)

10.92	Note dated March 24, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 29, 2017)

10.93	Note dated April 6, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 7, 2017)

10.94	Note dated April 6, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 24, 2017)

23.1	Consent of Hein & Associates LLP

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.3	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.4	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.3	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

32.4	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

CTR	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†	Denotes management contract or compensatory plan or arrangement.