Form 10-Q
period 2017-03-31
Ascent Solar Technologies, Inc.
filed 2017-05-22
CIK 1350102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
 ______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 17, 2017, there were 5,113,177,931 shares of our common stock issued and outstanding.

ASCENT SOLAR TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q
Quarterly Period Ended March 31, 2017

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ASCENT SOLAR TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$47,977	$130,946
Trade receivables, net of allowance for doubtful accounts of $246,116 and $60,347, respectively	15,299	549,204
Inventories	1,306,143	2,569,816
Prepaid expenses and other current assets	553,320	983,796
Total current assets	1,922,739	4,233,762
Property, Plant and Equipment	36,639,460	36,639,460
Less accumulated depreciation and amortization	(31,318,072)	(30,983,448)
	5,321,388	5,656,012
Other Assets:
Patents, net of accumulated amortization of $302,864 and $169,626, respectively	1,554,626	1,647,505
Other non-current assets	72,626	77,562
	1,627,252	1,725,067
Total Assets	$8,871,379	$11,614,841
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$2,297,000	$4,902,471
Related party payables	223,086	214,903
Accrued expenses	1,874,737	1,469,684
Current portion of long-term debt	326,855	243,113
Notes Payable	1,172,026	—
Promissory Notes, net of discount of $15,000 and $0, respectively	3,785,000	1,430,000
Current portion of litigation settlement	196,215	339,481
Series E preferred stock, net of discount of $55,685 and $63,640, respectively	49,315	56,360
Series F preferred stock	160,001	160,001
Series G preferred stock, net of discount of $464,766 and $699,674, respectively	271,234	408,326
July 2016 convertible notes, net of discount of $817,203 and $1,634,357, respectively	961,632	1,159,610
Series I exchange notes, net of discount of $130,840 and $199,474, respectively	25,231	26,597
Series J preferred stock, net of discount of $440,640 and $0, respectively	684,360	1,350,000
Series K preferred stock	150,000	—
October 2016 convertible notes, net of discount of $198,000 and $264,000 respectively	132,000	66,000
Tertius Financial Group promissory notes, net of discount of $0 and $59,658, respectively	—	542,808
Short term embedded derivative liabilities	4,027,659	6,578,154
Make-whole dividend liability	246,649	500,176
Total current liabilities	16,583,000	19,447,684
Long-Term Debt	5,378,077	5,281,776
Accrued Warranty Liability	168,968	176,457
Commitments and Contingencies (Notes 4 & 23)
Mezzanine Equity:
Series J-1 preferred stock: 700 shares authorized; 700 and issued and outstanding as of March 31, 2017 and December 31, 2016	700,000	700,000
Stockholders’ Deficit:
Series A preferred stock, $.0001 par value; 750,000 shares authorized and issued; 60,756 shares and 125,044 shares outstanding as of March 31, 2017 and December 31, 2016, respectively ($729,072 and $1,500,528 Liquidation Preference)	6	13
Common stock, $0.0001 par value, 20,000,000,000 shares authorized; 2,561,968,275 and 554,223,320 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	256,197	55,422
Additional paid in capital	375,296,240	369,886,065
Accumulated deficit	(389,511,109)	(383,932,576)
Total stockholders’ deficit	(13,958,666)	(13,991,076)
Total Liabilities, Mezzanine Equity and Stockholders’ Deficit	$8,871,379	$11,614,841
The accompanying notes are an integral part of these condensed consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016

Revenues	$280,603	$710,222
Costs and Expenses:
Cost of revenues (exclusive of depreciation shown below)	1,492,841	2,164,396
Research, development and manufacturing operations (exclusive of depreciation shown below)	1,276,865	1,686,417
Inventory impairment costs	363,758	—
Selling, general and administrative (exclusive of depreciation shown below)	1,764,230	2,986,847
Depreciation and amortization	371,653	1,376,201
Total Costs and Expenses	5,269,347	8,213,861
Loss from Operations	(4,988,744)	(7,503,639)
Other Income/(Expense)
Other Income, net	728,485	—
Interest expense	(1,991,352)	(2,248,139)
Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net	673,078	(773,236)
Total Other Expense	(589,789)	(3,021,375)
Net Loss	$(5,578,533)	$(10,525,014)

Net Loss Per Share (Basic and diluted)	$(0.0033)	$(0.0542)
Weighted Average Common Shares Outstanding (Basic and diluted)	1,665,310,868	194,214,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Operating Activities:
Net loss	$(5,578,533)	$(10,525,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	371,653	1,376,201
Share based compensation	79,737	217,838
Realized loss (gain) on sale of assets	(1,205,663)	—
Amortization of financing costs to interest expense	35,164	80,089
Write down of previously capitalized inventory	363,758	—
Non-cash interest expense	575,015	54,379
Amortization of debt discount	1,474,135	1,923,705
Change in fair value of derivatives and gain/loss on extinguishment of liabilities, net	(673,078)	773,236
Inducement conversion costs	407,974	—
Bad debt expense	4,082	16,993
Changes in operating assets and liabilities:
Accounts receivable	533,822	453,454
Inventories	899,915	119,889
Prepaid expenses and other current assets	394,550	(318,848)
Accounts payable	(249,691)	(183,326)
Accrued expenses	56,721	298,153
Accrued litigation settlement	(143,266)	(130,687)
Warranty reserve	(7,489)	(18,351)
Net cash used in operating activities	(2,661,194)	(5,862,289)
Investing Activities:
Proceeds from the sale of assets	150,000	—
Patent activity costs	(19,275)	(66,470)
Net cash provided by/(used in) investing activities	130,725	(66,470)
Financing Activities:
Payment of debt financing costs	(42,500)	(25,000)
Repayment of debt	—	(78,282)
Proceeds from promissory note	2,340,000	—
Proceeds from Committed Equity Line	—	1,056,147
Proceeds from issuance of stock and warrants	150,000	5,000,000
Net cash provided by financing activities	2,447,500	5,952,865
Net change in cash and cash equivalents	(82,969)	24,106
Cash and cash equivalents at beginning of period	130,946	326,217
Cash and cash equivalents at end of period	$47,977	$350,323
Supplemental Cash Flow Information:
Cash paid for interest	$20,415	$139,090
Non-Cash Transactions:
Non-cash conversions of preferred stock and convertible notes to equity	$1,699,731	$3,441,115
Make-whole provision on convertible preferred stock	$257,152	$—
Accounts payable converted to notes payable	$1,172,026	$—

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

NOTE 2. BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements have been derived from the accounting records of Ascent Solar Technologies, Inc., Ascent Solar (Asia) Pte. Ltd., and Ascent Solar (Shenzhen) Co., Ltd. (collectively, "the Company") as of March 31, 2017 and December 31, 2016, and the results of operations for the three months ended March 31, 2017 and 2016. Ascent Solar (Shenzhen) Co., Ltd. is wholly owned by Ascent Solar (Asia) Pte. Ltd., which is wholly owned by Ascent Solar Technologies, Inc. All significant inter-company balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and footnotes typically found in U.S. GAAP audited annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. The Condensed Consolidated Balance Sheet at December 31, 2016 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. These condensed consolidated financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were described in Note 3 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes to our accounting policies as of March 31, 2017.

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

The Series J Preferred Stock was reclassified from mezzanine equity in the 2016 financial information to conform to the 2017 presentation in liabilities. Such reclassifications had no effect on the net loss.

NOTE 4. LIQUIDITY AND CONTINUED OPERATIONS

During the three months ended March 31, 2017 and the year ended December 31, 2016, the Company entered into multiple financing agreements to fund operations. Further discussion of these transactions can be found in Notes 8 through 19 of the financial statements presented as of, and for the three months ended, March 31, 2017, and in notes 9 through 20 of the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

The Company has continued PV production at its manufacturing facility. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented its product strategy. During the three months ended March 31, 2017 the Company used $2.7 million in cash for operations. The Company's primary significant long term cash obligation consists of a note payable of $5.7 million to a financial institution secured by a mortgage on its headquarters and manufacturing building in Thornton, Colorado. Total payments of $0.5 million, including principal and interest, will come due in the remainder of 2017. The Company also owes $0.2 million as of March 31, 2017 related to a litigation settlement reached in April 2014, which is being paid in equal installments over 40 months which began in April 2014.

Additional projected product revenues are not anticipated to result in a positive cash flow position for the year 2017 overall and, as of March 31, 2017, the Company has negative working capital. As such, cash liquidity sufficient for the year ending December 31, 2017 will require additional financing. Subsequent to March 31, 2017, the Company completed certain other financing transactions. See Note 24. Subsequent Events, for further information on these transactions.

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

NOTE 5. PROPERTY, PLANT AND EQUIPMENT
The following table summarizes property, plant and equipment as of March 31, 2017 and December 31, 2016:

	As of March 31,	As of December 31,
	2017	2016
Building	$5,828,960	$5,828,960
Furniture, fixtures, computer hardware and computer software	489,421	489,421
Manufacturing machinery and equipment	30,300,391	30,300,391
Net depreciable property, plant and equipment	36,618,772	36,618,772
Manufacturing machinery and equipment in progress	20,688	20,688
Property, plant and equipment	36,639,460	36,639,460
Less: Accumulated depreciation and amortization	(31,318,072)	(30,983,448)
Net property, plant and equipment	$5,321,388	$5,656,012
The Company analyzes its long-lived assets for impairment, both individually and as a group, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
Depreciation expense for the three months ended March 31, 2017 and 2016 was $334,624 and $1,362,718, respectively. Depreciation expense is recorded under “Depreciation and amortization expense” in the Condensed Consolidated Statements of Operations.

NOTE 6. INVENTORIES
Inventories consisted of the following at March 31, 2017 and December 31, 2016:

	As of March 31,	As of December 31,
	2017	2016
Raw materials	$816,166	$832,806
Work in process	—	635,130
Finished goods	489,977	1,101,880
Total	$1,306,143	$2,569,816
The Company analyzes its inventory for impairment, both categorically and as a group, whenever events or changes in circumstances indicate that the carrying amount of the inventory may not be recoverable. During the three months ended March 31, 2017, the Company impaired $363,758 of inventory.
Inventory amounts are shown net of allowance of $1,183,226 and $736,663 for the three months ended March 31, 2017 and the year ended December 31, 2016, respectively.

NOTE 7. DEBT
On February 8, 2008, the Company acquired a manufacturing and office facility in Thornton, Colorado, for approximately $5.5 million. The purchase was financed by a promissory note, deed of trust and construction loan agreement (the “Construction Loan”) with the Colorado Housing and Finance Authority (“CHFA”), which provided the Company borrowing availability of up to $7.5 million for the building and building improvements. In 2009, the Construction Loan was converted to a permanent loan pursuant to a Loan Modification Agreement between the Company and CHFA (the “Permanent Loan”). The Permanent Loan, collateralized by the building, has an interest rate of 6.6% and the principal will be amortized through its term to January 2028. Further, pursuant to certain negative covenants in the Permanent Loan, the Company may not, among other things, without CHFA’s prior written consent (which by the terms of the deed of trust is subject to a reasonableness requirement): create or incur additional indebtedness (other than obligations created or incurred in the ordinary course of business); merge or consolidate with any other entity; or make loans or advances to the Company’s officers, shareholders, directors or employees. The outstanding principal balance of the Permanent Loan was $5,704,932 and as of March 31, 2017 and December 31, 2016.

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

As of March 31, 2017, remaining future principal payments on long-term debt are due as follows:

2017	$243,113
2018	343,395
2019	366,757
2020	391,709
2021	418,358
Thereafter	3,941,600
$5,704,932

NOTE 8. NOTES PAYABLE

On February 24, 2017, the Company entered into an agreement with a vendor to convert the balance of their account into three notes payable in the aggregate amount of $765,784. The notes bear interest of 6% per annum and mature on February 24, 2018; all outstanding principal and accrued interest is due and payable upon maturity. As of March 31, 2017, the accrued interest was $4,467 and the Company had not made any payments on these notes.

On February 27, 2017, the Company entered into an agreement with a vendor to convert the balance of their account into a note payable in the amount of $49,500. The note bears interest of 6% per annum and matures on September 27, 2017; all outstanding principal and accrued interest is due and payable upon maturity. As of March 31, 2017, the accrued interest was $260 and the Company had not made any payments on the note.

On March 23, 2017, the Company entered into an agreement with a vendor to convert the balance of their account into a note payable in the amount of $356,742. The note bears interest of 5% per annum and matures on October 23, 2017; all outstanding principal and accrued interest is due and payable upon maturity. As of March 31, 2017, the accrued interest was $391 and the Company had not made any payments on the note.

NOTE 9. PROMISSORY NOTES

Tertius Financial Group Notes and Exchange

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

On December 6, 2016, the Company issued a new $600,000 original issue discount note to TFG in exchange for (i) $200,000 of additional gross proceeds and (ii) cancellation of the existing outstanding $330,000 note. The new TFG note bears interest at a rate of 6% per annum and matures on December 31, 2017. Principal and interest on the new TFG note is payable at maturity. The outstanding balance of the new note was $602,000 (including accrued and unpaid interest) with a discount of $60,000 as of December 31, 2016.

On January 19, 2017, the Company issued 333,333,333 shares of unregistered common stock in a private placement to TFG pursuant to a Securities Purchase Agreement (the “SPA”).

Pursuant to the SPA, the Company issued the 333,333,333 shares to TFG in exchange for cancellation of its $600,000 promissory note (including accrued interest of approximately $4,340) that was issued by the Company on December 6, 2016. The SPA does not provide any registration rights for the shares issued to TFG.

TFG is a Singapore based entity controlled and 50% owned by Ascent’s President & CEO, Victor Lee, and owns approximately 13% of the Company's outstanding shares at March 31, 2017.

Offering of Unsecured Non-Convertible Notes

During December 2016 through March 2017, the Company initiated ten non-convertible, unsecured promissory notes with a private investor with varying principal amounts. The promissory notes bear interest of 12% per annum and mature six months from the respective dates of issuance and range from June 1, 2017 to September 24, 2017. Unless paid in advance, the principal and interest of these promissory notes are payable upon maturity. The notes are not convertible into equity shares of the Company and are unsecured.

As of March 31, 2017 and December 31, 2016 the outstanding principal balance on these promissory notes was $3,100,000 and $1,010,000, respectively. The accrued interest on these notes was $64,252 as of March 31, 2017.

During October 2016, the Company received $420,000 from a separate private investor. These funds were rolled into a promissory note executed on January 17, 2017 in the amount of $700,000 issued with a discount of $30,000 which will be charged to interest expense ratably over the term of the note. The note bears interest at 12% per annum and matures on July 17, 2017. Principal and interest on this note are payable at maturity. This note is not convertible into equity shares of the Company and is unsecured.

As of March 31, 2017 the outstanding principal and accrued interest balances on the note were $700,000 and $28,374, respectively.

NOTE 10. SERIES A PREFERRED STOCK

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

Holders of Series A Preferred Stock are entitled to cumulative dividends at a rate of 8% per annum when and if declared by the Board of Directors in its sole discretion. The dividends may be paid in cash or in the form of common stock (valued at 10% below market price, but not to exceed the lowest closing price during the applicable measurement period), at the discretion of the Board of Directors. The dividend rate on the Series A Preferred Stock is indexed to the Company's stock price and subject to adjustment. In addition, the Series A Preferred Stock contains a make-whole provision whereby, conversion or redemption of the preferred stock within 4 years of issuance will require dividends for the full four year period to be paid by the Company in cash or common stock (valued at 10% below market price, but not to exceed the lowest closing price during the applicable measurement period).

The Series A Preferred Stock may be converted into shares of common stock at the option of the Company if the closing price of the common stock exceeds $232, as adjusted, for 20 consecutive trading days, or by the holder at any time. The Company has the right to redeem the Series A Preferred Stock at a price of $8.00 per share, plus any accrued and unpaid dividends, plus the make-whole amount (if applicable). At March 31, 2017, the preferred shares were not eligible for conversion to common shares at the option of the Company. The holder of the preferred shares may convert to common shares at any time, at no cost, at a ratio of 1 preferred share into 1 common share (subject to standard ratable anti-dilution adjustments). Upon any conversion (whether at the option of the Company or the holder), the holder is entitled to receive any accrued but unpaid dividends and also any make-whole amount (if applicable). See Note 19. Make-Whole Dividend Liability.

On October 6, 2016, the Series A Holder entered into an exchange agreement (the “Exchange Agreement”) with Adar Bays. Pursuant to the exchange agreement, beginning December 5, 2016, Adar Bays has the option to exchange, from time to time, all or any portion of the October 2016 Convertible Notes (see Note 17) for outstanding shares of Series A Preferred Stock from the Series A Holder.

As of March 31, 2017, Adar Bays had elected to exchange all outstanding October 2016 Convertible Notes, in accordance with the exchange agreement, resulting in the exchange of 104,785 shares of Series A Preferred Stock. As of March 31, 2017, Adar Bays had also converted their 104,785 shares of Series A Preferred Stock, and the related make whole dividend, which resulted in the issuance of 173,946,250 shares of common stock.

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

As of March 31, 2017, there were 60,756 shares of Series A Preferred Stock outstanding.

NOTE 11. SERIES E PREFERRED STOCK AND THE COMMITTED EQUITY LINE

Series E Preferred Stock

On November 4, 2015, the Company entered into a securities purchase agreement with a private investor to issue 2,800 shares of Series E Preferred Stock in exchange for $2,800,000.

Shares of the Series E Preferred Stock (including the amount of any accrued and unpaid dividends thereon) are convertible, at the option of the holder, into common stock at a variable conversion price equal to 80% of the average of the two lowest VWAPs of the Company's common stock for the ten consecutive trading day period prior to the conversion date. If certain defined default events occur, the conversion price would thereafter be reduced (and only reduced), to equal 70% of the average of the two lowest VWAPs of the Company's common stock for the twenty consecutive trading day period prior to the conversion date. The private investor had available to them a new conversion price beginning on June 9, 2016 as a result of the Series H Preferred Stock transaction further described in Note 14. Shares of the Series E Preferred Stock are now convertible, at the option of the private investor, into common stock at a variable conversion price equal to 70% of (i) the lowest VWAP of our common stock for the ten consecutive trading day period prior to the conversion date or (ii) the lowest closing bid price of our common stock for the ten consecutive trading day period prior to the conversion date. The following table summarizes the conversion activity of the Series E Preferred Stock:

Conversion Period	Preferred Series E Shares Converted	Value of Series E Preferred Shares (inclusive of accrued dividends)	Common Shares Issued
Q4 2015	478	$481,500	250,000
Q1 2016	1,220	1,239,436	1,132,000
Q2 2016	365	381,414	7,979,568
Q3 2016	523	548,896	21,973,747
Q4 2016	94	101,018	13,089,675
Q1 2017	15	16,248	8,289,964
	2,695	$2,768,512	52,714,954

Holders of the Series E Preferred Stock will be entitled to dividends in the amount of 7% per annum. During the three months ended March 31, 2017, the Company paid dividends in the amount of $1,200 on the Series E Preferred Stock, resulting in the issuance of 636,903 shares of common stock.

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

The Company classified the Series E Preferred Stock as a liability pursuant to ASC 480 on the closing date due to the structure of the financing agreement, whereby the Company has an unconditional obligation that the Company may settle by issuing a variable number of common shares with a monetary value that is fixed and known at inception. There are 105 shares of Series E Preferred Stock outstanding, representing a value of $105,000, as of March 31, 2017.

Pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion option in the Series E Preferred Stock was deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. At December 31, 2016, the derivative liability associated with the Series E Preferred Stock was $141,000.

The derivative liability associated with the Series E Preferred Stock is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At March 31, 2017, the Company conducted a fair value assessment of the embedded derivative associated with the Series E Preferred Stock. As a result of the fair value assessment, the Company recorded a $59,000 gain as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Condensed Consolidated Statements of Operations to properly reflect the fair value of the embedded derivative of $81,000 as of March 31, 2017.

The fair value measurements rely primarily on Company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with the Series E Preferred Stock approximates management’s estimate of the fair value of the embedded derivative liability at March 31, 2017 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 70%, present value discount rate of 12% and dividend yield of 0%.

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

From time to time, the Company may direct the private investor, at its sole discretion and subject to certain conditions, to purchase an amount of shares of common stock up to the lesser of (i) $1,000,000 or (ii) 300% of the average daily trading volume of the Company’s common stock over the preceding ten trading day period. The per share purchase price for shares of common stock to be sold by the Company under the CEL purchase agreement shall be equal to 80% of the average of the two lowest VWAPs of the common stock for the ten consecutive trading day period prior to the purchase date. As of March 31, 2017, the Company had directed the private investor to purchase 3,056,147 of common stock which resulted in the issuance of 1,368,000 shares of common stock

The Company may not direct the private investor to purchase shares of common stock more frequently than once each ten business days. The Company’s sales of shares of common stock to the private investor under the CEL purchase agreement are limited to no more than the number of shares that would result in the beneficial ownership by the private investor and its affiliates, at any single point in time, of more than 9.99% of the Company’s then outstanding shares of common stock.

As consideration for entering into the CEL purchase agreement, the Company agreed to issue to the private investor 132,000 shares of common stock (the “Commitment Shares”). The Commitment Shares were issued to the private investor commencing upon the date that the registration statement was declared effective by the SEC.

NOTE 12. SERIES F PREFERRED STOCK

On January 19, 2016, the Company entered into a securities purchase agreement with a private investor for the sale of $7,000,000 of the Company’s newly designated Series F 7% Convertible Preferred Stock (the “Series F Preferred Stock”).

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

The private investor had available to them a new conversion price beginning on June 9, 2016 as a result of the Series H Preferred Stock transaction further described in Note 14. Shares of the Series F Preferred Stock are now convertible, at the option of the Private Investor, into common stock at a variable conversion price equal to 70% of (i) the lowest VWAP of our common stock for the ten consecutive trading day period prior to the conversion date or (ii) the lowest closing bid price of our common stock for the ten consecutive trading day period prior to the conversion date.

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

As amended, the conversion price will now be equal to the lowest of (i) 50% of the lowest weighted average price (“VWAP”) of our common stock for the ten consecutive trading day period prior to the conversion date or (ii) 50% of the lowest closing bid price of our common stock for the ten consecutive trading day period prior to the conversion date. If certain “Triggering Events” specified in the terms of the Series F Preferred Stock occur, then the conversion price of the Series F Preferred Stock shall be thereafter reduced, and only reduced, to equal 50% of the average of the lowest traded price of the common stock for the twenty consecutive trading day period prior to the conversion date.

The following table summarizes the conversion activity of the Series F Preferred Stock:

Conversion Period	Preferred Series F Shares Converted	Value of Series F Preferred Shares (inclusive of accrued dividends)	Common Shares Issued
Q1 2016	2,168	$2,188,298	2,183,992
Q2 2016	3,234	3,300,931	6,649,741
Q3 2016	1,262	1,315,743	81,917,364
Q4 2016	176	185,118	27,276,005
	6,840	$6,990,090	118,027,102

Holders of the Series F Preferred Stock are entitled to dividends in the amount of 7% per annum. During the quarter ended March 31, 2017, the Company did not pay any dividends or issue any shares in relation to accrued dividends.

The Company classified the Series F Preferred Stock as a liability pursuant to ASC 480 on the closing date due to the structure of the financing agreement, whereby the Company has an unconditional obligation that the Company may settle by issuing a variable number of common shares with a monetary value that is fixed and known at inception. There are 160 shares of Series F Preferred Stock, representing a value of $160,000, outstanding as of March 31, 2017.

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

The derivative liability associated with the Series F Preferred Stock is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At March 31, 2017, the Company conducted a fair value assessment of the embedded derivative associated with the Series F Preferred Stock. As a result of the fair value assessment, the Company recorded a $124,000 gain as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Condensed Consolidated Statements of Operations to properly reflect the fair value of the embedded derivative of $131,000 as of March 31, 2017.

The fair value measurements rely primarily on Company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with the Series F Preferred Stock approximates management’s estimate of the fair value of the embedded derivative liability at March 31, 2017 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 66%, present value discount rate of 12% and dividend yield of 0%.

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

Beginning September 19, 2016, the two private investors (the “Series G Sellers”) entered into assignment agreements with accredited investors (the “Series G Purchasers”). Under the terms of the assignment agreements, the Series G Sellers may sell all 2,000 outstanding shares of Series G Preferred Stock to the Series G Purchasers for a purchase price of $1,000 per share of Series G Preferred Stock (plus the amount of any accrued and unpaid dividends thereon). As of March 31, 2017, the Series G Sellers had sold 1,670 shares of Series G Preferred Stock, representing a value of $1,670,000, to the Series G Purchasers.

On September 21, 2016, the Company filed a Certificate of Amendment to the Certificate of Designations of Preferences, Rights and Limitations of Series G Preferred Stock with the Secretary of State of the State of Delaware. The Certificate of Amendment amends the conversion price at which the Series G Preferred Stock can be converted into shares of common stock. Shares of the Series G Preferred Stock (including the amount of any accrued and unpaid dividends thereon) were previously convertible at the option of the private investors into common stock at a fixed conversion price of $1.00 per share. As amended, the conversion price is equal to the lowest of (i) $0.045, (ii) 70% of the lowest volume weighted average price of the Company’s common stock for the ten consecutive trading day period prior to the conversion date or (iii) 70% of the lowest closing bid price of the Company’s common stock for the ten consecutive trading day period prior to the conversion date. The following table summarizes the conversion activity of the Series G Preferred Stock:

Conversion Period	Preferred Series G Shares Converted	Value of Series G Preferred Shares (inclusive of accrued dividends)	Common Shares Issued
Q4 2016	892	929,895	245,726,283
Q1 2017	372	397,970	327,718,386
	1,264	$1,327,865	573,444,669

Holders of the Series G Preferred Stock will be entitled to dividends in the amount of 10% per annum. During the three months ended March 31, 2017, the Company paid dividends in the amount of $25,970 on the Series G Preferred Stock, resulting in the issuance of 21,324,051 shares of common stock.

The Company classified the Series G Preferred Stock as a liability pursuant to ASC 480 on the closing date due to the structure of the financing agreement, whereby the Company has an unconditional obligation that the Company may settle by issuing a variable number of common shares with a monetary value that is fixed and known at inception. There were 736 shares of Series G Preferred Stock, representing a value of $736,000, outstanding as of March 31, 2017.

Pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion option in the Series G Preferred Stock were deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. At December 31, 2016 the fair value of the derivative liability was $361,831.

The derivative liability associated with the Series G Preferred Stock is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At March 31, 2017, the Company conducted a fair value assessment of the embedded derivative associated with the Series G Preferred Stock. As a result of the fair value assessment, the Company recorded a $142,484 gain as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Condensed Consolidated Statements of Operations for the quarter ended March 31, 2017 to properly reflect the fair value of the embedded derivative of $219,347 as of March 31, 2017.

The fair value measurements rely primarily on Company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with the Series G Preferred Stock approximates management’s estimate of the fair value of the embedded derivative liability at March 31, 2017 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 45%, present value discount rate of 12% and dividend yield of 0%.

Conversion Inducement and Disposal Price Guarantee

On January 17, 2017, one of the Series G Preferred Stock holders (“Holder A”) requested a conversion of 100 shares of Series G Preferred Stock, $100,000 face value, including accrued dividends of $6,416.67 for a total conversion value of $106,416.67 into common stock of the Company at a conversion price of $0.00112 which would have resulted in the issuance of 95,014,884 shares of common stock. At the date of the request the Company did not have enough authorized shares to execute the conversion request and therefore entered into an agreement with Holder A to honor the conversion price of $0.00112 and issue the 95,014,884 shares of common stock upon the increase of the authorized common shares of the Company. The actual conversion occurred on March 17, 2017 which would have been a conversion price of $0.00168. In conjunction with the conversion price agreement the Company agreed to provide a minimum disposal price guarantee to the Holder A of $0.003 on the tranche of 95,014,884 shares. If Holder A fails to dispose of these shares at $0.003 or above the Company will issue additional shares of common stock to make up the difference between the minimum disposal price of $0.003 and the price that Holder A disposed of the shares.

During the three months ended March 31, 2017 , in accordance with ASC 470-20-40-16, the Company recorded expense of $79,179 related to the conversion inducement and expense of $72,523 related to the disposal price guarantee. As of March 31, 2017, Holder A had not disposed of the entire tranche of shares. The Company will issue the common shares associated with the disposal price guarantee expense when full disposition has taken place; accordingly, the Company has recorded a corresponding liability of $72,523.

NOTE 14. SERIES H PREFERRED STOCKJULY 2016 CONVERTIBLE NOTES

Series H Preferred Stock

On June 9, 2016, the Company entered into a securities purchase agreement with a private investor to issue 2,500 shares of Series H Preferred Stock for $2,500,000. The Company received gross proceeds of $250,000 at Closing. Additional gross proceeds of $580,000 were received by the Company through July 7, 2016. The Company agreed to exchange outstanding Series H Preferred Stock for Senior Secured Convertible Notes (“July 2016 Notes”) on July 13, 2016. At the date of the exchange, the Company had sold and issued 830 shares of Series H Preferred Stock to the private investor in exchange for $830,000 of gross proceeds. Refer to the section below for details of the exchange.

July 2016 Convertible Notes

On July 13, 2016, the Company entered into a securities purchase agreement (the “Note SPA”) with the private investor for the private placement of up to $2,082,600 of the Company’s 4% Original Issue Discount Senior Secured Convertible Promissory Notes (the “July 2016 Convertible Notes”). On July 13, 2016, the Company sold and issued $364,000 principal amount of notes to the investor in exchange for $350,000 of gross proceeds. The Company sold and issued the remaining $1,718,600 principal amount of July 2016 Convertible Notes to the investor in exchange for $1,650,000 of gross proceeds in weekly tranches between July and September 2016.

The Company and the private investor also entered into an Exchange Agreement dated July 13, 2016 (the “Exchange Agreement”). Under the terms of the Exchange Agreement, the outstanding shares of Series H Preferred Stock (approximately $833,000 of capital and accrued dividends) were canceled. In exchange, the Company issued to the private investor approximately $866,000 of July 2016 Convertible Notes. There were 830 shares of Series H Preferred Stock outstanding as of the date of the Exchange Agreement.

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

The July 2016 Convertible Notes contain standard and customary events of default including but not limited to: (i) failure to make payments when due under the July 2016 Convertible Notes; (ii) bankruptcy or insolvency of the Company; and (iii) failure to file a registration statement by October 9, 2016.

On October 10, 2016 the Company had not been successful in filing the registration statement triggering an event of default per the July 2016 Note Agreement. Upon default the interest rate increases to 24% per annum and the holder of the July 2016 Notes has the option to accelerate the Note and demand cash payment of the Mandatory Default Amount consisting of a 25% premium of the principal balance plus any accrued and unpaid interest. The Company began accruing interest at the rate of 24% on October 10, 2016.

All principal and accrued interest on the July 2016 Convertible Notes are convertible at any time, in whole or in part, at the option of the private investor, into shares of Common Stock at a variable conversion price equal to the lowest of (i) $0.045 (the “Fixed Conversion Price”), (ii) 70% of the lowest volume weighted average price (“VWAP”) of the Company's common stock for the ten consecutive trading day period prior to the conversion date or (iii) 70% of the lowest closing bid price of the Company's common stock for the ten consecutive trading day period prior to the conversion date. If certain defined triggering events occur, the conversion price would thereafter be reduced (and only reduced), to equal 60% of the lower of (i) the lowest closing bid price of the Company's common stock for the thirty consecutive trading day period prior to the conversion date or (ii) the lowest VWAP of the the Company's common stock for the thirty consecutive trading day period prior to the conversion date. In addition, on the 90th day and also on the 180th day from the date of the Note SPA, the private investor may reset the Fixed Conversion Price to thereafter be equal to the VWAP of the Common Stock for such day or if such 90th or 180th day is not a trading day, then the VWAP for the immediately preceding trading day. The following table summarizes the conversion activity of the July 2106 Convertible Notes:

Conversion Period	July 2016 Convertible Notes Converted	Common Shares Issued
Q4 2016	$152,460	64,000,000
Q1 2017	1,017,732	959,704,543
	$1,170,192	1,023,704,543

As of March 31, 2017, no interest accumulated on the July 2016 Convertible Notes had been converted. The remaining principal balance and accrued interest, as of March 31, 2017 was $1,778,835 and $350,105, respectively.

Pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion options in the July 2016 Convertible Notes were deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. At December 31, 2016 the fair value of the derivative liability was $5,078,889.

The derivative liability associated with the July 2016 Convertible Notes is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At March 31, 2017, the Company conducted a fair value assessment of the embedded derivative associated with the July 2016 Convertible Notes. As a result of the fair value assessment, the Company recorded a $2,421,837 gain as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Statements of Operations to properly reflect the fair value of the embedded derivative of $2,657,052 as of March 31, 2017.

The fair value measurements rely primarily on Company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with the July 2016 Convertible Notes approximates management’s estimate of the fair value of the embedded derivative liability at March 31, 2017 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 73%, present value discount rate of 12%, dividend yield of 0%.

NOTE 15. SERIES I PREFERRED STOCK AND EXCHANGE CONVERTIBLE NOTES

Series I Preferred Stock

On July 26, 2016, the Company entered into a securities purchase agreement with a private investor for the placement of approximately 536 of the Company’s Series I Preferred Stock. At Closing, the Company issued a total of 536 shares of Series I Preferred Stock to the private investor in exchange for the cancellation of an outstanding $536,000 promissory note (including accrued interest) of the Company held by the private investor.

On September 13, 2016, the private investor (the “Series I Seller”) entered into an assignment agreement with an accredited investor (the “Series I Purchaser”). Under the terms of the assignment agreements, the Series I Seller may sell all 326 outstanding shares of Series I Preferred Stock to the Series I Purchaser for a purchase price of $1,000 per share of Series I Preferred Stock (plus the amount of any accrued and unpaid dividends thereon). In September and October 2016, the Series I Seller sold all 326 shares of Series I Preferred Stock, representing a value of $332,633, to the Series I Purchaser.

On September 13, 2016, the Company agreed to exchange outstanding Series I Preferred Stock for convertible notes (“Exchange Convertible Notes”) and through December 31, 2016 the investor had exchanged all 326 shares of Series I Preferred Stock and no shares were outstanding. Refer to the section below for details of the exchange.

Series I Exchange Convertible Notes

On September 13, 2016, the Company and the investor entered into an Exchange Agreement (the “Exchange Agreement”). Under the terms of the Exchange Agreement, the investor has the right, from time to time, to surrender to the Company for cancellation and exchange any shares of Series I Preferred Stock it acquires pursuant to the Assignment Agreement. Any surrendered shares of Series I Preferred Stock would be exchanged for newly issued Exchange Convertible Notes. The principal amount of Exchange Convertible Notes to be issued in exchange shall be equal to (i) $1,000 for each share of Series I Preferred Stock surrendered for exchange plus (ii) the amount of any dividends accrued and unpaid on such Series I Preferred Stock surrendered for exchange. During the year ended December 31, 2016, the investor exercised their option to exchange 326 Series I Preferred Shares, representing a value of $332,633, resulting in the creation of $332,633 of Exchange Convertible Notes.

Unless earlier converted or prepaid, all of the Exchange Convertible Notes will mature one year after issuance. The Exchange Convertible Notes bear interest at a rate of 10% per annum, subject to increase to 24% per annum upon the occurrence and continuance of an event of default (as described below). Principal and interest on the Exchange Convertible Notes is payable on the maturity date or upon any earlier conversion. Principal and interest are payable in cash or, if specified equity conditions are met, shares of common stock.

All principal and accrued interest on the Exchange Convertible Notes are convertible at any time, in whole or in part, at the option of the investor, into shares of common stock at a variable conversion price equal to the lowest of (i) the lowest closing bid price of our common stock for the ten consecutive trading day period prior to the conversion date or (ii) 70% of the lowest VWAP of our common stock for the ten consecutive trading day period prior to the conversion date. The following table summarizes the conversion activity of the Exchange Convertible Notes:

Conversion Period	Exchange Convertible Notes Converted	Common Shares Issued
Q3 2016	$15,000	1,470,588
Q4 2016	91,563	13,346,274
Q1 2017	70,000	50,503,662
	$176,563	65,320,524

As of March 31, 2017, no interest accumulated on the Exchange Convertible Notes had been converted. The remaining principal balance and accrued interest, as of March 31, 2017 was $156,071 and $11,125, respectively.

Pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion options in the Exchange Convertible Notes were deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability on September 14, 2016, a derivative liability and a corresponding debt discount in the amount of $275,000 was recorded. The debt discount will be charged to interest expense ratably over the life of the Exchange Convertible Notes.

The derivative liability associated with the Exchange Convertible Notes is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At March 31, 2017, the Company conducted a fair value assessment of the embedded derivative associated with the Exchange Convertible Notes. As a result of the fair value assessment, the Company recorded a $111,450 gain as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Statements of Operations to properly reflect the fair value of the embedded derivative of $85,167 as of March 31, 2017.

The fair value measurements rely primarily on Company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with the Exchange Convertible Notes approximates management’s estimate of the fair value of the embedded derivative liability at March 31, 2017 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 59%, present value discount rate of 12%, dividend yield of 0%.

NOTE 16. SERIES J PREFERRED STOCK AND SERIES J-1 PREFERRED STOCK

On September 19, 2016, the Company entered into a securities purchase agreement with one accredited investor for the private placement of $1,350,000 of the Company’s newly designated Series J Convertible Preferred Stock (“Series J Preferred Stock”). As of March 31, 2017, the Company had issued 1,350 shares of Series J Preferred Stock in exchange for proceeds of $1,350,000.

On March 29, 2017, the accredited investor (the “Series J Seller”) entered into an assignment agreement with a private investor (the “Series J Purchaser”). Under the terms of the assignment agreement, the Series J Seller may sell 250 outstanding shares of Series J Preferred Stock to the Series J Purchaser for a purchase price of $1,000 per share of Series J Preferred Stock (plus the amount of any accrued and unpaid dividends thereon). As of March 31, 2017, the Series J Seller had sold 250 shares of Series J Preferred Stock, representing a value of $250,000, to the Series J Purchaser.

Holders of the Series J Preferred Stock are entitled to dividends in the amount of 10% per annum. Shares of the Series J Preferred Stock (including the amount of any accrued and unpaid dividends thereon) are convertible at the option of the holder into common stock at a fixed conversion price of $0.015 per share. As of March 31, 2017, no shares of the Series J Preferred Stock had been converted at the fixed conversion price; 225 shares of Series J Preferred Stock were converted under conversion inducement offers. (See Conversion Inducement Offers discussion below).

There are no registration rights applicable to the Series J Preferred Stock. Accordingly, any shares of Common Stock issued upon conversion of the Series J Preferred Stock are restricted and can only be sold in compliance with Rule 144 or in accordance with another exemption from registration.

One year after issuance, the Company is required to redeem for cash all or any portion of the outstanding shares of the Series J Preferred Stock at a price per share equal to $1,000 plus any accrued but unpaid dividends thereon. There were 1,125 shares of Series J Preferred Stock outstanding as of March 31, 2017, representing a value of $1,125,000 and accrued dividends were $54,181.

Conversion Inducement Offers

On March 24, 2017, the Company offered to lower the conversion price, applicable to 100 shares of Series J Preferred Stock. The reduced conversion rate was $0.00147 calculated by giving a 30% discount on the day’s closing bid price resulting in the issuance of 71,636,432 shares of common stock, an increase of 920% in the common shares to be issued upon conversion at the original rate. In accordance with ASC 470-20, the Company recorded a conversion expense of $142,155 related to the inducement offer.
On March 29, 2017, the Company offered to lower the conversion price, applicable to 120 shares of Series J Preferred Stock. The reduced conversion rate was $0.00105 calculated by giving a 30% discount to the lowest closing bid price in a ten day look back period resulting in the issuance of 125,429,895 shares of common stock, an increase of 1,329% in the common shares to be issued upon conversion at the original rate. In accordance with ASC 470-20, the Company recorded a conversion expense of $186,640 related to the inducement offer.
As a result of these inducement offers, the Company re-evaluated the classification of the Series J Preferred Stock in the financial statements. Upon original issuance, in accordance with ASC 480-10, the instrument was classified as temporary mezzanine equity in the Company's Consolidated Balance Sheets. Due to the inducement offers described above, the Company no longer believes the original classification is still applicable and has restated the Series J Preferred Stock as a liability on the Consolidated Balance Sheets.
In addition, the Company re-evaluated the embedded conversion feature of the Series J Preferred Stock. Upon original issuance, the embedded conversion feature was determined to not require bifurcation, in accordance with ASC 815-10. Due to the inducement offers described above, the Company no longer believes the embedded conversion feature should remain unbifurcated.

Pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion option in the Series J Preferred Stock, post inducement offers, was deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. At March 24, 2017, the fair value of the derivative liability was $705,024 .
The derivative liability associated with the Series J Preferred Stock is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At March 31, 2017, the Company conducted a fair value assessment of the embedded derivative associated with the Series J Preferred Stock. As a result of the fair value assessment, the Company recorded a $262,547 gain as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Condensed Consolidated Statements of Operations for the quarter ended March 31, 2017 to properly reflect the fair value of the embedded derivative of $442,477 as of March 31, 2017.

The fair value measurements rely primarily on Company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with the Series J Preferred Stock approximates management’s estimate of the fair value of the embedded derivative liability at March 31, 2017 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 61% , present value discount rate of 12% and dividend yield of 0%.

Series J-1 Preferred Stock

On October 14, 2016, the Company entered into a securities purchase agreement with a private investor to issue 1,000 shares of Series J-1 Preferred Stock for $1,000,000. The Company issued a total of 700 shares of Series J-1 Preferred Stock to the private investor in exchange for gross proceeds of $700,000.

Shares of the Series J-1 Preferred Stock (including the amount of any accrued and unpaid dividends thereon) may be converted, at the option of the holder, into common stock at a fixed conversion price of $0.0125 per share. Holders of the Series J-1 Preferred Stock will be entitled to dividends in the amount of 10% per annum. One year after issuance, the Company is required to redeem for cash all or any portion of the outstanding shares of Series J-1 Preferred Stock at a price per share equal to $1,000 plus any accrued but unpaid dividends thereon. The Company had 700 shares of Series J-1 Preferred Stock issued and outstanding as of March 31, 2017, representing a value of $700,000 and accrued dividends were $29,639.

The Company classified the Series J-1 Preferred Stock as a liability pursuant to ASC 480 on the closing date due to the structure of the financing agreement, whereby the Company has an unconditional obligation that the Company may settle by issuing a variable number of common shares with a monetary value that is fixed and known at inception.

NOTE 17. OCTOBER 2016 CONVERTIBLE NOTES AND EXCHANGE OF SERIES A PREFERRED STOCK

October 2016 Convertible Notes

On October 5, 2016, the Company entered into a securities purchase agreement with a private investor (“Adar Bays”) for the private placement of $330,000 principal amount of October 2016 Convertible Notes. At Closing, the Company sold and issued $330,000 principal amount of October 2016 Convertible Notes to Adar Bays in exchange for $330,000 of gross proceeds.

Unless earlier converted or prepaid, the October 2016 Convertible Notes will mature December 31, 2017 (the “Maturity Date”). The October 2016 Convertible Notes bear interest at a rate of 6% per annum, subject to increase to 24% per annum upon the occurrence and continuance of an event of default (as described below). Principal and accrued interest on the October 2016 Convertible Notes is payable on the Maturity Date.

All principal and accrued interest on the October 2016 Convertible Notes are convertible at any time, in whole or in part, at the option of Adar Bays, into shares of common stock at a variable conversion price equal to 80% of the lowest closing bid price of the Company’s common stock for the fifteen consecutive trading day period prior to the conversion date. After the six month anniversary of the issuance of any October 2016 Convertible Note, the conversion price for such note shall thereafter be equal to 50% of the lowest closing bid price of the Company’s common stock for the fifteen consecutive trading day period prior to the conversion date.

The October 2016 Convertible Notes contain standard and customary events of default including but not limited to: (i) failure to make payments when due under the October 2016 Convertible Notes; and (ii) bankruptcy or insolvency of the Company.

Pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion option in the October 2016 Convertible Notes were deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. At closing, a derivative liability and a corresponding debt discount in the amount of $330,000 was recorded. The fair value of the derivative was greater than the face value at issuance and the difference of $341,000 was charged to interest expense at issuance. The remaining debt discount will be charged to interest expense ratably over the life of the October 2016 Convertible Notes.

The derivative liability associated with the October 2016 Convertible Notes is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At March 31, 2017, the Company conducted a fair value assessment of the embedded derivative associated with the October 2016 Convertible Notes. As a result of the fair value assessment, the Company recorded a $133,771 gain as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 to properly reflect the fair value of the embedded derivative of $410,975 as of March 31, 2017.

The fair value measurements rely primarily on Company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with the October 2016 Convertible Notes approximates management’s estimate of the fair value of the embedded derivative liability at March 31, 2017 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 62% present value discount rate of 12% and dividend yield of 0%.

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

As of March 31, 2017, Adar Bays had elected to exchange all outstanding October 2016 Convertible Notes, in accordance with the exchange agreement, and the Series A Holder held $330,000 of the October 2016 Convertible Notes. Accrued and unpaid interest on the notes was $2,887 as of March 31, 2017.

NOTE 18. SERIES K PREFERRED STOCK

Offering of Series K Convertible Preferred Stock

On February 8, 2017, the Company, entered into a securities purchase agreement (“Series K SPA”) with a private investor (“Investor”), for the private placement of up to $20,000,000 of the Company’s newly designated Series K Convertible Preferred Stock (“Series K Preferred Stock”).

Per the terms of the Series K SPA, the Company was scheduled to sell 1,000 shares of Series K Preferred Stock to Investor in exchange for $1,000,000 of gross proceeds on or before each of (i) February 24, 2017, (ii) March 27, 2017, (iii) April 27, 2017, (iv) May 27, 2017 and (v) June 27, 2017. The Company was also scheduled to sell 15,000 shares of Series K Preferred Stock to Investor in exchange for $15,000,000 of gross proceeds on or before July 27, 2017. The closing of this tranche is conditioned upon the Company and Investor agreeing to mutually satisfactory restrictions providing that Company’s use of such $15,000,000 proceeds shall be limited to $1,000,000 per month. As of March 31, 2017, the Company has sold 150 shares of Series K Preferred Stock in exchange for $150,000 in cash proceeds from the private investor. Although actual receipts have varied from the original schedule, the Company expects to receive the full funding amount outlined above during 2017 in various tranches. For Series K Preferred Stock issuance and proceeds after March 31, 2017, please refer to Note 24.

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

Upon issuance, in accordance with ASC 480-10, the Series K Preferred Stock was classified as a liability on the Consolidated Balance Sheets. Pursuant to a number of factors outlined in ASC Topic 815, the conversion option in the Series K Preferred Stock was deemed to not require bifurcation or separate accounting treatment.

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
The fair value of these dividend liabilities, which are indexed to the Company's common stock, must be evaluated at each period end. The fair value measurements rely primarily on Company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The fair value determination required forecasting stock price volatility, expected average annual return and conversion date. During the three months ended March 31, 2017, the fair value of the make-whole liability decreased $0.25 million from the fair value at December 31, 2016 as a result of the conversion described below.

As of March 31, 2017, a Preferred Series A holder had converted 104,785 shares of Series A Preferred Stock, and the related make whole dividend of $419,140, which resulted in the issuance of 173,946,250 shares of common stock.

At March 31, 2017, there were 60,756 shares of Series A outstanding and the Company was entitled to redeem the outstanding Series A preferred shares for $0.5 million, plus a make-whole amount of $0.2 million, payable in cash or common shares. The fair value of the make-whole dividend liabilities for the Series A preferred shares, which approximates cash value, was $0.2 million as of March 31, 2017.

NOTE 20. STOCKHOLDERS’ DEFICIT

Common Stock

At March 31, 2017, the Company had 20,000,000,000 shares of common stock, $0.0001 par value, authorized for issuance. Each share of common stock has the right to one vote. As of March 31, 2017, the Company had 2,561,968,275 shares of common stock outstanding. The Company has not declared or paid any dividends related to the common stock through March 31, 2017.

Preferred Stock

At March 31, 2017, the Company had 25,000,000 shares of preferred stock, $0.0001 par value, authorized for issuance. Preferred stock may be issued in classes or series. Designations, powers, preferences, rights, qualifications, limitations and restrictions are determined by the Company’s Board of Directors. The following table summarizes the designations, shares authorized, and shares outstanding for the Company's Preferred Stock:

Preferred Stock Series Designation	Shares Authorized	Shares Outstanding
Series A	750,000	60,756
Series B-1	2,000	—
Series B-2	1,000	—
Series C	690	—
Series D	3,000	—
Series D-1	2,500	—
Series E	2,800	105
Series F	7,000	160
Series G	2,000	736
Series H	2,500	—
Series I	1,000	—
Series J	1,350	1,125
Series J-1	700	700
Series K	20,000	150

Series A Preferred Stock

Refer to Note 10 descriptions of Series A Preferred Stock.

Series E Preferred Stock

Refer to Note 11 descriptions of Series E Preferred Stock.
Series F Preferred Stock
Refer to Note 12 descriptions of Series F Preferred Stock.
Series G Preferred Stock
Refer to Note 13 descriptions of Series G Preferred Stock.
Series H Preferred Stock
Refer to Note 14 descriptions of Series H Preferred Stock.
Series I Preferred Stock
Refer to Note 15 descriptions of Series I Preferred Stock.
Series J and Series J-1 Preferred Stock
Refer to Note 16 descriptions of Series J and Series J-1 Preferred Stock.
Series K Preferred Stock
Refer to Note 18 descriptions of Series K Preferred Stock.

NOTE 21. EQUITY PLANS AND SHARE-BASED COMPENSATION
Share-Based Compensation: The Company measures share-based compensation cost at the grant date based on the fair value of the award and recognizes this cost as an expense over the grant recipients’ requisite service periods for all awards made to employees, officers, directors and consultants.

The share-based compensation expense recognized in the Condensed Consolidated Statements of Operations was as follows:

	For the three months ended March 31,
	2017	2016
Share-based compensation cost included in:
Research and development	$16,611	$45,689
Selling, general and administrative	63,126	172,149
Total share-based compensation cost	$79,737	$217,838

The following table presents share-based compensation expense by type:

	For the three months ended March 31,
	2017	2016
Type of Award:
Stock Options	$53,408	$95,384
Restricted Stock Units and Awards	26,329	122,454
Total share-based compensation cost	$79,737	$217,838

Stock Options: The Company recognized share-based compensation expense for stock options of $53,000 to officers, directors and employees for the three months ended March 31, 2017 related to stock option awards ultimately expected to vest. The weighted average estimated fair value of employee stock options granted for the three months ended March 31, 2017 and 2016 was $0.00 and $1.20 per share, respectively. Fair value was calculated using the Black-Scholes Model with the following assumptions:

	For the three months ended March 31,
	2017	2016
Expected volatility	114%	114%
Risk free interest rate	1%	1%
Expected dividends	—	—
Expected life (in years)	6.0	5.8

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
As of March 31, 2017, total compensation cost related to non-vested stock options not yet recognized was $60,000 which is expected to be recognized over a weighted average period of approximately 1.8 years, 66,690 shares were vested or expected to vest in the future at a weighted average exercise price of $41.39, and 192,835 shares remained available for future grants under the Option Plan.
Restricted Stock: In addition to the stock options discussed above, the Company recognized share-based compensation expense related to restricted stock grants of $26,000 for the three months ended March 31, 2017. The weighted average estimated fair value of restricted stock grants for the three months ended March 31, 2017 and 2016 was $0.00 and $2.00 per share, respectively.

As of March 31, 2017, there was no unrecognized share-based compensation expense from unvested restricted stock, 15 shares were expected to vest in the future, and, 518,388 shares remained available for future grants under the Restricted Stock Plan.

NOTE 22. RELATED PARTY TRANSACTIONS

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

On December 6, 2016, the Company issued a new $600,000 original issue discount note to TFG in exchange for (i) $200,000 of additional gross proceeds and (ii) cancellation of the existing outstanding $330,000 note. The new TFG note bears interest at a rate of 6% per annum and matures on December 31, 2017. Principal and interest on the new TFG note is payable at maturity. The outstanding balance of the new note was $602,000 (including accrued and unpaid interest) with a discount of $60,000 as of December 31, 2016.

On January 19, 2017, the Company issued 333,333,333 shares of unregistered common stock in a private placement to TFG pursuant to a Securities Purchase Agreement (the “SPA”).

Pursuant to the SPA, the Company issued the 333,333,333 shares to TFG in exchange for cancellation of its $600,000 promissory note (including accrued interest of approximately $4,340) that was issued by the Company on December 6, 2016. The SPA does not provide any registration rights for the shares issued to TFG.

TFG is a Singapore based entity controlled and 50% owned by Ascent’s President & CEO, Victor Lee, and owns approximately 13% of the Company's outstanding shares at March 31, 2017.

All related party transactions were approved by our independent board of directors.

NOTE 23. COMMITMENTS AND CONTINGENCIES
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
On April 16, 2014, the parties settled the lawsuit where the Company agreed to pay Jefferies a total of $2.0 million in equal installments over 40 months. The Company paid $150,000 during the three months ended March 31, 2017.
The Company records a liability in its financial statements for costs related to claims, including settlements and judgments, where the Company has assessed that a loss is probable and an amount can be reasonably estimated. The Company accrued $1.7 million, the net present value of the $2.0 million settlement, as of December 31, 2013. As of March 31, 2017, $196,000 was recorded as Accrued litigation settlement as a current liability in the Condensed Consolidated Balance Sheets.

NOTE 24. SUBSEQUENT EVENTS

Offering of Unsecured Non-Convertible Notes

On April 6, 2017, the Company entered into a note agreement in the amount of $103,000, with one accredited investor, in exchange for $100,000 gross proceeds. The note bears interest at 10% per annum and matures on October 6, 2017. Principal and interest on this note are payable at maturity. This note is not convertible into equity shares of the Company and is unsecured.

On April 21, 2017, the Company entered into a note agreement in the amount of $300,000, with one accredited investor, in exchange for $300,000 gross proceeds. The note bears interest at 12% per annum and matures on October 23, 2017. Principal and interest on this note are payable at maturity. This note is not convertible into equity shares of the Company and is unsecured.

On May 8, 2017, the Company issued a $125,000 note to one accredited investor in exchange for $125,000 of gross proceeds. This investor note (i) will mature September 8, 2017 and (ii) will bear interest at a rate of 12% per annum. Principal and interest on this note are payable at maturity. This note is not convertible into equity shares of the Company. This note is unsecured.

Forbearance and Settlement Agreement on July 2016 Convertible Notes

On May 5, 2017, the Company entered into a Forbearance and Settlement Agreement with a holder of certain secured convertible notes that are in default due to various triggering events. The holder and the Company agreed to forbear from taking any action provided for under the secured convertible notes in exchange for the following terms provided in this agreement:

•	The Company agreed to redeem for cash all secured convertible notes of the Company held by the holder no later than September 1, 2017.

•	The Company affirmed that the current balance of owed principal and accrued and unpaid interest to the holder is $1,790,213.91 as of May 2, 2017.

•
The redemption price for such secured convertible notes shall be 120% (if redeemed on or prior to August 15, 2017)or 125% (if redeemed after August 15, 2017) of the then outstanding principal, plus any accrued and unpaid interest.

•	During the month of May 2017, the Holder agreed to limit its conversions of outstanding Company secured convertible notes to $50,000 per calendar week of principal/interest.

•	During the months of June, July and August 2017, the holder agreed to limit its conversions of outstanding Company secured convertible notes to $75,000 per calendar week of principal/interest.

•
During the months of May, June, July and August 2017, the holder agreed that all outstanding Company secured convertible notes shall bear interest at the normal stated, rather than default, interest rate.

•
All conversions during the months of May, June, July and August 2017 will be at the “triggering event” discount conversion price as stated in the secured convertible notes, and will continue at the “triggering event” discount price until, if and when the notes are redeemed.

•
Should the Company fail to redeem for cash all secured convertible notes on or before September 1, 2017, default interest and normal stated interest will accrue from the date of execution of this agreement.

Exchange of Series J Preferred Stock for Common Stock

On May 10, 2017, the Company agreed to issue 189,484,143 shares of Common Stock to one accredited investor in exchange for the cancellation of 50 shares of outstanding Series J Preferred Stock (including accrued dividends) held by such investor.  The canceled shares of the Series J Preferred Stock had an original issue price of $50,000.

Update on Series K Preferred Stock Funding

As of May 17, 2017, the Company had issued 1,200 shares of Series K Preferred Stock in exchange for $1,200,000 in proceeds.

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

Overview
We are a company formed to commercialize flexible photovoltaic modules using our proprietary technology. For the three months ended March 31, 2017, we generated $280,603 of revenue from product sales.

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

Related Party Activity
On February 2, 2012, we announced the appointment of Victor Lee as President and Chief Executive Officer. Mr. Lee had served on our Board of Directors since November 2011 and is currently the managing director of Tertius Financial Group Pte Ltd, the joint venture partner with Radiant Group, in TFG Radiant. In April 2012, we appointed the Chairman of TFG Radiant, Mr. Winston Xu (aka Xu Biao), as a member of our Board of Directors. TFG Radiant owned less than 1% of our outstanding common stock as of March 31, 2017.
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

The new ownership by TFG represents approximately 13% of the outstanding shares of common stock of the Company as of March 31, 2017. There are no registered rights.

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

•	our ability to maintain the listing of our common stock on the OTCQB Venture Market;

•	our ability to implement remediation measures to address material weaknesses in control;

•	our ability to achieve projected operational performance and cost metrics;

•	our ability to enter into commercially viable licensing, joint venture, or other commercial arrangements; and

•	availability of raw materials.

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

Our significant accounting policies were described in Note 3 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.
Recent Accounting Pronouncements
The Company’s significant accounting policies were described in Note 3 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes to our accounting policies as of March 31, 2017.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

Revenues. Our net revenues were $281,000 for the three months ended March 31, 2017 compared to $710,000 for the three months ended March 31, 2016, a decrease of $430,000. Revenues for the three months ended March 31, 2017 include $281,000 of product sales compared to $687,000 for the three months ended March 31, 2016, a decrease of $406,000. The decrease in product sales is largely the result of our change in strategy to move from the consumer electronics market to high-value PV markets. The Company did not have any revenues attributable to our government research and development contracts during the three months ended March 31, 2017, compared to $23,000 during the three months ended March 31, 2016.

Cost of revenues. Our Cost of revenues for the three months ended March 31, 2017 was $1,493,000 compared to $2,164,000 for the three months ended March 31, 2016, a decrease of $672,000. The decrease is primarily attributed to a decrease in materials and labor costs as a result of a decrease in production as compared to the first quarter in the prior year. Cost of revenues for the first quarter of 2017 is comprised of materials and freight of $731,000, direct labor of $2,000, and overhead of $744,000. Management believes our factory is currently significantly under-utilized, and a substantial increase in revenue would result in marginal increases to overhead. We are currently pursuing high-value PV markets.
Research, development and manufacturing operations. Research, development and manufacturing operations costs were $1,277,000 for the three months ended March 31, 2017 compared to $1,686,000 for the three months ended March 31, 2016, a decrease of $410,000. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. Research, development and manufacturing operations costs also include costs related to technology development and governmental contracts. The following factors contributed to the decrease in research, development, and manufacturing operations expenses during the three months ended March 31, 2017:

1.	Personnel related expenses decreased $352,000 as compared to the first quarter of 2016. The decrease in personnel related costs was primarily due to a reduction in headcount.

2.
Consulting and contract services decreased by $19,000 compared to the first quarter of 2016. The decrease in expense as compared to the first quarter of 2016 was primarily attributed to the reduced number of contractors during the quarter ended March 31, 2017.

3.
Materials and equipment related expenses decreased $34,000 compared to the first quarter of 2016. The decrease in expense was primarily due to the reserve against WIP inventory as a result of our focus transition from the consumer electronics market to high-value PV markets.

Inventory impairment costs. Due to the sale of the EnerPlex brand and the re-purposing of our work-in-process inventory, we are unable to estimate the recoverability of our work-in process inventory values, resulting in a reserve of our work-in-process, in it's entirety, as of March 31, 2017. The work-in-process attributable to the three months ended March 31, 2017 was recorded to research and development costs, as part of the calculations discussed above, and the work-in-process still on hand from the year ended December 31, 2016 was recorded as an inventory impairment cost of $363,758 for the three months ended March 31, 2017.
Selling, general and administrative. Selling, general and administrative expenses were $1,764,000 for the three months ended March 31, 2017 compared to $2,987,000 for the three months ended March 31, 2016, a decrease of $1,223,000. The following factors contributed to the decrease in selling, general, and administrative expenses during the three months ended March 31, 2017:

1.
Personnel related costs decreased $481,000 during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The overall decrease in personnel related costs was primarily due a lower headcount for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

2.
Marketing and related expenses decreased $682,000 during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The decrease in Marketing and related expenses is due to reduced marketing, advertising, and promotional activities during the third quarter of 2016 as compared to the first quarter of 2016 which the direct result of moving from the consumer electronics market to higher-value PV markets.

3.
Consulting and contract services increased $128,000 during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The increase was a result of increased consulting expenses related to our financing efforts.

4.
Legal expenses decreased $170,000 during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The primary reasons for the decrease is due to reductions in both legal expenses related to our patents and general legal expenses related to financing efforts as compared to the quarter ended March 31, 2016.

5.
Bad debt expense decreased $11,000 during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. During the quarter we recorded payments and settlements against existing reserves which were offset by additional reserves for customers whose accounts were greater than 120 days overdue.

Other income / expense, net. Other income / expense was a $590,000 net expense for the three months ended March 31, 2017 compared to a $3,021,000 net expense for the three months ended March 31, 2016, a decrease of $2,432,000. The following factors contributed to the decrease in other income/(expense) during the three months ended March 31, 2017:

1.
Interest expense decreased $257,000 as compared the first quarter of 2016. The decrease is primarily due to a reduction in non-cash interest expense and amortization of debt discount related to certain convertible notes and Series' E, F, H, and I Preferred Stock, offset by non-cash interest expense and amortization of debt discounts related to certain convertible and promissory notes and Series G, J, and J-1 Preferred Stock.

2.
Other income, net increased $728,000. This increase is comprised of a $1,209,000 increase in gain on sale of assets after the transfer of the EnerPlex IP, offset by induced conversion costs of $480,000 on several of the financial instruments.

2.
Gains and losses on change in fair value of derivatives and on extinguishment of liabilities, net increased $1,446,000 as compared to the first quarter of 2016. The increase in this non-cash item is the result of an increase of $2,621,268 in the gain on change in the fair value of our embedded derivative instruments during the three months ended March 31, 2017 compared to the three months ended March 31, 2016, offset by an increase of $1,174,954 on loss on extinguishments of liabilities related to conversions of certain convertible notes and preferred stock in the same comparative periods.

Net Loss. Our Net Loss was $5,579,000 for the three months ended March 31, 2017 compared to a Net Loss of $10,525,000 for the three months ended March 31, 2016, a decrease of $4,946,000.

The decrease in Net Loss for the three months ended March 31, 2017 can be summarized in variances in significant account activity as follows:

Decrease (Increase) to Net Loss For the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
Revenues	(430,000)
Cost of Revenue	672,000
Research, development and manufacturing operations
Materials and Equipment Related Expenses	34,000
Personnel Related Expenses	352,000
Consulting and Contract Services	19,000
Facility Related Expenses	(4,000)
Other Miscellaneous Costs	8,000
Selling, general and administrative expenses
Personnel Related Expenses	481,000
Marketing Related Expenses	682,000
Legal Expenses	170,000
Public Company Costs	7,000
Consulting and Contract Services	(128,000)
Other Miscellaneous Costs	11,000
Depreciation and Amortization Expense	1,005,000
Other Income / (Expense)
Interest Expense	257,000
Other Income/Expense	728,000
Non-Cash Change in Fair Value of Derivatives and Gain/Loss on Extinguishment of Liabilities, net	1,446,000
Decrease (Increase) to Net Loss	$5,310,000

Liquidity and Capital Resources
As of March 31, 2017, we had approximately $48 thousand in cash and cash equivalents.

During the three months ended March 31, 2017 and the year ended December 31, 2016, we entered into multiple financing agreements to fund operations. Further discussion of these transactions can be found in Notes 8 through 19 of the financial statements presented as of, and for the the months ended, March 31, 2017, and in notes 9 through 20 of the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

We have continued PV production at our manufacturing facility. We do not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented its new consumer products strategy. During the three months ended March 31, 2017, we used $2.7 million in cash for operations. Our primary significant long term cash obligation consists of a note payable of $5.7 million to a financial institution secured by a mortgage on its headquarters and manufacturing building in Thornton, Colorado. Total payments of $0.5 million, including principal and interest, will come due in the remainder of 2017. We also owe $0.2 million as of March 31, 2017 related to a litigation settlement reached in April 2014, which is being paid in equal installments over 40 months which began in April 2014.

Additional projected product revenues are not anticipated to result in a positive cash flow position for the year 2017 overall and, as of March 31, 2017, we have negative working capital. As such, cash liquidity sufficient for the year ending December 31, 2017 will require additional financing. Subsequent to March 31, 2017, we completed certain other financing transactions. See Note 24. Subsequent Events, for further information on these transactions.

We continue to accelerate sales and marketing efforts related to its certain consumer products, military solar products and specialty PV application strategies through expansion of our sales and distribution channels. We have begun activities related to securing additional financing through strategic or financial investors, but there is no assurance we will be able to raise additional capital on acceptable terms or at all. If our revenues do not increase rapidly, and/or additional financing is not obtained, we will be required to significantly curtail operations to reduce costs and/or sell assets. Such actions would likely have an adverse impact on our future operations. As a result of our recurring losses from operations, and the need for additional financing to fund our operating and capital requirements, there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt as to our ability to continue as a going concern.
Statements of Cash Flows Comparison of the Three Months Ended March 31, 2017 and 2016
For the three months ended March 31, 2017, our cash used in operations was $2.7 million compared to $5.9 million for the three months ended March 31, 2016, a decrease of $3.2 million. The decrease is primarily due to the reduction of headcount and production, coupled with the transition out of certain consumer electronics markets and the sale of the EnerPlex brand. For the three months ended March 31, 2017, our cash provided by investing activities was $130.7 thousand as compared to our cash used in operations of $66.5 thousand, an increase of $197.2 thousand. This increase is the result of investing in intellectual property ("IP") during the first quarter of 2016 and the sales of the EnerPlex brand IP during the first quarter of 2017. During the three months ended March 31, 2017, negative operating cash flows of $2.7 million were funded through $2.4 million of funding received from promissory notes, and the use of cash customer receivables.
Contractual Obligations
The following table presents our contractual obligations as of March 31, 2017. Our long-term debt obligation is related to our building loan reflecting both principal and interest. Our purchase obligations include orders for equipment, inventory and operating expenses.

		Payments Due by Year (in thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$8,222	$694	$2,081	$1,387	$4,060
Litigation Settlement	200	200	—	—	—
Purchase obligations	684	684	—	—	—
Total	$9,106	$1,578	$2,081	$1,387	$4,060
Off Balance Sheet Transactions
As of March 31, 2017 and December 31, 2016, we did not have any off balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Interest Rate Risk
Our exposure to market risks for changes in interest rates relates primarily to our cash equivalents. As of March 31, 2017, our cash equivalents consisted only of federally insured operating and savings accounts held with financial institutions. From time to time we hold money market funds, investments in U.S. government securities and high quality corporate securities. The primary objective of our investment activities is to preserve principal and provide liquidity on demand, while at the same time maximizing the income we receive from our investments without significantly increasing risk. The direct risk to us associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a change in interest rates will have a significant impact on our financial position, results of operations or cash flows.
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (SEC) rules and forms. Our management, including our Chief Executive Officer and interim Principal Financial Officer, conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of March 31, 2017. Based on this evaluation, our Chief Executive Officer and interim Principal Financial Officer concluded that as of March 31, 2017, our disclosure controls and procedures were not effective.

Description of Material Weakness identified in 2016 and 2017

Based on our assessment and the criteria used, management concluded that our internal control over financial reporting, as of December 31, 2016 and March 31, 2017, was not effective due to the material weaknesses described as follows:

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

The control deficiencies described above resulted in material misstatements in the preliminary consolidated financial statements that were corrected prior to the issuance of the consolidated financial statements as of and for the fiscal year ended December 31, 2016 and management does not believe enough time has passed to determine the effectiveness of our remediation plan.

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

Changes in Internal Control Over Financial Reporting

Except for the identification of the material weaknesses noted above, there were no other changes in internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On April 16, 2014, the parties settled the lawsuit where the Company agreed to pay Jefferies a total of $2.0 million in equal installments over 40 months. The Company has paid $150,000 during the three months ended March 31, 2017.
The Company records a liability in its financial statements for costs related to claims, including settlements and judgments, where the Company has assessed that a loss is probable and an amount can be reasonably estimated. The Company accrued $1.7 million, the net present value of the $2.0 million settlement, as of December 31, 2013. As of March 31, 2017, $196,000 was recorded as Accrued litigation settlement, current portion, in the Balance Sheets.

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in the updated risk factors in our Annual Report on Form 10-K filed on April 17, 2017, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K filed on April 17, 2017 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not required.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits
A list of exhibits is found on page 40 of this report.

ASCENT SOLAR TECHNOLOGIES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of May, 2017.

ASCENT SOLAR TECHNOLOGIES, INC.

By:	/S/ VICTOR LEE
Lee Kong Hian (aka Victor Lee) President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, Chief Accounting Officer, and Authorized Signatory)

ASCENT SOLAR TECHNOLOGIES, INC.
EXHIBIT INDEX

3.1
Certificate of Designations of Preferences, Rights and Limitations of Series K Preferred Stock (incorporated by reference to Exhibit 2 to Exhibit 10.1 to our Current Report on Form 8-K filed February 14, 2017)

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company dated March 16, 2017 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed March 17, 2017)

10.1	Note dated January 10, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 17, 2017)
10.2	Note dated January 16, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 20, 2017)
10.3	Note dated January 17, 2017 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 20, 2017)
10.4	Securities Purchase Agreement dated January 19, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 24, 2017)
10.5	Note dated February 7, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 9, 2017)
10.6	Series K Securities Purchase Agreement dated February 8, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 14, 2017)
10.7	Note dated February 13, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 17, 2017)
10.8	Note dated February 27, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 1, 2017)
10.9	Intellectual Property Disposal Agreement dated as of January 25, 2017 and effective February 23, 2017 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed March 1, 2017)
10.10	Note dated March 13, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 17, 2017)
10.11	Note dated March 24, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 29, 2017)
10.12	Note dated April 6, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 7, 2017)
10.13	Note dated April 21, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 24, 2017)
10.14	Forbearance and Settlement Agreement dated May 5, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 10, 2017)
10.15	Note dated May 8, 2017 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed May 10, 2017)
31.1*	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.