Form 10-Q
period 2017-06-30
Ascent Solar Technologies, Inc.
filed 2017-08-14
CIK 1350102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
 ______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

As of August 11, 2017, there were 8,616,723,553 shares of our common stock issued and outstanding.

ASCENT SOLAR TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q
Quarterly Period Ended June 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ASCENT SOLAR TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$232,895	$130,946
Trade receivables, net of allowance for doubtful accounts of $57,336 and $60,347, respectively	158,688	549,204
Inventories	1,195,862	2,569,816
Prepaid expenses and other current assets	514,220	983,796
Total current assets	2,101,665	4,233,762
Property, Plant and Equipment	36,639,460	36,639,460
Less accumulated depreciation and amortization	(31,606,565)	(30,983,448)
	5,032,895	5,656,012
Other Assets:
Patents, net of accumulated amortization of $343,757 and $169,626, respectively	1,519,799	1,647,505
Other non-current assets	63,688	77,562
	1,583,487	1,725,067
Total Assets	$8,718,047	$11,614,841
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$1,960,913	$4,902,471
Related party payables	200,000	214,903
Accrued expenses	2,020,427	1,469,684
Current portion of long-term debt	358,993	243,113
Notes Payable	1,422,026	—
Promissory Notes, net of discount of $1,500 and zero, respectively	4,326,500	1,430,000
Current portion of litigation settlement	49,620	339,481
Series E preferred stock, net of discount of $37,123 and $63,640, respectively	32,877	56,360
Series F preferred stock	160,001	160,001
Series G preferred stock, net of discount of zero and $699,674, respectively	—	408,326
July 2016 convertible notes, net of discount of zero and $1,634,357, respectively	496,600	1,159,610
Series I exchange notes, net of discount of $62,205 and $199,474, respectively	56,331	26,597
Series J preferred stock, net of discount of $176,256 and zero, respectively	898,744	1,350,000
Series K preferred stock	1,050,000	—
October 2016 convertible notes, net of discount of $132,000 and $264,000 respectively	198,000	66,000
Tertius Financial Group promissory notes, net of discount of zero and $59,658, respectively	—	542,808
Short term embedded derivative liabilities	1,876,440	6,578,154
Make-whole dividend liability	243,024	500,176
Total current liabilities	15,350,496	19,447,684
Long-Term Debt	5,292,946	5,281,776
Accrued Warranty Liability	126,372	176,457
Commitments and Contingencies (Notes 4 & 23)
Mezzanine Equity:
Series J-1 preferred stock: 700 shares authorized; 700 and issued and outstanding as of June 30, 2017 and December 31, 2016	700,000	700,000
Stockholders’ Deficit:
Series A preferred stock, $.0001 par value; 750,000 shares authorized and issued; 60,756 shares and 125,044 shares outstanding as of June 30, 2017 and December 31, 2016, respectively ($729,072 and $1,500,528 Liquidation Preference)	6	13
Common stock, $0.0001 par value, 20,000,000,000 shares authorized; 6,976,187,874 and 554,223,320 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	697,619	55,422
Additional paid in capital	380,777,042	369,886,065
Accumulated deficit	(394,226,434)	(383,932,576)
Total stockholders’ deficit	(12,751,767)	(13,991,076)
Total Liabilities, Mezzanine Equity and Stockholders’ Deficit	$8,718,047	$11,614,841
The accompanying notes are an integral part of these condensed consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenues	$25,134	$255,323	$305,737	$965,546
Costs and Expenses:
Cost of revenues (exclusive of depreciation shown below)	295,026	1,272,510	1,787,867	3,436,906
Research, development and manufacturing operations (exclusive of depreciation shown below)	1,241,108	1,785,349	2,517,974	3,471,766
Inventory impairment costs	—	—	363,758	—
Selling, general and administrative (exclusive of depreciation shown below)	1,405,863	2,956,848	3,170,094	5,943,695
Depreciation and amortization	330,324	1,381,357	701,976	2,757,559
Total Costs and Expenses	3,272,321	7,396,064	8,541,669	15,609,926
Loss from Operations	(3,247,187)	(7,140,741)	(8,235,932)	(14,644,380)
Other Income/(Expense)
Other Income/(Expense), net	(149,340)	32,333	579,145	32,333
Interest expense	(2,247,707)	(1,404,853)	(4,239,059)	(3,652,991)
Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net	928,909	(2,655,190)	1,601,987	(3,428,426)
Total Other Expense	(1,468,138)	(4,027,710)	(2,057,927)	(7,049,084)
Net Loss	$(4,715,325)	$(11,168,451)	$(10,293,859)	$(21,693,464)

Net Loss Per Share (Basic and diluted)	$(0.0010)	$(0.6825)	$(0.0033)	$(1.66)
Weighted Average Common Shares Outstanding (Basic and diluted)	4,668,929,066	16,364,931	3,161,064,888	13,042,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Operating Activities:
Net loss	$(10,293,859)	$(21,693,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	701,976	2,757,559
Share based compensation	95,911	557,980
Realized gain on sale of assets	(1,214,659)	—
Amortization of financing costs to interest expense	70,557	104,679
Write down of previously capitalized inventory	363,758	—
Non-cash interest expense	727,734	206,845
Amortization of debt discount	3,190,184	3,006,096
Change in fair value of derivatives and gain/loss on extinguishment of liabilities, net	(1,601,987)	3,428,426
Inducement conversion costs	635,514	—
Bad debt expense	9,649	182,716
Changes in operating assets and liabilities:
Accounts receivable	396,467	978,972
Inventories	1,010,196	195,859
Prepaid expenses and other current assets	355,759	475,827
Accounts payable	(340,200)	(344,269)
Related party payable	(14,903)	—
Accrued expenses	(26,868)	(124,771)
Accrued litigation settlement	(289,861)	(264,411)
Warranty reserve	(50,085)	(28,611)
Net cash used in operating activities	(6,274,717)	(10,560,568)
Investing Activities:
Purchase of property, plant and equipment	—	(20,688)
Proceeds from the sale of assets	150,000	—
Patent activity costs	(25,341)	(96,344)
Deposit on building	—	—
Net cash provided by/(used in) investing activities	124,659	(117,032)
Financing Activities:
Payment of debt financing costs	—	(40,000)
Repayment of debt	(862,993)	(157,862)
Proceeds from promissory note	2,865,000	—
Proceeds from Committed Equity Line	—	1,056,147
Proceeds from issuance of stock and warrants	4,250,000	9,625,000
Net cash provided by financing activities	6,252,007	10,483,285
Net change in cash and cash equivalents	101,949	(194,315)
Cash and cash equivalents at beginning of period	130,946	326,217
Cash and cash equivalents at end of period	$232,895	$131,902
Supplemental Cash Flow Information:
Cash paid for interest	$206,080	$192,532
Non-Cash Transactions:
Non-cash conversions of preferred stock and convertible notes to equity	$6,934,064	$7,745,950
Make-whole provision on convertible preferred stock	$257,152	$—
Non-cash financing costs	$2,500	$—
Accounts payable converted to notes payable	$1,422,026	$—
Accounts payable forgiven related to sale of EnerPlex	$1,031,726	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION

Ascent Solar Technologies, Inc. (“Ascent”) was incorporated on October 18, 2005 from the separation of ITN Energy Systems, Inc's (“ITN”) Advanced Photovoltaic Division and all of that division’s key personnel and core technologies. ITN, a private company incorporated in 1994, is an incubator dedicated to the development of thin-film, photovoltaic (“PV”), battery, fuel cell, and nano technologies. Through its work on research and development contracts for private and governmental entities, ITN developed proprietary processing and manufacturing know-how applicable to PV products generally, and to Copper-Indium-Gallium-diSelenide (“CIGS”) PV products in particular. ITN formed Ascent to commercialize its investment in CIGS PV technologies. In January 2006, in exchange for 5,140 shares of common stock of Ascent, ITN assigned to Ascent certain CIGS PV technologies and trade secrets and granted to Ascent a perpetual, exclusive, royalty-free worldwide license to use, in connection with the manufacture, development, marketing and commercialization of CIGS PV to produce solar power, certain of ITN’s existing and future proprietary and control technologies that, although non-specific to CIGS PV, Ascent believes will be useful in its production of PV modules for its target markets. Upon receipt of the necessary government approvals and pursuant to novation in early 2007, ITN assigned government-funded research and development contracts to Ascent and also transferred the key personnel working on the contracts to Ascent.

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

Sale of EnerPlex Brand

In February 2017, Ascent announced the sale of our EnerPlex brand and related intellectual properties and trademarks associated with EnerPlex to our battery product supplier, Sun Pleasure Co. Limited (“SPCL”) in an effort to better allocate its resources and to continue to focus on its core strength in the high-value specialty PV market. Following the transfer, Ascent will no longer produce or sell Enerplex-branded consumer products. Ascent will also supply solar PV products to SPCL, supporting the continuous growth of EnerPlex™ with Ascent’s proprietary and award-winning thin-film solar technologies and products.

Ascent continues to design and manufacture its own line of PV integrated consumer electronics, as well as portable power applications for commercial, military, and emergency management.

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

NOTE 2. BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements have been derived from the accounting records of Ascent Solar Technologies, Inc., Ascent Solar (Asia) Pte. Ltd., and Ascent Solar (Shenzhen) Co., Ltd. (collectively, "the Company") as of June 30, 2017 and December 31, 2016, and the results of operations for the three and six months ended June 30, 2017 and 2016. Ascent Solar (Shenzhen) Co., Ltd. is wholly owned by Ascent Solar (Asia) Pte. Ltd., which is wholly owned by Ascent Solar Technologies, Inc. All significant inter-company balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.
The accompanying, unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and footnotes typically found in U.S. GAAP audited annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. The Condensed Consolidated Balance Sheet at December 31, 2016 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. These condensed consolidated financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company’s significant accounting policies were described in Note 3 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes to our accounting policies as of June 30, 2017.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718). ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for interim periods and fiscal years beginning after December 15, 2017, and early application is permitted. The Company is currently evaluating the impact, if any, that the adoption of this guidance will have on its consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11 Part I, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). ASU 2017-11 Part I changes the classification analysis of certain equity-linked financial instruments with down round features. ASU 2017-11 Part I is effective, for public business entities, for interim periods and fiscal years beginning after December 15, 2018, and early application is permitted. The Company is currently evaluating the impact, if any, that the adoption of this guidance will have on its consolidated financial statements.

The Series J Preferred Stock was reclassified from mezzanine equity in the 2016 financial information to conform to the 2017 presentation in liabilities. Such reclassifications had no effect on the net loss.

NOTE 4. LIQUIDITY AND CONTINUED OPERATIONS

During the six months ended June 30, 2017 and the year ended December 31, 2016, the Company entered into multiple financing agreements to fund operations. Further discussion of these transactions can be found in Notes 8 through 19 of the financial statements presented as of, and for the six months ended, June 30, 2017, and in Notes 9 through 20 of the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

The Company has continued PV production at its manufacturing facility. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented its product strategy. During the six months ended June 30, 2017 the Company used $6.3 million in cash for operations. The Company's primary significant long term cash obligation consists of a note payable of $5.7 million to a financial institution secured by a mortgage on its headquarters and manufacturing building in Thornton, Colorado. Total payments of $0.4 million, including principal and interest, will come due in the remainder of 2017. The Company also owes $50,000 as of June 30, 2017 related to a litigation settlement reached in April 2014, which is being paid in equal installments over 40 months beginning in April 2014.

Additional projected product revenues are not anticipated to result in a positive cash flow position for the year 2017 overall and, as of June 30, 2017, the Company has negative working capital. As such, cash liquidity sufficient for the year ending December 31, 2017 will require additional financing.
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

NOTE 5. PROPERTY, PLANT AND EQUIPMENT
The following table summarizes property, plant and equipment as of June 30, 2017 and December 31, 2016:

	As of June 30,	As of December 31,
	2017	2016
Building	$5,828,960	$5,828,960
Furniture, fixtures, computer hardware and computer software	489,421	489,421
Manufacturing machinery and equipment	30,300,391	30,300,391
Net depreciable property, plant and equipment	36,618,772	36,618,772
Manufacturing machinery and equipment in progress	20,688	20,688
Property, plant and equipment	36,639,460	36,639,460
Less: Accumulated depreciation and amortization	(31,606,565)	(30,983,448)
Net property, plant and equipment	$5,032,895	$5,656,012
The Company analyzes its long-lived assets for impairment, both individually and as a group, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
Depreciation expense for the three and six months ended June 30, 2017 was $288,493 and $623,117, respectively, compared to depreciation expense of $1,362,718 and $2,722,210 for the three and six months ended June 30, 2016, respectively. Depreciation expense is recorded under “Depreciation and amortization expense” in the Condensed Consolidated Statements of Operations.

NOTE 6. INVENTORIES
Inventories consisted of the following at June 30, 2017 and December 31, 2016:

	As of June 30,	As of December 31,
	2017	2016
Raw materials	$770,448	$832,806
Work in process	45,413	635,130
Finished goods	380,001	1,101,880
Total	$1,195,862	$2,569,816
The Company analyzes its inventory for impairment, both categorically and as a group, whenever events or changes in circumstances indicate that the carrying amount of the inventory may not be recoverable. During the six months ended June 30, 2017, the Company impaired $363,758 of inventory.
Inventory amounts are shown net of allowance of $623,014 and $736,663 for the three months ended June 30, 2017 and the year ended December 31, 2016, respectively.

NOTE 7. DEBT
On February 8, 2008, the Company acquired a manufacturing and office facility in Thornton, Colorado, for approximately $5.5 million. The purchase was financed by a promissory note, deed of trust and construction loan agreement (the “Construction Loan”) with the Colorado Housing and Finance Authority (“CHFA”), which provided the Company borrowing availability of up to $7.5 million for the building and building improvements. In 2009, the Construction Loan was converted to a permanent loan pursuant to a Loan Modification Agreement between the Company and CHFA (the “Permanent Loan”). The Permanent Loan, collateralized by the building, has an interest rate of 6.6% and the principal will be amortized through its term to January 2028. Further, pursuant to certain negative covenants in the Permanent Loan, the Company may not, among other things, without CHFA’s prior written consent (which by the terms of the deed of trust is subject to a reasonableness requirement): create or incur additional indebtedness (other than obligations created or incurred in the ordinary course of business); merge or consolidate with any other entity; or make loans or advances to the Company’s officers, shareholders, directors or employees. The outstanding principal balance of the Permanent Loan was $5,651,939 and $5,704,932 as of June 30, 2017 and December 31, 2016, respectively.

On November 1, 2016, the Company and the CFHA agreed to modify the original agreement described above with the addition of a forbearance period. Per the modification agreement, no payments of principal and interest shall be due under the note during the forbearance period commencing on November 1, 2016 and continuing through April 1, 2017. The amount of interest that should have been paid by the Company during the forbearance period in the total amount of $180,043 shall be added to the outstanding principal balance of the note. As a result, on May 1, 2017, the principal balance of the note was $5,704,932. Commencing on May 1, 2017, the monthly payments of principal and interest due under the note resumed at $57,801, and the Company shall continue to make such monthly payments over the remaining term of the note ending on February 1, 2028.

As of June 30, 2017, remaining future principal payments on long-term debt are due as follows:

2017	$190,121
2018	343,395
2019	366,757
2020	391,709
2021	418,358
Thereafter	3,941,599
$5,651,939

NOTE 8. NOTES PAYABLE

On February 24, 2017, the Company entered into an agreement with a vendor to convert the balance of their account into three notes payable in the aggregate amount of $765,784. The notes bear interest of 6% per annum and mature on February 24, 2018; all outstanding principal and accrued interest is due and payable upon maturity. As of June 30, 2017, the Company had not made any payments on these notes and the accrued interest was $16,081.

On February 27, 2017, the Company entered into an agreement with a vendor to convert the balance of their account into a note payable in the amount of $49,500. The note bears interest of 6% per annum and matures on September 27, 2017; all outstanding principal and accrued interest is due and payable upon maturity. As of June 30, 2017, the Company had not made any payments on the note and the accrued interest was $1,001.

On March 23, 2017, the Company entered into an agreement with a vendor to convert the balance of their account into a note payable in the amount of $356,742. The note bears interest of 5% per annum and matures on October 23, 2017; all outstanding principal and accrued interest is due and payable upon maturity. As of June 30, 2017, the Company had not made any payments on the note and the accrued interest was $4,838.

On June 30, 2017, the Company entered into an agreement with a vendor to convert the balance of their account into a note payable in the amount of $250,000. The note bears interest of 5% per annum and matures on February 28, 2018; all outstanding principal and accrued interest is due and payable upon maturity.

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

On December 6, 2016, the Company issued a new $600,000 original issue discount note to TFG in exchange for (i) $200,000 of additional gross proceeds and (ii) cancellation of the existing outstanding $330,000 note. The new TFG note bears interest at a rate of 6% per annum and matures on December 31, 2017. Principal and interest on the new TFG note is payable at maturity. Following the transaction, the outstanding balance of the new note was $602,000 (including accrued and unpaid interest) with a discount of $60,000 as of December 31, 2016.

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

TFG is a Singapore based entity controlled and 50% owned by Ascent’s President & CEO, Victor Lee, and owns less than 5% of the Company's outstanding shares at June 30, 2017.

Offering of Unsecured Non-Convertible Notes

Between December 2016 and April 2017, the Company initiated eleven non-convertible, unsecured promissory notes with a private investor with varying principal amounts. The promissory notes bear interest of 12% per annum and mature six months from the respective dates of issuance ranging from June 2, 2017 to October 21, 2017. Unless paid in advance, the principal and interest of these promissory notes are payable upon maturity. The notes are not convertible into equity shares of the Company and are unsecured.

During June 2017, three of the promissory notes described above matured. The Company and the private investor agreed to pay the interest accrued on these notes, as of the maturity dates, and extend the notes another three months without the Company being in default. During June 2017, $60,434 interest was paid.

As of June 30, 2017 and December 31, 2016 the outstanding principal balance on these promissory notes was $3,400,000 and $1,010,000, respectively. The accrued interest outstanding on these notes was $105,349 as of June 30, 2017.

During October 2016, the Company received $420,000 from a separate private investor. These funds were rolled into a promissory note, executed on January 17, 2017, in the amount of $700,000 issued with a discount of $30,000 which will be charged to interest expense ratably over the term of the note. The note bears interest at 12% per annum and matures on July 17, 2017. Principal and interest on this note are payable at maturity. This note is not convertible into equity shares of the Company and is unsecured.

On June 30, 2017, the Company and the private investor agreed to a 12 month payment plan on the balance of this promissory note. Interest will continue to accrue on this note at 12% per annum and payments of approximately $62,000 will be made monthly beginning in July 2017.

As of June 30, 2017 the outstanding principal and accrued interest balances on the note were $700,000 and $52,022, respectively.

During April 2017, the Company initiated a non-convertible, unsecured promissory note with a private investor for $103,000 in exchange for proceeds of $100,000. The discount of $3,000 will be charged to interest expense ratably over the term of the note, The promissory note bears interest of 10% per annum and matures on October 6, 2017. As of June 30, 2017, the principal and accrued interest outstanding on the promissory note was $103,000 and $2,432, respectively.

During May 2017, the Company initiated a non-convertible, unsecured promissory note with a private investor for $125,000 . The promissory note bears interest of 12% per annum and matures on August 8, 2017. As of June 30, 2017, the principal and accrued interest outstanding on the promissory note was $125,000 and $2,208, respectively.

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

The Series A Preferred Stock may be converted into shares of common stock at the option of the Company if the closing price of the common stock exceeds $232, as adjusted, for 20 consecutive trading days, or by the holder at any time. The Company has the right to redeem the Series A Preferred Stock at a price of $8.00 per share, plus any accrued and unpaid dividends, plus the make-whole amount (if applicable). At June 30, 2017, the preferred shares were not eligible for conversion to common shares at the option of the Company. The holder of the preferred shares may convert to common shares at any time, at no cost, at a ratio of 1 preferred share into 1 common share (subject to standard ratable anti-dilution adjustments). Upon any conversion (whether at the option of the Company or the holder), the holder is entitled to receive any accrued but unpaid dividends and also any make-whole amount (if applicable). See Note 19. Make-Whole Dividend Liability.

On October 6, 2016, the Series A Holder entered into an exchange agreement (the “Exchange Agreement”) with Adar Bays. Pursuant to the exchange agreement, beginning December 5, 2016, Adar Bays has the option to exchange, from time to time, all or any portion of the October 2016 Convertible Notes (see Note 17) for outstanding shares of Series A Preferred Stock from the Series A Holder.

As of June 30, 2017, Adar Bays had elected to exchange all outstanding October 2016 Convertible Notes, in accordance with the exchange agreement, resulting in the exchange of 104,785 shares of Series A Preferred Stock. As of June 30, 2017, Adar Bays had also converted their 104,785 shares of Series A Preferred Stock, and the related make whole dividend, which resulted in the issuance of 173,946,250 shares of common stock.

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

As of June 30, 2017, there were 60,756 shares of Series A Preferred Stock outstanding.

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

Conversion Period	Preferred Series E Shares Converted	Value of Series E Preferred Shares (inclusive of accrued dividends)	Common Shares Issued
Q4 2015	478	$481,500	250,000
Q1 2016	1,220	1,239,436	1,132,000
Q2 2016	365	381,414	7,979,568
Q3 2016	523	548,896	21,973,747
Q4 2016	94	101,018	13,089,675
Q1 2017	15	16,248	8,289,962
Q2 2017	35	38,886	134,927,207
	2,730	$2,807,398	187,642,159

Holders of the Series E Preferred Stock will be entitled to dividends in the amount of 7% per annum. During the six months ended June 30, 2017, the holder converted dividends in the amount of $5,134 on the Series E Preferred Stock, resulting in the issuance of 14,135,538 shares of common stock.

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

The Company classified the Series E Preferred Stock as a liability pursuant to ASC 480 on the closing date due to the structure of the financing agreement, whereby the Company has an unconditional obligation that the Company may settle by issuing a variable number of common shares with a monetary value that is fixed and known at inception. There are 70 shares of Series E Preferred Stock outstanding, representing a value of $70,000, as of June 30, 2017.

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

The derivative liability associated with the Series E Preferred Stock is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At March 31, 2017 and June 30, 2017, the Company conducted a fair value assessment of the embedded derivative associated with the Series E Preferred Stock. As a result of the fair value assessment, the Company recorded a $40,016 loss as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Condensed Consolidated Statements of Operations, for the three months ended June 30, 2017. The net gain recorded for the six months ended June 30, 2017 was $19,358, to properly reflect the fair value of the embedded derivative of $121,390 as of June 30, 2017.

The fair value measurements rely primarily on Company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with the Series E Preferred Stock approximates management’s estimate of the fair value of the embedded derivative liability at June 30, 2017 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 70%, present value discount rate of 12% and dividend yield of 0%.

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

From time to time, the Company may direct the private investor, at its sole discretion and subject to certain conditions, to purchase an amount of shares of common stock up to the lesser of (i) $1,000,000 or (ii) 300% of the average daily trading volume of the Company’s common stock over the preceding ten trading day period. The per share purchase price for shares of common stock to be sold by the Company under the CEL purchase agreement shall be equal to 80% of the average of the two lowest VWAPs of the common stock for the ten consecutive trading day period prior to the purchase date. As of June 30, 2017, the Company had directed the private investor to purchase 3,056,147 of common stock which resulted in the issuance of 1,368,000 shares of common stock

The Company may not direct the private investor to purchase shares of common stock more frequently than once each ten business days. The Company’s sales of shares of common stock to the private investor under the CEL purchase agreement are limited to no more than the number of shares that would result in the beneficial ownership by the private investor and its affiliates, at any single point in time, of more than 9.99% of the Company’s then outstanding shares of common stock.

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

On January 20, 2016, the Company sold and issued 7,000 shares of Series F Preferred Stock to the private investor. The aggregate purchase price of the Series F Preferred shares was $7,000,000. On January 20, 2016, the private investor paid $500,000 to the Company. The remaining $6,500,000 was paid by the private investor to the Company in 14 weekly increments of $500,000 or $250,000 beginning January 25, 2016 and ending April 28, 2016.

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

Holders of the Series F Preferred Stock are entitled to dividends in the amount of 7% per annum. During the quarter ended June 30, 2017, the Company did not pay any dividends or issue any shares in relation to accrued dividends.

The Company classified the Series F Preferred Stock as a liability pursuant to ASC 480 on the closing date due to the structure of the financing agreement, whereby the Company has an unconditional obligation that the Company may settle by issuing a variable number of common shares with a monetary value that is fixed and known at inception. There are 160 shares of Series F Preferred Stock, representing a value of $160,000, outstanding as of June 30, 2017.

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

The derivative liability associated with the Series F Preferred Stock is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At June 30, 2017, the Company conducted a fair value assessment of the embedded derivative associated with the Series F Preferred Stock. As a result of the fair value assessment, the Company recorded a $209,613 loss as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Condensed Consolidated Statements of Operations, for the three months ended June 30, 2017. The net loss recorded for the six months ended June 30, 2017 was $85,557, to properly reflect the fair value of the embedded derivative of $340,881 as of June 30, 2017.

The fair value measurements rely primarily on Company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with the Series F Preferred Stock approximates management’s estimate of the fair value of the embedded derivative liability at June 30, 2017 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 66%, present value discount rate of 12% and dividend yield of 0%.

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

Assignment of Series G Preferred Stock

Beginning September 19, 2016, the two private investors (the “Series G Sellers”) entered into assignment agreements with accredited investors (the “Series G Purchasers”). Under the terms of the assignment agreements, the Series G Sellers may sell all 2,000 outstanding shares of Series G Preferred Stock to the Series G Purchasers for a purchase price of $1,000 per share of Series G Preferred Stock (plus the amount of any accrued and unpaid dividends thereon). As of June 30, 2017, the Series G Sellers had sold 1,835 shares of Series G Preferred Stock, representing a value of $1,835,000, to the Series G Purchasers.

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

Conversion Period	Preferred Series G Shares Converted	Value of Series G Preferred Shares (inclusive of accrued dividends)	Common Shares Issued
Q4 2016	892	929,895	245,726,283
Q1 2017	372	397,970	327,718,386
Q2 2017	526	575,096	1,337,776,821
	1,790	$1,902,961	1,911,221,490

Holders of the Series G Preferred Stock will be entitled to dividends in the amount of 10% per annum. During the six months ended June 30, 2017, the Company converted dividends in the amount of $49,096 on the Series G Preferred Stock, resulting in the issuance of 114,854,745 shares of common stock.

On June 29, and June 30, 2017, the Company redeemed the remaining 210 outstanding shares, and the related accrued dividends for cash payments in the amount of $232,440. Due to international wire cut off times, $182,715 of that amount was not actually paid until July 3, 2017, and the resulting liability is included in accounts payable on the Condensed Consolidated Balance Sheet for the six months ended June 30, 2017.

As of June 30, 2017, all Series G Preferred Stock Shares, and the related accrued dividends, had either been converted or redeemed.

Pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion option in the Series G Preferred Stock were deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. At December 31, 2016 the fair value of the derivative liability was $361,831and was $219,347 prior to the redemption.

At June 30, 2017, the Company recorded the reduction of the remaining embedded derivative associated with the Series G Preferred Stock of $219,347 as a gain in the "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2017. The net gain recorded for the six months ended June 30, 2017 was $361,831, to properly reflect the elimination of the embedded derivative as of June 30, 2017.

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

During the six months ended June 30, 2017, in accordance with ASC 470-20-40-16, the Company recorded expense of $79,179 related to the conversion inducement and expense of $134,566 related to the disposal price guarantee. The amount related to the disposal price guarantee was also recorded as a corresponding liability in the Condensed Consolidated Balance Sheet as of June 30, 2017.

On June 29, 2017, the Company and Holder A agreed to settle the disposal price guarantee liability in cash instead of shares of the Company's common stock. The liability will be paid in three equal monthly installments commencing on June 30, 2017. As of June 30, 2017, the Company had paid $44,855 towards this liability and the remaining balance was $89,711.

NOTE 14. SERIES H PREFERRED STOCK AND JULY 2016 CONVERTIBLE NOTES

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

Forbearance and Settlement Agreement on July 2016 Convertible Notes

On May 5, 2017, the Company entered into a Forbearance and Settlement Agreement ("Forbearance Agreement") with a holder of certain secured convertible notes that are in default due to various triggering events. The holder and the Company agreed to forbear from taking any action provided for under the secured convertible notes in exchange for the following terms provided in this agreement:

•	The Company agreed to redeem for cash all secured convertible notes of the Company held by the holder no later than September 1, 2017.

•	The Company affirmed that the current balance of owed principal and accrued and unpaid interest to the holder is $1,790,214 as of May 2, 2017.

•
The redemption price for such secured convertible notes shall be 120% (if redeemed on or prior to August 15, 2017) or 125% (if redeemed after August 15, 2017) of the then outstanding principal, plus any accrued and unpaid interest.

•	During the month of May 2017, the Holder agreed to limit its conversions of outstanding Company secured convertible notes to $50,000 per calendar week of principal/interest.

•	During the months of June, July and August 2017, the holder agreed to limit its conversions of outstanding Company secured convertible notes to $75,000 per calendar week of principal/interest.

•
During the months of May, June, July and August 2017, the holder agreed that all outstanding Company secured convertible notes shall bear interest at the normal stated rate of 10%, rather than default rate of 24%.

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

All principal and accrued interest on the July 2016 Convertible Notes are convertible at any time, in whole or in part, at the option of the private investor, into shares of Common Stock at a variable conversion price equal to the lowest of (i) $0.045 (the “Fixed Conversion Price”), (ii) 70% of the lowest volume weighted average price (“VWAP”) of the Company's common stock for the ten consecutive trading day period prior to the conversion date or (iii) 70% of the lowest closing bid price of the Company's common stock for the ten consecutive trading day period prior to the conversion date. If certain defined triggering events occur, the conversion price would thereafter be reduced (and only reduced), to equal 60% of the lower of (i) the lowest closing bid price of the Company's common stock for the thirty consecutive trading day period prior to the conversion date or (ii) the lowest VWAP of the the Company's common stock for the thirty consecutive trading day period prior to the conversion date. In addition, on the 90th day and also on the 180th day from the date of the Note SPA, the private investor may reset the Fixed Conversion Price to thereafter be equal to the VWAP of the Common Stock for such day or if such 90th or 180th day is not a trading day, then the VWAP for the immediately preceding trading day. The following table summarizes the conversion activity on the principal of the July 2106 Convertible Notes:

Conversion Period	July 2016 Convertible Notes Converted (exclusive of interest)	Common Shares Issued
Q4 2016	$152,460	64,000,000
Q1 2017	1,017,732	959,704,543
Q2 2017	682,235	1,865,043,998
	$1,852,427	2,888,748,541

As of June 30, 2017, $3,960 of accumulated interest on the July 2016 Convertible Notes had been converted and $600,000 principal had been redeemed in cash. In accordance with the Forbearance Agreement, the Company has recorded $100,000 as interest expense for the20% redemption penalty which will be paid with the accrued interest on the Notes. Although the Forbearance Agreement reduced the interest rate to the original stated rate, the Company has continued to accrue interest at the default rate due to the uncertainty that payment of the notes will be complete by the agreed date. The remaining principal balance and accrued interest, as of June 30, 2017 was $496,600 and $421,345, respectively.

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

The derivative liability associated with the July 2016 Convertible Notes is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At June 30, 2017, the Company conducted a fair value assessment of the embedded derivative associated with the July 2016 Convertible Notes. As a result of the fair value assessment, the Company recorded a $2,625,608 gain as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Statements of Operations, for the three months ended June 30, 2017. The total gain recorded for the six months ended June 30, 2017 was $5,047,445 to properly reflect the fair value of the embedded derivative of $31,444 as of June 30, 2017.

The fair value measurements rely primarily on Company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with the July 2016 Convertible Notes approximates management’s estimate of the fair value of the embedded derivative liability at June 30, 2017 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 53%, present value discount rate of 12%, dividend yield of 0%.

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

On September 13, 2016, the Company agreed to exchange outstanding Series I Preferred Stock for convertible notes (“Exchange Convertible Notes”) and as of December 31, 2016 the Series I Purchaser had exchanged all 326 shares of Series I Preferred Stock and no shares were outstanding. Refer to the section below for details of the exchange.

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

Conversion Period	Exchange Convertible Notes Converted	Common Shares Issued
Q3 2016	$15,000	1,470,588
Q4 2016	91,563	13,346,274
Q1 2017	70,000	50,503,662
Q2 2017	37,535	86,987,428
	$214,098	152,307,952

As of June 30, 2017, no interest accumulated on the Exchange Convertible Notes had been converted. The remaining principal balance and accrued interest, as of June 30, 2017 was $118,536 and $14,538, respectively.

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

The derivative liability associated with the Exchange Convertible Notes is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At June 30, 2017, the Company conducted a fair value assessment of the embedded derivative associated with the Exchange Convertible Notes. As a result of the fair value assessment, the Company recorded a $45,489 loss as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Statements of Operations, for the three months ended June 30, 2017. The net gain recorded for the six months ended June 30, 2017 was $65,961, to properly reflect the fair value of the embedded derivative of $130,656 as of June 30, 2017.

The fair value measurements rely primarily on Company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with the Exchange Convertible Notes approximates management’s estimate of the fair value of the embedded derivative liability at June 30, 2017 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 46%, present value discount rate of 12%, dividend yield of 0%.

NOTE 16. SERIES J PREFERRED STOCK AND SERIES J-1 PREFERRED STOCK

Series J Preferred Stock

On September 19, 2016, the Company entered into a securities purchase agreement with one accredited investor for the private placement of $1,350,000 of the Company’s newly designated Series J Convertible Preferred Stock (“Series J Preferred Stock”). As of June 30, 2017, the Company had issued 1,350 shares of Series J Preferred Stock in exchange for proceeds of $1,350,000.

On March 29, 2017, the accredited investor (the “Series J Seller”) entered into an assignment agreement with a private investor (the “Series J Purchaser”). Under the terms of the assignment agreement, the Series J Seller may sell 250 outstanding shares of Series J Preferred Stock to the Series J Purchaser for a purchase price of $1,000 per share of Series J Preferred Stock (plus the amount of any accrued and unpaid dividends thereon). As of June 30, 2017, the Series J Seller had sold 250 shares of Series J Preferred Stock, representing a value of $250,000, to the Series J Purchaser.

Holders of the Series J Preferred Stock are entitled to dividends in the amount of 10% per annum. Shares of the Series J Preferred Stock (including the amount of any accrued and unpaid dividends thereon) are convertible at the option of the holder into common stock at a fixed conversion price of $0.015 per share. As of June 30, 2017, no shares of the Series J Preferred Stock had been converted at the fixed conversion price; 275 shares of Series J Preferred Stock were converted under conversion inducement offers. (See Conversion Inducement Offers discussion below).

There are no registration rights applicable to the Series J Preferred Stock. Accordingly, any shares of Common Stock issued upon conversion of the Series J Preferred Stock are restricted and can only be sold in compliance with Rule 144 or in accordance with another exemption from registration.

One year after issuance, the Company is required to redeem for cash all or any portion of the outstanding shares of the Series J Preferred Stock at a price per share equal to $1,000 plus any accrued but unpaid dividends thereon. There were 1,075 shares of Series J Preferred Stock outstanding as of June 30, 2017, representing a value of $1,075,000 and accrued dividends were $78,826.

Conversion Inducement Offers

On March 24, 2017, the Company offered to lower the conversion price, applicable to 100 shares of Series J Preferred Stock. The reduced conversion rate was $0.00147 calculated by giving a 30% discount on the day’s closing bid price resulting in the issuance of 71,636,432 shares of common stock. In accordance with ASC 470-20, the Company recorded a conversion expense of $142,155 related to the inducement offer.

On March 29, 2017, the Company offered to lower the conversion price, applicable to 120 shares of Series J Preferred Stock. The reduced conversion rate was $0.00105 calculated by giving a 30% discount to the lowest closing bid price in a ten day look back period resulting in the issuance of 125,429,895 shares of common stock. In accordance with ASC 470-20, the Company recorded a conversion expense of $186,640 related to the inducement offer.
On May 8, 2017, the Company offered to lower the conversion price, applicable to 50 shares of Series J Preferred Stock. The reduced conversion rate was $0.00028 calculated by giving a 30% discount to the lowest closing bid price in a ten day look back period resulting in the issuance of 189,484,143. In accordance with ASC 470-20, the Company recorded a conversion expense of $92,974 related to the inducement offer.
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
The derivative liability associated with the Series J Preferred Stock is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At June 30, 2017, the Company conducted a fair value assessment of the embedded derivative associated with the Series J Preferred Stock. As a result of the fair value assessment, the Company recorded a $64,912 loss as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Condensed Consolidated Statements of Operations, for the three months ended June 30, 2017. The net gain recorded for the six months ended June 30, 2017 was $197,635, to properly reflect the fair value of the embedded derivative of $507,389 as of June 30, 2017.

The fair value measurements rely primarily on Company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with the Series J Preferred Stock approximates management’s estimate of the fair value of the embedded derivative liability at June 30, 2017 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 47% , present value discount rate of 12% and dividend yield of 0%.

Series J-1 Preferred Stock

On October 14, 2016, the Company entered into a securities purchase agreement with a private investor to issue 1,000 shares of Series J-1 Preferred Stock for $1,000,000. The Company issued a total of 700 shares of Series J-1 Preferred Stock to the private investor in exchange for gross proceeds of $700,000.

Shares of the Series J-1 Preferred Stock (including the amount of any accrued and unpaid dividends thereon) may be converted, at the option of the holder, into common stock at a fixed conversion price of $0.0125 per share. Holders of the Series J-1 Preferred Stock will be entitled to dividends in the amount of 10% per annum. One year after issuance, the Company is required to redeem for cash all or any portion of the outstanding shares of Series J-1 Preferred Stock at a price per share equal to $1,000 plus any accrued but unpaid dividends thereon. The Company had 700 shares of Series J-1 Preferred Stock issued and outstanding as of June 30, 2017, representing a value of $700,000 and accrued dividends were $47,333.

The Company classified the Series J-1 Preferred Stock as mezzanine equity pursuant to ASC 480 on the closing date due to the structure of the financing agreement, whereby the Company may settle by issuing a fixed number of common shares with a monetary value that is fixed and known at inception.

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

Outstanding principal and accrued interest on the October 2016 Convertible Notes were $330,000 and $14,740, respectively as of June 30, 2017.

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

The derivative liability associated with the October 2016 Convertible Notes is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At March 31, 2017 and June 30, 2017, the Company conducted a fair value assessment of the embedded derivative associated with the October 2016 Convertible Notes. As a result of the fair value assessment, the Company recorded a $333,706 loss as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2017. The net loss recorded for the six months ended June 30, 2017 was $199,935, to properly reflect the fair value of the embedded derivative of $744,681 as of June 30, 2017.

The fair value measurements rely primarily on Company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with the October 2016 Convertible Notes approximates management’s estimate of the fair value of the embedded derivative liability at June 30, 2017 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 64% present value discount rate of 12% and dividend yield of 0%.

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

As of June 30, 2017, Adar Bays had elected to exchange all outstanding October 2016 Convertible Notes, in accordance with the exchange agreement, and the Series A Holder held $330,000 of the October 2016 Convertible Notes.

NOTE 18. SERIES K PREFERRED STOCK

On February 8, 2017, the Company, entered into a securities purchase agreement (“Series K SPA”) with a private investor (“Investor”), for the private placement of up to $20,000,000 of the Company’s newly designated Series K Convertible Preferred Stock (“Series K Preferred Stock”).

Per the terms of the Series K SPA, the Company was scheduled to sell 1,000 shares of Series K Preferred Stock to Investor in exchange for $1,000,000 of gross proceeds on or before each of (i) February 24, 2017, (ii) March 27, 2017, (iii) April 27, 2017, (iv) May 27, 2017 and (v) June 27, 2017. The Company was also scheduled to sell 15,000 shares of Series K Preferred Stock to Investor in exchange for $15,000,000 of gross proceeds on or before July 27, 2017. As of June 30, 2017, the Company had sold 4,250 shares of Series K Preferred Stock in exchange for $4,250,000 in cash proceeds from the private investor. Although actual closings have varied from the original schedule, the Company expects to receive the full funding amount outlined above during 2017 in various tranches. The following summarizes the closings and proceeds received as of June 30, 2017:

Closing Period	Preferred Series K Shares Purchased	Closing Amount
Q1 2017	150	$150,000
Q2 2017	4,100	4,100,000
	4,250	$4,250,000

The Series K Preferred Stock ranks senior to the Company’s common stock in respect to dividends and rights upon liquidation. The Series K Preferred Stock will not have voting rights and the holders of the Series K Preferred Stock will not be entitled to any fixed rate of dividends.

The shares of the Series K Preferred Stock will be convertible at the option of the holder into common stock at a fixed conversion price equal to $0.004. At no time may the Series K Preferred Stock be converted if the number of shares of common stock to be received by Investor pursuant to such conversion, when aggregated with all other shares of common stock then beneficially (or deemed beneficially) owned by Investor, would result in Investor beneficially owning more than 19.99% of all common stock then outstanding. The following table summarizes the conversion activity of Series K Preferred Stock:

Conversion Period	Preferred Series K Shares Converted	Value of Series K Preferred Shares	Common Shares Issued
Q2 2017	3,200	$3,200,000	800,000,000
	3,200	$3,200,000	800,000,000

As of June 30, 2017, the investor owned approximately 11% of the Company's outstanding common stock and there are 1,050 shares of Series K Preferred Stock Outstanding, representing a value of $1,050,000.

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
The fair value of these dividend liabilities, which are indexed to the Company's common stock, must be evaluated at each period end. The fair value measurements rely primarily on Company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The fair value determination required forecasting stock price volatility, expected average annual return and conversion date. During the six months ended June 30, 2017, the fair value of the make-whole liability decreased $0.25 million from the fair value at December 31, 2016 as a result of the conversion described below.

As of March 31, 2017, a Preferred Series A holder had converted 104,785 shares of Series A Preferred Stock, and the related make whole dividend of $419,140, which resulted in the issuance of 173,946,250 shares of common stock.

At June 30, 2017, there were 60,756 shares of Series A outstanding and the Company was entitled to redeem the outstanding Series A preferred shares for $0.5 million, plus a make-whole amount of $0.2 million, payable in cash or common shares. The fair value of the make-whole dividend liabilities for the Series A preferred shares, which approximates cash value, was $0.2 million as of June 30, 2017.

NOTE 20. STOCKHOLDERS’ DEFICIT

Common Stock

At June 30, 2017, the Company had 20,000,000,000 shares of common stock, $0.0001 par value, authorized for issuance. Each share of common stock has the right to one vote. As of June 30, 2017, the Company had 6,976,187,874 shares of common stock outstanding. The Company has not declared or paid any dividends related to the common stock through June 30, 2017.

Preferred Stock

At June 30, 2017, the Company had 25,000,000 shares of preferred stock, $0.0001 par value, authorized for issuance. Preferred stock may be issued in classes or series. Designations, powers, preferences, rights, qualifications, limitations and restrictions are determined by the Company’s Board of Directors.  The following table summarizes the designations, shares authorized, and shares outstanding for the Company's Preferred Stock:

Preferred Stock Series Designation	Shares Outstanding
Series A	60,756
Series E	70
Series F	160
Series J	1,075
Series J-1	700
Series K	1,050

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

The share-based compensation expense recognized in the Condensed Consolidated Statements of Operations was as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Share-based compensation cost included in:
Research and development	$287	$79,595	$16,898	$125,284
Selling, general and administrative	15,887	260,547	79,013	432,696
Total share-based compensation cost	$16,174	$340,142	$95,911	$557,980

The following table presents share-based compensation expense by type:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Type of Award:
Stock Options	$16,174	$141,574	$69,582	$236,958
Restricted Stock Units and Awards	—	198,568	26,329	321,022
Total share-based compensation cost	$16,174	$340,142	$95,911	$557,980

Stock Options: The Company recognized share-based compensation expense for stock options of $70,000 to officers, directors and employees for the six months ended June 30, 2017 related to stock option awards ultimately expected to vest. The weighted average estimated fair value of employee stock options granted for the six months ended June 30, 2017 and 2016 was $0.00 and $1.20 per share, respectively. Fair value was calculated using the Black-Scholes Model with the following assumptions:

	For the six months ended June 30,
	2017	2016
Expected volatility	114%	115%
Risk free interest rate	1%	1%
Expected dividends	—	—
Expected life (in years)	6.0	5.8

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
As of June 30, 2017, total compensation cost related to non-vested stock options not yet recognized was $52,000 which is expected to be recognized over a weighted average period of approximately 1.5 years, 67,007 shares were vested or expected to vest in the future at a weighted average exercise price of $39.97, and 193,824 shares remained available for future grants under the Option Plan.
Restricted Stock: In addition to the stock options discussed above, the Company recognized share-based compensation expense related to restricted stock grants of $26,000 for the six months ended June 30, 2017. The weighted average estimated fair value of restricted stock grants for the six months ended June 30, 2017 and 2016 was $0.00 and $2.00 per share, respectively.

As of June 30, 2017, there was no unrecognized share-based compensation expense from unvested restricted stock, 0 shares were expected to vest in the future, and, 518,388 shares remained available for future grants under the Restricted Stock Plan.

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

On December 6, 2016, the Company issued a new $600,000 original issue discount note to TFG in exchange for (i) $200,000 of additional gross proceeds and (ii) cancellation of the existing outstanding $330,000 note. The new TFG note bears interest at a rate of 6% per annum and matures on December 31, 2017. Principal and interest on the new TFG note is payable at maturity. Following the transaction, the outstanding balance of the new note was $602,000 (including accrued and unpaid interest) with a discount of $60,000 as of December 31, 2016.

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

TFG is a Singapore based entity controlled and 50% owned by Ascent’s President & CEO, Victor Lee, and owns less than 5% of the Company's outstanding shares at June 30, 2017.

All related party transactions were approved by our independent board of directors.

NOTE 23. COMMITMENTS AND CONTINGENCIES

The Company is subject to various legal proceedings, both asserted and unasserted, that arise in the ordinary course of business. The Company cannot predict the ultimate outcome of such legal proceedings or in certain instances provide reasonable ranges of potential losses. However, as of the date of this report, the Company believes that none of these claims will have a material adverse effect on its consolidated financial position or results of operations. In the event of unexpected subsequent developments and given the inherent unpredictability of these legal proceedings, there can be no assurance that the Company’s assessment of any claim will reflect the ultimate outcome, and an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated financial position or results of operations in particular quarterly or annual periods.
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
On April 16, 2014, the parties settled the lawsuit where the Company agreed to pay Jefferies a total of $2.0 million in equal installments over 40 months. The Company paid $150,000 during the six months ended June 30, 2017.
The Company records a liability in its financial statements for costs related to claims, including settlements and judgments, where the Company has assessed that a loss is probable and an amount can be reasonably estimated. The Company accrued $1.7 million, the net present value of the $2.0 million settlement, as of December 31, 2013. As of June 30, 2017, $49,620 was the remaining accrued litigation settlement, recorded as a current liability in the Condensed Consolidated Balance Sheets.
As of June 30, 2017, the Company has recorded an accrual of $143,000, on the statement of operations, for an estimated settlement with a former EnerPlex customer regarding a requested return of product after the warranty period. While negotiations are ongoing, the Company does not anticipate any further expense to be incurred.

NOTE 24. SUBSEQUENT EVENTS

Update on Series K Preferred Stock Transactions

As of August 14, 2017, an additional 3,750 shares of Series K Preferred Stock had been issued in exchange for $3,750,000 in proceeds. There are 1,800 outstanding shares of Series K Preferred Stock, as of the date of this report, representing a value of $1,800,000.

On July 28, 2017, 3,000 shares of Series K Preferred Stock was converted into 750,000,000 shares of the Company's common stock. Following this transaction, and as of the date of this report, the Series K investor owns 17.99% of the Company's outstanding common stock.

Update on July 2016 Convertible Notes Redemption

As of August 14, 2017, additional cash payments of $496,600 and $403,400 had been made on the outstanding principal and interest of the July 2016 Convertible Notes, respectively. As of the date of this report, the principal of the July 2016 Convertible Notes has either been converted or redeemed in full.

Update on Series I Exchange Convertible Notes

As of August 14, 2017, the Series I Exchange Convertible Notes had been either converted or redeemed in full. On July 26, 2017, the investor converted $20,000 in principal and on July 31, 2017, the investor converted $98,536 in principal and $10,268 in interest. These conversions resulted in the aggregate issuance of 306,675,548 shares of the Company's common stock. Also on July 31, 2017, the Company paid the remaining accrued interest of $5,255 in cash.

Update on Series J-1 Preferred Stock

On August 10, 2017, the Company entered into a redemption agreement with the holder of the Series J-1 Preferred Stock. In accordance with this agreement, the holder surrendered $700,000 face value of Series J-1 Preferred Stock and $55,305.55 in accrued dividends in exchange for 500,000,000 shares of the Company's common stock and a warrant to purchase 250,000,000 shares of the Company's common stock. The warrant has a fixed exercise price of $0.003 and a term of one year. The warrant may not be exercised if, after giving effect to the exercise, the holder would beneficially own in excess of 9.99% of the Company's outstanding shares of Common Stock.

Update on payments on Promissory Notes

As of August 14, 2017, additional interest payments of $50,581 had been made on promissory notes issued between December 2016 and April 2017.

As of August 14, 2017, principal payments of $20,150 and interest payments of $41,655, had been made on the Promissory Note dated January 17, 2017.

Settlement Agreement with Consultant

On July 24, 2017, the Company entered into a settlement agreement with a consultant that had been retained by the Company in July 2016. The Company settled all of its obligations with the consultant and canceled the consulting agreement. Under the settlement, the Company will pay the consultant $20,000 in cash and will issue a warrant to the consultant for 250,000,000 shares of common stock. The warrant has a fixed exercise price of $0.004 and a term of one year. The warrant may not be exercised if, after giving effect to the exercise, the holder would beneficially own in excess of 9.99% of the Company's outstanding shares of Common Stock.

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

Overview
We are a company formed to commercialize flexible photovoltaic modules using our proprietary technology. For the three and six months ended June 30, 2017, we generated $25,134 and $305,737 of revenue from product sales, respectively.

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

In February 2017 Ascent announced the sale of our EnerPlex brand and related intellectual properties and trademarks associated with EnerPlex to our battery product supplier, Sun Pleasure Co. Limited (“SPCL”) in an effort to better allocate its resources and to continue to focus on its core strength in the high-value specialty PV market. Following the transfer, Ascent will no longer produce or sell Enerplex-branded consumer products. Ascent will also supply solar PV products to SPCL, supporting the continuous growth of EnerPlex™ with Ascent’s proprietary and award-winning thin-film solar technologies and products.

Ascent continues to design and manufacture its own line of PV integrated consumer electronics, as well as portable power applications for commercial and military users. Due to the durability enabled by the monolithic integration employed in our technology, the capability to customize modules into different form factors and the industry leading light weight and flexibility provided by our modules, we believe the potential applications for our products are numerous. We also remain focused on specialty solar applications which can fully leverage the unique properties of our award winning CIGS technology. These include aerospace, defense, emergency management and consumer/OEM applications.

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

Related Party Activity
On February 2, 2012, we announced the appointment of Victor Lee as President and Chief Executive Officer. Mr. Lee had served on our Board of Directors since November 2011 and is currently the managing director of Tertius Financial Group Pte Ltd, the joint venture partner with Radiant Group, in TFG Radiant. In April 2012, we appointed the Chairman of TFG Radiant, Mr. Winston Xu (aka Xu Biao), as a member of our Board of Directors. TFG Radiant owned less than 1% of our outstanding common stock as of June 30, 2017.
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

The new ownership by TFG represents less than 5% of the outstanding shares of common stock of the Company as of June 30, 2017. There are no registered rights.

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

•	our ability to maintain the listing of our common stock on the OTCBB Market;

•	our ability to implement remediation measures to address material weaknesses in control;

•	our ability to achieve projected operational performance and cost metrics;

•	our ability to enter into commercially viable licensing, joint venture, or other commercial arrangements; and

•	availability of raw materials.

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

Recent Accounting Pronouncements
The Company’s significant accounting policies were described in Note 3 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes to our accounting policies as of June 30, 2017.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718). ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for interim periods and fiscal years beginning after December 15, 2017, and early application is permitted. The Company is currently evaluating the impact, if any, that the adoption of this guidance will have on its consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11 Part I, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). ASU 2017-11 Part I changes the classification analysis of certain equity-linked financial instruments with down round features. ASU 2017-11 Part I is effective, for public business entities, for interim periods and fiscal years beginning after December 15, 2018, and early application is permitted. The Company is currently evaluating the impact, if any, that the adoption of this guidance will have on its consolidated financial statements.

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

Revenues. Our net revenues were $25,000 for the three months ended June 30, 2016 compared to $255,000 for the three months ended June 30, 2016. A decrease of $(230,000). The following factors contributed to the decrease in revenue during the three months ended June 30, 2017:

1.
Net product revenues were approximately $25,000 for the three months ended June 30, 2017 compared to $246,000 for the three months ended June 30, 2016, a decrease of $221,000. The decrease in product sales is largely the result of our sale of the EnerPlex brand of products.

2.
The Company did not have any revenues attributable to government research and development contracts during the three months ended June 30, 2017, compared to $9,000 during the three months ended June 30, 2016.

Cost of revenues. Our Cost of revenues for the three months ended June 30, 2017 was approximately $295,000 compared to $1,273,000 for the three months ended June 30, 2016, a decrease of $977,000. The decrease is primarily attributed to a decrease in materials and labor costs as a result of a decrease in production as compared to the second quarter in the prior year. Cost of revenues for the second quarter of 2017 is comprised of materials and freight of $(33,000), direct labor of $1,000, and overhead of $327,000. Management believes our factory is currently significantly under-utilized, and a substantial increase in revenue would result in marginal increases to overhead. We are currently pursuing high-value PV markets.
Research, development and manufacturing operations. Research, development and manufacturing operations costs were approximately $1,241,000 for the three months ended June 30, 2017 compared to $1,785,000 for the three months ended June 30, 2016, a decrease of $544,000. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. Research, development and manufacturing operations costs also include costs related to technology development and governmental contracts. The following factors contributed to the decrease in research, development, and manufacturing operations expenses during the three months ended June 30, 2017:

1.	Personnel related expenses decreased $471,000 as compared to the second quarter of 2016. The decrease in personnel related costs was primarily due to a reduction in headcount.

2.
Consulting and contract services decreased by $10,000 compared to the second quarter of 2016. The decrease in expense as compared to the second quarter of 2016 was primarily attributed to the reduced number of contractors during the quarter ended June 30, 2017.

3.
Materials and equipment related expenses decreased $12,000 compared to the second quarter of 2016. The decrease in expense was primarily due to the reserve against WIP inventory as a result of our focus transition from the consumer electronics market to high-value PV markets.

Inventory impairment costs. Due to the sale of the EnerPlex brand and the re-purposing of our work-in-process inventory, we are unable to estimate the recoverability of all of our work-in process inventory values, resulting in a lower-cost-to-market analysis and reserve for impairment. No adjustment was recorded to inventory impairment costs for the three months ended June 30, 2017.
Selling, general and administrative. Selling, general and administrative expenses were $1,406,000 for the three months ended June 30, 2017 compared to $2,957,000 for the three months ended June 30, 2016, a decrease of $1,551,000. The following factors contributed to the decrease in selling, general, and administrative expenses during the three months ended June 30, 2017:

1.
Personnel related costs decreased $771,000 during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The overall decrease in personnel related costs was primarily due a lower headcount for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

2.
Marketing and related expenses decreased $475,000 during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The decrease in Marketing and related expenses is due to reduced marketing, advertising, and promotional activities during the third quarter of 2016 as compared to the first quarter of 2016 which the direct result of moving from the consumer electronics market to higher-value PV markets.

3.
Consulting and contract services decreased $21,000 during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The increase was a result of increased consulting expenses related to our financing efforts.

4.
Legal expenses decreased $146,000 during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The primary reasons for the decrease is due to reductions in both legal expenses related to our patents and general legal expenses related to financing efforts as compared to the quarter ended June 30, 2016.

5.
Bad debt expense decreased $160,000 during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. During the quarter we recorded payments and settlements against existing reserves which were offset by additional reserves for customers whose accounts were greater than 120 days overdue.

6.
Public company expenses decreased $89,000 during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The decrease is mostly due to a decrease in public relations expense and a timing difference for our annual meeting, which will be in third quarter 2017 as opposed to second quarter 2016.

7.
Settlement expenses for the three months ended June 30, 2017 were $166,000. These expenses consisted of a settlement of $23,000 related to an alleged Proposition 65 violation and an accrual of $143,000 for an estimated settlement with a former EnerPlex customer regarding a requested return of product.

Other income / expense, net. Other income / expense was a $1,468,000 net expense for the three months ended June 30, 2017 compared to a $4,028,000 net expense for the three months ended June 30, 2016, a decrease of $2,560,000. The following factors contributed to the decrease in other income/(expense) during the three months ended June 30, 2017:

1.
Interest expense increased $843,000 as compared the first quarter of 2016. The increase is primarily due to an increase of non-cash interest expense amortization of debt discounts related to certain convertible and promissory notes and Series G, J, and J-1 Preferred Stock. offset by a reduction in non-cash interest expense and amortization of debt discount related to certain convertible notes and Series' E, F, H, and I Preferred Stock.

2.	Other expense, net increased $182,000. This increase is primarily attributable to induced conversion costs of $155,000 on several of the financial instruments.

2.
Gains and losses on change in fair value of derivatives and on extinguishment of liabilities, net improved to a$929,000 gain during the second quarter of 2017 as compared to a $2,655,000 loss the second quarter of 2016. The change in this non-cash item is attributable to a gain of $1,932,000 on the change in fair value of our embedded derivative instruments during the three months ended June 30, 2017 and a decrease in the loss from extinguishment of liabilities of $1,652,000, related to conversions and redemptions of certain convertible notes and preferred stock, for the three months ended June 30, 2017 as compared to the the three months ended June 30, 2016

Net Loss. Our Net Loss was $4,715,000 for the three months ended June 30, 2017 compared to a Net Loss of $11,168,000 for the three months ended June 30, 2016, an improvement of $6,453,000.
The decrease in Net Loss for the three months ended June 30, 2017 can be summarized in variances in significant account activity as follows:

Decrease (Increase) to Net Loss For the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
Revenues	(230,000)
Cost of Revenue	977,000
Research, development and manufacturing operations
Materials and Equipment Related Expenses	12,000
Personnel Related Expenses	471,000
Consulting and Contract Services	10,000
Facility Related Expenses	23,000
Other Miscellaneous Costs	(14,000)
Inventory impairment costs	—
Selling, general and administrative expenses
Personnel Related Expenses	771,000
Marketing Related Expenses	475,000
Legal Expenses	146,000
Public Company Costs	89,000
Consulting and Contract Services	21,000
Bad debt expense	160,000
Other Miscellaneous Costs	55,000
Depreciation and Amortization Expense	1,051,000
Other Income / (Expense)
Interest Expense	(843,000)
Other Income/Expense	(182,000)
Non-Cash Change in Fair Value of Derivatives and Gain/Loss on Extinguishment of Liabilities, net	3,584,000
Decrease (Increase) to Net Loss	$6,576,000

Comparison of the Six Months Ended June 30, 2017 and 2016

Revenues. Our net revenues were $306,000 for the six months ended June 30, 2016 compared to $966,000 for the six months ended June 30, 2016. A decrease of $(660,000). The following factors contributed to the decrease in revenue during the three months ended June 30, 2017:

1.
Net product revenues were approximately $306,000 for the six months ended June 30, 2017 compared to $933,000 for the six months ended June 30, 2016, a decrease of $627,000. The decrease in product sales is largely the result of our sale of the Enerplex brand of products.

2.
The Company did not have any revenues attributable to government research and development contracts during the six months ended June 30, 2017, compared to $32,000 during the six months ended June 30, 2016.

Cost of revenues. Our Cost of revenues for the six months ended June 30, 2017 was $1,788,000 compared to $3,437,000 for the six months ended June 30, 2016, a decrease of $1,649,000. The decrease is primarily attributed to a decrease in materials and labor costs as a result of a decrease in production as compared to the six months ended June 30, 2016. Cost of revenues for the six months ended June 30, 2017 is comprised of materials and freight of $714,000, direct labor of $3,000, and overhead of $1,071,000. Management believes our factory is currently significantly under-utilized, and a substantial increase in revenue would result in marginal increases to overhead. We are currently pursuing high-value PV markets.

Research, development and manufacturing operations. Research, development and manufacturing operations costs were $2,518,000 for the six months ended June 30, 2017 compared to $3,472,000 for the six months ended June 30, 2016, a decrease of $954,000. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. Research, development and manufacturing operations costs also include costs related to technology development and governmental contracts. The following factors contributed to the decrease in research, development, and manufacturing operations expenses during the six months ended June 30, 2017:

1.	Personnel related expenses decreased $809,000 as compared to the six months ended June 30, 2016. The decrease in personnel related costs was primarily due to a reduction in headcount.

2.
Consulting and contract services decreased by $20,000 compared to the six months ended June 30, 2016. The decrease in expense as compared to the six months ended was primarily attributed to the reduced number of contractors during the six months ended June 30, 2017.

3.
Materials and equipment related expenses decreased $58,000 compared to the six months ended June 30, 2016. The decrease in expense was primarily due to the reserve against WIP inventory as a result of our focus transition from the consumer electronics market to high-value PV markets.

4.	Facility related costs decreased $23,000 compared to the six months ended June 30, 2016. This reduction was also due, primarily, to a reduction in headcount.

Inventory impairment costs. Due to the sale of the EnerPlex brand and the re-purposing of our work-in-process inventory, we are unable to estimate the recoverability of all of our work-in process inventory values, resulting in a lower-cost-to-market analysis and reserve for impairment. An expense of approximately $364,000 was recorded to inventory impairment costs for the six months ended June 30, 2017.
Selling, general and administrative. Selling, general and administrative expenses were $3,170,000 for the six months ended June 30, 2017 compared to$5,944,000 for the six months ended June 30, 2016, a decrease of $2,774,000. The following factors contributed to the decrease in selling, general, and administrative expenses during the six months ended June 30, 2017:

1.
Personnel related costs decreased $1,252,000 during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The overall decrease in personnel related costs was primarily due a lower headcount for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

2.
Marketing and related expenses decreased $1,157,000 during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The decrease in Marketing and related expenses is due to reduced marketing, advertising, and promotional activities during the six months ended as compared to the six months ended June 30, 2016 which the direct result of moving from the consumer electronics market to higher-value PV markets.

3.
Consulting and contract services increased $107,000 during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The increase was a result of increased consulting expenses related to our financing efforts.

4.
Legal expenses decreased $316,000 during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The primary reasons for the decrease is due to reductions in both legal expenses related to our patents and general legal expenses related to financing efforts as compared to the six months ended June 30, 2016.

5.
Bad debt expense decreased $173,000 during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. During the six months ended June 30, 2017, we recorded payments and settlements against existing reserves which were offset by additional reserves for customers whose accounts were greater than 120 days overdue.

6.
Public company expenses decreased $96,000 during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The decrease is mostly due to a decrease in public relations expense and a timing difference for our annual meeting, which will be in third quarter 2017 as opposed to second quarter 2016.

7.
Settlement expenses for the six months ended June 30, 2017 were $166,000. These expenses consisted of a settlement of $23,000 related to an alleged Proposition 65 violation and an accrual of $143,000 for an estimated settlement with a former EnerPlex customer regarding a requested return of product.

Other income / expense, net. Other income / expense was a $2,058,000 net income for the six months ended June 30, 2017 compared to a $7,049,000 net expense for the six months ended June 30, 2016, a decrease of $4,991,000. The following factors contributed to the decrease in other income/expense during the six months ended June 30, 2017:

1.
Interest expense increased $586,000 as compared the six months ended June 30, 2016 . The increase is primarily due to an increase of non-cash interest expense and amortization of debt discounts related to certain convertible and promissory notes and Series G, J, and J-1 Preferred Stock offset by a reduction in non-cash interest expense and amortization of debt discount related to certain convertible notes and Series' E, F, H, and I Preferred Stock.

2.
Other income, net increased $547,000. This increase is comprised of a $1,215,000 increase in gain on sale of assets after the transfer of the EnerPlex IP, offset by induced conversion costs of $636,000 on several of the financial instruments.

2.
Gains and losses on change in fair value of derivatives and on extinguishment of liabilities, net was a gain of $1,602,000 for the six months ended June 30, 2017 an increase of $5,030,000 compared to the net loss of $3,428,000 for the six months ended June 30, 2016. The change in this non-cash item is the result of an increase of $5,223,000 in the gain on change in the fair value of our embedded derivative instruments during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, and an decrease of $193,000 on loss on extinguishment of liabilities related to conversions of certain convertible notes and preferred stock in the same comparative periods.

Net Loss. Our Net Loss was $10,294,000 for the six months ended June 30, 2017 compared to a Net Loss of $21,693,000 for the six months ended June 30, 2016, a decrease of $11,400,000.
The decrease in Net Loss for the six months ended June 30, 2017 can be summarized in variances in significant account activity as follows:

Decrease (Increase) to Net Loss For the Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016
Revenues	(660,000)
Cost of Revenue	1,649,000
Research, development and manufacturing operations
Materials and Equipment Related Expenses	58,000
Personnel Related Expenses	809,000
Consulting and Contract Services	20,000
Facility Related Expenses	23,000
Other Miscellaneous Costs	2,000
Inventory impairment costs	(364,000)
Selling, general and administrative expenses
Personnel Related Expenses	1,252,000
Marketing Related Expenses	1,157,000
Legal Expenses	316,000
Public Company Costs	96,000
Bad Debt Expense	173,000
Consulting and Contract Services	(107,000)
Other Miscellaneous Costs	52,000
Depreciation and Amortization Expense	2,056,000
Other Income / (Expense)
Interest Expense	(586,000)
Other Income/Expense	547,000
Non-Cash Change in Fair Value of Derivatives and Gain/Loss on Extinguishment of Liabilities, net	5,030,000
Decrease (Increase) to Net Loss	$11,523,000

Liquidity and Capital Resources
As of June 30, 2017, we had approximately $233 thousand in cash and cash equivalents.

During the six months ended June 30, 2017 and the year ended December 31, 2016, we entered into multiple financing agreements to fund operations. Further discussion of these transactions can be found in Notes 8 through 19 of the financial statements presented as of, and for the six months ended, June 30, 2017, and in notes 9 through 20 of the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

We have continued PV production at our manufacturing facility. We do not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented its new specialty PV strategy. During the six months ended June 30, 2017, we used $6.3 million in cash for operations. Our primary significant long term cash obligation consists of a note payable of $5.7 million to a financial institution secured by a mortgage on its headquarters and manufacturing building in Thornton, Colorado. Total payments of $0.4 million, including principal and interest, will come due in the remainder of 2017. We also owe $50,000 as of June 30, 2017 related to a litigation settlement reached in April 2014, which is being paid in equal installments over 40 months which began in April 2014.

Additional projected product revenues are not anticipated to result in a positive cash flow position for the year 2017 overall and, as of June 30, 2017, we have negative working capital. As such, cash liquidity sufficient for the year ending December 31, 2017 will require additional financing. Subsequent to June 30, 2017, we completed certain other financing transactions. See Note 24. Subsequent Events, for further information on these transactions.

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

Statements of Cash Flows Comparison of the Six Months Ended June 30, 2017 and 2016
For the six months ended June 30, 2017, our cash used in operations was $6.3 million compared to $10.6 million for the six months ended June 30, 2016, a decrease of $4.3 million. The decrease is primarily due to the reduction of headcount and production, coupled with the transition out of certain consumer electronics markets and the sale of the EnerPlex brand. For the six months ended June 30, 2017, our cash provided by investing activities was $124.7 thousand as compared to our cash used in operations of $117.0 thousand, an increase of $241.7 thousand. This increase is the result of investing in intellectual property ("IP") during the first quarter of 2016 and the sales of the EnerPlex brand IP during the first quarter of 2017. During the six months ended June 30, 2017, negative operating cash flows of $6.3 million were funded through $6.3 million of funding received from promissory notes, and the use of cash customer receivables.

Contractual Obligations
The following table presents our contractual obligations as of June 30, 2017. Our long-term debt obligation is related to our building loan reflecting both principal and interest. Our purchase obligations include orders for equipment, inventory and operating expenses.

		Payments Due by Year (in thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$8,049	$694	$2,081	$2,139	$3,135
Litigation Settlement	50	50	—	—	—
Purchase obligations	519	519	—	—	—
Total	$8,618	$1,263	$2,081	$2,139	$3,135

Off Balance Sheet Transactions
As of June 30, 2017 and December 31, 2016, we did not have any off balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Interest Rate Risk
Our exposure to market risks for changes in interest rates relates primarily to our cash equivalents. As of June 30, 2017, our cash equivalents consisted only of federally insured operating and savings accounts held with financial institutions. From time to time we hold money market funds, investments in U.S. government securities and high quality corporate securities. The primary objective of our investment activities is to preserve principal and provide liquidity on demand, while at the same time maximizing the income we receive from our investments without significantly increasing risk. The direct risk to us associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a change in interest rates will have a significant impact on our financial position, results of operations or cash flows.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (SEC) rules and forms. Our management, including our Chief Executive Officer and interim Principal Financial Officer, conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of June 30, 2017. Based on this evaluation, our Chief Executive Officer and interim Principal Financial Officer concluded that as of June 30, 2017, our disclosure controls and procedures were not effective.

Description of Material Weakness identified in 2016 and 2017

Based on our assessment and the criteria used, management concluded that our internal control over financial reporting, as of December 31, 2016 and June 30, 2017, was not effective due to the material weaknesses described as follows:

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

Changes in Internal Control Over Financial Reporting

Except for the identification of the material weaknesses noted above, there were no other changes in internal control over financial reporting during the six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On April 16, 2014, the parties settled the lawsuit where the Company agreed to pay Jefferies a total of $2.0 million in equal installments over 40 months. The Company has paid $150,000 during the six months ended June 30, 2017.
The Company records a liability in its financial statements for costs related to claims, including settlements and judgments, where the Company has assessed that a loss is probable and an amount can be reasonably estimated. The Company accrued $1.7 million, the net present value of the $2.0 million settlement, as of December 31, 2013. As of June 30, 2017, $50,000 was recorded as Accrued litigation settlement, current portion, in the Balance Sheets.

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

ASCENT SOLAR TECHNOLOGIES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of August, 2017.

ASCENT SOLAR TECHNOLOGIES, INC.

By:	/S/ VICTOR LEE
Lee Kong Hian (aka Victor Lee) President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, Chief Accounting Officer, and Authorized Signatory)

ASCENT SOLAR TECHNOLOGIES, INC.
EXHIBIT INDEX

10.1	Note dated April 6, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 7, 2017)
10.2	Note dated April 21, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 24, 2017)
10.3	Forbearance and Settlement Agreement dated May 5, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 10, 2017)
10.4	Note dated May 8, 2017 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed May 10, 2017)
10.5	Form of Warrant (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 27, 2017)
10.6	Form of Warrant (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed August 11, 2017)
31.1*	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.