Form 10-Q
period 2017-09-30
Ascent Solar Technologies, Inc.
filed 2017-11-13
CIK 1350102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
 ______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

As of November 10, 2017, there were 8,931,765,830 shares of our common stock issued and outstanding.

ASCENT SOLAR TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q
Quarterly Period Ended September 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ASCENT SOLAR TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$1,083,029	$130,946
Trade receivables, net of allowance for doubtful accounts of $48,201 and $60,347, respectively	24,809	549,204
Inventories, net	1,067,056	2,569,816
Prepaid expenses and other current assets	394,511	983,796
Total current assets	2,569,405	4,233,762
Property, Plant and Equipment	36,645,862	36,639,460
Less accumulated depreciation and amortization	(31,873,054)	(30,983,448)
	4,772,808	5,656,012
Other Assets:
Patents, net of accumulated amortization of $386,538 and $169,626, respectively	1,502,576	1,647,505
Other non-current assets	56,750	77,562
	1,559,326	1,725,067
Total Assets	$8,901,539	$11,614,841
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$631,263	$4,902,471
Related party payables	201,616	214,903
Accrued expenses	1,480,733	1,469,684
Current portion of long-term debt	337,791	243,113
Notes Payable	1,587,760	—
Promissory Notes, net of discount of $2,627,529 and zero, respectively	1,535,912	1,430,000
Current portion of litigation settlement	—	339,481
Series E preferred stock, net of discount of $63,640	—	56,360
Series F preferred stock	140,001	160,001
Series G preferred stock, net of discount of $699,674	—	408,326
July 2016 convertible notes, net of discount of $1,634,357	—	1,159,610
Series I exchange notes, net of discount of $199,474	—	26,597
Series J preferred stock	1,075,000	1,350,000
October 2016 convertible notes, net of discount of $66,000 and $264,000 respectively	264,000	66,000
St. George convertible note, net of discount and cash payment premium of $817,506 and zero, respectively	1,079,994
Tertius Financial Group promissory notes, net of discount of $59,658	—	542,808
Short term embedded derivative liabilities	2,412,212	6,578,154
Make-whole dividend liability	264,289	500,176
Total current liabilities	11,010,571	19,447,684
Long-Term Debt	5,206,403	5,281,776
Series K preferred stock	2,810,000	—
Accrued Warranty Liability	105,102	176,457
Commitments and Contingencies (Notes 4 & 23)
Mezzanine Equity:
Series J-1 preferred stock: 700 shares authorized; zero and 700 and issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	—	700,000
Stockholders’ Deficit:
Series A preferred stock, $.0001 par value; 750,000 shares authorized and issued; 60,756 shares and 125,044 shares outstanding as of September 30, 2017 and December 31, 2016, respectively ($746,550 and $1,500,528 Liquidation Preference)	6	13
Common stock, $0.0001 par value, 20,000,000,000 shares authorized; 8,717,859,917 and 554,223,320 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	871,786	55,422
Additional paid in capital	385,479,540	369,886,065
Accumulated deficit	(396,581,869)	(383,932,576)
Total stockholders’ deficit	(10,230,537)	(13,991,076)
Total Liabilities, Mezzanine Equity and Stockholders’ Deficit	$8,901,539	$11,614,841
The accompanying notes are an integral part of these condensed consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Products, net	$242,055	$436,708	$547,792	$1,369,823
Government contracts	—	15,966	—	48,396
Revenues	$242,055	$452,674	$547,792	$1,418,219
Costs and Expenses:
Cost of revenues (exclusive of depreciation shown below)	535,258	1,332,153	2,323,125	4,769,059
Research, development and manufacturing operations (exclusive of depreciation shown below)	1,311,944	1,660,203	3,829,918	5,131,969
Inventory impairment costs	—	—	363,758	—
Selling, general and administrative (exclusive of depreciation shown below)	1,341,850	2,576,297	4,511,944	8,519,993
Depreciation and amortization	310,207	422,971	1,012,183	3,180,529
Total Costs and Expenses	3,499,259	5,991,624	12,040,928	21,601,550
Loss from Operations	(3,257,204)	(5,538,950)	(11,493,136)	(20,183,331)
Other Income/(Expense)
Other Income/(Expense), net	(15,053)	42,789	564,093	75,122
Interest expense	(898,916)	(1,789,599)	(5,137,975)	(5,442,591)
Warrant Expense	(335,739)	—	(335,739)	—
Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net	2,151,478	(4,500,151)	3,753,465	(7,928,578)
Total Other Income/(Expense)	901,770	(6,246,961)	(1,156,156)	(13,296,047)
Net Loss	$(2,355,434)	$(11,785,911)	$(12,649,292)	$(33,479,378)

Net Loss Per Share (Basic and diluted)	$(0.0003)	$(0.1457)	$(0.0026)	$(0.9350)
Weighted Average Common Shares Outstanding (Basic and diluted)	8,062,351,305	80,896,300	4,806,752,298	35,806,147

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Operating Activities:
Net loss	$(12,649,292)	$(33,479,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,012,183	3,180,529
Share based compensation	108,717	708,776
Warrant expense	335,739	—
Realized gain on sale of assets	(1,199,606)	—
Amortization of financing costs to interest expense	73,018	125,902
Write down of previously capitalized inventory	363,758	—
Non-cash interest expense	1,273,087	298,149
Amortization of debt discount	3,656,430	4,437,611
Change in fair value of derivatives and (gain)/loss on extinguishment of liabilities, net	(3,753,465)	7,928,578
Inducement conversion costs	635,514	—
Bad debt expense	514	246,116
Changes in operating assets and liabilities:
Accounts receivable	545,481	1,506,462
Inventories	1,139,001	813,735
Prepaid expenses and other current assets	493,008	497,325
Accounts payable	(1,469,670)	382,738
Related party payable	(13,287)	—
Accrued expenses	(850,314)	238,768
Accrued litigation settlement	(339,481)	(401,268)
Warranty reserve	(71,355)	(34,834)
Net cash used in operating activities	(10,710,020)	(13,550,791)
Investing Activities:
Purchase of property, plant and equipment	(6,402)	(40,262)
Proceeds from the sale of assets	150,000	—
Patent activity costs	(50,898)	(152,076)
Net cash provided by/(used in) investing activities	92,700	(192,338)
Financing Activities:
Payment of debt financing costs	(20,000)	(40,000)
Repayment of debt	(1,785,597)	(211,648)
Proceeds from the issuance of promissory notes	2,865,000	300,000
Proceeds from convertible notes	1,500,000	2,000,000
Proceeds from Committed Equity Line	—	1,056,147
Proceeds from issuance of stock and warrants	9,010,000	10,405,000
Net cash provided by financing activities	11,569,403	13,509,499
Net change in cash and cash equivalents	952,083	(233,630)
Cash and cash equivalents at beginning of period	130,946	326,217
Cash and cash equivalents at end of period	$1,083,029	$92,587
Supplemental Cash Flow Information:
Cash paid for interest	$1,120,350	$267,666
Non-Cash Transactions:
Non-cash conversions of preferred stock and convertible notes to equity	$10,914,988	$9,236,810
Make-whole provision on convertible preferred stock	$257,152	$—
Non-cash financing costs	$2,500	$—
Accounts payable converted to notes payable	$1,637,260	$—
Accounts payable forgiven related to sale of EnerPlex	$1,031,726	$—
Interest converted to principal	$104,199	$—
Common shares issued for commitment fee	$63,750	$—
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

Currently, the Company is focusing on integrating its PV products into high value markets such as aerospace, satellites, near earth orbiting vehicles, fixed-wing unmanned aerial vehicles (UAV), military, and emergency preparedness. Ascent has the capability to design and develop finished products for end users in these areas as well as collaborate with strategic partners to design and develop custom integrated solutions for products like fixed-wing UAVs. Ascent sees significant overlap of the needs of end users across some of these industries and can achieve economies of scale in sourcing, development, and production in commercializing products for these customers.

Sale of EnerPlex Brand

In February 2017, Ascent announced the sale of our EnerPlex brand and related intellectual properties and trademarks associated with EnerPlex to our battery product supplier, Sun Pleasure Co. Limited (“SPCL”), in an effort to better allocate its resources and to continue to focus on its core strength in the high-value specialty PV market. Following the transfer, Ascent will no longer produce or sell Enerplex-branded consumer products. Ascent will also supply solar PV products to SPCL, supporting the continuous growth of EnerPlex™ with Ascent’s proprietary and award-winning thin-film solar technologies and products.

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

NOTE 2. BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements have been derived from the accounting records of Ascent Solar Technologies, Inc., Ascent Solar (Asia) Pte. Ltd., and Ascent Solar (Shenzhen) Co., Ltd. (collectively, "the Company") as of September 30, 2017 and December 31, 2016, and the results of operations for the three and nine months ended September 30, 2017 and 2016. Ascent Solar (Shenzhen) Co., Ltd. is wholly owned by Ascent Solar (Asia) Pte. Ltd., which is wholly owned by Ascent Solar Technologies, Inc. All significant inter-company balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.

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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company’s significant accounting policies were described in Note 3 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes to our accounting policies as of September 30, 2017.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The update will establish a comprehensive revenue recognition standard for virtually all industries in GAAP. ASU 2014-09 will change the amount and timing of revenue and cost recognition, implementation, disclosures and documentation. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. ASU 2014-09 is now effective for the Company in fiscal year 2018. The Company continues to evaluate ASU 2014-09, but does not believe it will have a material effect on the Company’s consolidated financial statements.

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

The Series K Preferred Stock was reclassified from current liabilities to non-current liabilities to better align with the redemption features of the instrument. Such reclassification had no effect on the net loss.

NOTE 4. LIQUIDITY AND CONTINUED OPERATIONS

During the nine months ended September 30, 2017 and the year ended December 31, 2016, the Company entered into multiple financing agreements to fund operations. Further discussion of these transactions can be found in Notes 8 through 20 of the financial statements presented as of, and for the nine months ended, September 30, 2017, and in Notes 9 through 20 of the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

The Company has continued PV production at its manufacturing facility. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented its product strategy. During the nine months ended September 30, 2017 the Company used $10.7 million in cash for operations. The Company's primary significant long term cash obligation consists of a note payable of $5.5 million to a financial institution secured by a mortgage on its headquarters and manufacturing building in Thornton, Colorado. Total payments of approximately $0.2 million, including principal and interest, will come due in the remainder of 2017.

Additional projected product revenues are not anticipated to result in a positive cash flow position for the year 2017 overall and, as of September 30, 2017, the Company has negative working capital. As such, cash liquidity sufficient for the year ending December 31, 2017 will require additional financing.

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

NOTE 5. PROPERTY, PLANT AND EQUIPMENT
The following table summarizes property, plant and equipment as of September 30, 2017 and December 31, 2016:

	As of September 30,	As of December 31,
	2017	2016
Building	$5,828,960	$5,828,960
Furniture, fixtures, computer hardware and computer software	489,421	489,421
Manufacturing machinery and equipment	30,306,793	30,300,391
Net depreciable property, plant and equipment	36,625,174	36,618,772
Manufacturing machinery and equipment in progress	20,688	20,688
Property, plant and equipment	36,645,862	36,639,460
Less: Accumulated depreciation and amortization	(31,873,054)	(30,983,448)
Net property, plant and equipment	$4,772,808	$5,656,012
The Company analyzes its long-lived assets for impairment, both individually and as a group, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
Depreciation expense for the three and nine months ended September 30, 2017 was $266,489 and $889,605, respectively, compared to depreciation expense of $384,738 and $3,106,948 for the three and nine months ended September 30, 2016, respectively. Depreciation expense is recorded under “Depreciation and amortization expense” in the Condensed Consolidated Statements of Operations.

NOTE 6. INVENTORIES
Inventories consisted of the following at September 30, 2017 and December 31, 2016:

	As of September 30,	As of December 31,
	2017	2016
Raw materials	$736,721	$832,806
Work in process	8,193	635,130
Finished goods	322,142	1,101,880
Total	$1,067,056	$2,569,816
The Company analyzes its inventory for impairment, both categorically and as a group, whenever events or changes in circumstances indicate that the carrying amount of the inventory may not be recoverable. During the nine months ended September 30, 2017, the Company impaired $363,758 of inventory.
Inventory amounts are shown net of allowance of $506,961 and $736,663 for the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively.

NOTE 7. DEBT
On February 8, 2008, the Company acquired a manufacturing and office facility in Thornton, Colorado, for approximately $5.5 million. The purchase was financed by a promissory note, deed of trust and construction loan agreement (the “Construction Loan”) with the Colorado Housing and Finance Authority (“CHFA”), which provided the Company borrowing availability of up to $7.5 million for the building and building improvements. In 2009, the Construction Loan was converted to a permanent loan pursuant to a Loan Modification Agreement between the Company and CHFA (the “Permanent Loan”). The Permanent Loan, collateralized by the building, has an interest rate of 6.6% and the principal will be amortized through its term to January 2028. Further, pursuant to certain negative covenants in the Permanent Loan, the Company may not, among other things, without CHFA’s prior written consent (which by the terms of the deed of trust is subject to a reasonableness requirement): create or incur additional indebtedness (other than obligations created or incurred in the ordinary course of business); merge or consolidate with any other entity; or make loans or advances to the Company’s officers, shareholders, directors or employees. The outstanding principal balance of the Permanent Loan was $5,544,193 and $5,704,932 as of September 30, 2017 and December 31, 2016, respectively.

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

As of September 30, 2017, remaining future principal payments on long-term debt are due as follows:

2017	$82,375
2018	343,395
2019	366,757
2020	391,709
2021	418,358
Thereafter	3,941,599
$5,544,193

NOTE 8. NOTES PAYABLE

On February 24, 2017, the Company entered into an agreement with a vendor to convert the balance of their account into three notes payable in the aggregate amount of $765,784. The notes bear interest of 6% per annum and mature on February 24, 2018; all outstanding principal and accrued interest is due and payable upon maturity. As of September 30, 2017, the Company had not made any payments on these notes and the accrued interest was $27,823.

On February 27, 2017, the Company entered into an agreement with a vendor to convert the balance of their account into a note payable in the amount of $49,500. The note bears interest of 6% per annum and matures on September 27, 2017; all outstanding principal and accrued interest is due and payable upon maturity. On September 27, 2017, the Company paid the note, plus $1,725 in accrued interest, in full.

On March 23, 2017, the Company entered into an agreement with a vendor to convert the balance of their account into a note payable in the amount of $356,742. The note bears interest of 5% per annum and matures on October 23, 2017; all outstanding principal and accrued interest is due and payable upon maturity. As of September 30, 2017, the Company had not made any payments on the note and the accrued interest was $9,334. Subsequent to September 30, 2017, the maturity date on this note was extended. Please see Note 25 for more detail.

On June 30, 2017, the Company entered into an agreement with a vendor to convert the balance of their account into a note payable in the amount of $250,000. The note bears interest of 5% per annum and matures on February 28, 2018; all outstanding principal and accrued interest is due and payable upon maturity. As of September 30, 2017, the Company had not made any payments on these notes and the accrued interest was $3,151.

On September 30, 2017, the Company entered into a settlement agreement with a customer to convert the credit balance of their account into a note payable in the amount of $215,234. The note bears interest of 5% per annum and matures on September 30, 2018. Monthly payments of $18,426 commence on October 30, 2017.

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

TFG is a Singapore based entity controlled and 50% owned by Ascent’s President & CEO, Victor Lee, and owns less than 4% of the Company's outstanding shares at September 30, 2017.

Offering of Unsecured Promissory Notes

Between December 2016 and April 2017, the Company initiated eleven non-convertible, unsecured promissory notes with a private investor with varying principal amounts aggregating to $3,400,000. The promissory notes bear interest of 12% per annum and mature six months from the respective dates of issuance, ranging from June 2, 2017 to October 21, 2017. Unless paid in advance, the principal and interest of these promissory notes are payable upon maturity. The notes are not convertible into equity shares of the Company and are unsecured.

Between June and August, 2017, eight of the promissory notes described above matured. The Company and the private investor agreed to pay the interest accrued on these notes, as of the maturity dates, and extend the notes another three months without the Company being in default. Through August 30, 2017, $143,148 interest was paid.

On September 13, 2017, the Company and the investor entered into a Promissory Note Exchange Agreement. Pursuant to the agreement, the Investor exchanged and canceled the eleven outstanding promissory notes (with an aggregate principal and accrued interest of $3,504,199) for one new promissory note having a principal amount of $3,504,199.

The new note has a term of 36 months, bears interest at a rate of 12% per annum, and calls for monthly installment payments of $116,390 commencing on October 13, 2017. The Company has the option to pay monthly installment amounts in the form of shares of common stock. Payments in the form of shares would be calculated using a variable conversion price equal to the lowest of (i) 85% of the average VWAP for the shares over the prior five trading days, (ii) the closing bid price for the shares on the prior trading day, or (iii) $0.004 per share. The Company may not make payments in the form of shares of Common Stock if, after giving effect to the issuance, the holder together with its affiliates would beneficially own in excess of 9.9% of the outstanding shares of Common Stock.

As of September 30, 2017 and December 31, 2016 the outstanding principal balance on the promissory notes was $3,504,199 and $1,010,000, respectively. The accrued interest outstanding on these notes was $19,585 as of September 30, 2017.

Pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion option in the new promissory note was deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. On September 13, 2017, the derivative liability associated with the promissory note was $2,702,601.

The derivative liability associated with the promissory note is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At September 30, 2017, the Company conducted a fair value assessment of the embedded derivative associated with the promissory note. As a result of the fair value assessment, the Company recorded a $887,037 gain as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Condensed Consolidated Statements of Operations, for the three months ended September 30, 2017, to properly reflect the fair value of the embedded derivative of $1,815,564 as of September 30, 2017.

The fair value measurements rely primarily on Company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with the Series E Preferred Stock approximates management’s estimate of the fair value of the embedded derivative liability at September 30, 2017 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 63%, present value discount rate of 12% and dividend yield of 0%.

Offering of Unsecured, Non-Convertible Notes

During October 2016, the Company received $420,000 from a separate private investor. These funds, along with $250,000 of additional funding, were rolled into a promissory note, executed on January 17, 2017, in the amount of $700,000 issued with a discount of $30,000 which will be charged to interest expense ratably over the term of the note. The note bears interest at 12% per annum and matures on July 17, 2017. Principal and interest on this note are payable at maturity. This note is not convertible into equity shares of the Company and is unsecured.

On June 30, 2017, the Company and the private investor agreed to a 12 month payment plan on the balance of this promissory note. Interest will continue to accrue on this note at 12% per annum and payments of approximately $62,000 will be made monthly beginning in July 2017.

As of September 30, 2017, $143,759 of principal and $43,544 of interest had been paid on this note. The outstanding principal and accrued interest balances on the note as of September 30, 2017 were $556,241 and $13,695, respectively.

During April 2017, the Company initiated a non-convertible, unsecured promissory note with a private investor for $103,000 in exchange for proceeds of $100,000. The discount of $3,000 will be charged to interest expense ratably over the term of the note. The promissory note bears interest of 10% per annum and matures on October 6, 2017. As of September 30, 2017, the principal and accrued interest outstanding on the promissory note was $103,000 and $5,064, respectively. Subsequent to September 30, 2017, this note was exchanged for common shares. See Note 25 for more information.

During May 2017, the Company initiated a non-convertible, unsecured promissory note with a private investor for $125,000 . The promissory note bears interest of 12% per annum and matures on September 8, 2017. On September 8, 2017, the Company redeemed this note in full, for cash.

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

The Series A Preferred Stock may be converted into shares of common stock at the option of the Company if the closing price of the common stock exceeds $232, as adjusted, for 20 consecutive trading days, or by the holder at any time. The Company has the right to redeem the Series A Preferred Stock at a price of $8.00 per share, plus any accrued and unpaid dividends, plus the make-whole amount (if applicable). At September 30, 2017, the preferred shares were not eligible for conversion to common shares at the option of the Company. The holder of the preferred shares may convert to common shares at any time, at no cost, at a ratio of 1 preferred share into 1 common share (subject to standard ratable anti-dilution adjustments). Upon any conversion (whether at the option of the Company or the holder), the holder is entitled to receive any accrued but unpaid dividends and also any make-whole amount (if applicable). See Note 19. Make-Whole Dividend Liability.

On October 6, 2016, the Series A Holder entered into an exchange agreement (the “Exchange Agreement”) with Adar Bays. Pursuant to the exchange agreement, beginning December 5, 2016, Adar Bays has the option to exchange, from time to time, all or any portion of the October 2016 Convertible Notes (see Note 17) for outstanding shares of Series A Preferred Stock from the Series A Holder.

As of September 30, 2017, Adar Bays had elected to exchange all outstanding October 2016 Convertible Notes, in accordance with the exchange agreement, resulting in the exchange of 104,785 shares of Series A Preferred Stock. As of September 30, 2017, Adar Bays had also converted their 104,785 shares of Series A Preferred Stock, and the related make whole dividend, which resulted in the issuance of 173,946,250 shares of common stock.

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

As of September 30, 2017, there were 60,756 shares of Series A Preferred Stock outstanding.

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

Conversion Period	Preferred Series E Shares Converted	Value of Series E Preferred Shares (inclusive of accrued dividends)	Common Shares Issued
Q4 2015	478	$481,500	250,000
Q1 2016	1,220	1,239,436	1,132,000
Q2 2016	365	381,414	7,979,568
Q3 2016	523	548,896	21,973,747
Q4 2016	94	101,018	13,089,675
Q1 2017	15	16,248	8,289,962
Q2 2017	35	38,886	134,927,207
Q3 2017	70	76,814	129,314,677
	2,800	$2,884,212	316,956,836

Holders of the Series E Preferred Stock will be entitled to dividends in the amount of 7% per annum. During the nine months ended September 30, 2017, the holder converted dividends in the amount of $11,948 on the Series E Preferred Stock, resulting in the issuance of 25,160,171 shares of common stock. On September 30, 2017, the Company paid $2,013 in cash.

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

As of September 30, 2017, all outstanding shares of Series E Preferred Stock, along with all accrued dividends, had either been converted or redeemed.

Pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion option in the Series E Preferred Stock was deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. At December 31, 2016 the fair value of the derivative liability was $140,748.

At September 30, 2017, the Company recorded the reduction of the remaining embedded derivative associated with the Series E Preferred Stock of $121,390 as a gain in the "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2017. The net gain recorded for the nine months ended September 30, 2017 was $140,748, to properly reflect the elimination of the embedded derivative as of September 30, 2017.

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

From time to time, the Company may direct the private investor, at its sole discretion and subject to certain conditions, to purchase an amount of shares of common stock up to the lesser of (i) $1,000,000 or (ii) 300% of the average daily trading volume of the Company’s common stock over the preceding ten trading day period. The per share purchase price for shares of common stock to be sold by the Company under the CEL purchase agreement shall be equal to 80% of the average of the two lowest VWAPs of the common stock for the ten consecutive trading day period prior to the purchase date. As of September 30, 2017, the Company had directed the private investor to purchase 3,056,147 of common stock which resulted in the issuance of 1,368,000 shares of common stock

The Company may not direct the private investor to purchase shares of common stock more frequently than once each ten business days. The Company’s sales of shares of common stock to the private investor under the CEL purchase agreement are limited to no more than the number of shares that would result in the beneficial ownership by the private investor and its affiliates, at any single point in time, of more than 9.99% of the Company’s then outstanding shares of common stock.

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

The following table summarizes the conversion activity of the Series F Preferred Stock:

Conversion Period	Preferred Series F Shares Converted	Value of Series F Preferred Shares (inclusive of accrued dividends)	Common Shares Issued
Q1 2016	2,168	$2,188,298	2,183,992
Q2 2016	3,234	3,300,931	6,649,741
Q3 2016	1,262	1,315,743	81,917,364
Q4 2016	176	185,118	27,276,005
Q3 2017	20	20,000	18,181,818
	6,860	$7,010,090	136,208,920

Holders of the Series F Preferred Stock are entitled to dividends in the amount of 7% per annum. During the quarter ended September 30, 2017, the Company did not pay any dividends or issue any shares in relation to accrued dividends.

The Company classified the Series F Preferred Stock as a liability pursuant to ASC 480 on the closing date due to the structure of the financing agreement, whereby the Company has an unconditional obligation that the Company may settle by issuing a variable number of common shares with a monetary value that is fixed and known at inception. There are 140 shares of Series F Preferred Stock, representing a value of $140,000, outstanding as of September 30, 2017.

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

The derivative liability associated with the Series F Preferred Stock is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At September 30, 2017, the Company conducted a fair value assessment of the embedded derivative associated with the Series F Preferred Stock. As a result of the fair value assessment, the Company recorded a $298,534 gain as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Condensed Consolidated Statements of Operations, for the three months ended September 30, 2017. The net gain recorded for the nine months ended September 30, 2017 was $212,977, to properly reflect the fair value of the embedded derivative of $42,347 as of September 30, 2017.

The fair value measurements rely primarily on Company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with the Series F Preferred Stock approximates management’s estimate of the fair value of the embedded derivative liability at September 30, 2017 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 75%, present value discount rate of 12% and dividend yield of 0%.

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

Assignment of Series G Preferred Stock

Beginning September 19, 2016, the two private investors (the “Series G Sellers”) entered into assignment agreements with accredited investors (the “Series G Purchasers”). Under the terms of the assignment agreements, the Series G Sellers may sell all 2,000 outstanding shares of Series G Preferred Stock to the Series G Purchasers for a purchase price of $1,000 per share of Series G Preferred Stock (plus the amount of any accrued and unpaid dividends thereon). As of September 30, 2017, the Series G Sellers had sold 1,835 shares of Series G Preferred Stock, representing a value of $1,835,000, to the Series G Purchasers.

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

Holders of the Series G Preferred Stock will be entitled to dividends in the amount of 10% per annum. During the nine months ended September 30, 2017, the Company converted dividends in the amount of $49,096 on the Series G Preferred Stock, resulting in the issuance of 114,854,745 shares of common stock.

On June 29, and June 30, 2017, the Company redeemed the remaining 210 outstanding shares, and the related accrued dividends for cash payments in the amount of $232,440. Due to international wire cut off times, $182,715 of that amount was not actually paid until July 3, 2017, and the resulting liability is included in accounts payable on the Condensed Consolidated Balance Sheet for the six months ended September 30, 2017.

As of September 30, 2017, all Series G Preferred Stock Shares, and the related accrued dividends, had either been converted or redeemed.

Pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion option in the Series G Preferred Stock was deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. At December 31, 2016 the fair value of the derivative liability was $361,831 and was $219,347 prior to the redemption.

At June 30, 2017, the Company recorded the reduction of the remaining embedded derivative associated with the Series G Preferred Stock of $219,347 as a gain in the "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2017. The net gain recorded for the nine months ended September 30, 2017 was $361,831, to properly reflect the elimination of the embedded derivative as of September 30, 2017.

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

During the nine months ended September 30, 2017, in accordance with ASC 470-20-40-16, the Company recorded expense of $79,179 related to the conversion inducement and expense of $134,566 related to the disposal price guarantee. The amount related to the disposal price guarantee was also recorded as a corresponding liability in the Condensed Consolidated Balance Sheet as of September 30, 2017.

On June 29, 2017, the Company and Holder A agreed to settle the disposal price guarantee liability in cash instead of shares of the Company's common stock. The liability will be paid in three equal monthly installments commencing on June 30, 2017. As of September 30, 2017, the Company had repaid the liability in full.

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

In addition to the $1,852,427 in principal conversions, $3,960 of interest had been converted as of September 30, 2017. As of September 30, 2017, with $1,096,600 of principal payments, $400,017 of interest payments, and $219,320 of redemption penalty payments, the July 2016 Convertible notes had been redeemed in full. The difference in the accrued interest and the paid interest, due to the terms of the settlement agreement, was a favorable $26,966 and was credited to interest expense upon full redemption of the instrument.

Pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion option in the July 2016 Convertible Notes was deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. At December 31, 2016 the fair value of the derivative liability was $3,733,348.

On August 31, 2017, the Company recorded the reduction of the remaining embedded derivative associated with the July 2016 Convertible Notes of $31,444 as a gain in the "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2017. The net gain recorded for the nine months ended September 30, 2017 was $3,733,348, to properly reflect the elimination of the embedded derivative as of August 31, 2017.

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

All principal and accrued interest on the Exchange Convertible Notes are convertible at any time, in whole or in part, at the option of the investor, into shares of common stock at a variable conversion price equal to the lowest of (i) the lowest closing bid price of our common stock for the ten consecutive trading day period prior to the conversion date or (ii) 70% of the lowest VWAP of our common stock for the ten consecutive trading day period prior to the conversion date. The following table summarizes the conversion activity of the Exchange Convertible Notes, which were converted in full as of September 30, 2017:

Conversion Period	Exchange Convertible Notes Converted	Common Shares Issued
Q3 2016	$15,000	1,470,588
Q4 2016	91,563	13,346,274
Q1 2017	70,000	50,503,662
Q2 2017	37,535	86,987,428
Q3 2017	118,536	282,228,524
	$332,634	434,536,476

As of September 30, 2017, $10,268 of interest accumulated on the Exchange Convertible Notes had been converted and the remaining interest balance of $5,255 had been paid in cash.

Pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion option in the Exchange Convertible Notes was deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. At December 31, 2016 the fair value of the derivative liability was $196,617.

On July 31, 2017, the Company recorded the reduction of the remaining embedded derivative associated with the Exchange Convertible Notes of $130,656 as a gain in the "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2017. The net gain recorded for the nine months ended September 30, 2017 was $196,617, to properly reflect the elimination of the embedded derivative as of July 31, 2017.

NOTE 16. SERIES J PREFERRED STOCK AND SERIES J-1 PREFERRED STOCK

Series J Preferred Stock

On September 19, 2016, the Company entered into a securities purchase agreement with one accredited investor for the private placement of $1,350,000 of the Company’s newly designated Series J Convertible Preferred Stock (“Series J Preferred Stock”). As of September 30, 2017, the Company had issued 1,350 shares of Series J Preferred Stock in exchange for proceeds of $$1,350,000.

On March 29, 2017, the accredited investor (the “Series J Seller”) entered into an assignment agreement with a private investor (the “Series J Purchaser”). Under the terms of the assignment agreement, the Series J Seller may sell 250 outstanding shares of Series J Preferred Stock to the Series J Purchaser for a purchase price of $1,000 per share of Series J Preferred Stock (plus the amount of any accrued and unpaid dividends thereon). As of September 30, 2017, the Series J Seller had sold 250 shares of Series J Preferred Stock, representing a value of $250,000, to the Series J Purchaser.

Holders of the Series J Preferred Stock are entitled to dividends in the amount of 10% per annum. Shares of the Series J Preferred Stock (including the amount of any accrued and unpaid dividends thereon) are convertible at the option of the holder into common stock at a fixed conversion price of $0.015 per share. As of September 30, 2017, no shares of the Series J Preferred Stock had been converted at the fixed conversion price; 275 shares of Series J Preferred Stock were converted under conversion inducement offers. (See Conversion Inducement Offers discussion below).

There are no registration rights applicable to the Series J Preferred Stock. Accordingly, any shares of Common Stock issued upon conversion of the Series J Preferred Stock are restricted and can only be sold in compliance with Rule 144 or in accordance with another exemption from registration.

One year after issuance, the Company is required to redeem for cash all or any portion of the outstanding shares of the Series J Preferred Stock at a price per share equal to $1,000 plus any accrued but unpaid dividends thereon. There were 1,075 shares of Series J Preferred Stock outstanding as of September 30, 2017, representing a value of $1,075,000 and accrued dividends were $106,299.

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
The derivative liability associated with the Series J Preferred Stock is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At September 30, 2017, the Company conducted a fair value assessment of the embedded derivative associated with the Series J Preferred Stock. As a result of the fair value assessment, the Company recorded a 489,064 gain as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Condensed Consolidated Statements of Operations, for the three months ended September 30, 2017. The net gain recorded for the nine months ended September 30, 2017 was $686,699, to properly reflect the fair value of the embedded derivative of $18,325 as of September 30, 2017.

The fair value measurements rely primarily on Company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with the Series J Preferred Stock approximates management’s estimate of the fair value of the embedded derivative liability at September 30, 2017 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 21% , present value discount rate of 12% and dividend yield of 0%.

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

On August 10, 2017, the Company and the investor entered into a redemption agreement whereby the Company agreed to redeem $700,000 face value of Series J-1 Preferred Stock plus accrued dividends of $55,306 by issuing 500 million shares of common stock and a warrant to purchase 250 million shares of common stock.

The warrant is exerciseable, at a fixed exercise price of $0.003, on the issuance date through the first anniversary of the issuance date. The Warrant may not be exercised if, after giving effect to the exercise, the holder of the Warrant, together with its affiliates, would beneficially own in excess of 9.99% of the outstanding shares of common stock.

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

Outstanding principal and accrued interest on the October 2016 Convertible Notes were $330,000 and $19,800, respectively as of September 30, 2017.

Pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion option in the October 2016 Convertible Notes were deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. At closing, a derivative liability and a corresponding debt discount in the amount of $330,000 was recorded. The fair value of the derivative was greater than the face value at issuance and the difference of $341,000 was charged to interest expense at issuance. The remaining debt discount will be charged to interest expense ratably over the life of the October 2016 Convertible Notes. As of December 31, 2016, the fair value of the derivative liability was $544,746.

The derivative liability associated with the October 2016 Convertible Notes is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At September 30, 2017, the Company conducted a fair value assessment of the embedded derivative associated with the October 2016 Convertible Notes. As a result of the fair value assessment, the Company recorded a 451,480 gain as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2017. The net gain recorded for the nine months ended September 30, 2017 was $251,545, to properly reflect the fair value of the embedded derivative of $293,201 as of September 30, 2017.

The fair value measurements rely primarily on Company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with the October 2016 Convertible Notes approximates management’s estimate of the fair value of the embedded derivative liability at September 30, 2017 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 69% present value discount rate of 12% and dividend yield of 0%.

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

Per the terms of the Series K SPA, the Company was scheduled to sell 1,000 shares of Series K Preferred Stock to Investor in exchange for $1,000,000 of gross proceeds on or before each of (i) February 24, 2017, (ii) March 27, 2017, (iii) April 27, 2017, (iv) May 27, 2017 and (v) June 27, 2017. The Company was also scheduled to sell 15,000 shares of Series K Preferred Stock to Investor in exchange for $15,000,000 of gross proceeds on or before July 27, 2017. As of September 30, 2017, the Company had sold 9,010 shares of Series K Preferred Stock in exchange for $9,010,000 in cash proceeds from the private investor. Although actual closings have varied from the original schedule, the Company expects to receive the full funding amount outlined above in various tranches. The following summarizes the closings and proceeds received as of September 30, 2017:

Closing Period	Preferred Series K Shares Purchased	Closing Amount
Q1 2017	150	$150,000
Q2 2017	4,100	4,100,000
Q3 2017	4,760	$4,760,000
	9,010	$9,010,000

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

Conversion Period	Preferred Series K Shares Converted	Value of Series K Preferred Shares	Common Shares Issued
Q2 2017	3,200	$3,200,000	800,000,000
Q3 2017	3,000	$3,000,000	750,000,000
	6,200	$6,200,000	1,550,000,000

As of September 30, 2017, the investor owned approximately 18% of the Company's outstanding common stock and there are 2,810 shares of Series K Preferred Stock Outstanding, representing a value of $2,810,000.

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

NOTE 19. ST. GEORGE CONVERTIBLE NOTE

On September 8, 2017, the Company entered into a securities purchase agreement with St. George Investments LLC (“Investor”), for the private placement of $1,725,000 principal amount of the Company’s Original Issue Discount Convertible Promissory Notes.
On September 11, 2017, the Company sold and issued $1,725,000 principal amount of the convertible notes to the Investor in exchange for $1,500,000 of gross proceeds, and paid $20,000 in financing costs. The original issue discount of $225,000, and the financing fee, will be charged to interest expense, ratably, over the life of the note.

Unless earlier converted or prepaid, the convertible notes will mature on March 11, 2019. The notes do not bear interest in the absence of an event of default.

For the first six months after the issuance of the notes, the Company will make a monthly cash repayment on the notes of approximately $96,000. Thereafter, the Investor may request that the Company make monthly partial redemptions of the note up to $150,000 per month. If the Investor does not request the full $150,000 redemption amount in any one month, the unused portion of such monthly redemption amount can be added to future monthly redemption amounts. But in no event can the amount requested by the Investor for any one month exceed $275,000.

Redemption amounts are payable by the Company in cash. Beginning ten months after the issuance of the convertible notes, cash redemption payments by the Company will be subject to a 15% redemption premium.

Beginning six months after the issuance of the convertible notes, the Company also has the option (subject to customary equity conditions) to pay redemption amounts in the form of shares of common stock. Payments in the form of shares would be calculated using a variable conversion price equal to the lower of (i) 85% of the average VWAP for the shares over the prior five trading days or (ii) the closing bid price for the shares on the prior trading day.

All principal and accrued interest on the Notes are convertible at any time, in whole or in part, at the option of the Investor into shares of Common Stock at a fixed conversion price of $0.004 per share.

The Notes contain standard and customary events of default including but not limited to: (i) failure to make payments when due under the Notes; and (ii) bankruptcy or insolvency of the Company. Upon the occurrence of an event of default, the Notes will begin to bear interest at the rate of 22% per annum. In addition, upon the occurrence of an event of default, the Investor has the option to increase the outstanding balance of the Notes by 25%.

In connection with the closing under the Note SPA, the Company issued 37,500,000 unregistered shares of common stock to the Investor as an origination fee. The closing stock price on the date of close was $0.0017 resulting in an interest expense of $63,750 being recorded as of the date of close.

The Notes may not be converted and shares of Common Stock may not be issued pursuant to the Notes if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 4.99% of the outstanding shares of Common Stock.

Pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion option in the Convertible Promissory Notes were deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. At closing, a derivative liability and a corresponding debt discount in the amount of $468,095 was recorded.

The derivative liability associated with the Convertible Promissory Notes is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At September 30, 2017, the Company conducted a fair value assessment of the embedded derivative associated with the October 2016 Convertible Notes. As a result of the fair value assessment, the Company recorded a $225,319 gain as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017, to properly reflect the fair value of the embedded derivative of $242,776 as of September 30, 2017.

The fair value measurements rely primarily on Company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with the Convertible Promissory Notes approximates management’s estimate of the fair value of the embedded derivative liability at September 30, 2017 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 74% present value discount rate of 12% and dividend yield of 0%.

NOTE 20. MAKE-WHOLE DIVIDEND LIABILITY
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
The fair value of these dividend liabilities, which are indexed to the Company's common stock, must be evaluated at each period end. The fair value measurements rely primarily on Company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The fair value determination required forecasting stock price volatility, expected average annual return and conversion date. During the nine months ended September 30, 2017, the fair value of the make-whole liability decreased $0.25 million from the fair value at December 31, 2016 as a result of the conversion activity described below.

As of March 31, 2017, a Preferred Series A holder had converted 104,785 shares of Series A Preferred Stock, and the related make whole dividend of $419,140, which resulted in the issuance of 173,946,250 shares of common stock.

On June 17, 2017, the make-whole dividend reached maturity. As such, the Company began accruing additional dividends on the Series A Preferred Stock.

As of September 30, 2017, there were 60,756 shares of Series A outstanding and the Company was entitled to redeem the outstanding Series A preferred shares for $486,048, plus dividends of $264,289, payable in cash or common shares.

NOTE 21. STOCKHOLDERS’ DEFICIT

Common Stock

At September 30, 2017, the Company had 20,000,000,000 shares of common stock, $0.0001 par value, authorized for issuance. Each share of common stock has the right to one vote. As of September 30, 2017, the Company had 8,717,859,917 shares of common stock outstanding. The Company has not declared or paid any dividends related to the common stock through September 30, 2017.

Preferred Stock

At September 30, 2017, the Company had 25,000,000 shares of preferred stock, $0.0001 par value, authorized for issuance. Preferred stock may be issued in classes or series. Designations, powers, preferences, rights, qualifications, limitations and restrictions are determined by the Company’s Board of Directors.  The following table summarizes the designations, shares authorized, and shares outstanding for the Company's Preferred Stock:

Preferred Stock Series Designation	Shares Outstanding
Series A	60,756
Series F	140
Series J	1,075
Series K	2,810

Series A Preferred Stock

Refer to Note 10 descriptions of Series A Preferred Stock.

Series F Preferred Stock
Refer to Note 12 descriptions of Series F Preferred Stock.

Series J Preferred Stock
Refer to Note 16 descriptions of Series J Preferred Stock.

Series K Preferred Stock
Refer to Note 18 descriptions of Series K Preferred Stock.

Warrants

On July 24, 2017, the Company issued a warrant for 250 million shares of common stock, in connection with a settlement agreement with a consultant. The warrant is exerciseable at a fixed exercise price of $0.004, on the issuance date through the first anniversary of the issuance date. The warrant may not be exercised if, after giving effect to the exercise, the holder, together with its affiliates, would beneficially own in excess of 9.99% of the Company's outstanding shares of common stock.

The Company conducted a fair value assessment of the warrant upon issuance using a Black Scholes model with the following inputs: stock price on the date of issuance of $0.0007, stock volatility of 234%, and a risk free rate of 1.23%. Using these parameters, the Company calculated a fair value of $88,937 and recorded a corresponding expense on the Company's consolidated and condensed statement of operations.

On August 10, 2017, the Company issued a warrant for 250 million shares of common stock in connection with a preferred stock redemption agreement. The warrant is exerciseable, at a fixed exercise price of $0.003, on the issuance date through the first anniversary of the issuance date. The Warrant may not be exercised if, after giving effect to the exercise, the holder, together with its affiliates, would beneficially own in excess of 9.99% of the Company's outstanding shares of common stock.

The Company conducted a fair value assessment of the warrant upon issuance using a Black Scholes model with the following inputs: stock price on the date of issuance of $0.0015, stock volatility of 230%, and a risk free rate of 1.22%. Using these parameters, the Company calculated a fair value of $246,803 and recorded a corresponding expense on the Company's consolidated and condensed statement of operations.

NOTE 22. EQUITY PLANS AND SHARE-BASED COMPENSATION
Share-Based Compensation: The Company measures share-based compensation cost at the grant date based on the fair value of the award and recognizes this cost as an expense over the grant recipients’ requisite service periods for all awards made to employees, officers, directors and consultants.

The share-based compensation expense recognized in the Condensed Consolidated Statements of Operations was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Share-based compensation cost included in:
Research and development	$659	$29,502	$17,557	$154,786
Selling, general and administrative	12,147	121,294	91,160	553,990
Total share-based compensation cost	$12,806	$150,796	$108,717	$708,776

The following table presents share-based compensation expense by type:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Type of Award:
Stock Options	$12,806	$58,271	$82,388	$295,229
Restricted Stock Units and Awards	—	92,525	26,329	413,547
Total share-based compensation cost	$12,806	$150,796	$108,717	$708,776

Stock Options: The Company recognized share-based compensation expense for stock options of approximately $82,000 to officers, directors and employees for the nine months ended September 30, 2017 related to stock option awards ultimately expected to vest. The weighted average estimated fair value of employee stock options granted for the nine months ended September 30, 2016 was $1.20 per share, and there were no stock options granted during the nine months ended September 30, 2017. Fair value was calculated using the Black-Scholes Model with the following assumptions:

For the nine months ended September 30,
2016
Expected volatility	115%
Risk free interest rate	1%
Expected dividends	—
Expected life (in years)	5.8

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

As of September 30, 2017, total compensation cost related to non-vested stock options not yet recognized was $44,000 which is expected to be recognized over a weighted average period of approximately 1.5 years, 66,607 shares were vested or expected to vest in the future at a weighted average exercise price of $39.61, and 195,218 shares remained available for future grants under the Option Plan.
Restricted Stock: In addition to the stock options discussed above, the Company recognized share-based compensation expense related to restricted stock grants of $26,000 for the nine months ended September 30, 2017. There were no restricted stock grants for the nine months ended September 30, 2017, and the weighted average estimated fair value of restricted stock grants for the nine months ended September 30, 2016 was $2.00 per share.

As of September 30, 2017, there was no unrecognized share-based compensation expense from unvested restricted stock, no shares were expected to vest in the future, and, 518,388 shares remained available for future grants under the Restricted Stock Plan.

NOTE 23. RELATED PARTY TRANSACTIONS

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

TFG is a Singapore based entity controlled and 50% owned by Ascent’s President & CEO, Victor Lee, and owns less than 4% of the Company's outstanding shares at September 30, 2017.

All related party transactions were approved by our independent board of directors.

NOTE 24. COMMITMENTS AND CONTINGENCIES

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
On April 16, 2014, the parties settled the lawsuit where the Company agreed to pay Jefferies a total of $2.0 million in equal installments over 40 months. The Company paid $339,481 during the nine months ended September 30, 2017.

The Company records a liability in its financial statements for costs related to claims, including settlements and judgments, where the Company has assessed that a loss is probable and an amount can be reasonably estimated. The Company accrued $1.7 million, the net present value of the $2.0 million settlement, as of December 31, 2013. As of September 30, 2017, the settlement had been redeemed in full and there was no remaining accrued litigation settlement, recorded as a current liability in the Condensed Consolidated Balance Sheets.

NOTE 25. SUBSEQUENT EVENTS

Update on Series F Preferred Stock

As of November 10, 2017, an additional 30 shares of Series F Preferred Stock, with a value of $30,000, were converted into 33,333,333 shares of common stock.

Updates on Notes Payable

On October 23, 2017, the Company amended its promissory note with a vendor whose note is discussed in Note. 8. The note matured on October 23, 2017 and was due and payable as of this date. The amendment extended the note's maturity to November 6, 2017. As of the date of this filing, the Company is waiting to hear from the vendor on how they wish to proceed with payment.

Updates on Promissory Notes

On October 6, 2017, the Company and its investor entered into a Promissory Note Exchange Agreement to convert a promissory note with a principal balance of $103,000 and accrued interest of $5,233 in to common shares. Per the terms of the agreement the promissory note was canceled and 72,500,000 shares were issued.

On October 13, 2017, the Company made its first monthly redemption on the September 13, 2017 promissory note. This redemption was fulfilled in shares of common stock. The redemption amount of $116,390, consisting of $81,348 principal and $35,042 interest, resulted in the issuance of 93,786,866 shares of common stock.

On October 31, 2017, the Company issued a $250,000 promissory note to an accredited investor. On November 2, 2017, the Company received $250,000 of gross proceeds. The note matures on January 31, 2018, bears interest at a rate of 12% per annum, from date of funding, is unsecured and not convertible into shares of equity. All principal and interest on the note are payable upon maturity.

Update on St. George Convertible Note

On October 8, 2017 and November 8, 2017, the Company issued two cash payments of $95,833 each, in accordance with the terms of the St. George Convertible Note. Following this payment, the remaining principal balance on the note was $1,533,333.

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

Overview
We are a company formed to commercialize flexible photovoltaic modules using our proprietary technology. For the three and nine months ended September 30, 2017, we generated $242,055 and $547,792 of revenue from product sales, respectively.

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

Related Party Activity
On February 2, 2012, we announced the appointment of Victor Lee as President and Chief Executive Officer. Mr. Lee had served on our Board of Directors since November 2011 and is currently the managing director of Tertius Financial Group Pte Ltd, the joint venture partner with Radiant Group, in TFG Radiant. In April 2012, we appointed the Chairman of TFG Radiant, Mr. Winston Xu (aka Xu Biao), as a member of our Board of Directors. TFG Radiant owned less than 1% of our outstanding common stock as of September 30, 2017.
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

The new ownership by TFG represents less than 4% of the outstanding shares of common stock of the Company as of September 30, 2017. There are no registered rights.

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

Recent Accounting Pronouncements
The Company’s significant accounting policies were described in Note 3 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes to our accounting policies as of September 30, 2017.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The update will establish a comprehensive revenue recognition standard for virtually all industries in GAAP. ASU 2014-09 will change the amount and timing of revenue and cost recognition, implementation, disclosures and documentation. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. ASU 2014-09 is now effective for the Company in fiscal year 2018. The Company continues to evaluate ASU 2014-09, but does not believe it will have a material effect on the Company’s consolidated financial statements.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

Revenues. Our net revenues were $242,000 for the three months ended September 30, 2017 compared to $453,000 for the three months ended September 30, 2016. A decrease of $211,000. The following factors contributed to the decrease in revenue during the three months ended September 30, 2017:

1.
Net product revenues were approximately $242,000 for the three months ended September 30, 2017 compared to $437,000 for the three months ended September 30, 2016, a decrease of $195,000. The decrease in product sales is largely the result of our sale of the EnerPlex brand of products.

2.
The Company did not have any revenues attributable to government research and development contracts during the three months ended September 30, 2017, compared to $16,000 during the three months ended September 30, 2016.

Cost of revenues. Our Cost of revenues for the three months ended September 30, 2017 was approximately $535,000 compared to $1,332,000 for the three months ended September 30, 2016, a decrease of $797,000. The decrease is primarily attributed to a decrease in materials and labor costs as a result of a decrease in production as compared to the third quarter in the prior year. Cost of revenues for the third quarter of 2017 is comprised of materials and freight of $75,000, direct labor of $51,000, and overhead of $409,000. Management believes our factory is currently significantly under-utilized, and a substantial increase in revenue would result in marginal increases to overhead. We are currently pursuing high-value PV markets.
Research, development and manufacturing operations. Research, development and manufacturing operations costs were approximately $1,312,000 for the three months ended September 30, 2017 compared to $1,660,000 for the three months ended September 30, 2016, a decrease of $348,000. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. Research, development and manufacturing operations costs also include costs related to technology development and governmental contracts. The following factors contributed to the decrease in research, development, and manufacturing operations expenses during the three months ended September 30, 2017:

1.
Personnel and facility related expenses decreased approximately $363,000 as compared to the third quarter of 2016. The decrease in personnel related costs was primarily due to a reduction in headcount.

2.
Consulting and contract services decreased approximately $5,000 compared to the third quarter of 2016. The decrease in expense as compared to the third quarter of 2016 was primarily attributed to the reduced number of contractors during the quarter ended September 30, 2017.

3.
Materials and equipment related expenses, increased approximately $20,000 compared to the third quarter of 2016. The decrease in expense was primarily due to the reserve against WIP inventory as a result of our focus transition from the consumer electronics market to high-value PV markets.

Inventory impairment costs. Due to the sale of the EnerPlex brand and the re-purposing of our work-in-process inventory, we are unable to estimate the recoverability of all of our work-in process inventory values, resulting in a lower-cost-to-market analysis and reserve for impairment. No adjustment was recorded to inventory impairment costs for the three months ended September 30, 2017.
Selling, general and administrative. Selling, general and administrative expenses were $1,342,000 for the three months ended September 30, 2017 compared to $2,576,000 for the three months ended September 30, 2016, a decrease of $1,234,000. The following factors contributed to the decrease in selling, general, and administrative expenses during the three months ended September 30, 2017:

1.
Personnel and facility related costs decreased approximately $436,000 during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The overall decrease in personnel related costs was primarily due a lower headcount for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.

2.
Marketing and related expenses decreased approximately $529,000 during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The decrease in Marketing and related expenses is due to reduced marketing, advertising, and promotional activities during the third quarter of 2016 as compared to the first quarter of 2016 which is the direct result of changing our main focus from the consumer electronics market to higher-value PV markets.

3.
Consulting and contract services decreased approximately $52,000 during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The decrease was a result of decreased consulting expenses related to our financing efforts.

4.
Legal expenses decreased approximately $116,000 during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The primary reasons for the decrease is due to reductions in both legal expenses related to our patents and general legal expenses related to financing efforts as compared to the quarter ended September 30, 2016.

5.
Bad debt and settlement expenses decreased approximately $75,000 during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. During the quarter we recorded payments and settlements against existing reserves which were offset by additional reserves for customers whose accounts were greater than 120 days overdue.

6.
Public company expenses decreased approximately $26,000 during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The decrease is mostly due to a decrease in public relations expense.

Other income / expense, net. Other income / expense was a $902,000 net income for the three months ended September 30, 2017 compared to a $6,247,000 net expense for the three months ended September 30, 2016, an improvement of $7,149,000. The following factors contributed to the increase in other income/(expense) during the three months ended September 30, 2017:

1.
Interest expense decreased approximately $891,000 as compared the third quarter of 2016. The decrease is primarily due to an decrease of non-cash interest expense amortization of debt discounts related to convertible debt, promissory notes, and Preferred Stock.

2.
Other expense, net increased approximately $58,000. This increase primarily results from a $15,000 loss on sale of assets in the three months ended September 30, 2016, compared to a $42,000 gain on sale of assets for the three months ended September 30, 2016.

3.
Warrant expense increased by approximately $336,000 as compared to the third quarter of 2016. This increase is due to the issuance of warrants during the three months ended September 30, 2017, related to redemption and settlement agreements.

4.
Gains and losses on change in fair value of derivatives and on extinguishment of liabilities, net improved to a $2,151,000 gain during the third quarter of 2017 as compared to a $4,500,000 loss the third quarter of 2016. The improvement of $6,652,000 in this non-cash item is attributable to a gain of $2,593,000 on the change in fair value of our embedded derivative instruments during the three months ended September 30, 2017 and a decrease in the loss from extinguishment of liabilities of $4,059,000, related to conversions and redemptions of certain convertible notes and preferred stock, for the three months ended September 30, 2017 as compared to the the three months ended September 30, 2016

Net Loss. Our Net Loss was $2,356,000 for the three months ended September 30, 2017 compared to a Net Loss of $11,786,000 for the three months ended September 30, 2016, an improvement of $9,430,000.
The decrease in Net Loss for the three months ended September 30, 2017 can be summarized in variances in significant account activity as follows:

Decrease (Increase) to Net Loss For the Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
Revenues	(211,000)
Cost of Revenue	797,000
Research, development and manufacturing operations
Materials and Equipment Related Expenses	(19,000)
Personnel Related Expenses	354,000
Consulting and Contract Services	5,000
Facility Related Expenses	9,000
Other Miscellaneous Costs	(1,000)
Selling, general and administrative expenses
Personnel, administrative, and facility Related Expenses	436,000
Marketing Related Expenses	529,000
Legal Expenses	116,000
Public Company Costs	26,000
Consulting and Contract Services	52,000
Bad debt expense	73,000
Settlement expense	2,000
Depreciation and Amortization Expense	113,000
Other Income / (Expense)
Interest Expense	891,000
Other Income/Expense	(58,000)
Warrant Expense	(336,000)
Non-Cash Change in Fair Value of Derivatives and Gain/Loss on Extinguishment of Liabilities, net	6,652,000
Decrease (Increase) to Net Loss	$9,430,000

Comparison of the Nine Months Ended September 30, 2017 and 2016

Revenues. Our net revenues were $548,000 for the nine months ended September 30, 2016 compared to $1,418,000 for the nine months ended September 30, 2016. A decrease of $870,000. The following factors contributed to the decrease in revenue during the three months ended September 30, 2017:

1.
Net product revenues were approximately $548,000 for the nine months ended September 30, 2017 compared to $1,370,000 for the nine months ended September 30, 2016, a decrease of $822,000. The decrease in product sales is largely the result of our sale of the Enerplex brand of products.

2.
The Company did not have any revenues attributable to government research and development contracts during the nine months ended September 30, 2017, compared to $48,000 during the nine months ended September 30, 2016.

Cost of revenues. Our Cost of revenues for the nine months ended September 30, 2017 was $2,323,000 compared to $4,769,000 for the nine months ended September 30, 2016, a decrease of $2,446,000. The decrease is primarily attributed to a decrease in materials and labor costs as a result of a decrease in production as compared to the nine months ended September 30, 2016. Cost of revenues for the nine months ended September 30, 2017 is comprised of materials and freight of $789,000, direct labor of $53,000, and overhead of $1,481,000. Management believes our factory is currently significantly under-utilized, and a substantial increase in revenue would result in marginal increases to overhead. We are currently pursuing high-value PV markets.

Research, development and manufacturing operations. Research, development and manufacturing operations costs were $3,830,000 for the nine months ended September 30, 2017 compared to $5,132,000 for the nine months ended September 30, 2016, a decrease of $1,302,000. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. Research, development and manufacturing operations costs also include costs related to technology development and governmental contracts. The following factors contributed to the decrease in research, development, and manufacturing operations expenses during the nine months ended September 30, 2017:

1.
Personnel and facility related expenses decreased approximately $1,219,000 as compared to the nine months ended September 30, 2016. The decrease in personnel related costs was primarily due to a reduction in headcount.

2.
Consulting and contract services decreased approximately $20,000 compared to the nine months ended September 30, 2016. The decrease in expense as compared to the nine months ended was primarily attributed to the reduced number of contractors during the nine months ended September 30, 2017.

3.
Materials and equipment related expenses decreased approximately $63,000 compared to the nine months ended September 30, 2016. The decrease in expense was primarily due to the reserve against WIP inventory as a result of our focus transition from the consumer electronics market to high-value PV markets.

Inventory impairment costs. Due to the sale of the EnerPlex brand and the re-purposing of our work-in-process inventory, we are unable to estimate the recoverability of all of our work-in process inventory values, resulting in a lower-cost-to-market analysis and reserve for impairment. An expense of approximately $364,000 was recorded to inventory impairment costs for the nine months ended September 30, 2017.
Selling, general and administrative. Selling, general and administrative expenses were $4,512,000 for the nine months ended September 30, 2017 compared to $8,520,000 for the nine months ended September 30, 2016, a decrease of $4,008,000. The following factors contributed to the decrease in selling, general, and administrative expenses during the nine months ended September 30, 2017:

1.
Personnel and facility related costs decreased approximately $1,742,000 during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The overall decrease in personnel related costs was primarily due a lower headcount for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.

2.
Marketing and related expenses decreased approximately $1,685,000 during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The decrease in Marketing and related expenses is due to reduced marketing, advertising, and promotional activities during the nine months ended as compared to the nine months ended September 30, 2016 which is the direct result of changing our main focus from the consumer electronics market to higher-value PV markets.

3.
Consulting and contract services increased approximately $55,000 during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The increase was the result of a marketing campaign that began during the nine months ended September 30, 2017.

4.
Legal expenses decreased approximately $432,000 during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The primary reasons for the decrease is due to reductions in both legal expenses related to our patents and general legal expenses related to financing efforts as compared to the nine months ended September 30, 2016.

5.
Bad debt expense decreased approximately $246,000 during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. During the nine months ended September 30, 2017, we recorded payments and settlements against existing reserves which were offset by additional reserves for customers whose accounts were greater than 120 days overdue.

6.
Public company expenses decreased approximately $122,000 during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The decrease is mostly due to a decrease in public relations expense.

7.
Settlement expenses for the nine months ended September 30, 2017 were approximately $164,000. These expenses consisted of a settlement of $23,000 related to an alleged Proposition 65 violation and a settlement of $141,000 with a former EnerPlex customer regarding a return of product.

Other income / expense, net. Other income / expense was a $1,156,000 net expense for the nine months ended September 30, 2017 compared to a $13,296,000 net expense for the nine months ended September 30, 2016, an improvement of $12,140,000. The following factors contributed to the decrease in other income/expense during the nine months ended September 30, 2017:

1.
Interest expense decreased $305,000 as compared the nine months ended September 30, 2016 . The decrease is primarily due to an decrease of non-cash interest expense and amortization of debt discounts related to convertible and promissory notes and Preferred Stock.

2.
Other income, net increased $489,000. This increase is comprised of an increase in gain on sale of assets of $1,125,000, primarily related to the transfer of the EnerPlex IP, offset by induced conversion costs of $636,000 on several of the financial instruments.

3.
Warrant expense increased by approximately $336,000 as compared to the nine months ended September 30, 2016. This increase is due to the issuance of warrants during the nine months ended September 30, 2017, related to redemption and settlement agreements.

4.
Gains and losses on change in fair value of derivatives and on extinguishment of liabilities, net was a gain of $3,753,000 for the nine months ended September 30, 2017 an increase of $11,682,000 compared to the net loss of $7,929,000 for the nine months ended September 30, 2016. The change in this non-cash item is the result of an increase of $7,816,000 in the gain on change in the fair value of our embedded derivative instruments during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, and an decrease of $3,866,000 on loss on extinguishment of liabilities related to conversions of certain convertible notes and preferred stock in the same comparative periods.

Net Loss. Our Net Loss was $12,649,000 for the nine months ended September 30, 2017 compared to a Net Loss of $33,479,000 for the nine months ended September 30, 2016, an improvement of $20,830,000.
The decrease in Net Loss for the nine months ended September 30, 2017 can be summarized in variances in significant account activity as follows:

Decrease (Increase) to Net Loss For the Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016
Revenues	(870,000)
Cost of Revenue	2,446,000
Research, development and manufacturing operations
Materials and Equipment Related Expenses	62,000
Personnel Related Expenses	1,164,000
Consulting and Contract Services	20,000
Facility Related Expenses	55,000
Other Miscellaneous Costs	1,000
Inventory impairment costs	(364,000)
Selling, general and administrative expenses
Personnel, Administrative, and Facility Related Expenses	1,742,000
Marketing Related Expenses	1,685,000
Legal Expenses	432,000
Public Company Costs	122,000
Bad Debt Expense	246,000
Consulting and Contract Services	(55,000)
Settlement Expenses	(164,000)
Depreciation and Amortization Expense	2,168,000
Other Income / (Expense)
Interest Expense	305,000
Other Income/Expense	489,000
Warrant Expense	(336,000)
Non-Cash Change in Fair Value of Derivatives and Gain/Loss on Extinguishment of Liabilities, net	11,682,000
Decrease (Increase) to Net Loss	$20,830,000

Liquidity and Capital Resources
As of September 30, 2017, we had approximately $1,083 thousand in cash and cash equivalents.

During the nine months ended September 30, 2017 and the year ended December 31, 2016, we entered into multiple financing agreements to fund operations. Further discussion of these transactions can be found in Notes 8 through 19 of the financial statements presented as of, and for the nine months ended, September 30, 2017, and in notes 9 through 20 of the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

We have continued PV production at our manufacturing facility. We do not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented its new specialty PV strategy. During the nine months ended September 30, 2017, we used $10.7 million in cash for operations. Our primary significant long term cash obligation consists of a note payable of $5.5 million to a financial institution secured by a mortgage on its headquarters and manufacturing building in Thornton, Colorado. Total payments of $0.2 million, including principal and interest, will come due in the remainder of 2017.

Additional projected product revenues are not anticipated to result in a positive cash flow position for the year 2017 overall and, as of September 30, 2017, we have negative working capital. As such, cash liquidity sufficient for the year ending December 31, 2017 will require additional financing.

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

Statements of Cash Flows Comparison of the Nine Months Ended September 30, 2017 and 2016
For the nine months ended September 30, 2017, our cash used in operations was $10.7 million compared to $13.6 million for the nine months ended September 30, 2016, a decrease of $2.8 million. The decrease is primarily due to the reduction of headcount and production, coupled with the transition out of certain consumer electronics markets and the sale of the EnerPlex brand. For the nine months ended September 30, 2017, our cash provided by investing activities was $92.7 thousand as compared to our cash used in operations of $192.3 thousand, an increase of $285.0 thousand. This increase is the result of investing in intellectual property ("IP") during the first quarter of 2016 and the sales of the EnerPlex brand IP during the first quarter of 2017. During the nine months ended September 30, 2017, negative operating cash flows of $10.7 million were funded through $11.6 million of funding received from promissory notes, and the use of cash customer receivables.

Contractual Obligations
The following table presents our contractual obligations as of September 30, 2017. Our long-term debt obligation is related to our building loan reflecting both principal and interest. Our purchase obligations include orders for equipment, inventory and operating expenses.

		Payments by Year
Contractual Obligation	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Long Term Debt	$7,874,857	$693,611	$2,080,832	$2,080,832	$3,019,582
Purchase Obligations	$368,697	368,697
	$8,243,554	$1,062,308	$2,080,832	$2,080,832	$3,019,582

Off Balance Sheet Transactions
As of September 30, 2017 and December 31, 2016, we did not have any off balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Interest Rate Risk
Our exposure to market risks for changes in interest rates relates primarily to our cash equivalents. As of September 30, 2017, our cash equivalents consisted only of federally insured operating and savings accounts held with financial institutions. From time to time we hold money market funds, investments in U.S. government securities and high quality corporate securities. The primary objective of our investment activities is to preserve principal and provide liquidity on demand, while at the same time maximizing the income we receive from our investments without significantly increasing risk. The direct risk to us associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a change in interest rates will have a significant impact on our financial position, results of operations or cash flows.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (SEC) rules and forms. Our management, including our Chief Executive Officer and interim Principal Financial Officer, conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of September 30, 2017. Based on this evaluation, our Chief Executive Officer and interim Principal Financial Officer concluded that as of September 30, 2017, our disclosure controls and procedures were not effective.

Description of Material Weakness identified in 2016 and 2017

Based on our assessment and the criteria used, management concluded that our internal control over financial reporting, as of December 31, 2016 and September 30, 2017, was not effective due to the material weaknesses described as follows:

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

Changes in Internal Control Over Financial Reporting

Except for the identification of the material weaknesses noted above, there were no other changes in internal control over financial reporting during the nine months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On April 16, 2014, the parties settled the lawsuit where the Company agreed to pay Jefferies a total of $2.0 million in equal installments over 40 months. The Company has paid $339,000 during the nine months ended September 30, 2017.
The Company records a liability in its financial statements for costs related to claims, including settlements and judgments, where the Company has assessed that a loss is probable and an amount can be reasonably estimated. The Company accrued $1.7 million, the net present value of the $2.0 million settlement, as of December 31, 2013. As of September 30, 2017, the settlement had been redeemed in full and there was no remaining accrued litigation settlement, recorded as a current liability in the Condensed Consolidated Balance Sheets.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not required.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits
A list of exhibits is found on page 47 of this report.

ASCENT SOLAR TECHNOLOGIES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of November, 2017.

ASCENT SOLAR TECHNOLOGIES, INC.

By:	/S/ VICTOR LEE
Lee Kong Hian (aka Victor Lee) President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, Chief Accounting Officer, and Authorized Signatory)

ASCENT SOLAR TECHNOLOGIES, INC.
EXHIBIT INDEX

10.1	Form of Warrant dated July 24, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 28, 2017)
10.2	Form of Warrant dated August 10, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed August 11, 2017)
10.3	Securities Purchase Agreement dated September 8, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 14, 2017)
10.4	Note dated September 11, 2017 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed September 14, 2017)
10.5	Promissory Note Exchange Agreement dated September 13, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 20, 2017)
10.6	Note dated September 13, 2017 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed September 20, 2017)
10.7	Note dated October 31, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 8, 2017)
31.1*	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.