Form 10-K
period 2017-12-31
Ascent Solar Technologies, Inc.
filed 2018-03-29
CIK 1350102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
 ______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from             to
Commission File No. 001-32919
______________________________________________________
Ascent Solar Technologies, Inc.
(Exact name of registrant as specified in its charter)
 _______________________________________________________

Delaware	20-3672603
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12300 Grant Street, Thornton, CO	80241
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number including area code: 720-872-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value per share	OTCBB Market
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $2.9 million based upon the last reported sale price of the registrant’s common stock on that date as reported by OTCBB Market, operated by OTC Markets Group Inc.
As of March 26, 2018, there were 12,738,084,718 shares of our common stock issued and outstanding.

ASCENT SOLAR TECHNOLOGIES, INC.
Form 10-K Annual Report
for the Fiscal Year ended December 31, 2017

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

References to “we,” “us,” “our,” “Ascent,” “Ascent Solar” or the “Company” in this Annual Report mean Ascent Solar Technologies, Inc.

PART I

Item 1. Business

Business Overview

Ascent Solar was formed in October 2005 as a development stage company to commercialize flexible photovoltaic (“PV”) modules using our proprietary thin film technology. The technology was initially developed at ITN Energy Systems, Inc. (“ITN”) beginning in 1994 and subsequently assigned and licensed to us. Our proprietary manufacturing process deposits multiple layers of materials, including a thin film of highly efficient copper-indium-gallium-diselenide (“CIGS”) semiconductor material, on a flexible, lightweight, high tech plastic substrate using a roll-to-roll manufacturing process followed by laser patterning the layers to create interconnected PV cells, or PV modules, in a process known as monolithic integration. We believe that our technology and manufacturing process, which results in a much lighter, flexible yet durable module package, provides us with unique market opportunities relative to both the crystalline silicon (“c-Si”) based PV manufacturers that currently lead the PV market, as well as other thin film PV manufacturers that use substrate materials such as glass, stainless steel or other metals that can be heavier and more rigid than plastics.

We believe that the use of CIGS on a flexible, durable, lightweight, high tech plastic substrate will allow for unique and seamless integration of our PV modules into a variety of electronic products, defense, transportation and aerospace applications, as well as other products and applications that may emerge. For markets that place a high premium on weight, such as consumer electronics, defense, space, near space, and aeronautic markets, we believe our materials provide attractive increases in power-to-weight ratio, and that our materials have higher power-to-area ratios and voltage-to-area ratios than competing flexible PV thin film technologies. These metrics will be critical as we position ourselves to compete in challenging high value markets such as aerospace where Ascent Solar products can be integrated into satellites, near earth orbiting vehicles, and fixed-wing unmanned aerial vehicles ("UAV").

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

In 2012, we evolved our business model to include B2C, solution based, PV integrated consumer electronics to our off grid high value solar power generation strategy. In June of 2012, we launched our new line of consumer products under the EnerPlex™ brand, and introduced our first product, the Surfr™; a battery and solar case for the Apple® iPhone® 4/4S smart phone featuring our ultra-light CIGS thin film technology integrated directly into the case. The case incorporates our ultra-light and thin PV module into a sleek, protective iPhone 4/4S case, along with a thin, life extending, lithium-polymer battery. The case adds minimal weight and size to an iPhone smartphone, yet provides supplemental charging when needed. In August of 2012, we announced the launch of the second version of the Surfr for the Samsung® Galaxy S® III, which provides 85% additional battery life.

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

During 2013, the EnerPlex brand rapidly expanded with the addition of two new product series as well as over fifteen new products. In 2013, we introduced further additions to the Jumpr line of portable power banks; releasing the Jumpr Mini and Jumpr Stack in August and the Jumpr Max in September. The latest additions to the Kickr line of portable solar chargers, the Kickr I and Kickr II, were introduced in August at the Outdoor Retailer show. In October 2013, we released our first series of solar integrated backpacks, the EnerPlex Packr™. The Packr is a functional backpack ideal for charging mobile electronic devices while on the go. Also in October of 2013, we introduced the Surfr battery and solar case for the Samsung Galaxy S® 4, and in December 2013, we introduced the Surfr battery and solar case for Apple’s iPhone® 5. To complement our flagship product lines, we added an assortment of accessories, all of which can be integrated into the EnerPlex ecosystem of products; the LED wand, which can be easily plugged into a Jumpr power bank to provide hours of light, or the Travel Adaptor, which enables consumers to charge up their Jumpr power banks from a traditional outlet anywhere in the world.

Beginning in 2013, we aggressively pursued new distribution channels for the EnerPlex brand; these activities led to placement in a variety of high-traffic ecommerce venues such as www.amazon.com, www.walmart.com, www.brookstone.com, www.newegg.com, as well as many others including our own e-commerce platform at www.goenerplex.com. The April 2013 placement of EnerPlex products at Fry’s Electronics, a US West Coast consumer electronics retailer, represented the company’s first domestic retail presence; EnerPlex products were carried in all of Fry’s 34 superstores across 9 states.

Throughout 2014, EnerPlex released multiple additions to the Jumpr line of products: including the Jumpr Stack 3, 6 and 9; innovative batteries equipped with tethered micro-USB and Apple Lightning cables with a revolutionary Stack and Charge design, enabling batteries to be charged simultaneously when they are placed on top of one another. Also released in 2014 were the Jumpr Slate series, products which push the boundaries of how thin batteries can be; the Jumpr Slate 10k, at less than 7mm thick was the thinnest lithium polymer battery available when it was released. The Jumpr Slate 5k and 5k Lightning each come with a tethered micro-USB and Lightning cable respectively; freeing consumers from worrying about toting extra cables with them while on the move.

At Outdoor Retailer 2014, EnerPlex debuted the Generatr Series. The Generatr 1200 and Generatr 100 are lithium-ion based, large format batteries. Lighter and smaller than competitors, the Generatr Series are targeted for consumers who require high-capacity, high-output batteries which remain ultra-portable. Also debuted at Outdoor Retailer was the Commandr 20, a high output solar charger designed specifically to integrate with and charge the Generatr series, allowing consumers to stay out longer without needing to charge their Generatr batteries from a traditional power source. In August 2014, the Kickr II+ and IV+ were also announced, these products represent another evolution in EnerPlex’s line of solar products; integrated with a 500mAh battery the Kickr II+ and IV+ are able to provide a constant flow of power even when there are intermittent disruptions in sunlight.

During 2015, we reached an agreement with EVINE Live, one of the premier home shopping networks with TV programming that reaches over 87 million US homes to begin selling EnerPlex products during their broadcasts. EnerPlex launched the Generatr S100 and select other products exclusively with EVINE, EnerPlex also launched the Generatr 1200 launched exclusively with EVINE for a limited period. Also during 2015, EnerPlex expanded its relationship with The Cellular Connection to include over 450 Verizon Wireless Premium Retail Stores; launched its products with two world recognized retailers; The Sports Authority and Cabela’s; and launched its products with GovX; the premier online shopping destination for Military, Law Enforcement and Government agencies. Internationally, EnerPlex products became available in the United Kingdom via the brand’s launch with 172 Maplin’s stores throughout the country.

In 2016, EnerPlex launched the new emergency sales vertical, partnering with Emergency Preparedness eCommerce leader, Emergency Essentials, and we announced new breakthroughs in the Company’s line of high-voltage solar products, designed specifically for high-altitude and space markets. Also during the first quarter of 2016, the Company announced the launch of select products on the GSA Advantage website; allowing Federal employees, including members of all branches of the US Military, to directly purchase Ascent and EnerPlex products including: the MilPak E, Commandr 20, Kickr 4 and WaveSol solar modules.

In January 2017, Ascent was awarded a contract to supply high-voltage SuperLight thin-film CIGS PV blankets. These 50W, fully laminated, flexible blankets were manufactured using a new process that was optimized for high performance in near-space conditions at elevated temperatures, and are custom designed for easy modular integration into series and parallel configurations to achieve the desired voltage and current required for such application.

In February 2017 Ascent announced the discontinuation of our EnerPlex consumer business by disposing of the EnerPlex brand, and related intellectual properties and trademarks, to our battery product supplier, Sun Pleasure Co. Limited (“SPCL”). This transaction was completed in an effort to better allocate our resources and to continue to focus on our core strength in the high-value specialty PV market. Following the transfer, Ascent will no longer be producing or selling Enerplex-branded consumer products. Ascent will focus on its photovoltaic business and will supply solar PV products to SPCL, supporting the continuous growth of EnerPlex™ with Ascent’s proprietary and award-winning thin-film solar technologies and products.

During the third quarter of 2017, Ascent Solar was selected by Energizer to develop and supply solar panels for their PowerKeep line of solar products, and in November 2017, Ascent introduced the next generation of our USB-based portable power systems with the XD™ series. The first product introduced was the XD-12 which, like previous products, is a folding, lightweight, easily stowable, PV system with USB power regulation. Unique to this generation of PV portable power is more PV power (12 Watts) and a 2.0 Amp smart USB output to enable the XD-12 to charge most smartphones, tablets, and USB-enabled devices as fast as a wall outlet. The enhanced smart USB circuit determines the maximum power the device is able to receive, and ensures the best possible charging performance directly from the sun.

Also in 2017, for a space customer, Ascent manufactured a new micro-module, approximately 12.8mm x 50mm (0.5in x 2.0in) in size that is ideal for both laboratory-scale environmental testing, and for subsequent integration into flight experiments.

In February 2018, the Company introduced the second product in our XD™ series. Delivering up to 48 Watts of solar power, the durable and compact Ascent XD-48 Solar Charger is the ideal solution for charging many portable electronics and off-grid power systems. The XD-48’s versatility allows it to charge both military and consumer electronics directly from the sun wherever needed. Like the XD-12, the XD-48 has a compact and portable design, and its rugged, weather-resistant construction withstands shocks, drops, damage and even minor punctures to power through the harshest conditions.

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

Commercialization and Manufacturing Strategy

We manufacture our products by affixing a thin CIGS layer to a flexible, plastic substrate using a large format, roll-to-roll process that permits us to fabricate our flexible PV modules in an integrated sequential operation. We use proprietary monolithic integration techniques which enable us to form complete PV modules with little to no costly back end assembly of inter cell connections. Traditional PV manufacturers assemble PV modules by bonding or soldering discrete PV cells together. This manufacturing step typically increases manufacturing costs and at times proves detrimental to the overall yield and reliability of the finished product. By reducing or eliminating this added step using our proprietary monolithic integration techniques, we believe we can achieve cost savings in, and increase the reliability of, our PV modules. All tooling necessary for us to meet our near term production requirements is installed in our Thornton, Colorado plant. In 2012, we further revised our strategy to focus on applications for emerging and high-value specialty PV markets, including off grid, aerospace, military and defense and consumer oriented products.

On February 2, 2012, we announced the appointment of Victor Lee as President and Chief Executive Officer. Mr. Lee has served on our Board since November 2011. Mr. Lee is the Managing Director of Tertius Financial Group Pte Ltd ("TFG"), which at the time was the largest shareholder of Ascent Solar. TFG held approximately 3% of the total outstanding shares as of December 31, 2017.

Currently, we are producing OEM and consumer oriented products focusing on charging devices powered by our solar modules. Products in these markets are priced based on the overall value proposition rather than a commodity-style price per watt basis. We continue to develop new consumer products and we have adjusted our utilization of our equipment to meet our near term forecast sales. We plan to continue the development of our current PV technology to increase module efficiency, improve our manufacturing tooling and process capabilities and reduce manufacturing costs. We also plan to continue to take advantage of research and development contracts to fund a portion of this development.

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

•
Our lightweight, powerful, and durable solar panels provide a performance advantage over our competitors. For consumer applications where a premium is placed on the weight and profile of the product, our ability to integrate our PV modules into portable packages and cases offers the customer a lightweight and durable solution for all their portable electronics.

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

In February 2017 Ascent announced the discontinuation of our EnerPlex consumer business by disposing of the EnerPlex brand, and related intellectual properties and trademarks, to our battery product supplier, in an effort to better allocate its resources and to continue to focus on its core strength in the high-value specialty PV market. Ascent is no longer producing or selling Enerplex-branded consumer products and is focusing on its photovoltaic business. Ascent will continue to supply solar PV products for the EnerPlex™ products, thereby supporting their continued growth with Ascent’s proprietary and award-winning thin-film solar technologies and products.

Ascent’s strategic marketing efforts in 2018 will be focused on commercializing our proprietary solar technology in four high-value PV verticals:

I.Public Sector: Defense and Emergency Management
II.Aerospace: Space and Fixed Wing UAV
III.Commercial Off-grid
IV.Consumer and OEM

Each of these strategic verticals include customer segments that place a high value on lightweight, high performance and durable portable power solutions. The value proposition of Ascent’s proprietary solar technology not only aligns with the needs of customers in these verticals, but also overcomes many of the obstacles other solar technologies face in these unique markets. Ascent has the capability to design and develop finished products for end users in these areas as well as collaborate with strategic partners to design and develop custom integrated solutions for products like fixed-wing UAVs. Ascent sees significant overlap in the needs of end users across some of these verticals and can achieve economies of scale in sourcing, development, and production in commercializing products for these customers.

The integration of Ascent's solar modules into space, near space, and aeronautic vehicles with ultra-lightweight and flexible solar modules is an important market opportunity for the Company. Customers in this market have historically required a high level of durability, high voltage and conversion efficiency from solar module suppliers, and we believe our products are well suited to compete in this premium market. In May 2014, together with our partners, Silent Falcon UAS Technologies and Bye Aerospace, we announced the successful first flight of a production version of the Silent Falcon™ Unmanned Aircraft Systems, powered by Ascent’s ultra-lightweight, flexible PV modules. In July 2014, our ultra-lightweight, flexible PV modules were selected by Vanguard Space Technologies for their NASA Small Business Innovative Research program. The NASA program is intended to develop an economical, lightweight alternative to existing and emerging high-cost solar arrays for high-power space applications. We expect opportunities in this segment to develop rapidly due to customers' extensive development, testing and evaluation processes.

In March 2016, the Company announced a major breakthrough of our high-voltage superlight modules, achieving a power-to-weight ratio of 1,700 watts per kilogram at AM0 environment. In December 2016, Ascent was selected by the Japan Aerospace Exploration Agency ("JAXA") as part of their next round of evaluations for providing solar technology for an upcoming mission to Jupiter, as well as to address additional missions. This decision followed an earlier round of investigation with promising results, during which the Company's flexible, monolithically integrated CIGS solar module was subjected to environmental extremes, and continued to operate well. During the first phase of JAXA's evaluation, Ascent's PV was successfully tested below -146°C (-231°F) and up to +190°C (+374 °F), and to only 4% of the sunlight generally received in earth's orbit. In addition, JAXA has subjected Ascent's PV to radiation and mechanical testing.

In 2017 we continued to solidify our position in the space and near-space markets; these challenging requirements and environments allow for the full utilization of the unique nature and advantages of our lightweight, flexible monolithically-integrated CIGS PV. Through continued work in the PV-powered drone field, Ascent made significant strides in providing PV power to high-altitude airships and next-generation space applications.

In January 2017, Ascent was awarded a contract to supply high-voltage SuperLight thin-film CIGS PV blankets. These 50W, fully laminated, flexible blankets were manufactured using a new process that was optimized for high performance in near-space conditions at elevated temperatures, and are custom designed for easy modular integration into series and parallel configurations to achieve the desired voltage and current required for such application.

In November 2017, Ascent fulfilled a third order from JAXA for custom PV products designed specifically for their upcoming solar sail deployment demonstration project.  This project was comprised of small area test cells and large, 19.5cm x 30cm monolithically-integrated modules, all on a very thin, 25-micron (0.001 inch) plastic substrate which is half the thickness of Ascent’s production substrate for a standard product. In space, near-space, and drone applications, the PV substrate accounts for a significant portion of the product’s overall mass; the PV construction on the new 25-micron substrates represents a major breakthrough for these markets. JAXA placed this order after achieving the desired experimental results from the previous shipments and subsequent electrical, mechanical and environmental testing. The 19.5cm x 30cm module is a custom design to match the anticipated deployment mechanism and PV layout for the final Jovian spacecraft.

Also in 2017, Ascent fulfilled a new order, with another repeat space customer, to manufacture a new micro-module, approximately 12.8mm x 50mm (0.5in x 2.0in) in size that is ideal for both laboratory-scale environmental testing, and for subsequent integration into flight experiments.

In 2015 Ascent Solar won its second R&D 100 Award, the 2015 award was given for the development of the MilPak platform, a military-grade solar power generation and storage unit. The MilPak platform is one of the most rugged, yet lightweight, power generation and storage solutions available, both attributes enabled by the use of Ascent’s CIGS technology.

The military market has a unique set of requirements we believe are well suited to our products. When integrated with fabric to form re-deployable arrays, our highly efficient, rugged, lightweight modules may allow soldiers to minimize battery loads, reduce the use of conventional fuels, and increase safety through the streamlining of fuel transport operations. We are also working to expand our foldable line of outdoor solar chargers, such as the XD-12 and the XD-48, which are well suited for the individual soldier or for the bigger power needs of a platoon with the ability of several chargers to be strung together. Our modules can also provide a reliable source of renewable power in remote areas, regardless of local infrastructure. We will continue to reach the military market through partnerships with top systems providers, by providing Government Service Administration Letters of Supply, and through direct sales and other blanket purchase agreements with the government.

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

During the third quarter of 2017, Ascent Solar demonstrated its breadth of capabilities at the US Special Operations Command ("SOCOM") exclusive Technical Experimentation ("TE") 17-3 Event in Washington, DC. SOCOM is tasked, by the Department of Defense ("DoD"), with providing Special Operations Forces ("SOF") with the latest war fighting technology available; in support of this effort, SOCOM sponsors an annual TE event.   In July of 2017 SOCOM requested the participation of companies who have proficiency in the areas of Satellite Communication ("SATCOM") and Unattended Ground Sensors ("UGS") for a TE event.   Over 30 companies were selected to participate, and Ascent Solar was one of only 2 companies selected to participate who didn’t actually make SATCOM or UGS products.  Ascent Solar was selected on the basis and recognition that one of the primary issues facing the DoD today is the ability to power all of their war fighting technology.   Ascent’s diverse line-up of rugged and lightweight portable solar products offers the potential for the DoD to generate unattended ongoing power, which could save lives and increase the efficiency of the war fighting effort.  Ascent was honored to be chosen to participate, and the assessed score we received is indicative of a capability that has “high potential for SOF use with few limitations”.

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

The market for traditional, grid connected PV products is dominated by large manufacturers of c-Si technology, although thin film technology on glass has begun to emerge among the major players. We anticipate that while these large manufacturers may continue to dominate the market with their silicon based products, thin film manufacturers will likely capture an increasingly larger share of the market, as is evident from the success of First Solar (CdTe) and Solar Frontier (CIGS), both among the top 20 producers worldwide. In 2016, crystalline silicon PV technology represented over 90% of global market revenue and 93% of global production, with the balance captured by thin film. Approximately half of thin film production is CdTe production, with the other half being split between CIGS and a-Si.

We believe that our modules offer unique advantages. Their flexibility, low areal density (mass per unit area), and high specific power (power per unit mass) enable use on weight-sensitive applications, such as portable power, conformal aircraft surfaces, high altitude long endurance (HALE) fixed wing and lighter than air (LTA) vehicles, and space applications that are unsuitable for glass-based modules. Innovative product design, customer focused development , and our rapid prototyping capability yield modules that could be integrated into virtually any product to create a source of renewable energy. Whether compared to glass based or other flexible modules, our products offer competitive advantages making them unique in comparison to competing products.

We define the consumer and portable power space as comprising solar powered solutions in the sub-single watt range (i.e. solar power for remote sensors) all the way up to the several hundred watts of power range (i.e. outdoor solar chargers for camping, military or outdoor work). Competitors in the consumer products space include companies that design and distribute solar charging solutions but outsource manufacturing. These include Goal Zero, Voltaic, A-Solar, Solio, PowerTraveller, Solar Components, and RDK Products. Mono or polycrystalline silicon solar technologies are common in these products. Other competitors in this segment include thin-film solar manufacturers who provide a complete product under their company name or brand. These companies include P3 solar, PowerFilm, Trony, and more recently Alta Devices. We believe our differentiated technology lends itself to delivering competitive solutions in the emerging market for personal and portable solar and non-solar charging solutions.

Research and Development and Intellectual Property

We intend to continue to invest in research and development in order to provide near term improvements to our manufacturing process and products, as well as to identify next generation technologies relevant to both our existing and potential new markets. During 2017 and 2016 we incurred approximately $4.8 million and $6.6 million respectively, in research and development costs, which include research and development incurred in relation to our government contracts, as well as manufacturing costs incurred while developing our product lines and manufacturing process.

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

We protect our intellectual property through a combination of trade secrets and patent protections. We own the following patents and published patent applications:

Issued Patents and Registrations

1.	US Patent No. 7,271,333 entitled “Apparatus and Method of Production of Thin-Film Photovoltaic Modules” (issued September 18, 2007)

2.	US Patent No. 7,812,247 entitled “Flexible Photovoltaic Array With Integrated Wiring And Control Circuitry, And Associated Methods” (issued October 12, 2010; (co-owned with PermaCity Corporation)

3.	US Patent No. 8,021,905 entitled “Machine and Process for Sequential Multi-Sublayer Deposition of Copper Indium Gallium Diselenide Compound Semiconductors” (issued September 20, 2011)

4.	US Patent No. 8,124,870 entitled “Systems and Processes for Bifacial Collection and Tandem Junctions Using a Thin film Photovoltaic Device” (issued February 28, 2012)

5.	US Patent No. 8,207,442 entitled “Reinforcing Structures for Thin film Photovoltaic Device Substrates, and Associated Methods” (issued June 26, 2012)

6.	US Patent No. 8,426,725 entitled “Apparatus and Method for Hybrid Photovoltaic Device Having Multiple, Stacked, Heterogeneous, Semiconductor Junctions” (issued April 23, 2013)

7.	US Patent No. 8,465,589 entitled “Machine and Process for Sequential Multi-Sublayer Deposition of Copper Indium Gallium Diselenide Compound Semiconductors” (issued June 18, 2013)

8.	US Patent No. D697,502 entitled "Mobile Electronic Device Case” (issued January 14, 2014)

9.
US Patent No. 8,648,253 entitled “Machine and Process for Continuous, Sequential, Deposition of Semiconductor Solar Absorbers Having Variable Semiconductor Composition Deposited in Multiple Sublayers” (issued February 11, 2014)

10.	US Patent No. 8,716,591 entitled “Array of Monolithically Integrated Thin Film PhotoVoltaic Cells and Associated Methods” (issued May 6, 2014)

11.	ECD No. 001429773-0001 entitled “Mobile Handheld Electronic Device Case” (issued February 6, 2015)

12.	ECD No. 001429773-0002 entitled “Mobile Handheld Electronic Device Case” (issued February 6, 2015)

13.	ECD No. 001429773-0003 entitled “Mobile Handheld Electronic Device Case” (issued February 6, 2015)

14.	ECD No. 001429773-0004 entitled “Mobile Handheld Electronic Device Case” (issued February 6, 2015)

15.	ECD No. 001429773-0005 entitled “Mobile Handheld Electronic Device Case” (issued February 6, 2015)

16.	ECD No. 001429773-0006 entitled “Mobile Handheld Electronic Device Case” (issued February 6, 2015)

17.	ECD No. 001429773-0007 entitled “Mobile Handheld Electronic Device Case” (issued February 6, 2015)

18.	ECD No. 002732123-0001 entitled “Portable Battery Charging Device” (issued July 7, 2015)

19.	ECD No. 002732123-0002 entitled “Portable Battery Charging Device” (issued July 7, 2015)

20.	ECD No. 002732123-0003 entitled “Portable Battery Charging Device” (issued July 7, 2015)

21.	ECD No. 002735159-0001 entitled “Portable Energy Storage And Distribution Device” (issued July 10, 2015)

22.	ECD No. 002735159-0002 entitled “Portable Energy Storage And Distribution Device” (issued July 10, 2015)

23.	ECD No. 002735159-0003 entitled “Portable Energy Storage And Distribution Device” (issued July 10, 2015)

24.	ECD No. 002735159-0004 entitled “Portable Energy Storage And Distribution Device” (issued July 10, 2015)

25.	US Patent 9,147,783 entitled “Apparatus and Method for Hybrid Photovoltaic Device Having Multiple, Stacked, Heterogeneous, Semiconductor Junctions” (issued September 29, 2015)

26.	KR Patent No. 30. 0860220 entitled “Apparatus and Method for Hybrid Photovoltaic Device Having Multiple, Stacked, Heterogeneous, Semiconductor Junctions” (issued October 13, 2015)

27.	KR Patent 10-1561453 entitled “Apparatus and Method for Hybrid Photovoltaic Device Having Multiple, Stacked, Heterogeneous, Semiconductor Junctions” (issued October 13, 2015)

28.	US Patent No. 9,209,322 entitled “Multilayer Thin-Film Back Contact System For Flexible Photovoltaic Devices On Polymer Substrates” (issued December 8, 2015)

29.	US Patent No. 9,219,179 entitled “Multilayer Thin-Film Back Contact System For Flexible Photovoltaic Devices On Polymer Substrates” (issued December 22, 2015)

30.	CN Patent No. ZL 201530237203.8 entitled “Photovoltaic-Based Fully Integrated Portable Power System” (issued February 10, 2016)

31.	TW Patent No. I526630 entitled “Subtractive Hinge and Associated Methods” (issued March 21, 2016)

32.	US Patent No. 9,349,905 entitled “Hybrid Multi-Junction Photovoltaic Cells And Associated Methods” (issued May 24, 2016)

33.	TW Patent No. I536592 entitled “Photovoltaic Assembly and Associated Methods” (issued June 1, 2016)

34.	KR Patent No. 30-0860220 entitled “Photovoltaic-Based Fully Integrated Portable Equipment For Control of Electric Power” (issued June 16, 2016)

35.	CN Patent No. ZL 201180067131.6 entitled “Apparatus and Method for Hybrid Photovoltaic Device Having Multiple, Stacked, Heterogeneous, Semiconductor Junctions” (issued August 10, 2016)

36.	CN Patent No. ZL201380012566.X entitled “Subtractive Hinge And Associated Methods” (issued August 24, 2016)

37.	US Patent No. 9538671 entitled System For Housing And Powering A Battery-Operated Device And Associated Methods (issued January 3, 2017)

38.	US Patent No. D781,228 entitled Pocket-Sized Photovoltaic-Based Fully Integrated Portable Power System (issued March 14, 2017)

39.
US Patent No. 9601650 entitled Machine And Process For Continuous, Sequential, Deposition Of Semiconductor Solar Absorbers Having Variable Semiconductor Composition Deposited In Multiple Sublayers (issued March 21, 2017)

40.	US Patent No. 9634175 entitled Systems And Methods For Thermally Managing High-Temperature Processes On Temperature Sensitive Substrates (issued April 25, 2017)

41.	US Patent No. 9640706 entitled Hybrid Multi-Junction Photovoltaic Cells And Associated Methods (issued May 2, 2017)

42.	US Patent No. 9640692 entitled Flexible Photovoltaic Array with Integrated Wiring and Control Circuitry, and Associated Methods (issued May 2, 2017)

43.	US Patent No. 9653635 entitled Flexible High-Voltage Adaptable Current Photovoltaic Modules and Associated Methods (issued May 16, 2017)

44.	Tawian Patent No. I583810 entitled Systems And Methods For Thermally Managing High-Temperature Processes On Temperature Sensitive Substrates (issued May 21, 2017)

45.	Switzerland Patent No. 2742535 entitled Multilayer Thin-Film Back Contact System for Flexible Photovoltaic Devices on Polymer Substrates (issued July 26, 2017)

46.	EPC Patent No. 2742535 entitled Multilayer Thin-Film Back Contact System for Flexible Photovoltaic Devices on Polymer Substrates (issued July 26, 2017)

47.	France Patent No. 2742535 entitled Multilayer Thin-Film Back Contact System for Flexible Photovoltaic Devices on Polymer Substrates (issued July 26, 2017)

48.	Great Britain Patent No. 2742535 entitled Multilayer Thin-Film Back Contact System for Flexible Photovoltaic Devices on Polymer Substrates (issued July 26, 2017)

49.	Germany Patent No. 602012035034.2 entitled Multilayer Thin-Film Back Contact System for Flexible Photovoltaic Devices on Polymer Substrates (issued July 26, 2017)

50.	Taiwan Patent No. I595674 entitled Multilayer Thin-Film Back Contact System for Flexible Photovoltaic Devices on Polymer Substrates (issued August 11, 2017)

51.	US Patent No. 9780242 entitled “Multilayer Thin-Film Back Contact System for Flexible Photovoltaic Devices on Polymer Substrates” (issued October 3, 2017)

Published Patent Applications

1.	"Flexible Photovoltaic Array with Integrated Wiring and Control Circuitry, and Associated Methods" (US 12/901,963) (filed October 11, 2010) (co-owned with PermaCity Corporation)

2.	“Cd-Free, Oxide Buffer Layers for Thin Film CIGS Solar Cells By Chemical Solution Deposition Methods” (US 13/227,935) (filed September 8, 2011)

3.	“Systems and Processes for Bifacial Collection and Tandem Junctions Using a Thin film Photovoltaic Device” (US 13/406,376) (filed February 27, 2012)

4.	“Multilayer Thin Film Back Contact System for Flexible Photovoltaic Devices on Polymer Substrates” (US 13/572,387) (filed August 10, 2012)

5.	“Multilayer Thin Film Back Contact System for Flexible Photovoltaic Devices on Polymer Substrates” (PCT/US2012/050398) (filed August 10, 2012)

6.	“Multilayer Thin Film Back Contact System for Flexible Photovoltaic Devices on Polymer Substrates” (CN 201280047345.1) (filed August 10, 2012)

7.	“Apparatus and Method for Hybrid Photovoltaic Device Having Multiple, Stacked, Heterogeneous, Semiconductor Junctions” (EP 11804861.0) (filed December 13, 2011)

8.	“Apparatus and Method for Hybrid Photovoltaic Device Having Multiple, Stacked, Heterogeneous, Semiconductor Junctions” (CN 201180067131.6) (filed December 13, 2011)

9.	“Subtractive Hinge and Associated Methods (US 13/783,336) (filed March 3, 2013)

10.	“Subtractive Hinge and Associated Methods (PCT/US 2013/28,929) (filed March 4, 2013)

11.	“Subtractive Hinge and Associated Methods (CN 201380012566.X) (filed March 4, 2013)

12.	“Subtractive Hinge and Associated Methods (EP 13758462.9) (filed March 4, 2013)

13.	“System For Housing And Powering A Battery-Operated Device And Associated Methods” (US 13/802,713) (filed March 14, 2013)

14.	“System For Housing And Powering A Battery-Operated Device And Associated Methods” (US 13/802,719) (filed March 14, 2013)

15.	“System For Housing And Powering A Battery-Operated Device And Associated Methods” (PCT/US2013/34988) (filed April 2, 2013)

16.	“Photovoltaic Assembly and Associated Methods” ( US 14/038096) (filed September 26, 2013)

17.	“Photovoltaic Assembly and Associated Methods” (PCT/US2013/62355) (filed September 27, 2013)

18.	“Photovoltaic Assembly and Associated Methods” (CN 201380060351.5) (filed September 27, 2013)

19.	“Photovoltaic Assembly and Associated Methods” (EP 13840976.8) (filed September 27, 2013)

20.	“Flexible High-Voltage Adaptable Current Photovoltaic Modules and Associated Methods” (US 14/041,886) (filed September 30, 2013)

21.	“Hybrid Multi-Junction Photovoltaic Cells And Associated Methods” (US 14/100,960) (filed December 9, 2013)

22.	“System For Housing And Powering A Battery-Operated Device And Associated Methods” (PCT/US2013/74936) (filed December 13, 2013)

23.	“Systems And Methods For Thermally Managing High-Temperature Processes On Temperature Sensitive Substrates” (US 14/150,376) (filed January 8, 2014)

24.	“Systems And Methods For Thermally Managing High-Temperature Processes On Temperature Sensitive Substrates” (PCT/US2014/10867) (filed January 8, 2014)

25.	“Systems And Methods For Thermally Managing High-Temperature Processes On Temperature Sensitive Substrates” (CN 201480004408.4) (filed January 8, 2014)

26.	“Systems And Methods For Thermally Managing High-Temperature Processes On Temperature Sensitive Substrates” (EP 14738271.7) (filed January 8, 2014)

27.	“Multilayer Thin-Film Back Contact System For Flexible Photovoltaic Devices On Polymer Substrates” (PCT/US15/20184) (filed March 12, 2015)

28.	“Array Of Monolithically Integrated Thin Film Photovoltaic Cells And Associated Methods” (14/252,485) (filed April 14, 2014)

29.	“Subtractive Hinge And Associated Methods” (EP 13758462.9) (filed March 4, 2013)

30.	“Photovoltaic Assembly and Associated Methods” (EP 13840976.8) (filed September 27, 2013)

31.	“Systems And Methods For Thermally Managing High-Temperature Processes On Temperature Sensitive Substrates” (CN 201480004408.4) (filed January 9, 2014)

32.	“Systems And Methods For Thermally Managing High-Temperature Processes On Temperature Sensitive Substrates” (EP 14738271.7 ) (filed January 9, 2014)

33.	“Multilayer Thin-Film Back Contact System For Flexible Photovoltaic Devices On Polymer Substrates” (US 14/932,933) (filed November 4, 2015)

34.	“Photovoltaic-Based Fully Integrated Portable Power Systems” (PCT/US16/12047) (filed January 4, 2016)

35.	“Photovoltaic-Based Fully Integrated Portable Power System” (US 14/987,214) (filed January 4, 2016)

36.	“Systems and Processes for Bifacial Collection and Tandem Junctions Using a Thin-Film Photovoltaic Device” (US 15/099,835) (filed April 15, 2016)

37.	“Photovoltaic-Based Fully Integrated Portable Power Management And Networking System” (PCT/US16/25647) (filed April 1, 2016)

38.	“Photovoltaic-Based Fully Integrated Portable Power Management And Networking System” (US 15/089,028) (filed April 1, 2016)

39.	“Photovoltaic Device and Method of Manufacturing Same” (CN 201610416638.2) (filed December 13, 2011)

40.	“Multilayer Thin-Film Back Contact System For Flexible Photovoltaic Devices On Polymer Substrates” (US 15/258,169) (filed September 7, 2016)

41.	“Hybrid Multi-Junction Photovoltaic Cells And Associated Methods” (US 15/137,696) (filed April 25, 2016)

42.
“Machine And Process For Continuous, Sequential, Deposition Of Semiconductor Solar Absorbers Having Variable Semiconductor Composition Deposited In Multiple Sublayers” (US 15/584,241) (filed May 2, 2017)

43.	“Multilayer Thin-Film Back Contact System for Flexible Photovoltaic Devices on Polymer Substrates” (GB 12759843.1) (Filed August 10, 2012)

44.	“Multilayer Thin-Film Back Contact System for Flexible Photovoltaic Devices on Polymer Substrates” (WO PCT/US16/58933) (Filed October 26, 2016)

45.	“Subtractive Hinge and Associated Methods” (US 15/673,283) (Filed August 9, 2017)

Ascent Solar has trademark applications and registrations in the United States and worldwide for slogans and product family names such as Milpak, Corpak, Life is Limitless, Transforming Everyday Life, and Solar Power Everywhere.

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

Employees

As of December 31, 2017, we had 71 full time employees.

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

We have to date incurred net losses and may be unable to generate sufficient sales in the future to become profitable. We incurred a net loss of $19 million for the year ended December 31, 2017 and reported an accumulated deficit of $402 million as of December 31, 2017. We expect to incur net losses in the near term. Our ability to achieve profitability depends on a number of factors, including market acceptance of our specialty PV products at competitive prices. If we are unable to raise additional capital and generate sufficient revenue to achieve profitability and positive cash flows, we may be unable to satisfy our commitments and may have to discontinue operations.

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

Failure to expand our manufacturing capability successfully at our facilities would adversely impact our ability to sell our products into our target markets and would materially and adversely affect our business, results of operations and financial condition. Our growth plan calls for production and operation at our facility. Successful operations will require substantial engineering and manufacturing resources and are subject to significant risks, including risks of cost overruns, delays and other risks, such as geopolitical unrest that may cause us not to be able to successfully operate in other countries. Furthermore, we may never be able to operate our production processes in high volume or at the volumes projected, make planned process and equipment improvements, attain projected manufacturing yields or desired annual capacity, obtain timely delivery of components, or hire and train the additional employees and management needed to scale our operations. Failure to meet these objectives on time and within our planned budget could materially and adversely affect our business, results of operations and financial condition.

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

Our continuing operations will require additional capital which we may not be able to obtain on favorable terms, if at all or without dilution to our stockholders. Since inception, we have incurred significant losses. We expect to continue to incur net losses in the near term. For the year ended December 31, 2017, our cash used in operations was $12.6 million. At December 31, 2017, we had cash and equivalents of $90,000.

Although we have commenced production at our manufacturing facility, we do not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until we have fully implemented our new strategy of focusing on high value PV products. Additional projected product revenues are not anticipated to result in a positive cash flow position for the year 2018 overall. The Company will need to raise additional capital in order to continue our current level of operations throughout 2018.

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

The interests of Tertius Financial Group and our CEO Victor Lee may conflict with our interests or your interests now or in the future. As of December 31, 2017, Tertius Financial Group Pte Ltd (“Tertius”) owned approximately 3% of our outstanding common stock. Our CEO Victor Lee is a 50% owner and managing director of Tertius. Tertius is an investment firm based in Singapore. Mr. Lee devotes substantially all of his business time to his positions with the Company and does not devote a material amount of his business time to Tertius.

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

We have identified material weaknesses in our internal control over financial reporting. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements, which could adversely affect our stock price and could negatively impact our results of operations. At December 31, 2016, we concluded that there were material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. See Item 9A in Part II of this Annual Report on Form 10-K for details.

As of December 31, 2017, we concluded that the above mentioned material weakness had been remedied and our internal control over financial reporting was no longer deficient. However, there can be no assurances that we will be able to prevent future control deficiencies (including material weaknesses) from happening that could cause us to incur unforeseen costs, negatively impact our results of operations, cause our consolidated financial results to contain material misstatements, cause the market price of our common stock to decline, damage our reputation or have other potential material adverse consequences.

Risks Relating to our Securities and an Investment in our Common Stock

As a public company we are subject to complex legal and accounting requirements that require us to incur substantial expenses, and our financial controls and procedures may not be sufficient to ensure timely and reliable reporting of financial information, which, as a public company, could materially harm our stock price and listing on the OTCBB. As a public company, we are subject to numerous legal and accounting requirements that do not apply to private companies. The cost of compliance with many of these requirements is substantial, not only in absolute terms but, more importantly, in relation to the overall scope of the operations of a small company. Failure to comply with these requirements can have numerous adverse consequences including, but not limited to, our inability to file required periodic reports on a timely basis, loss of market confidence, delisting of our securities and/or governmental or private actions against us. We cannot assure you we will be able to comply with all of these requirements or the cost of such compliance will not prove to be a substantial competitive disadvantage vis-à-vis our privately held and larger public competitors.

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

If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm, identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we may be subject to OTCBB delisting, investigations by the SEC and civil or criminal sanctions.

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

The price of our common stock may continue to be volatile. Our common stock is currently traded on the OTCBB Market. The trading price of our common stock from time to time has fluctuated widely and may be subject to similar volatility in the future. For example, during the calendar year ended December 31, 2017, our common stock traded below $0.01. The trading price of our common stock in the future may be affected by a number of factors, including events described in these “Risk Factors.” In recent years, broad stock market indices, in general, and smaller capitalization and PV companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have a negative effect on the market price of our common stock regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources, and could have a material adverse effect on our financial condition.

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

Our common stock has been delisted from the NASDAQ Capital Market and the OTCQB Venture Market.   Our inability to maintain our prior listings on NASDAQ and OTCQB may limit the liquidity of our stock, increase its volatility and hinder our ability to raise capital. On February 25, 2016, our common stock was delisted from the NASDAQ Capital Market and began trading on the OTCQB Venture Market. On May 20, 2017 our common stock was delisted from the OTCQB Venture Market and began trading on the OTCBB.

Upon such delisting from NASDAQ, our common stock became subject to the regulations of the SEC relating to the market for penny stocks. A penny stock is any equity security not traded on a national securities exchange that has a market price of less than $5.00 per share. The regulations applicable to penny stocks may severely affect the market liquidity for our common stock and could limit the ability of shareholders to sell securities in the secondary market. Accordingly, investors in our common stock may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock, and there can be no assurance that our common stock will be continue to be eligible for trading or quotation on the OTCBB or any other alternative exchanges or markets.

The delisting of our common stock from the NASDAQ Capital Market and the OTCQB Venture Market may adversely affect our ability to raise additional financing through public or private sales of equity securities, may significantly affect the ability of investors to trade our securities, and may negatively affect the value and liquidity of our common stock.   Such delisting from the NASDAQ Capital Market and the OTCQB Venture Market may also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

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

In December 2010, we and Jefferies entered into an agreement (the “Fee Agreement”) pursuant to which Jefferies was hired to act as our financial advisor in relation to certain potential transactions. In the Lawsuit, Jefferies claims it is entitled to receive an investment banking fee of $3.0 million (plus expense reimbursement of approximately $49,000) under the Fee Agreement in connection with the August 2011 investment and strategic alliance transaction (the “Financing”) between us and TFG Radiant. In addition, should it prevail at trial, Jefferies would be able to claim an award for attorney's fees and prejudgment interest in the approximate amount of $1.2 million.

On April 16, 2014, the parties settled the lawsuit where the Company agreed to pay Jefferies a total of $2.0 million in equal installments over 40 months.

The Company records a liability in its financial statements for costs related to claims, including settlements and judgments, where the Company has assessed that a loss is probable and an amount can be reasonably estimated. The Company accrued $1.7 million, the net present value of the $2.0 million settlement, as of December 31, 2013.  As of December 31, 2017, the settlement had been redeemed in full and there was no remaining accrued litigation settlement recorded as a current liability in the Consolidated Balance Sheet.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information

Our stock previously traded on the NASDAQ Capital Market. On February 23, 2016 the Company received notice from NASDAQ stating that NASDAQ had determined to delist the Company's common stock. On May 20, 2017 our common stock was delisted from the OTCQB Venture Market and began trading on the OTCBB. Our trading symbol is “ASTI.” The following table sets forth the high and low sales price information per share for our common stock for the last two completed fiscal years, as adjusted for the Reverse Stock Split.
Price Range of Common Stock

	High	Low
Fiscal 2016
First Quarter	$52.0000	$18.4000
Second Quarter	$1.3980	$0.0520
Third Quarter	$0.0850	$0.0130
Fourth Quarter	$0.0243	$0.0025
Fiscal 2017
First Quarter	$0.0078	$0.0014
Second Quarter	$0.0023	$0.0003
Third Quarter	$0.0026	$0.0004
Fourth Quarter	$0.0018	$0.0007

Holders

As of December 31, 2017, the number of record holders of our common stock was 39. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

The holders of common stock are entitled to receive such dividends as may be declared by our Board of Directors. During the years ended December 31, 2017 and 2016, we did not pay any common stock dividends, and we do not expect to declare or pay any dividends in the foreseeable future. Payment of future dividends will be within the discretion of our Board of Directors and will depend on, among other factors, our retained earnings, capital requirements, and operating and financial condition.

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

Overview

We are a company formed to commercialize flexible PV modules using our proprietary technology. For the year ended December 31, 2017, we generated $642 thousand of revenue. Our revenue from product sales accounted for 100% of total revenue as there was no revenue generated from government research and development contracts during the year. As of December 31, 2017, we had an accumulated deficit of $402.5 million.

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

Beginning in 2013, we aggressively pursued new distribution channels for the EnerPlex brand; these activities have led to placement in a variety of high-traffic ecommerce venues such as www.amazon.com, www.walmart.com, www.brookstone.com, www.newegg.com, as well as many others including our own e-commerce platform at www.goenerplex.com. The April 2013 placement of EnerPlex products at Fry’s Electronics, a US West Coast consumer electronics retailer, represented the company’s first domestic retail presence; EnerPlex products were carried in all of Fry’s 34 superstores across 9 states.

Throughout 2014, EnerPlex released multiple additions to the Jumpr line of products: including the Jumpr Stack 3, 6 and 9; innovative batteries equipped with tethered micro-USB and Apple Lightning cables with a revolutionary Stack and Charge design, enabling batteries to be charged simultaneously when they are placed on top of one another. Also released in 2014 were the Jumpr Slate series, products which push the boundaries of how thin batteries can be; the Jumpr Slate 10k, at less than 7mm thick was the thinnest lithium polymer battery available when it was released. The Jumpr Slate 5k and 5k Lightning each come with a tethered micro-USB and Lightning cable respectively; freeing consumers from worrying about toting extra cables with them while on the move.

At Outdoor Retailer 2014, EnerPlex debuted the Generatr Series. The Generatr 1200 and Generatr 100 are lithium-ion based, large format batteries. Lighter and smaller than competitors, the Generatr Series are targeted for consumers who require high-capacity, high-output batteries which remain ultra-portable. Also debuted at Outdoor Retailer was the Commandr 20, a high output solar charger designed specifically to integrate with and charge the Generatr series, allowing consumers to stay out longer without needing to charge their Generatr batteries from a traditional power source. In August 2014, the Kickr II+ and IV+ were also announced, these products represent another evolution in EnerPlex’s line of solar products; integrated with a 500mAh battery the Kickr II+ and IV+ are able to provide a constant flow of power even when there are intermittent disruptions in sunlight.

During 2015, we reached an agreement with EVINE Live, one of the premier home shopping networks with TV programming that reaches over 87 million US homes to begin selling EnerPlex products during their broadcasts. EnerPlex launched the Generatr S100 and select other products exclusively with EVINE, EnerPlex also launched the Generatr 1200 launched exclusively with EVINE for a limited period. Also during 2015, EnerPlex expanded its relationship with The Cellular Connection to include over 450 Verizon Wireless Premium Retail Stores; launched its products with two world recognized retailers; The Sports Authority and Cabela’s; and launched its products with GovX; the premier online shopping destination for Military, Law Enforcement and Government agencies. Internationally, EnerPlex products became available in the United Kingdom via the brand’s launch with 172 Maplin’s stores throughout the country.

In 2016, EnerPlex launched the new emergency sales vertical, partnering with Emergency Preparedness eCommerce leader, Emergency Essentials, and we announced new breakthroughs in the Company’s line of high-voltage solar products, designed specifically for high-altitude and space markets. Also during the first quarter of 2016, the Company announced the launch of select products on the GSA Advantage website; allowing Federal employees, including members of all branches of the US Military, to directly purchase Ascent and EnerPlex products including: the MilPak E, Commandr 20, Kickr 4 and WaveSol solar modules.

In January 2017, Ascent was awarded a contract to supply high-voltage SuperLight thin-film CIGS PV blankets. These 50W, fully laminated, flexible blankets were manufactured using a new process that was optimized for high performance in near-space conditions at elevated temperatures, and are custom designed for easy modular integration into series and parallel configurations to achieve the desired voltage and current required for such application.

In February 2017 Ascent announced the discontinuation of our EnerPlex consumer business by disposing of the EnerPlex brand, and related intellectual properties and trademarks, to our battery product supplier, Sun Pleasure Co. Limited (“SPCL”). This transaction was completed in an effort to better allocate our resources and to continue to focus on our core strength in the high-value specialty PV market. Following the transfer, Ascent will no longer be producing or selling Enerplex-branded consumer products. Ascent will focus on its photovoltaic business and will supply solar PV products to SPCL, supporting the continuous growth of EnerPlex™ with Ascent’s proprietary and award-winning thin-film solar technologies and products.

During the third quarter of 2017, Ascent Solar was selected by Energizer to develop and supply solar panels for their PowerKeep line of solar products, and in November 2017, Ascent introduced the next generation of our USB-based portable power systems with the XD™ series. The first product to be introduced was the XD-12 which, like previous products, is a folding, lightweight, easily stowable, PV system with USB power regulation. Unique to this generation of PV portable power is more PV power (12 Watts) and a 2.0 Amp smart USB output to enable the XD-12 to charge most smartphones, tablets, and USB-enabled devices as fast as a wall outlet. The enhanced smart USB circuit determines the maximum power the device is able to receive, and ensures the best possible charging performance directly from the sun.

Also in 2017, for a space customer, Ascent manufactured a new micro-module, approximately 12.8mm x 50mm (0.5in x 2.0in) in size that is ideal for both laboratory-scale environmental testing, and for subsequent integration into flight experiments.

In February 2018, the Company introduced the second product in our XD™ series. Delivering up to 48 Watts of solar power, the durable and compact Ascent XD-48 Solar Charger is the ideal solution for charging many portable electronics and off-grid power systems. The XD-48’s versatility allows it to charge both military and consumer electronics directly from the sun wherever needed. Like the XD-12, the XD-48 has a compact and portable design, and its rugged, weather-resistant construction withstands shocks, drops, damage and even minor punctures to power through the harshest conditions.

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

Currently, we are producing OEM and consumer oriented products focusing on charging devices powered by our solar modules. Products in these markets are priced based on the overall value proposition rather than a commodity-style price per watt basis. We continue to develop new consumer products and we have adjusted our utilization of our equipment to meet our near term forecast sales. We plan to continue the development of our current PV technology to increase module efficiency, improve our manufacturing tooling and process capabilities and reduce manufacturing costs. We also plan to continue to take advantage of research and development contracts to fund a portion of this development.

Related Party Activity

On February 2, 2012, we announced the appointment of Victor Lee as President and Chief Executive Officer. Mr. Lee has served on our Board since November 2011 and is currently the managing director of Tertius Financial Group Pte Ltd ("TFG").

TFG is a Singapore based entity controlled and 50% owned by Ascent’s President & CEO, Victor Lee, and owns approximately 3% of the Company's outstanding shares at December 31, 2017.

On August 29, 2016, the Company entered into a note purchase agreement with Tertius Financial Group Pte. Ltd. ("TFG”) for the private placement of $330,000 of the Company’s original issue discount notes with an original maturity date of November 29, 2016. The notes bear interest of 6% per annum and principal and interest on the notes are payable upon maturity. The notes are unsecured and not convertible into equity shares of the Company.

On December 6, 2016, the Company issued a new $600,000 original issue discount note to TFG in exchange for (i) $200,000 of additional gross proceeds and (ii) cancellation of the existing outstanding $330,000 note. The new TFG note bears interest at a rate of 6% per annum and matures on December 31, 2017. Principal and interest on the new TFG note is payable at maturity. Following the transaction, the outstanding balance of the new note was $602,000 (including accrued and unpaid interest) with a discount of $60,000.

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

Basis of Presentation: The accompanying consolidated financial statements have been derived from the accounting records of Ascent Solar Technologies, Inc., Ascent Solar (Asia) Pte. Ltd., and Ascent Solar (Shenzhen) Co., Ltd. (collectively, "the Company") as of December 31, 2017 and December 31, 2016, and the results of operations for the years ended December 31, 2017 and 2016. Ascent Solar (Shenzhen) Co., Ltd. is wholly owned by Ascent Solar (Asia) Pte. Ltd., which is wholly owned by Ascent Solar Technologies, Inc. All significant inter-company balances and transactions have been eliminated in the accompanying consolidated financial statements.

Significant Accounting Policies

Related Party Transactions: One of the Company's named shareholders is Tertius Financial Group Pte Ltd of which Mr. Victor Lee, President and Chief Executive Officer of the Company, is Managing Director and 50% shareholder. Please refer to Note 11 for further information on transactions with Tertius Financial Group.

Revenue Recognition:

Product revenue - We generated product revenues of $642 thousand for the year ended December 31, 2017. Product revenue is generated from commercial sales of flexible PV modules and PV integrated consumer electronics. Products are sold through our own website and through the use of online retailers and distributors. Revenue is recognized as products are shipped or delivered and title has transferred to the customer. In certain instances, we have agreed to refund a portion of the purchase price to customers if we decrease our standard retail price. We estimate the effect of this price protection and record the difference as a reduction of revenue at the time of sale. We also, in certain instances, have provided customers with a right of return provision. In these instances, we defer the recognition of revenues until the provision period has expired. Estimated costs of returns and allowances, other than those specifically pertaining to a right of return provision, and discounts are accrued as a reduction to sales when revenue is recognized.

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

Government contracts revenue - Revenue from governmental research and development contracts is generated under terms that are cost plus fee or firm fixed price. Revenue from cost plus fee contracts is recognized as costs are incurred on the basis of direct costs plus allowable indirect costs and an allocable portion of the fixed fee. Revenue from firm fixed price contracts is recognized under the percentage-of-completion method of accounting, with costs and estimated profits included in contract revenue as work is performed. If actual and estimated costs to complete a contract indicate a loss, provision is made currently for the loss anticipated on the contract. There was no revenue associated with government contracts recorded in 2017 and approximately $48,000 recorded in 2016.

Convertible Preferred Stock: The Company evaluates its preferred stock instruments under FASB ASC 480, "Distinguishing Liabilities from Equity" to determine the classification, and thereby the accounting treatment, of the instruments. Please refer to Notes 16, 17, 18, 19, 21, 21, and 22 for further discussion on the classification of each instrument.

Derivatives: The Company evaluates its financial instruments under FASB ASC 815, "Derivatives and Hedging" to determine whether the instruments contain an embedded derivative. When an embedded derivative is present, the instrument is evaluated for a fair value adjustment upon issuance and at the end of every period. Any adjustments to fair value are treated as gains and losses in fair values of derivatives and are recorded on the Statement of Operations. Please refer to Notes 10, 12, 13, 14, 15, 16, 17, 18, 19, 20, and 21 for further discussion on the embedded derivatives of each instrument.

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

Due to the sale of the EnerPlex brand and the re-purposing of our work-in-process inventory, we are unable to estimate the recoverability of all of our work-in process inventory values, resulting in a lower-cost-to-market analysis and reserve for impairment. An expense of approximately $363,000 was recorded to inventory impairment costs for the year ended December 31, 2017, as a result of the lower of cost or market analysis. There were no lower of cost or market adjustments during the year ended December 31, 2016.

Impairment of Long-lived assets: We analyze our long-lived assets (property, plant and equipment) and definitive-lived intangible assets (patents) for impairment, both individually and as a group, whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Events that might cause impairment would include significant current period operating or cash flow losses associated with the use of a long-lived asset or group of assets combined with a history of such losses, significant changes in the manner of use of assets and significant negative industry or economic trends. An undiscounted cash flow analysis is calculated to determine if an impairment exists. If an impairment is determined to exist, any related loss is calculated using the difference between the fair value and the carrying value of the assets. During the years ended December 31, 2017 and 2016, we did not incur impairments of our manufacturing facilities and equipment.

Research, Development and Manufacturing Operations Costs: Research, development and manufacturing operations expenses were $4.8 million and $6.6 million for the years ended December 31, 2017 and 2016, respectively.  Research, development and manufacturing operations expenses include: 1) technology development costs, which include expenses incurred in researching new technology, improving existing technology and performing federal government research and development contracts, 2) product development costs, which include expenses incurred in developing new products and lowering product design costs, and 3) pre-production and production costs, which include engineering efforts to improve production processes, material yields and equipment utilization, and manufacturing efforts to produce saleable product. Research, development and manufacturing operations costs are expensed as incurred, with the exception of costs related to inventoried raw materials, work-in-process and finished goods, which are expensed as Cost of revenue as products are sold.

Share-Based Compensation: We measure and recognize compensation expense for all share-based payment awards made to employees, officers, directors, and consultants based on estimated fair values. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in our statements of operations included herein. Share-based compensation is based on awards ultimately expected to vest, reduced by estimated forfeitures. Forfeitures are estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from those estimates. For purposes of determining estimated fair value of share-based payment awards on the date of grant, we use the Black-Scholes option-pricing model (“Black-Scholes Model”) for option awards. The Black-Scholes Model requires the input of highly subjective assumptions. Because our employee stock options may have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of our employee stock options. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which result in changes to these assumptions and methodologies, which could materially impact our fair value determination. We estimate the fair value of our restricted stock awards at our stock price on the grant date.

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

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The update will establish a comprehensive revenue recognition standard for virtually all industries in GAAP. ASU 2014-09 will change the amount and timing of revenue and cost recognition, implementation, disclosures and documentation. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. ASU 2014-09 is now effective for the Company in fiscal year 2018. The Company has evaluated ASU 2014-09, and does not believe it will have a material effect on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize all leases, including operating leases, on the balance sheet as a lease asset or lease liability, unless the lease is a short-term lease. ASU 2016-02 also requires additional disclosures regarding leasing arrangements. ASU 2016-02 is effective for interim periods and fiscal years beginning after December 15, 2018, and early application is permitted. The Company continues to evaluate the impact, that the adoption of this guidance will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including 1) accounting for income taxes, 2) classification of excess tax benefits in the statement of cash flows, 3) forfeitures, 4) minimum statutory tax withholding requirements, 5) cash flow classification of employee taxes withheld in the form of shares, 6) the practical expedient for estimating the expected term, and 7) intrinsic value. The guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. The implementation of ASU 2016-09 did not have a material effect on the Company's consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718). ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for interim periods and fiscal years beginning after December 15, 2017, and early application is permitted. The Company continues to evaluate the impact, if any, that the adoption of this guidance will have on its consolidated financial statements, but does not expect the effect, if any, to be material.

In July 2017, the FASB issued ASU No. 2017-11 Part I, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). ASU 2017-11 Part I changes the classification analysis of certain equity linked financial instruments with down round features. ASU 2017-11 Part I is effective, for public business entities, for interim periods and fiscal years beginning after December 15, 2018, and early application is permitted. The Company is currently evaluating the impact, if any, that the adoption of this guidance will have on its consolidated financial statements.

Results of Operations

Comparison of the Years Ended December 31, 2017 and 2016

Revenues. Our revenues were $642,000 for the year ended December 31, 2017 compared to $1,747,000 for the year ended December 31, 2016, a decrease of $1,105,000. The following factors contributed to this decrease:

1.
Net product revenues were $642,000 for the year ended December 31, 2017 compared to $1,700,000 for the year ended December 31, 2016, a decrease of $1,058,000. The decrease in product sales is largely the result of our sale of the Enerplex brand of products.

2.
The Company did not have any revenues attributable to government research and development contracts during the year ended December 31, 2017, compared to $48,000 during the year ended December 31, 2016.

Cost of revenues. Our Cost of revenues for the year ended December 31, 2017 was $2,815,000 compared to $5,844,000 for the year ended December 31, 2016, a decrease of $3,029,000. The decrease in cost of revenues is mainly due to the decrease in materials and labor costs as a result of a decrease in production for the year ended December 31, 2017 compared to 2016. Cost of revenues for the year ended December 31, 2017 is comprised of materials and freight of $883,000, direct labor of $49,000, and overhead of $1,883,000. Management believes our factory is currently significantly under-utilized, and a substantial increase in revenue would result in marginal increases to Direct Labor and Overhead included in the Cost of revenues. As such management’s focus going forward is to improve gross margin through increased sales and improved utilization of our factory. We are currently pursuing high-value PV markets.

Research, development and manufacturing operations costs. Research, development and manufacturing operations costs were $4,821,000 for the year ended December 31, 2017 compared to $6,627,000 for the year ended December 31, 2016, a decrease of $1,806,000. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. Research, development and manufacturing operations costs also include costs related to technology development and governmental contracts. The following factors contributed to the decrease in research, development, and manufacturing operations expenses during the year ended December 31, 2017:

1.
Personnel and facility related expenses decreased approximately $1,675,000 as compared to the year ended December 31, 2016. The decrease in personnel related costs was primarily due to a reduction in headcount.

2.
Consulting and contract services decreased approximately $13,000 compared to the year ended December 31, 2016. The year to year decrease in expense was primarily attributed to the reduced number of contractors during the year ended December 31, 2017.

3.
Materials and equipment related expenses decreased approximately $119,000 compared to the year ended December 31, 2016. The decrease in expense was primarily due to the reserve against WIP inventory as a result of our transition from the retail consumer electronics market to high-value PV markets.

Inventory impairment costs. Due to the sale of the EnerPlex brand and the re-purposing of our work-in-process inventory, we are unable to estimate the recoverability of all of our work-in process inventory values, resulting in a lower-cost-to-market analysis and reserve for impairment. An expense of approximately $363,000 was recorded to inventory impairment costs for the year ended December 31, 2017.

Selling, general and administrative. Selling, general and administrative expenses were $5,598,000 for the year ended December 31, 2017, compared to $10,305,000 for the year ended December 31, 2016, a decrease of $4,707,000. The following factors contributed to the decrease in selling, general, and administrative expenses during 2017:

1.
Personnel and facility related costs decreased approximately $1,960,000 during the year ended December 31, 2017, compared to the year ended December 31, 2016. The overall decrease in personnel related costs was primarily due a lower headcount for the year ended December 31, 2017.

2.
Marketing and related expenses decreased approximately $1,975,000 during the year ended December 31, 2017, compared to the year ended December 31, 2016. The decrease in Marketing and related expenses is due to reduced marketing, advertising, and promotional activities during the year ended December 31, 2017, which is the direct result of changing our main focus from the retail consumer electronics market to higher-value PV markets.

3.
Consulting and contract services decreased approximately $252,000 during the year ended December 31, 2017, compared to the year ended December 31, 2016. The decrease was a result of decreased consulting expenses related to our financing efforts.

4.
Legal expenses decreased approximately $487,000 during the year ended December 31, 2017, compared to the year ended December 31, 2016. The primary reasons for the decrease is due to reductions in both legal expenses related to our patents and general legal expenses related to financing efforts.

5.
Bad debt expense decreased approximately $122,000 during the year ended December 31, 2017, compared to the year ended December 31, 2016. This decrease is due to payments and settlements against existing reserves which were offset by additional reserves for customers whose accounts were greater than 120 days overdue.

6.
Public company expenses decreased approximately $85,000 during the year ended December 31, 2017, compared to the year ended December 31, 2016. This decrease is primarily due to a decrease in public relations expense.

7.
Settlement expenses for the year ended December 31, 2017 were approximately $174,000. These expenses consisted of a settlement of $23,000 related to an alleged Proposition 65 violation and aggregate settlements of $151,000 with former EnerPlex customers regarding a return of product.

Depreciation expense. Depreciation expense for the years ended December 31, 2017 and 2016 was $1,194,000 and $3,600,000, respectively. The decrease of $2,406,000 was mainly the result of property, plant and equipment being fully depreciated during the year ended December 31, 2017, offset slightly by amortization of new capitalized intellectual property.

Other Income/(Expense), net.     Other Income/(Expense) was $4,412,075 net expense for the year ended December 31, 2017, compared to $14,222,231 net expense for the year ended December 31, 2016, a decrease of $9,810,156. The following factors contributed to the increase in other income/(expense), net during 2017:

1.
Interest Expense decreased $1,384,000 compared to 2016. The decrease is primarily due to an decrease of non-cash interest expense and amortization of debt discounts related to convertible and promissory notes and Preferred Stock. The non-cash portion of interest expense for the year ended December 31, 2017 was $5,147,000.

2.
Warrant expense increased by approximately $346,000 as compared to the year ended December 31, 2016. This increase is due to the issuance of warrants during the year ended December 31, 2017, related to redemption agreements, settlement agreements, and the engagement of outside professional services.

3.
Other income, net increased $492,000. This increase is comprised of an increase in gain on sale of assets of $1,128,000, primarily related to the transfer of the EnerPlex IP, offset by induced conversion costs of $636,000 on several of the financial instruments.

4.
Gains and losses on change in fair value of derivatives and on extinguishment of liabilities, net was a gain of $1,878,000 for the year ended December 31, 2017, an increase of $8,280,000 compared to the net loss of $6,402,000 for the year ended December 31, 2016. The change in this non-cash item is the result of an increase of $3,487,000 in the gain on change in the fair value of our embedded derivative instruments during 2017, and a decrease of $4,793,000 in the loss on extinguishment of liabilities related to conversions of certain convertible notes and preferred stock in the same comparative periods.

Net Loss. Our net loss was $18,560,000 for the year ended December 31, 2017, compared to a Net Loss of $38,851,000 for the year ended December 31, 2016, a decrease in Net Loss of $20,291,000. The decrease in Net Loss for the year ended December 31, 2017 can be summarized in variances in significant account activity as follows:

(Increase) decrease in Net Loss For the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016
Revenues	$(1,105,000)
Cost of Revenue	3,029,000
Research, development and manufacturing operations
Materials and Equipment Related Expenses	119,000
Personnel and Facility Related Expenses	1,675,000
Consulting and Contract Services	13,000
Inventory impairment costs	(363,000)
Selling, general and administrative expenses
Personnel, Administrative, and Facility Related Expenses	1,960,000
Marketing Related Expenses	1,975,000
Legal Expenses	487,000
Public Company Costs	85,000
Bad Debt Expense	122,000
Consulting and Contract Services	252,000
Settlement Costs	(174,000)
Depreciation and Amortization Expense	2,406,000
Other Income/Expense
Interest Expense	1,384,000
Other Income/Expense	492,000
Warrant Expense	(346,000)
Non-Cash Change in Fair Value of Derivative Liabilities and Gain/Loss on Extinguishment of Liabilities, net	8,280,000
Decrease to Net Loss	$20,291,000

Liquidity and Capital Resources

During the years ended December 31, 2017 and 2016, the Company entered into multiple financing agreements to fund operations. Further discussion of these transactions can be found in Notes 10, 11, 12, 13, 14, 15, 16, 17, 18, 19, 20, 21, and 22.

We have continued PV production at our manufacturing facility. We do not expect sales revenue and cash flows will be sufficient to support operations and cash requirements until we have fully implemented our new consumer products strategy. Changes in the level of expected operating losses, the timing of planned capital expenditures or other factors may negatively impact cash flows and reduce current cash and investments faster than anticipated. During 2017 we used $12.6 million in cash for operations, or an average of $3.1 million per quarter. During the fourth quarter of 2017 we used $1.9 million in cash for operations. Our primary significant long term obligation consists of a note payable of $5.5 million to a financial institution secured by a mortgage on our headquarters and manufacturing building in Thornton, Colorado. Total payments of $0.7 million, including principal and interest, will come due in 2017.

Additional projected product revenues are not anticipated to result in a positive cash flow position for the year 2018 overall. As such, cash liquidity sufficient for the year ending December 31, 2018 will require additional financing. Subsequent to the year ended December 31, 2017 the Company completed certain other financing transactions. Please refer to Note 30 for further information on these transactions.

The Company continues to accelerate sales and marketing efforts related to its PV strategy by focusing on the Company's propriety technology. The Company has begun activities related to securing additional financing through strategic or financial investors, but there is no assurance the Company will be able to raise additional capital on acceptable terms or at all. If the Company's revenues do not increase rapidly, and/or additional financing is not obtained, the Company will be required to significantly curtail operations to reduce costs and/or sell assets. Such actions would likely have an adverse impact on the Company's future operations. As a result of the Company’s recurring losses from operations, and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern. Please refer to Note 4 for further discussion.

Statements of Cash Flows Comparison of the Years Ended December 31, 2017 and 2016

For the year ended December 31, 2017, our cash used in operations was $12.6 million compared to $16.9 million for the year ended December 31, 2016, a decrease of $4.3 million. The decrease is primarily the result of reduced expenses from operations during the current year. For the year ended December 31, 2017, investing activities resulted in cash provided of $0.1 million compared to investing activities using $0.2 million in cash during the year ended December 31, 2016. This improvement was the result of proceeds of $0.2 million on the sale of our Enerplex intellectual property, and reduced spending on capital assets and patents. During the year ended December 31, 2017, negative operating cash flows of $12.6 million were funded through $5.5 million in new debt issuances and $9.0 million from the issuance of stock, offset by repayments on debt of approximately $2.1 million.

Contractual Obligations

The following table presents our contractual obligations as of December 31, 2017. Our long-term debt obligation is related to our building loan and includes both principal and interest. Our purchase obligations include orders for equipment, inventory and operating expenses.

		Payments Due by Year (in thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$7,702	$694	$2,081	$2,081	$2,846
Operating lease obligations	87	59	14	14	—
Purchase obligations	443	443	—	—	—
Total	$8,232	$1,195	$2,095	$2,095	$2,846

Off Balance Sheet Transactions

As of December 31, 2017, we did not have any off balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

Historically, we have purchased manufacturing equipment internationally, which exposes us to foreign currency risk.

From time to time we enter into foreign currency fair value hedges utilizing forward contracts designed to match scheduled contractual payments to equipment suppliers. Our objective is to fix the dollar amount of our foreign currency denominated manufacturing equipment purchases at the time of order. Although our hedging activity is designed to fix the dollar amount to be expended, the asset purchased is recorded at the spot foreign currency rate in effect as of the date of the payment to the supplier. The difference between the spot rate and the forward rate has been reported as gain or loss on forward contract. We cannot accurately predict future exchange rates or the overall impact of future exchange rate fluctuations on our business, results of operations and financial condition. All forward contracts entered into by us have been settled on the contract settlement dates, the last of which was settled in December 2009. We held no forward contracts during the years ended December 31, 2017 and 2016.

We hold no significant funds and have no future obligations denominated in foreign currencies as of December 31, 2017.

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

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our cash equivalents and investment portfolio. As of December 31, 2017, our cash equivalents consisted only of operating accounts held with financial institutions. From time to time, we hold restricted funds, money market funds, investments in U.S. government securities and high quality corporate securities. The primary objective of our investment activities is to preserve principal and provide liquidity on demand, while at the same time maximizing the income we receive from our investments without significantly increasing risk. The direct risk to us associated with fluctuating interest rates is limited to our investment portfolio, and we do not believe a change in interest rates will have a significant impact on our financial position, results of operations, or cash flows.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On November 15, 2017, following the completion of the merger with Moss Adams, LLP, Hein & Associates, LLP (“Hein”) informed Ascent Solar Technologies, Inc. (“ASTI” or the “Company”) of its resignation as the Company’s independent registered public accounting firm, effective immediately, which resignation was accepted by the audit committee of ASTI’s board of directors on November 16, 2017.

The reports of Hein on the financial statements of the Company for the past two fiscal years ended December 31, 2016 and 2015 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, with the exception of providing a qualification as to the Company’s ability to continue as a going concern in the Company's financial statements for the fiscal years ended December 31, 2016 and December 31, 2015.

The decision to accept the resignation of Hein was approved by the Company’s audit committee and board of directors.

Except as described below, during 2015 and 2016, the subsequent interim periods thereto, and through November 15, 2017, the date of Hein’s resignation, (a) the Company and Hein had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Hein, would have caused Hein to make reference to the matter in their reports, and (b) there were no “reportable events” as described in Item 304(a)(1)(v) of Regulation S-K.

In its quarterly report to the audit committee dated August 15, 2017, Hein noted that the Company’s management and Hein had initially disagreed over the accounting for conversions of the Company’s Series K preferred stock into common stock. Ultimately, the Company’s management agreed with the accounting treatment proposed by Hein with respect to this issue, which was reflected in the Company’s financial statements filed in its Form 10-Q for the period ended June 30, 2017. Accordingly, the Company and Hein consider this matter to be resolved. The Company’s audit committee did discuss the subject matter of this disagreement with Hein.

The Company has authorized Hein to fully respond to the inquiries of any successor accountant concerning the subject matter of any disagreements.

On December 14, 2017, the Company’s audit committee and board of directors approved the engagement of Haynie & Company (“Haynie”) as our new independent registered public accounting firm to audit and review the Company’s financial statements.

During 2015, 2016, and 2017, the subsequent interim periods thereto, and through the filing date of this report neither the Company, nor someone on its behalf, has consulted Haynie regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided to the Company that Haynie concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or reportable event (within the meaning of Item304(a) of Regulation S-K and Item304(a)(1)(v) of Regulation S-K, respectively).

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Our management conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of December 31, 2017. Based on this evaluation, our management concluded the design and operation of our disclosure controls and procedures were effective as of December 31, 2017.

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

Under the supervision of the Audit Committee of the Board of Directors and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, our management concluded our internal control over financial reporting was effective as of December 31, 2017. Our management reviewed the results of its assessment with the Audit Committee.

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

Material Weakness Identified in 2016

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

During 2017, the Company executed the following steps to remedy the material weaknesses from 2016 described below:

•
In March 2017, the Company hired a Director of Financial Planning and Reporting with the technical expertise to research and account for the Company's complex capital raising and financial transactions. In addition, the Company is continuously evaluating its personnel needs and other resources to ensure appropriate staffing and enhance its research and technical accounting knowledge base.

•
The Company designed and implemented additional procedures in order to assure that the Director of Financial Planning and Reporting and other audit/accounting personnel are more involved with the Company’s financing activities to monitor and earlier identify accounting issues that may be raised by the Company’s ongoing financing activities.

Based on our assessment and the criteria used, management concluded that our internal control over financial reporting as of December 31, 2017 was effective.

Changes in Internal Control Over Financial Reporting

Except for the identification and mitigation of the material weaknesses noted above, there were no other changes in internal control over financial reporting during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated by reference from the definitive proxy statement for our 2018 annual meeting, which will be filed no later than 120 days after the close of our fiscal year ended December 31, 2017.

Item 11. Executive Compensation

Incorporated by reference from the definitive proxy statement for our 2018 annual meeting, which will be filed no later than 120 days after the close of our fiscal year ended December 31, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the definitive proxy statement for our 2018 annual meeting, which will be filed no later than 120 days after the close of our fiscal year ended December 31, 2017.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2017 relating to all of our equity compensation plans:

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from the definitive proxy statement for our 2018 annual meeting, which will be filed no later than 120 days after the close of our fiscal year ended December 31, 2017.

Item 14. Principal Accounting Fees and Services

Incorporated by reference from the definitive proxy statement for our 2018 annual meeting, which will be filed no later than 120 days after the close of our fiscal year ended December 31, 2017.

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

Exhibit No.	Description
3.14	Certificate of Designations of Preferences, Rights and Limitations of Series H 7% Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed June 9, 2016)
3.15
Certificate of Designations of Preferences, Rights and Limitations of Series I Preferred Stock (incorporated by reference to Exhibit 2 to Exhibit 10.1 to our Current Report on Form 8-K filed July 28, 2016)

3.16
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated September 15, 2016 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed September 16, 2016)

3.17
Certificate of Designations of Preferences, Rights and Limitations of Series J Preferred Stock (incorporated by reference to Exhibit 2 to Exhibit 10.1 to our Current Report on Form 8-K filed September 23, 2016)

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

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form SB-2 filed on January 23, 2006 (Reg. No. 333-131216))
4.2	Certificate of Designations of Series A Preferred Stock (filed as Exhibit 4.2 to our Registration Statement on Form S-3 filed July 1, 2013 (Reg. No. 333-189739))
4.3	Form of Warrant (filed as Exhibit 4.3 to our Registration Statement on Form S-3 filed July 1, 2013 (Reg. No. 333-189739))
4.4	Certificate of Designations of Series B-1 and B-2 Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed October 30, 2013)
4.5	Certificate of Designations of Series C Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed April 2, 2014)
4.6	Certificate of Designations of Preferences, Rights and Limitations of Series D Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed November 17, 2014)

Exhibit No.	Description
4.7	Certificate of Designations of Preferences, Rights and Limitations of Series D-1 Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed February 20, 2015)
4.8	Certificate of Designations, Preferences and Rights of the Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 10, 2015)
10.1
Securities Purchase Agreement, dated January 17, 2006, between the Company and ITN Energy Systems, Inc. (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form SB-2 filed on January 23, 2006 (Reg. No. 333-131216))CTR

10.2
Invention and Trade Secret Assignment Agreement, dated January 17, 2006, between the Company and ITN Energy Systems, Inc. (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form SB-2 filed on January 23, 2006 (Reg. No. 333-131216))CTR

10.3
Patent Application Assignment Agreement, dated January 17, 2006, between the Company and ITN Energy Systems, Inc. (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form SB-2 filed on January 23, 2006 (Reg. No. 333-131216))

10.4
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

10.6
License Agreement, dated November 21, 2006, between the Company and UD Technology Corporation (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 29, 2006)CTR

10.7
Novation Agreement, dated January 1, 2007, among the Company, ITN Energy Systems, Inc. and the United States Government (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-KSB for the year ended December 31, 2006)

10.8
Construction Loan Agreement, dated February 8, 2008, between the Company and the Colorado Housing and Finance Authority (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K for the year ended December 31, 2007)

10.9
Promissory Note, dated February 8, 2008, issued to the Colorado Housing and Finance Authority (incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10-K for the year ended December 31, 2007)

10.10
Loan Modification Agreement, dated January 29, 2009, between the Company and the Colorado Housing and Finance Authority (incorporated by reference to Exhibit 10.52 to our Annual Report on Form 10-K for the year ended December 31, 2008)

10.11†	Executive Employment Agreement, dated April 4, 2014, between the Company and Victor Lee (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 9, 2014) †
10.12
Series E Securities Purchase Agreement, dated November 4, 2015, between the Company and Redwood Management, LLC Ltd (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 10, 2015)

10.13
Series E Registration Rights Agreement, dated November 4, 2015, between the Company and Redwood Management, LLC (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed November 10, 2015)

Exhibit No.	Description
10.14	Equity Line Purchase Agreement dated November 10, 2015 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed November 10, 2015)
10.15	Equity Line Registration Rights Agreement dated November 10, 2015 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed November 10, 2015)
10.16
Series F Securities Purchase Agreement, dated January 19, 2016, between the Company and Redwood Management, LLC Ltd (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 20, 2016)

10.17	Right to Receive Common Stock dated April 29, 2016 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed May 2, 2016)
10.18	Right to Receive Common Stock dated April 29, 2016 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed May 2, 2016)
10.19	Series G Securities Purchase Agreement dated April 29, 2016 (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed May 2, 2016
10.20	Series G Securities Purchase Agreement dated April 29, 2016 (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed May 2, 2016
10.21	Series H Securities Purchase Agreement dated June 9, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 9, 2016)
10.22	Series H Registration Rights Agreement dated June 9, 2016 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed June 9, 2016)
10.23†	Seventh Amended and Restated 2005 Stock Option Plan (incorporated by reference to Annex C of our definitive proxy statement dated April 22, 2016)†
10.24†	Seventh Amended and Restated 2008 Restricted Stock Plan Stock Option Plan Plan (incorporated by reference to Annex B of our definitive proxy statement dated April 22, 2016)†
10.25	Series I Securities Purchase Agreement dated July 26, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 28, 2016)
10.26	Form of 10% Convertible Note (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed September 14, 2016)
10.27	Exchange Agreement dated September 13, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 14, 2016)
10.28	Series J Securities Purchase Agreement dated September 19, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 23, 2016)

Exhibit No.	Description
10.29	Securities Purchase Agreement for Notes dated October 5, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 11, 2016)
10.30	Note due December 5, 2016 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed October 11, 2016)
10.31	Note due January 3, 2017 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed October 11, 2016)
10.32	Note due February 3, 2017 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed October 11, 2016)
10.33	Exchange Agreement dated October 5, 2016 (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed October 11, 2016)
10.34	Series J-1 Securities Purchase Agreement dated October 14, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 20, 2016)
10.35	Note dated December 2, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 8, 2016)
10.36	Note dated December 6, 2016 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed December 8, 2016)
10.37	Note dated December 13, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 19, 2016)
10.38	Note dated December 30, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 6, 2017)
10.39	Note dated January 10, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 17, 2017)
10.40	$300,000 Note dated January 16, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 20, 2017)
10.41	$700,000 Note dated January 17, 2017 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed January 20, 2017)
10.42	Securities Purchase Agreement dated January 19, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 24, 2017)
10.43	Note dated February 7, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 9, 2017)

Exhibit No.	Description
10.44	Series K Securities Purchase Agreement dated February 8, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 14, 2017)
10.45	Note dated February 13, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 17, 2017)
10.46	$400,000 Note dated February 27, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March1, 2017)
10.47	Intellectual Property Disposal Agreement dated as of January 25, 2017 and effective February 23, 2017 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed March 1, 2017)
10.48	Note dated March 13, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 17, 2017)
10.49	Note dated March 24, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 29, 2017)
10.50	Note dated April 6, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 7, 2017)
10.51	Note dated April 21 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 24, 2017)
10.52	Forbearance and Settlement Agreement dated May 5, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 10, 2017)
10.53	Note dated May 8, 2017 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed May 10, 2017)
10.54	Form of Warrant (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 27, 2017)
10.55	Form of Warrant (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed August 11, 2017)
10.56	Securities Purchase Agreement dated September 8, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 14, 2017)
10.57	Note dated September 11, 2017 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed September 14, 2017)
10.58	Promissory Note Exchange Agreement dated September 13, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 20, 2017)

Exhibit No.	Description
10.59	Note dated September 13, 2017 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed September 20, 2017)
10.60	Note dated October 31, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 8, 2017)
10.61	Note dated November 16, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 22, 2017)
10.62	Note Purchase and Exchange Agreement dated November 30, 2017*
10.63	Form of Secured Convertible Promissory Note - 36 month maturity*
10.64	Form of Secured Convertible Promissory Note - 12 month maturity*
10.65	Security Agreement dated November 30, 2017*
10.66	Series J Securities Exchange Agreement dated December 6, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 12, 2017)
10.67	Note dated December 6, 2017 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed December 12, 2017)
10.68	Warrant dated December 15, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 20, 2017)
10.69	Unsecured Promissory Note dated January 31, 2018 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 2, 2018)
16.1	Letter from Hein & Associates, LLP dated March 29, 2018*
23.1	Consent of Haynie & Company*
23.2	Consent of Hein & Associates LLP*
31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit No.	Description
31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith
CTR	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
†	Denotes management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

ASCENT SOLAR TECHNOLOGIES, INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 2018.

ASCENT SOLAR TECHNOLOGIES, INC.

By:	/S/ VICTOR LEE
Lee Kong Hian (aka Victor Lee) President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacities	Date

/S/ VICTOR LEE	President & Chief Executive Officer and a Director (principal executive officer, and principal financial officer and accounting officer)	March 29, 2018
Lee Kong Hian (aka Victor Lee)

/S/ AMIT KUMAR	Chairman of the Board of Directors	March 29, 2018
Amit Kumar, Ph.D.

/S/ TOMAS MARSH	Director	March 29, 2018
G. Thomas Marsh

/S/ KIM J. HUNTLEY	Director	March 29, 2018
Kim J. Huntley

Ascent Solar Technologies, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR 2016

To the Board of Directors
Ascent Solar Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Ascent Solar Technologies, Inc. and subsidiaries as of December 31, 2016, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ascent Solar Technologies, Inc. and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ Hein & Associates LLP

Denver, Colorado
April 14, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR 2017

To the Board of Directors and
Stockholders of Ascent Solar Technologies, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Ascent Solar Technologies, Inc. (the Company) as of December 31, 2017,and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and , and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 4 to the financial statements, the Company has recurring losses, negative working capital and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to obtain financing or increase sales, there could be a material adverse effect on the Company.

/s/ Haynie & Company

We have served as the Company’s auditor since 2017.

Littleton, CO

March 29, 2018

ASCENT SOLAR TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS (substantially pledged)
Current Assets:
Cash and cash equivalents	$89,618	$130,946
Trade receivables, net of allowance of $48,201 and $106,205, respectively	6,658	549,204
Inventories	1,037,854	2,569,816
Prepaid expenses and other current assets	494,425	983,796
Total current assets	1,628,555	4,233,762
Property, Plant and Equipment:	36,645,862	36,639,460
Less accumulated depreciation and amortization	(32,013,686)	(30,983,448)
	4,632,176	5,656,012
Other Assets:
Patents, net of accumulated amortization of $430,071 and $279,143, respectively	1,470,796	1,647,505
Other non-current assets	49,813	77,562
	1,520,609	1,725,067
Total Assets	$7,781,340	$11,614,841
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$1,600,455	$4,902,471
Related party payables	202,827	214,903
Accrued expenses	1,623,748	1,469,684
Notes payable	1,570,231	—
Current portion of long-term debt	343,395	243,113
Current portion of secured promissory notes, net of discount of $1,934,304 and zero, respectively	253,590	1,010,000
Litigation settlement	—	339,481
Promissory notes, net of discount of $20,626 and zero, respectively	948,811	420,000
TFG promissory notes, net of discount of zero and $59,658, respectively	—	542,808
July 2016 convertible notes, net of discount of zero and $1,634,357, respectively	—	1,159,610
October 2016 convertible notes, net of discount of zero and $264,000, respectively	330,000	66,000
St. George convertible note, net of discount and cash payment premium of $673,241 and zero, respectively	1,032,592	—
BayBridge convertible note, net of discount of $565,000 and zero, respectively	—	—
Series E preferred stock, net of discount of zero and $63,640, respectively	—	56,360
Series F preferred stock	—	160,001
Series G preferred stock, net of discount of zero and $699,674, respectively	—	408,326
Series I exchange notes, net of discount of zero and $199,474, respectively	—	26,597
Embedded derivative liabilities	6,406,833	6,578,154
Make-whole dividend liability	—	500,176
Total current liabilities	14,312,482	18,097,684
Long-term debt, net of current portion	5,118,424	5,281,776
Secured promissory notes, net of current portion and discount of $1,684,267 and zero, respectively	685,066	—
Accrued Warranty Liability	57,703	176,457
Redeemable Preferred Stock:
Series J preferred stock: 1,350 shares authorized; zero and 1,350 issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	—	1,350,000
Series J-1 preferred stock: 1,000 shares authorized; zero and 700 issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	—	700,000
Series K preferred stock: 20,000 and zero shares authorized as of December 31, 2017 and December 2016, respectively; 2,810 and zero issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	2,810,000	—
Commitments and Contingencies	—	—
Stockholders’ Deficit:
Series A preferred stock, $.0001 par value; 750,000 shares authorized and issued; 60,756 and 125,044 shares outstanding as of December 31, 2017 and December 31, 2016, respectively ($761,864 and $1,500,528 Liquidation Preference)	6	13
Common stock, $0.0001 par value, 20,000,000,000 and 2,000,000,000 shares authorized as of December 31, 2017 and December 31, 2016, respectively; 9,606,597,777 and 554,223,320 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	960,660	55,422
Additional paid in capital	386,332,475	369,886,065
Accumulated deficit	(402,495,476)	(383,932,576)
Total stockholders’ equity (deficit)	(15,202,335)	(13,991,076)
Total Liabilities and Stockholders’ Equity	$7,781,340	$11,614,841
The accompanying notes are an integral part of these consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2017	2016
Revenues	642,179	1,747,356
Costs and Expenses
Cost of revenues (exclusive of depreciation shown below)	2,814,782	5,843,872
Research, development and manufacturing operations (exclusive of depreciation shown below)	4,820,536	6,627,249
Selling, general and administrative (exclusive of depreciation shown below)	5,598,004	10,304,779
Depreciation and amortization	1,193,535	3,600,007
Inventory impairment loss	363,377	—
Total Costs and Expenses	14,790,234	26,375,907
Loss from Operations	(14,148,055)	(24,628,551)
Other Income/(Expense)
Other Income/(Expense), net	574,817	82,772
Interest Expense	(6,518,747)	(7,902,926)
Deemed interest expense on warrant liability	(345,774)	—
Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net	1,877,629	(6,402,077)
Total Other Income/(Expense)	(4,412,075)	(14,222,231)
Net Loss	$(18,560,130)	$(38,850,782)

Net Loss Per Share (Basic and diluted)	$0.003	$(0.418)
Weighted Average Common Shares Outstanding (Basic and diluted)	5,883,374,222	93,005,062

The accompanying notes are an integral part of these consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Series A Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2015	7,759,844	$777	212,390	$21	$347,659,690	$(345,081,794)	$2,578,694
Conversion of Convertible Notes into Common Shares	48,993	5			$58,818	—	58,823
Common Shares sold pursuant to the Committed Equity Line	525,454	52			1,056,095	—	1,056,147
Conversion of Right Shares into Common Shares	2,052,865	205			1,346,795	—	1,347,000
Interest and Dividend Expense paid with Common Stock	18,575,710	1,858			254,922	—	256,780
Issuance of Restricted Stock	183,230	18			(18)	—	—
Commitment Shares	107,000	11			(11)	—	—
Conversion of Series A Preferred Stock into Common Shares, plus make-whole	6,942,936	694	(46,849)	(4)	222,099	—	222,789
Conversion of Series E Preferred Stock into Common Shares	41,895,161	4,189			3,414,032	—	3,418,221
Conversion of Series F Preferred Stock into Common Shares	113,059,991	11,306			9,920,148	—	9,931,454
Conversion of Series G Preferred Stock into Common Shares	234,409,413	23,441			1,472,955	—	1,496,396
Conversion of Series I Preferred Stock into Common Shares	6,988,353	699			2,532,718	—	2,533,417
Conversion of Series I Convertible Notes into Common Shares	14,816,862	1,481			159,345	—	160,826
Conversion of July 2016 Convertible Notes into Common Shares	64,000,000	6,400			245,280	—	251,680
Conversion of October 2016 Convertible Notes into Common Shares, plus make-whole	42,857,508	4,286	(40,497)	(4)	173,288	—	177,570
Stock based compensation					888,348		888,348
Beneficial Conversion Feature related to Series G and Series I Preferred Stock					481,561		481,561
Net Loss						(38,850,782)	(38,850,782)
Balance, December 31, 2016	554,223,320	$55,422	125,044	$13	$369,886,065	$(383,932,576)	$(13,991,076)

The accompanying notes are an integral part of these consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Series A Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2016	554,223,320	$55,422	125,044	$13	$369,886,065	$(383,932,576)	(13,991,076)
Interest and Dividend Expense paid with Common Stock	332,006,907	33,201			213,383		246,584
Issuance of Restricted Stock	40,000	4			(4)		—
Commitment Shares	37,500,000	3,750			60,000		63,750
Conversion of Series A Preferred Stock into Common Shares, plus make-whole	131,088,740	13,109	(64,288)	(7)	244,050		257,152
Conversion of Series E Preferred Stock into Common Shares	247,371,677	24,737			95,263		120,000
Conversion of Series F Preferred Stock into Common Shares	189,780,458	18,978			108,022		127,000
Conversion of Series G Preferred Stock into Common Shares	1,529,316,391	152,932			745,068		898,000
Conversion of Series I Convertible Notes into Common Shares	419,719,614	41,972			184,099		226,071
Conversion of Series J Preferred Stock into Common Shares	365,646,259	36,565			238,435		275,000
Conversion of Series J-1 Preferred Stock into Common Shares	466,666,667	46,667			653,333		700,000
Conversion of Series K Preferred Stock into Common Shares	1,550,000,000	155,000			6,045,000		6,200,000
Conversion of July 2016 Convertible Notes into Common Shares	2,808,248,547	280,825			1,419,142		1,699,967
Conversion of TFG note into Common Shares	333,333,333	33,333			511,348		544,681
Conversion of BayBridge Note into Common Shares	473,404,630	47,340			330,659		377,999
Conversion of Global Ichiban Note into Common Shares	168,251,234	16,825			146,683		163,508
Loss on Extinguishment of Liabilities					4,481,939		4,481,939
Induced Conversion Costs					500,948		500,948
Warrant Expense					345,774		345,774
Stock based compensation					123,268		123,268
Prior period adjustment - subsidiary						(2,770)	(2,770)
Net Loss						(18,560,130)	(18,560,130)
Balance, December 31, 2017	9,606,597,777	$960,660	60,756	$6	$386,332,475	$(402,495,476)	$(15,202,335)

The accompanying notes are an integral part of these consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2017	2016
Operating Activities:
Net loss	$(18,560,130)	$(38,850,782)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,197,285	3,600,007
Stock based compensation	123,268	888,348
Realized loss (gain) on sale of assets	(1,210,331)	(82,772)
Amortization of financing costs	76,351	137,111
Non-cash interest expense	643,263	948,901
Amortization of debt discount	4,427,086	6,214,060
Bad debt expense	514	122,416
Accrued litigation settlement	(339,481)	(541,279)
Warrant expense	345,774	—
Impairment of inventory	363,377	—
Warranty reserve	(118,754)	(87,543)
Change in fair value of derivatives and loss on extinguishment of liabilities, net	(1,877,629)	6,402,077
Induced conversion expense	635,514	—
Changes in operating assets and liabilities:
Accounts receivable	569,632	1,321,265
Inventories	1,168,585	1,702,564
Prepaid expenses and other current assets	389,910	379,374
Accounts payable	(592,403)	1,492,053
Related party payable	(12,076)
Accrued expenses	172,316	(501,284)
Net cash used in operating activities	(12,597,929)	(16,855,484)
Investing Activities:
Purchase of property, plant and equipment	(6,402)	(51,724)
Proceeds from sale of assets	150,000	82,772
Patent activity costs	(62,652)	(189,455)
Net cash used in investing activities	80,946	(158,407)
Financing Activities:
Proceeds from debt	5,542,500	1,930,000
Repayment of debt	(2,056,845)	(266,027)
Payment of debt financing costs	(20,000)	(81,500)
Proceeds from Committed Equity Line	—	1,056,147
Proceeds from issuance of stock and warrants	9,010,000	14,180,000
Net cash provided by financing activities	12,475,655	16,818,620
Net change in cash and cash equivalents	(41,328)	(195,271)
Cash and cash equivalents at beginning of period	130,946	326,217
Cash and cash equivalents at end of period	$89,618	$130,946
Supplemental Cash Flow Information:
Cash paid for interest	$1,221,843	$417,876
Cash paid for income taxes	$—	$—
Non-Cash Transactions:
Non-cash conversions of preferred stock and convertible notes to equity	$11,835,962	$10,617,764
Non-cash conversions of preferred stock to notes payable	$1,075,000	$—
Make-whole provision on convertible preferred stock	$257,152	$161,988
Non-cash financing costs	$2,500	$—
Debt converted to accounts payable	$55,067	$—
Accounts payable converted to notes payable	$1,587,760	$—
Accounts payable forgiven related to sale of EnerPlex	$1,031,726	$—
Interest converted to principal	$431,195	$—
Common shares issued for commitment fee	$63,750	$—
Initial embedded derivative liabilities	$5,878,345	$5,444,362

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

NOTE 2. BASIS OF PRESENTATION
The accompanying consolidated financial statements have been derived from the accounting records of Ascent Solar Technologies, Inc., Ascent Solar (Asia) Pte. Ltd., and Ascent Solar (Shenzhen) Co., Ltd. (collectively, "the Company") as of December 31, 2017 and December 31, 2016, and the results of operations for the years ended December 31, 2017 and 2016. Ascent Solar (Shenzhen) Co., Ltd. is wholly owned by Ascent Solar (Asia) Pte. Ltd., which is wholly owned by Ascent Solar Technologies, Inc. All significant inter-company balances and transactions have been eliminated in the accompanying consolidated financial statements.

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

Foreign Currencies: Bank account balances held in foreign currencies are translated to U.S. dollars utilizing the period end exchange rate. Gains or losses incurred in connection with the Company’s accounts held in foreign currency were not material for the years ended December 31, 2017 and 2016 and were recorded in “Other Income/(Expense)” in the Consolidated Statements of Operations.

Receivables and Allowance for Doubtful Accounts: Trade accounts receivable are recorded at the invoiced amount as the result of transactions with customers. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company estimates the collectability of accounts receivable using analysis of historical bad debts, customer credit-worthiness and current economic trends. Reserves are established on an account-by-account basis. Account balances are written off against the allowance in the period in which the Company determines that is it probable that the receivable will not be recovered. As of December 31, 2017 and 2016, the Company had an allowance for doubtful accounts of $48,201 and $106,205, respectively.

Inventories: All inventories are stated at the lower of cost or net realizable value, with cost determined using the weighted average method. Inventory balances are frequently evaluated to ensure they do not exceed net realizable value. The computation for net realizable value takes into account many factors, including expected demand, product life cycle and development plans, module efficiency, quality issues, obsolescence and others. Management's judgment is required to determine reserves for obsolete or excess inventory. As of December 31, 2017 and 2016, the Company had inventory reserve balances of $562,140 and $736,663, respectively. If actual demand and market conditions are less favorable than those estimated by management, additional inventory write downs may be required.

Due to the sale of the EnerPlex brand and the re-purposing of our work-in-process inventory, we are unable to estimate the recoverability of all of our work-in process inventory values, resulting in a lower-cost-to-market analysis and reserve for impairment. An expense of $363,377 was recorded to inventory impairment costs for the year ended December 31, 2017. There were no lower of cost or market adjustments during the year ended December 31, 2016.

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

Patents: At such time as the Company is awarded patents, patent costs are amortized on a straight-line basis over the legal life on the patents, or over their estimated useful lives, whichever is shorter. As of December 31, 2017 and 2016, the Company had $1,470,796 and $1,647,505 of net patent costs, respectively. Of these amounts $640,167 and $619,241 represents costs net of amortization incurred for awarded patents, and the remaining $830,629 and $1,028,264 represents costs incurred for patent applications to be filed as of December 31, 2017 and 2016, respectively. During the years ended December 31, 2017 and 2016, the Company capitalized $62,652 and $189,455 in patent costs, respectively, as it worked to secure design rights and trademarks for newly developed products. Amortization expense was $150,928 and $109,517 for the years ended December 31, 2017 and 2016, respectively.

ASCENT SOLAR TECHNOLOGIES, INC.

As of December 31, 2017, future amortization of patents is expected as follows:

2018	$173,439
2019	$153,717
2020	$130,885
2021	$85,760
2022	$56,099
Thereafter	$40,267
$640,167

Impairment of Long-lived Assets: The Company analyzes its long-lived assets (property, plant and equipment) and definitive-lived intangible assets (patents) for impairment, both individually and as a group, whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Events that might cause impairment would include significant current period operating or cash flow losses associated with the use of a long-lived asset or group of assets combined with a history of such losses, significant changes in the manner of use of assets and significant negative industry or economic trends. An undiscounted cash flow analysis is calculated to determine if impairment exists. If impairment is determined to exist, any related loss is calculated using the difference between the fair value and the carrying value of the assets. During the years ended December 31, 2017 and 2016, the Company did not incur impairments of its manufacturing facilities and equipment.

Interest Capitalization: Historically the Company has capitalized interest cost as part of the cost of acquiring or constructing certain assets during the period of time required to get the asset ready for its intended use. The Company capitalized interest to the extent that expenditures to acquire or construct an asset have occurred and interest cost has been incurred.

Convertible Notes: The Company issues, from time to time, convertible notes. Refer to Notes 12, 13, 14, and 15 for further information.

Convertible Preferred Stock: The Company evaluates its preferred stock instruments under FASB ASC 480, "Distinguishing Liabilities from Equity" to determine the classification, and thereby the accounting treatment, of the instruments. Refer to Notes 12, 16, 17, 18, 19, 20, 21, and 22 for further discussion on the classification of each instrument.

Derivatives: The Company evaluates its financial instruments under FASB ASC 815, "Derivatives and Hedging" to determine whether the instruments contain an embedded derivative. When an embedded derivative is present, the instrument is evaluated for a fair value adjustment upon issuance and at the end of every reporting period. Any adjustments to fair value are treated as gains and losses in fair values of derivatives and are recorded in the Consolidated Statements of Operations. Refer to Notes 12, 13, 14, 15, 17, 18, 19, and 20 for further discussion on the embedded derivatives of each instrument.

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

ASCENT SOLAR TECHNOLOGIES, INC.

Revenue Recognition:

Product revenue - The Company generated product revenues of $642,179 and $1,699,802 for the years ended December 31, 2017 and 2016, respectively. Product revenue is generated from commercial sales of flexible PV modules and PV integrated consumer electronics, non-PV integrated power banks and associated accessories. Products are sold through the Company's own e-commerce website, online retailers, direct to retailers and indirectly to retailers through distributors. Revenue is recognized as products are shipped or delivered and title has transferred to the customer. In certain instances, the Company has agreed to refund a portion of the purchase price to customers if the Company decreases its standard retail price. The Company estimates the effect of this price protection and records the difference as a reduction of revenue at the time of sale. We also, in certain instances have provided customers with a right of return provision. In these instances, we defer the recognition of revenues until the provision period has expired. Estimated costs of returns and allowances, other than those specifically pertaining to a right of return provision, and discounts are accrued as a reduction to sales when revenue is recognized. See Marketing and Advertising Costs below for accounting treatment related to cooperative advertising programs.

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

Research, Development and Manufacturing Operations Costs: Research, development and manufacturing operations expenses were approximately $4.8 million and $6.6 million for the years ended December 31, 2017 and 2016, respectively.  Research, development and manufacturing operations expenses include: 1) technology development costs, which include expenses incurred in researching new technology, improving existing technology and performing federal government research and development contracts, 2) product development costs, which include expenses incurred in developing new products and lowering product design costs, and 3) pre-production and production costs, which include engineering efforts to improve production processes, material yields and equipment utilization, and manufacturing efforts to produce saleable product. Research, development and manufacturing operations costs are expensed as incurred, with the exception of costs related to inventoried raw materials, work-in-process and finished goods, which are expensed as Cost of revenue as products are sold.

Marketing and Advertising Costs: The Company advertises in print, television, online and through social media.  The Company will also authorize customers to run advertising campaigns on its behalf through various media outlets. Marketing and advertising costs are expensed as incurred. Marketing and advertising expenses were $189,382 and $2,164,693 for the years ended December 31, 2017 and 2016, respectively.

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

ASCENT SOLAR TECHNOLOGIES, INC.

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

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years (2014-2017) in these jurisdictions. The Company believes its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded.

Net Loss per Common Share: Basic loss per share does not include dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share reflect the potential securities that could share in the earnings of the Company, similar to fully diluted earnings per share. Common stock equivalents outstanding as of December 31, 2017 and 2016 of approximately 3.0 billion and 301.1 million shares have been omitted from loss per share because they are anti-dilutive. Common stock equivalents consist of stock options, unvested restricted stock, warrants, preferred stock, preferred stock make-whole dividend liability amounts (assuming the make-whole dividend liability is paid in common stock in lieu of cash), and convertible notes (assuming the amortization payments are paid in common stock in lieu of cash). Net loss per common share was the same for both basic and diluted methods for the periods ended December 31, 2017 and 2016.

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

Certain long-lived assets and current liabilities have been measured at fair value on a recurring and non-recurring basis. See Note 6. Property, Plant and Equipment, Note 10. Secured Promissory Note, Note 12. July 2016 Convertible Notes and Series H Preferred Stock, Note 13. October 2016 Convertible Notes and Exchange of Series A Preferred Stock, Note 13. St. George Convertible Note, Note 15. BayBridge Convertible Note, Note 17. Series E Preferred Stock, Note 18. Series F Preferred Stock, Note 19. Series G Preferred Stock, Note 20. Series I Preferred Stock and Series I Convertible Notes, Note 21. Series J Preferred Stock and Series J-1 Preferred Stock, and Note 23. Make-whole Dividend Liability. The carrying amount of our long term debt outstanding approximates fair value because our current borrowing rate does not materially differ from market rates for similar bank borrowings. The carrying value for cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and other assets and liabilities approximate their fair values due to their short maturities.

Related Party Transactions: One of the Company's named shareholders is Tertius Financial Group Pte Ltd, of which Mr. Victor Lee, President and Chief Executive Officer of the Company, is Managing Director and 50% shareholder. Accounting for transactions under these agreements is consistent with those defined in our Significant Accounting Policies. See Notes 11 and 27 for further information.

ASCENT SOLAR TECHNOLOGIES, INC.

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

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The update will establish a comprehensive revenue recognition standard for virtually all industries in GAAP. ASU 2014-09 will change the amount and timing of revenue and cost recognition, implementation, disclosures and documentation. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. ASU 2014-09 is now effective for the Company in fiscal year 2018. The Company has evaluated ASU 2014-09, and it will not have a material effect on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize all leases, including operating leases, on the balance sheet as a lease asset or lease liability, unless the lease is a short-term lease. ASU 2016-02 also requires additional disclosures regarding leasing arrangements. ASU 2016-02 is effective for interim periods and fiscal years beginning after December 15, 2018, and early application is permitted. The Company continues to evaluate the impact, that the adoption of this guidance will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including 1) accounting for income taxes, 2) classification of excess tax benefits in the statement of cash flows, 3) forfeitures, 4) minimum statutory tax withholding requirements, 5) cash flow classification of employee taxes withheld in the form of shares, 6) the practical expedient for estimating the expected term, and 7) intrinsic value. The guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. The implementation of ASU 2016-09 did not have a material effect on the Company's consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718). ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for interim periods and fiscal years beginning after December 15, 2017, and early application is permitted. The Company continues to evaluate the impact, if any, that the adoption of this guidance will have on its consolidated financial statements, but does not expect the effect, if any, will be material.

In July 2017, the FASB issued ASU No. 2017-11 Part I, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). ASU 2017-11 Part I changes the classification analysis of certain equity linked financial instruments with down round features. ASU 2017-11 Part I is effective, for public business entities, for interim periods and fiscal years beginning after December 15, 2018, and early application is permitted. The Company is currently evaluating the impact, if any, that the adoption of this guidance will have on its consolidated financial statements.

NOTE 4. LIQUIDITY, CONTINUED OPERATIONS, AND GOING CONCERN

During the years ended December 31, 2017 and 2016, the Company entered into multiple financing agreements to fund operations. Further discussion of these transactions can be found in Notes 8, 10, 11, 12, 13, 14, 15, 17, 18, 19, 20, 21, and 22.

The Company has continued PV production at its manufacturing facility. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented its product strategy. During the year ended December 31, 2017 the Company used approximately $12.6 million in cash for operations. The Company's primary significant long term cash obligation consists of a note payable of approximately $5.5 million to a financial institution secured by a mortgage on its headquarters and manufacturing building in Thornton, Colorado. Total payments of approximately $0.7 million, including principal and interest, will come due in the remainder of 2017.

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As of December 31, 2017, the Company has negative working capital. As such, cash liquidity sufficient for the year ending December 31, 2018 will require additional financing.

ASCENT SOLAR TECHNOLOGIES, INC.

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

Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 5. TRADE RECEIVABLES

Trade receivables, net consist of amounts generated from product sales and government contracts. Accounts receivable totaled $6,658 and $549,204 as of December 31, 2017 and 2016, respectively.

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

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

The following table summarizes property, plant and equipment as of December 31, 2017 and December 31, 2016:

	As of December 31,
	2017	2016
Building	$5,828,960	$5,828,960
Furniture, fixtures, computer hardware and computer software	489,421	489,421
Manufacturing machinery and equipment	30,327,481	30,321,079
Depreciable property, plant and equipment	36,645,862	36,639,460
Less: Accumulated depreciation and amortization	(32,013,686)	(30,983,448)
Net property, plant and equipment	$4,632,176	$5,656,012

The Company analyzes its long-lived assets for impairment, both individually and as a group, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

Depreciation expense for the years ended December 31, 2017 and 2016 was $1,030,237 and $3,486,741, respectively. Depreciation expense is recorded under “Depreciation and amortization expense” in the Consolidated Statements of Operations.

NOTE 7. INVENTORIES
Inventories consisted of the following at December 31, 2017 and December 31, 2016:

	As of December 31,
	2017	2016
Raw materials	$689,000	$833,000
Work in process	12,000	635,000
Finished goods	337,000	1,102,000
Total	$1,038,000	$2,570,000

NOTE 8. NOTES PAYABLE

On February 24, 2017, the Company entered into an agreement with a vendor to convert the balance of their account into three notes payable in the aggregate amount of $765,784. The notes bear interest of 6% per annum and matures on February 24, 2018; all outstanding principal and accrued interest is due and payable upon maturity. As of December 31, 2017, the Company had not made any payments on these notes and the accrued interest was $39,565. As of the date of this filing, this note has matured and is due and payable on demand.

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

On March 23, 2017, the Company entered into an agreement with a vendor to convert the balance of their account into a note payable in the amount of $356,742. The note bears interest of 5% per annum and matures on October 23, 2017; all outstanding principal and accrued interest is due and payable upon maturity. On October 23, 2017, the Company amended its promissory note with this vendor. The amendment extended the note's maturity to November 6, 2017. Again on December 12, 2017, the Company amended its promissory note with this vendor. The amendment extended the note's maturity to March 31, 2018. As of December 31, 2017, the Company had not made any payments on the note and the accrued interest was $13,830.

On June 30, 2017, the Company entered into an agreement with a vendor to convert the balance of their account into a note payable in the amount of $250,000. The note bears interest of 5% per annum and matures on February 28, 2018; all outstanding principal and accrued interest is due and payable upon maturity. As of December 31, 2017, the Company had not made any payments on these notes and the accrued interest was $6,301. As of the date of this filing, this note has matured and is due and payable on demand.

On September 30, 2017, the Company entered into a settlement agreement with a customer to convert the credit balance of their account into a note payable in the amount of $215,234. The note bears interest of 5% per annum and matures on September 30, 2018. Per the settlement agreement, monthly payments of $18,426 were to commence on October 30, 2017. As of December 31, 2017, one of the monthly payments had been made and the remaining principal and interest balances were $197,705 and $2,540, respectively.

NOTE 9. DEBT

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

ASCENT SOLAR TECHNOLOGIES, INC.

As of December 31, 2017, future principal payments on long-term debt are due as follows:

2018	$343,395
2019	366,757
2020	391,709
2021	418,358
2022	446,821
Thereafter	3,494,779
$5,461,819

NOTE 10. SECURED PROMISSORY NOTE

On November 30, 2017, the Company, entered into a note purchase and exchange agreement (the “Note SPA”) with Global Ichiban Ltd (“Investor”), for the private placement of up to $2,000,000 of the Company’s Secured Convertible Promissory Notes (“Notes”) in exchange for $2,000,000 of gross proceeds in several tranches through June 2018, The closing of each tranche is conditioned upon the Company having an average daily trading volume for its Common Stock of at least $50,000 for the 20 trading day period preceding such future tranche closing dates.

Pursuant to the terms of the Note SPA, the Company and the Investor also agreed to exchange certain outstanding securities held by the Investor for additional Notes. As of November 30, 2017, the Investor surrendered for cancellation (i) its outstanding promissory note dated September 13, 2017 ( $3,359,539 principal and accrued interest), (ii) its outstanding promissory note dated October 31, 2017 ($252,466 principal and accrued interest), and (iii) its 400 shares of outstanding Series J Preferred Stock ( $445,222 of capital and accrued dividends). In exchange, the Company issued to the Investor $4,057,227 aggregate principal amount of additional Notes. Please refer to Note 11 for further discussion on the canceled promissory notes and Note 21 on the canceled Series J Preferred Stock shares.

Of the Notes issued on November 30, 2017, $3,359,539 aggregate principal amount will mature on December 15, 2020. Principal and interest will be payable in 36 equal monthly installments beginning January 15, 2018.

Of the Notes issued on November 30, 2017, $697,688 aggregate principal amount will mature on November 30, 2018. Principal and interest will be payable upon maturity.

The $2,000,000 aggregate principal amount of Notes to be issued in the future in tranches pursuant to the Note SPA will mature on the first anniversary of the respective issuance date. Principal and interest will be payable upon maturity. As of December 31, 2017, the closing dates, closing amounts, and maturity dates on completed Note SPA tranches are as follows:

Closing Date	Closing Amount	Maturity Date
11/30/2017	$250,000	11/30/2018
12/28/2017	$250,000	12/28/2018

The Notes will be secured by a security interest on substantially all of the Company’s assets, bear interest at a rate of 12% per annum and contain standard and customary events of default including but not limited to: (i) failure to make payments when due under the Notes, and (ii) bankruptcy or insolvency of the Company. There are no registration rights applicable to the Notes.

All principal and accrued interest on the Notes are convertible at any time, in whole or in part, at the option of the Investor into shares of Common Stock at a variable conversion price equal to the lowest of (i) 85% of the average VWAP for the shares over the prior 5 trading days, (ii) the closing bid price for the shares on the prior trading day, or (iii) $0.002 per share

The Notes may not be converted and shares of Common Stock may not be issued pursuant to the Notes if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 9.99% of the outstanding shares of Common Stock.

As of December 31, 2017, the principal and interest balance of the Notes were $4,557,227 and $44,134, respectively

ASCENT SOLAR TECHNOLOGIES, INC.

Pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion option in the Notes were deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. The fair value measurements rely primarily on Company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with the Notes approximates management’s estimate of the fair value of the embedded derivative liability based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions identified below.

Due to the varying terms and varying issue dates, the tranches of this instrument were broken into three separate instruments for valuation purposes.

1)
The first valuation was done on the November 30, 2017 Note with term of three years. Management's analysis, using the following assumptions: annual volatility of 63% present value discount rate of 12% and a dividend yield of 0%, resulted in a fair value of the embedded derivative associated with this Note of $2,756,074 as of November 30, 2017. The value of the embedded derivative associated with the Note was recorded as a debt discount.

2)
The second valuation was done on the group of Notes dated November 30, 2017, that had a term of one year. Management's analysis, using the following assumptions: annual volatility of 67% present value discount rate of 12% and a dividend yield of 0%, resulted in a fair value of the embedded derivative associated with these Notes of $943,735 as of November 30, 2017. The value of the embedded derivative associated with the Note was recorded as a debt discount.

3)
The third valuation was done on the Note dated December 28, 2017, which had a term of one year. Management's analysis, using the following assumptions: annual volatility of 65% present value discount rate of 12% and a dividend yield of 0%, resulted in a fair value of the embedded derivative associated with this Note of $267,008 as of December 28, 2017. Since the value of the derivative was more than the liability, the entire liability of $250,000 was recorded as a debt discount to be amortized with the liability. The remaining balance of $17,008 was charged to interest expense.

The derivative liability associated with the Notes is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At December 31, 2017, the Company conducted a fair value assessment of the embedded derivative associated with the three valuation groups discussed above.

1)
For the November 30, 2017 3yr Note: Management conducted a fair value assessment with the following assumptions: annual volatility of 63% present value discount rate of 12% and a dividend yield of 0% as of December 31, 2017. As a result of the fair value assessment, the Company recorded a loss of $985,928 as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect the fair value of the embedded derivative of $3,742,002 as of December 31, 2017.

2)
For the November 30, 2017 1yr Notes: Management conducted a fair value assessment with the following assumptions: annual volatility of 60% present value discount rate of 12% and a dividend yield of 0% as of December 31, 2017. As a result of the fair value assessment, the Company recorded a gain of $55,567 as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect the fair value of the embedded derivative of $888,168 as of December 31, 2017.

3)	There were no changes to the December 28, 2017 1yr note, as there was only one trading day for the year following the issuance.

During the fourth quarter of 2017, a net loss of $930,361 had been recorded to reflect the total derivative liability of $4,897,178 as of December 31, 2017.

NOTE 11. PROMISSORY NOTES

Tertius Financial Group Notes and Exchange

On August 29, 2016, the Company entered into a note purchase agreement with Tertius Financial Group Pte. Ltd. ("TFG”) for the private placement of $330,000 of the Company’s original issue discount notes with an original maturity date of November 29, 2016. The notes bear interest of 6% per annum and principal and interest on the notes are payable upon maturity. The notes are unsecured and not convertible into equity shares of the Company.

ASCENT SOLAR TECHNOLOGIES, INC.

On December 6, 2016, the Company issued a new $600,000 original issue discount note to TFG in exchange for (i) $200,000 of additional gross proceeds and (ii) cancellation of the existing outstanding $330,000 note. The new TFG note bears interest at a rate of 6% per annum and matures on December 31, 2017. Principal and interest on the new TFG note is payable at maturity. Following the transaction, the outstanding balance of the new note was $602,000 (including accrued and unpaid interest) with a discount of $60,000.

On January 19, 2017, the Company issued 333,333,333 shares of unregistered common stock in a private placement to TFG pursuant to a Securities Purchase Agreement (the “SPA”).

Pursuant to the SPA, the Company issued the 333,333,333 shares to TFG in exchange for cancellation of its $600,000 promissory note (including accrued interest of $4,340) that was issued by the Company on December 6, 2016. The SPA does not provide any registration rights for the shares issued to TFG.

TFG is a Singapore based entity controlled and 50% owned by Ascent’s President & CEO, Victor Lee, and owns approximately 3% of the Company's outstanding shares at December 31, 2017.

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

On September 13, 2017, the Company and the investor entered into a Promissory Note Exchange Agreement. Pursuant to the agreement, the Investor exchanged and canceled the eleven outstanding promissory notes (with an aggregate principal and accrued interest of $3,504,199) for one new promissory note having a principal amount of approximately $3,504,199.

The new note has a term of three years, bears interest at a rate of 12% per annum, and calls for monthly installment payments of $116,390 commencing on October 13, 2017. The Company has the option to pay monthly installment amounts in the form of shares of common stock. Payments in the form of shares would be calculated using a variable conversion price equal to the lowest of (i) 85% of the average VWAP for the shares over the prior five trading days, (ii) the closing bid price for the shares on the prior trading day, or (iii) $0.004 per share. The Company may not make payments in the form of shares of Common Stock if, after giving effect to the issuance, the holder together with its affiliates would beneficially own in excess of 9.99% of the outstanding shares of Common Stock.

On November 30, 2017, the terms of this note were canceled and the remaining principal and accrued interest balance of $3,359,539 was combined with other instruments into a new Securities Purchase Agreement and secured note with the same investor. Please see Note. 10 for more information.

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

On June 30, 2017, the Company and the private investor agreed to a twelve month payment plan on the balance of this promissory note. Interest will continue to accrue on this note at 12% per annum and payments of approximately $62,000 will be made monthly beginning in July 2017. Four monthly payments were made between July and October of 2017.

As of December 31, 2017, $205,563 of principal and $45,414 of interest had been paid on this note. The outstanding principal and accrued interest balances on the note as of December 31, 2017 were $494,437 and $27,126, respectively.

ASCENT SOLAR TECHNOLOGIES, INC.

On April 6, 2017, the Company initiated a non-convertible, unsecured promissory note with a private investor for $103,000 in exchange for proceeds of $100,000. The discount of $3,000 will be charged to interest expense ratably over the term of the note. The promissory note bears interest of 10% per annum and matures on October 6, 2017. On October 6, 2017, the Company and its investor entered into a Promissory Note Exchange Agreement to convert a promissory note with a principal balance of $103,000 and accrued interest of $5,233 in to common shares. Per the terms of the agreement, the promissory note was canceled and 72,500,000 shares were issued.

On May 8, 2017, the Company initiated a non-convertible, unsecured promissory note with a private investor for $125,000. The promissory note bears interest of 12% per annum and matures on September 8, 2017. On September 8, 2017, the Company redeemed this note, in full, for cash.

On October 31, 2017, the Company initiated a non-convertible, unsecured promissory note with a private investor for $250,000 . The promissory note bears interest of 12% per annum and matures on January 31, 2018. On November 30, 2017, the terms of this note were canceled and the remaining principal and accrued interest balance of $252,466 was combined with other instruments into a new Securities Purchase Agreement and secured note with the same investor. Please see Note. 10 for more information.

On November 16, 2017, the Company initiated a non-convertible, unsecured promissory note with a private investor for $275,000. The promissory note was issued with an original issue discount of $25,000, resulting in proceeds to the company of $250,000. The note does not have a stated interest rate and matures on December 18, 2017. As of December 31, 2017, no payments had been made on this note and the discount had been recorded as interest expense.

During December 2017, the Company received aggregate proceeds of $177,500, from a private investor. These proceeds were incorporated into a promissory note on January 31, 2018. Please refer to Note 30 for further information on this note.

NOTE 12. SERIES H PREFERRED STOCK AND JULY 2016 CONVERTIBLE NOTES

Series H Preferred Stock

On June 9, 2016, the Company entered into a securities purchase agreement with a private investor to issue 2,500 shares of Series H Preferred Stock for $2,500,000. The Company received gross proceeds of $250,000 at Closing. Additional gross proceeds of $580,000 were received by the Company through July 7, 2016. The Company agreed to exchange outstanding Series H Preferred Stock for Senior Secured Convertible Notes (“July 2016 Notes”) on July 13, 2016. At the date of the exchange, the Company had sold and issued 830 shares of Series H Preferred Stock to the private investor in exchange for $830,000 of gross proceeds. Please see the section below for details of the exchange.

July 2016 Convertible Notes

On July 13, 2016, the Company entered into a securities purchase agreement (the “Note SPA”) with the private investor for the private placement of $2,082,600 of the Company’s 4% Original Issue Discount Senior Secured Convertible Promissory Notes (the “July 2016 Convertible Notes”). On July 13, 2016, the Company sold and issued $364,000 principal amount of notes to the investor in exchange for $350,000 of gross proceeds. The Company sold and issued the remaining $1,718,600 principal amount of July 2016 Convertible Notes to the investor in exchange for $1,650,000 of gross proceeds in weekly tranches between July and September 2016.

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

Unless earlier converted or prepaid, all of the July 2016 Convertible Notes will mature July 13, 2017 . The July 2016 Convertible Notes bear interest at a rate of 10% per annum, subject to increase to 24% per annum upon the occurrence and continuance of an event of default. Principal on the July 2016 Convertible Notes is payable on the Maturity Date. Interest on the July 2016 Convertible Notes is payable quarterly. Principal and interest are payable in cash or, if specified equity conditions are met, shares of Common Stock.

The July 2016 Convertible Notes are secured by a security interest in substantially all of the Company’s assets. The subsidiaries of the Company have guaranteed the Company’s obligations under the July 2016 Convertible Notes.

ASCENT SOLAR TECHNOLOGIES, INC.

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

ASCENT SOLAR TECHNOLOGIES, INC.

The following table summarizes the conversion activity on the principal of the July 2106 Convertible Notes:

Conversion Period	Principal Converted	Common Shares Issued
Q4 2016	$152,460	64,000,000
Q1 2017	1,017,732	959,704,543
Q2 2017	682,235	1,865,043,998
	$1,852,427	2,888,748,541

In addition to the $1,852,427 in principal conversions, $3,960 of interest was converted during 2017. As of December 31, 2017, with $1,096,600 of principal payments, $400,017 of interest payments, and $219,320 of redemption penalty payments, the July 2016 Convertible notes had been redeemed in full. The difference in the accrued interest and the paid interest, due to the terms of the settlement agreement, was $22,661 which was credited to interest expense upon full redemption of the instrument.

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

Throughout 2017, the Company recorded the fair value changes of the embedded derivative associated with the July 2016 Convertible Notes as a gain or loss in the "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Condensed Consolidated Statements of Operations. The net gain recorded for the year ended December 31, 2017 was $3,733,348, to properly reflect the elimination of the embedded derivative upon the extinguishment of the liability.

NOTE 13. OCTOBER 2016 CONVERTIBLE NOTES AND EXCHANGE OF SERIES A PREFERRED STOCK

October 2016 Convertible Notes

On October 5, 2016, the Company entered into a securities purchase agreement with a private investor (“Adar Bays”) for the private placement of $330,000 principal amount of October 2016 Convertible Notes. At Closing, the Company sold and issued $330,000 principal amount of October 2016 Convertible Notes to Adar Bays in exchange for $300,000 of gross proceeds.

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

All principal and accrued interest on the October 2016 Convertible Notes are convertible at any time, in whole or in part, at the option of Adar Bays, into shares of common stock at a variable conversion price equal to 80% of the lowest closing bid price of the Company’s common stock for the 15 consecutive trading day period prior to the conversion date. After the six month anniversary of the issuance of any October 2016 Convertible Note, the conversion price for such note shall thereafter be equal to 50% of the lowest closing bid price of the Company’s common stock for the 15 consecutive trading day period prior to the conversion date.

The October 2016 Convertible Notes contain standard and customary events of default including but not limited to: (i) failure to make payments when due under the October 2016 Convertible Notes; and (ii) bankruptcy or insolvency of the Company.

Outstanding principal and accrued interest on the October 2016 Convertible Notes were $330,000 and $24,860, respectively as of December 31, 2017.

ASCENT SOLAR TECHNOLOGIES, INC.

Pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion option in the October 2016 Convertible Notes were deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. At closing, a derivative liability and a corresponding debt discount in the amount of $330,000 was recorded. The fair value of the derivative was greater than the face value at issuance and the difference of $341,114 was charged to interest expense at issuance. The remaining debt discount will be charged to interest expense ratably over the life of the October 2016 Convertible Notes. As of December 31, 2016, the fair value of the derivative liability was $544,746.

The derivative liability associated with the October 2016 Convertible Notes is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At December 31, 2017, the Company conducted a fair value assessment of the embedded derivative associated with the October 2016 Convertible Notes. As a result of the fair value assessment, the Company recorded a $279,442 loss as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Condensed Consolidated Statements of Operations for the three months ended December 31, 2017. The net loss recorded for the year ended December 31, 2017 was $27,897, to properly reflect the fair value of the embedded derivative of $572,643 as of December 31, 2017.

The fair value measurements rely primarily on Company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with the October 2016 Convertible Notes approximates management’s estimate of the fair value of the embedded derivative liability at December 31, 2017 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 65% present value discount rate of 12% and dividend yield of 0%.

Exchange of Outstanding Series A Preferred Stock for Convertible Notes

In 2013, the Company completed private placement to one accredited investor (the “Series A Holder”) of its Series A Convertible Preferred Stock. Prior to the exchange agreement described below the Company had $165,541 shares of Series A Preferred Stock that remained outstanding as of October 6, 2016.

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

NOTE 14. ST. GEORGE CONVERTIBLE NOTE

On September 8, 2017, the Company entered into a securities purchase agreement with St. George Investments, LLC (“Investor”), for the private placement of $1,725,000 principal amount of the Company’s Original Issue Discount Convertible Promissory Notes.

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

Beginning six months after the issuance of the convertible notes, the Company also has the option (subject to customary equity conditions) to pay redemption amounts in the form of shares of common stock. Payments in the form of shares would be calculated using a variable conversion price equal to the lower of (i) 85% of the average VWAP for the shares over the prior 5 trading days or (ii) the closing bid price for the shares on the prior trading day.

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

In connection with the closing under the Note SPA, the Company issued $37,500,000 unregistered shares of common stock to the Investor as an origination fee. The closing stock price on the date of close was $0.0017 resulting in an interest expense of $63,750 being recorded as of the date of close.

The Notes may not be converted and shares of Common Stock may not be issued pursuant to the Notes if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 4.99% of the outstanding shares of Common Stock. Per the conditions of the SPA, a reserve of 1.88 billion shares was set up out of our authorized and unissued shares.

During the fourth quarter of 2017, we made cash payments of $191,667 on this note, and as of December 31, 2017, the principal balance on this note was $1,705,833. In lieu of making the December 2017 payment, the share reserve was increased by 3 billion shares.

Pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion option in the Notes were deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. At closing, a derivative liability and a corresponding debt discount in the amount of $468,095 was recorded.

The derivative liability associated with the Notes is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At December 31, 2017, the Company conducted a fair value assessment of the embedded derivative associated with the Notes. As a result of the fair value assessment, the Company recorded a $151,504 loss as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Condensed Consolidated Statements of Operations for the three months ended December 31, 2017. The net gain recorded for the year ended December 31, 2017 was $73,815, to properly reflect the fair value of the embedded derivative of $394,280 as of December 31, 2017.

The fair value measurements rely primarily on Company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with the Notes approximates management’s estimate of the fair value of the embedded derivative liability at December 31, 2017 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 62% present value discount rate of 12% and dividend yield of 0%.

NOTE 15. BAYBRIDGE CONVERTIBLE NOTE

On December 6, 2017, the Company entered into a securities exchange agreement (the “Exchange Agreement”) with BayBridge Capital Fund LP (“BayBridge”).

Pursuant to the terms of the Exchange Agreement, the Investor agreed to surrender and exchange 675 shares of outstanding Series J Preferred Stock ($755,417 of capital and accrued dividends). In exchange, the Company issued to the Investor an unsecured promissory note with an aggregate principal amount of $840,000 (the “Exchange Note”), with an original issue discount of $84,583. Please refer to Note 21 for further discussion on the Series J Preferred Stock.

The Exchange Note is unsecured, has no applicable registration rights, bears interest at a rate of 12% per annum, matures on December 6, 2018, and contains standard and customary events of default including but not limited to: (i) failure to make payments when due under the Exchange Note, and (ii) bankruptcy or insolvency of the Company. Principal and interest are payable upon maturity.

Payments of principal and accrued interest on the Exchange Note are payable in cash or, at the option of the Company, in shares of Common Stock at a variable conversion price equal to the lowest of (i) 85% of the average VWAP for the shares over the prior 5 trading days, (ii) the closing bid price for the shares on the prior trading day, or (iii) $0.003 per share. Payments in shares of Common Stock may not be issued pursuant to the Exchange Note if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 9.99% of the outstanding shares of Common Stock.

Pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion option in the Exchange Note was deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. December 6, 2017, the derivative liability associated with the promissory note was $1,048,311. Since the value of the derivative was more than the liability and the original issue discount, the entire undiscounted liability of $755,417 was recorded as a debt discount to be amortized over the life of the liability. The remaining $292,894 was charged to interest expense.

The derivative liability associated with the Exchange Note is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At December 31, 2017, the Company conducted a fair value assessment of the embedded derivative associated with the Exchange Note. As a result of the fair value assessment, the Company recorded a $505,578 gain as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Condensed Consolidated Statements of Operations, for the year ended December 31, 2017, to properly reflect the fair value of the embedded derivative of $542,733 as of December 31, 2017.

The fair value measurements rely primarily on Company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with the Exchange Note approximates management’s estimate of the fair value of the embedded derivative liability at December 31, 2017 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 61%, present value discount rate of 12% and dividend yield of 0%.

As of December 31, 2017, principal of $275,000 had been converted into 404,411,765 shares of common stock and no cash payments of principal or interest had been made. The principal and accrued interest balances as of December 31, 2017 were $565,000 and $4,825, respectively.

NOTE 16. SERIES A PREFERRED STOCK

In June 2013, the Company entered into a Securities Purchase Agreement with an investor to sell an aggregate of 750,000 shares of Series A Preferred Stock at a price of $8 per share, resulting in gross proceeds of $6,000,000. This purchase agreement included warrants to purchase up to 13,125 shares of common stock of the Company. The transfer of cash and securities took place incrementally, the first closing occurring on June 17, 2013 with the transfer of 125,000 shares of Series A Preferred Stock and a warrant to purchase 2,187 shares of common stock for $1,000,000. The final closings took place in August 2013, with the transfer of 625,000 shares of Series A Preferred Stock and a warrant to purchase 10,938 shares of common stock for $5,000,000.

Holders of Series A Preferred Stock are entitled to cumulative dividends at a rate of 8% per annum when and if declared by the Board of Directors in its sole discretion. The dividends may be paid in cash or in the form of common stock (valued at 10% below market price, but not to exceed the lowest closing price during the applicable measurement period), at the discretion of the Board of Directors. The dividend rate on the Series A Preferred Stock is indexed to the Company's stock price and subject to adjustment. In addition, the Series A Preferred Stock contains a make-whole provision whereby, conversion or redemption of the preferred stock within 4 years of issuance will require dividends for the full four year period to be paid by the Company in cash or common stock (valued at 10% below market price, but not to exceed the lowest closing price during the applicable measurement period). This make-whole provision expired in June 2017 and future conversions and redemptions will be paid out with accrued dividends per the holding period of the shares of Series A Preferred stock. Please see Note 23 for more information.

The Series A Preferred Stock may be converted into shares of common stock at the option of the Company if the closing price of the common stock exceeds $232, as adjusted, for 20 consecutive trading days, or by the holder at any time. The Company has the right to redeem the Series A Preferred Stock at a price of $8 per share, plus any accrued and unpaid dividends, plus the make-whole amount (if applicable). At December 31, 2017, the preferred shares were not eligible for conversion to common shares at the option of the Company. The holder of the preferred shares may convert to common shares at any time, at no cost, at a ratio of 1 preferred share into 1 common share (subject to standard ratable anti-dilution adjustments). Upon any conversion (whether at the option of the Company or the holder), the holder is entitled to receive any accrued but unpaid dividends.

On October 6, 2016, the Series A Holder entered into an exchange agreement (the “Exchange Agreement”) with Adar Bays. Pursuant to the exchange agreement, beginning December 5, 2016, Adar Bays has the option to exchange, from time to time, all or any portion of the October 2016 Convertible Notes (see Note 13) for outstanding shares of Series A Preferred Stock from the Series A Holder.

As of December 31, 2017, Adar Bays had elected to exchange all outstanding October 2016 Convertible Notes, in accordance with the exchange agreement, resulting in the exchange of 104,785 shares of Series A Preferred Stock. As of December 31, 2017, Adar Bays had also converted their 104,785 shares of Series A Preferred Stock, and the related make whole dividend, which resulted in the issuance of 173,946,250 shares of common stock.

Except as otherwise required by law (or with respect to approval of certain actions), the Series A Preferred Stock shall have no voting rights. Upon any liquidation, dissolution or winding up of the Company, after payment or provision for payment of debts and other liabilities of the Company, the holders of Series A Preferred Stock shall be entitled to receive, pari passu with any distribution to the holders of common stock of the Company, an amount equal to $8 per share of Series A Preferred Stock plus any accrued and unpaid dividends.

As of December 31, 2017, there were 60,756 shares of Series A Preferred Stock outstanding and accrued and unpaid dividends of $279,815.

NOTE 17. SERIES E PREFERRED STOCK AND THE COMMITTED EQUITY LINE

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

The private investor had available to them a new conversion price beginning on June 9, 2016 as a result of the Series H Preferred Stock transaction further described in Note 12. Shares of the Series E Preferred Stock are now convertible, at the option of the private investor, into common stock at a variable conversion price equal to 70% of (i) the lowest VWAP of our common stock for the ten consecutive trading day period prior to the conversion date or (ii) the lowest closing bid price of our common stock for the ten consecutive trading day period prior to the conversion date. The following table summarizes the conversion activity of the Series E Preferred Stock:

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

ASCENT SOLAR TECHNOLOGIES, INC.

Holders of the Series E Preferred Stock will be entitled to dividends in the amount of 7% per annum. During the year ended December 31, 2017, the holder converted dividends in the amount of $11,948 on the Series E Preferred Stock, resulting in the issuance of 25,160,171 shares of common stock. On September 30, 2017, the Company paid $2,013 in cash for the remaining accrued dividends.

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

As of December 31, 2017, all outstanding shares of Series E Preferred Stock, along with all accrued dividends, had either been converted or redeemed.

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

At September 30, 2017, the Company recorded the reduction of the remaining embedded derivative associated with the Series E Preferred Stock of $121,390 as a gain in the "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Condensed Consolidated Statements of Operations. The net gain recorded for the year ended December 31, 2017 was $140,748, to properly reflect the elimination of the embedded derivative as of December 31, 2017.

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

From time to time, the Company may direct the private investor, at its sole discretion and subject to certain conditions, to purchase an amount of shares of common stock up to the lesser of (i) $1,000,000 or (ii) 300% of the average daily trading volume of the Company’s common stock over the preceding ten trading day period. The per share purchase price for shares of common stock to be sold by the Company under the CEL purchase agreement shall be equal to 80% of the average of the two lowest VWAPs of the common stock for the ten consecutive trading day period prior to the purchase date. In total, the Company directed the private investor to purchase $3,056,147 of common stock which resulted in the issuance of 1,368,000 shares of common stock.

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

While not officially terminated, the CEL is no longer active and the Company does not consider this a viable source of capital.

NOTE 18. SERIES F PREFERRED STOCK

On January 19, 2016, the Company entered into a securities purchase agreement with a private investor for the sale of $7,000,000 of the Company’s newly designated Series F Preferred Stock.

ASCENT SOLAR TECHNOLOGIES, INC.

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

Shares of the Series F Preferred Stock (including the amount of any accrued and unpaid dividends thereon) are convertible, at the option of the holder, into common stock at a fixed conversion price equal to $5 per share. If certain defined default events occur, the conversion price would thereafter be reduced (and only reduced), to equal 70% of the average of the two lowest VWAPs of our common stock for the twenty consecutive trading day period prior to the conversion date.

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

The private investor had available to them a new conversion price beginning on June 9, 2016 as a result of the Series H Preferred Stock transaction further described in Note 12. Shares of the Series F Preferred Stock are now convertible, at the option of the private investor, into common stock at a variable conversion price equal to 70% of (i) the lowest VWAP of our common stock for the ten consecutive trading day period prior to the conversion date or (ii) the lowest closing bid price of our common stock for the ten consecutive trading day period prior to the conversion date.

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

The following table summarizes the conversion activity of the Series F Preferred Stock:

Conversion Period	Principal Converted	Dividends Converted	Common Shares Issued
Q1 2016	$2,168,402	$19,896	2,183,991
Q2 2016	$3,234,000	$66,931	6,649,741
Q3 2016	$1,261,648	$54,096	81,917,367
Q4 2016	$175,949	$9,168	27,276,006
Q3 2017	$20,000	$—	18,181,818
Q4 2017	$107,000	$467	172,552,354
	$6,966,999	$150,558	308,761,277

ASCENT SOLAR TECHNOLOGIES, INC.

Holders of the Series F Preferred Stock are entitled to dividends in the amount of 7% per annum. As of December 31, 2017, all shares and accrued dividends had been converted and no balance remained.

The Company classified the Series F Preferred Stock as a liability pursuant to ASC 480 on the closing date due to the structure of the financing agreement, whereby the Company has an unconditional obligation that the Company may settle by issuing a variable number of common shares with a monetary value that is fixed and known at inception.

Pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion option in the Series F Preferred Stock was deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. At closing, a derivative liability and a corresponding debt discount in the amount of $1,666,000 were recorded. The debt discount will be charged to interest expense ratably over the life of the Series F Preferred Stock. The derivative balance was $255,324, as of December 31, 2016.

At December 31, 2017, the Company recorded the reduction of the remaining embedded derivative associated with the Series F Preferred Stock of $42,347 as a gain in the "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Condensed Consolidated Statements of Operations. The net gain recorded for the year ended December 31, 2017 was $255,324, to properly reflect the elimination of the embedded derivative as of December 31, 2017.

NOTE 19. SERIES G PREFERRED STOCK

On April 29, 2016, the Company entered into a securities purchase agreement with private investors to issue 2,000 shares of Series G Preferred Stock for $2,000,000. The Company issued 2,000 shares of Series G Preferred Stock to the private investors, in various tranches between April and June 2016, resulting in gross proceeds to the Company of $2,000,000.

Holders of the Series G Preferred Stock are entitled to dividends in the amount of 10% per annum. One year after issuance, the Company is required to redeem for cash all or any portion of the outstanding shares of the Series G Preferred Stock at a price per share equal to $1,000 plus any accrued but unpaid dividends thereon.

Assignment of Series G Preferred Stock

Beginning September 19, 2016, the two private investors (the “Series G Sellers”) entered into assignment agreements with accredited investors (the “Series G Purchasers”). Under the terms of the assignment agreements, the Series G Sellers may sell all 2,000 outstanding shares of Series G Preferred Stock to the Series G Purchasers for a purchase price of $1,000 per share of Series G Preferred Stock (plus the amount of any accrued and unpaid dividends thereon). During 2016 and 2017, the Series G Sellers had sold 1,795 shares of Series G Preferred Stock, representing a value of $1,795,000, to the Series G Purchasers.

On September 21, 2016, the Company filed a Certificate of Amendment to the Certificate of Designations of Preferences, Rights and Limitations of Series G Preferred Stock with the Secretary of State of the State of Delaware. The Certificate of Amendment amends the conversion price at which the Series G Preferred Stock can be converted into shares of common stock. Shares of the Series G Preferred Stock (including the amount of any accrued and unpaid dividends thereon) were previously convertible at the option of the private investors into common stock at a fixed conversion price of $1 per share. As amended, the conversion price is equal to the lowest of (i) $0.045, (ii) 70% of the lowest volume weighted average price of the Company’s common stock for the ten consecutive trading day period prior to the conversion date or (iii) 70% of the lowest closing bid price of the Company’s common stock for the ten consecutive trading day period prior to the conversion date. The following table summarizes the conversion activity of the Series G Preferred Stock:

Conversion Period	Principal Converted	Dividends Converted	Common Shares Issued
Q4 2016	$892,000	$37,895	245,726,283
Q1 2017	$372,000	$25,970	327,718,386
Q2 2017	$526,000	$49,096	1,337,776,821
	$1,790,000	$112,961	1,911,221,490

On June 29, and June 30, 2017, the Company redeemed the remaining 210 outstanding shares, and the related accrued dividends for cash payments in the amount of $232,440. As of December 31, 2017, all Series G Preferred Stock Shares, and the related accrued dividends, had either been converted or redeemed.

ASCENT SOLAR TECHNOLOGIES, INC.

The Company classified the Series F Preferred Stock as a liability pursuant to ASC 480 on the closing date due to the structure of the financing agreement, whereby the Company has an unconditional obligation that the Company may settle by issuing a variable number of common shares with a monetary value that is fixed and known at inception.

Pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion option in the Series G Preferred Stock was deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. At December 31, 2016, the fair value of the derivative liability was $361,831.

The net gain recorded for the year ended December 31, 2017 was $361,831, to properly reflect the elimination of the embedded derivative as of December 31, 2017.

Conversion Inducement and Disposal Price Guarantee

On January 17, 2017, one of the Series G Preferred Stock holders (“Holder A”) requested a conversion of 100 shares of Series G Preferred Stock, $100,000 face value, including accrued dividends of $6,147, into common stock of the Company at a conversion price of $0.00112 which would have resulted in the issuance of 95,014,884 shares of common stock. At the date of the request the Company did not have enough authorized shares to execute the conversion request and therefore entered into an agreement with Holder A to honor the conversion price of $0.00112 and issue the 95,014,884 shares of common stock upon the increase of the authorized common shares of the Company. The actual conversion occurred on March 17, 2017 which would have been a conversion price of $0.00168. In conjunction with the conversion price agreement the Company agreed to provide a minimum disposal price guarantee to the Holder A of $0.003 on the tranche of 95,014,884 shares. If Holder A fails to dispose of these shares at $0.003 or above the Company will issue additional shares of common stock to make up the difference between the minimum disposal price of $0.003 and the price that Holder A disposed of the shares.

During the year ended December 31, 2017, in accordance with ASC 470-20-40-16, the Company recorded expense of $79,179 related to the conversion inducement and expense of $134,566 related to the disposal price guarantee.

On June 29, 2017, the Company and Holder A agreed to settle the disposal price guarantee liability in cash instead of shares of the Company's common stock. The liability was paid in three equal monthly installments commencing on June 30, 2017. As of December 31, 2017, the Company had repaid the liability in full.

NOTE 20. SERIES I PREFERRED STOCK AND SERIES I CONVERTIBLE NOTES

Series I Preferred Stock

On July 26, 2016, the Company entered into a securities purchase agreement with a private investor for the placement of approximately 1,000 of the Company’s Series I Preferred Stock. At Closing, the Company issued a total of 536 shares of Series I Preferred Stock to the private investor in exchange for the cancellation of an outstanding $536,000 promissory note (including accrued interest) of the Company held by the private investor.

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

Series I Exchange Convertible Notes

On September 13, 2016, the Company and the investor entered into an Exchange Agreement (the “Exchange Agreement”). Under the terms of the Exchange Agreement, the investor has the right, from time to time, to surrender to the Company for cancellation and exchange any shares of Series I Preferred Stock it acquires pursuant to the Assignment Agreement. Any surrendered shares of Series I Preferred Stock would be exchanged for newly issued Exchange Convertible Notes. The principal amount of Exchange Convertible Notes to be issued in exchange shall be equal to (i) $1,000 for each share of Series I Preferred Stock surrendered for exchange plus (ii) the amount of any dividends accrued and unpaid on such Series I Preferred Stock surrendered for exchange. During the year ended December 31, 2016, the investor exercised their option to exchange 326 Series I Preferred Shares, representing a value of $326,000, and accrued dividends of $6,633, resulting in the creation of $332,633 of Exchange Convertible Notes.

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

All principal and accrued interest on the Exchange Convertible Notes are convertible at any time, in whole or in part, at the option of the investor, into shares of common stock at a variable conversion price equal to the lowest of (i) the lowest closing bid price of our common stock for the ten consecutive trading day period prior to the conversion date or (ii) 70% of the lowest VWAP of our common stock for the ten consecutive trading day period prior to the conversion date. The following table summarizes the conversion activity of the Exchange Convertible Notes, which were converted in full as of December 31, 2017:

Conversion Period	Principal Converted	Interest Converted	Common Shares Issued
Q3 2016	$15,000	$—	1,470,588
Q4 2016	$91,563	$—	13,346,274
Q1 2017	$70,000	$—	50,503,662
Q2 2017	$37,535	$—	86,987,428
Q3 2017	$118,535	$10,268	306,675,548
	$332,633	$10,268	458,983,500

On July 31, 2017, the remaining interest balance of $5,255 was paid in cash.

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

The net gain recorded for the year ended December 31, 2017 was $196,617, to properly reflect the elimination of the embedded derivative as of July 31, 2017.

NOTE 21. SERIES J PREFERRED STOCK AND SERIES J-1 PREFERRED STOCK

Series J Preferred Stock

On September 19, 2016, the Company entered into a securities purchase agreement with one accredited investor for the private placement of $1,350,000 of the Company’s newly designated Series J Convertible Preferred Stock (“Series J Preferred Stock”). During September and October 2016, the Company issued 1,350 shares of Series J Preferred Stock in exchange for proceeds of $1,350,000.

ASCENT SOLAR TECHNOLOGIES, INC.

On March 29, 2017, the accredited investor (the “Series J Seller”) entered into an assignment agreement with a private investor (the “Series J Purchaser”). Under the terms of the assignment agreement, the Series J Seller may sell 250 outstanding shares of Series J Preferred Stock to the Series J Purchaser for a purchase price of $1,000 per share of Series J Preferred Stock, plus the amount of any accrued and unpaid dividends. Again on April 4, 2017, the Series J Seller entered into an assignment agreement with the same Series J Purchaser to sell an additional 600 shares of the Series J Preferred Stock at a purchase price of $1,000 per share, plus the amount of any accrued and unpaid dividends. During the year ended December 31, 2017, the Series J Seller sold an aggregate of 850 shares to the Series J Seller for an aggregate proceeds of $850,000.

Holders of the Series J Preferred Stock are entitled to dividends in the amount of 10% per annum. Shares of the Series J Preferred Stock (including the amount of any accrued and unpaid dividends thereon) are convertible at the option of the holder into common stock at a fixed conversion price of $0.015 per share. During 2017, no shares of the Series J Preferred Stock had been converted at the fixed conversion price; 275 shares of Series J Preferred Stock were converted under conversion inducement offers (see Conversion Inducement Offers discussion below). One year after issuance, the Company is required to redeem for cash all or any portion of the outstanding shares of the Series J Preferred Stock at a price per share equal to $1,000 plus any accrued but unpaid dividends thereon.

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

On March 29, 2017, the Company offered to lower the conversion price, applicable to 125 shares of Series J Preferred Stock. The reduced conversion rate was $0.00105 calculated by giving a 30% discount to the lowest closing bid price in a ten day look back period resulting in the issuance of 125,429,895 shares of common stock. In accordance with ASC 470-20, the Company recorded a conversion expense of $186,640 related to the inducement offer.

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

As a result of these inducement offers, the Company re-evaluated the embedded conversion feature of the Series J Preferred Stock. Upon original issuance, the embedded conversion feature was determined to not require bifurcation, in accordance with ASC 815-10. Due to the inducement offers described above, the Company no longer believes the embedded conversion feature should remain unbifurcated.

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

The net gain recorded for the year ended December 31, 2017 was $705,024, to properly reflect the elimination of the embedded derivative as of December 31, 2017.

Exchange Agreements

On November 30, 2017, the Company entered into an exchange agreement with one of the Series J holders. Under the terms of the agreement, the Series J Holder agreed to surrender their 400 outstanding shares of Series J Preferred Stock, with a value of $400,000, and $45,222 in accrued dividends, in return for a secured promissory note. Please see Note 10 for further discussion on the secured promissory note.

ASCENT SOLAR TECHNOLOGIES, INC.

On December 6, 2017, the the Company entered into an exchange agreement with one of the Series J holders. Under the terms of the agreement, the Series J Holder agreed to surrender their 675 outstanding shares of Series J Preferred Stock, with a value of $675,000, and $80,417 in accrued dividends, in return for a promissory note. Please see Note 15 for further discussion on the promissory note.

As of December 31, 2017, there were no outstanding shares of Series J Preferred Stock and no accrued and unpaid interest.

Series J-1 Preferred Stock

On October 14, 2016, the Company entered into a securities purchase agreement with a private investor to issue 1,000 shares of Series J-1 Preferred Stock for $1,000,000. The Company issued a total of 700 shares of Series J-1 Preferred Stock to the private investor in exchange for gross proceeds of $700,000.

Shares of the Series J-1 Preferred Stock (including the amount of any accrued and unpaid dividends thereon) may be converted, at the option of the holder, into common stock at a fixed conversion price of $0.0125 per share. Holders of the Series J-1 Preferred Stock are entitled to dividends in the amount of 10% per annum. One year after issuance, the Company is required to redeem for cash, all or any portion of the outstanding shares of Series J-1 Preferred Stock at a price per share equal to $1,000 plus any accrued but unpaid dividends thereon.

On August 10, 2017, the Company and the investor entered into a redemption agreement whereby the Company agreed to redeem $700,000 face value of Series J-1 Preferred Stock plus accrued dividends of $55,305 by issuing 500 million shares of common stock and a warrant to purchase 250 million shares of common stock.

The warrant is exerciseable, at a fixed exercise price of $0.003, on the issuance date through the first anniversary of the issuance date. The Warrant may not be exercised if, after giving effect to the exercise, the holder of the Warrant, together with its affiliates, would beneficially own in excess of 9.99% of the outstanding shares of common stock.

NOTE 22. SERIES K PREFERRED STOCK

On February 8, 2017, the Company, entered into a securities purchase agreement (“Series K SPA”) with a private investor (“Investor”), for the private placement of up to $20 million of the Company’s newly designated Series K Convertible Preferred Stock (“Series K Preferred Stock”).

Per the terms of the Series K SPA, the Company was scheduled to sell 1,000 shares of Series K Preferred Stock to Investor in exchange for $1,000,000 of gross proceeds on or before each of (i) February 24, 2017, (ii) March 27, 2017, (iii) April 27, 2017, (iv) May 27, 2017 and (v) June 27, 2017. The Company was also scheduled to sell 15,000 shares of Series K Preferred Stock to the Investor in exchange for $15,000,000 of gross proceeds on or before July 27, 2017. As of December 31, 2017, the Company had sold 9,010 shares of Series K Preferred Stock in exchange for $9,010,000 in cash proceeds from the private investor. The Company does not expect to receive any more funding from this investor as of December 31, 2017. The following summarizes the closings and proceeds received as of December 31, 2017:

Closing Period	Preferred Series K Shares Purchased	Closing Amount
Q1 2017	150	$150,000
Q2 2017	4,100	$4,100,000
Q3 2017	4,760	$4,760,000
	9,010	$9,010,000

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

ASCENT SOLAR TECHNOLOGIES, INC.

Conversion Period	Preferred Series K Shares Converted	Value of Series K Preferred Shares	Common Shares Issued
Q2 2017	3,200	$3,200,000	800,000,000
Q3 2017	3,000	$3,000,000	750,000,000
	6,200	$6,200,000	1,550,000,000

As of December 31, 2017, the investor owned approximately 16% of the Company's outstanding common stock and there are 2,810 shares of Series K Preferred Stock Outstanding, representing a value of $2,810,000.

The Company is required to redeem for cash any outstanding shares of the Series K Preferred Stock at a price per share equal to $1,000 plus any accrued but unpaid dividends (if any) thereon on the fifth anniversary of the date of the original issue of such shares.

NOTE 23. MAKE-WHOLE DIVIDEND LIABILITY

In June 2013, the Company entered into a Series A Preferred Stock Purchase Agreement. Holders of Series A Preferred Stock are entitled to cumulative dividends at a rate of 8% per annum, with the dividend rate being indexed to the Company's stock price and subject to adjustment. Conversion or redemption of the Series A Preferred Stock within four years of issuance requires the Company pay a make-whole dividend to the holders, whereby dividends for the full four year period are to be paid in cash or common stock (valued at 10% below market price).

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

Between December 2016 and March 2017, a Preferred Series A holder converted 104,785 shares of Series A Preferred Stock, and the related make whole dividend of $419,140, which resulted in the issuance of 173,946,250 shares of common stock.

On June 17, 2017, the make-whole dividend reached maturity. As such, the Company eliminated the Make-Whole derivative liability, moving the remaining balance of $274,583 to accrued interest and dividends, and began accruing additional dividends on the Series A Preferred Stock as they occur. Please refer to Note 16 for further information on the Series A Preferred Stock and the associated accrued and unpaid dividends.

NOTE 24. STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

At December 31, 2017, the Company had 20 billion shares of common stock, $0.0001 par value, authorized for issuance. Each share of common stock has the right to one vote. As of December 31, 2017, the Company had 9,606,597,777 shares of common stock outstanding. The Company has not declared or paid any dividends related to the common stock through December 31, 2017.

Preferred Stock

At December 31, 2017, the Company had 25,000,000 shares of preferred stock, $0.0001 par value, authorized for issuance. Preferred stock may be issued in classes or series. Designations, powers, preferences, rights, qualifications, limitations and restrictions are determined by the Company’s Board of Directors.  The following table summarizes the designations, shares authorized, and shares outstanding for the Company's Preferred Stock:

ASCENT SOLAR TECHNOLOGIES, INC.

Preferred Stock Series Designation	Shares Authorized	Shares Outstanding
Series A	750,000	60,756
Series B-1	2,000	—
Series B-2	1,000	—
Series C	1,000	—
Series D	3,000	—
Series D-1	2,500	—
Series E	2,800	—
Series F	7,000	—
Series G	2,000	—
Series H	2,500	—
Series I	1,000	—
Series J	1,350	—
Series J-1	1,000	—
Series K	20,000	2,810

Series A Preferred Stock

Refer to Note 16 descriptions of Series A Preferred Stock.

Series B-1, B-2, C, D, and D-1 Preferred Stock

There were no transactions involving the Series B-1, B-2, C, D, or D-1 during the years ended December 31, 2016 and December 31, 2017.

Series E Preferred Stock
Refer to Note 17 descriptions of Series E Preferred Stock.

Series F Preferred Stock
Refer to Note 18 descriptions of Series F Preferred Stock.
Series G Preferred Stock
Refer to Note 19 descriptions of Series G Preferred Stock.

Series H Preferred Stock
Refer to Note 12 descriptions of Series H Preferred Stock.

Series I Preferred Stock
Refer to Note 20 descriptions of Series I Preferred Stock.
Series J Preferred Stock
Refer to Note 21 descriptions of Series J Preferred Stock.

Series J-1 Preferred Stock
Refer to Note 21 descriptions of Series J-1 Preferred Stock.

Series K Preferred Stock
Refer to Note 22 descriptions of Series K Preferred Stock.

ASCENT SOLAR TECHNOLOGIES, INC.

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

On December 15, 2017, the Company issued a warrant for 200 million shares of common stock in connection with a consulting agreement. The warrant is exerciseable, at a fixed exercise price of $0.0018, on the issuance date through the June 30, 2018. The Warrant may not be exercised if, after giving effect to the exercise, the holder, together with its affiliates, would beneficially own in excess of 9.99% of the Company's outstanding shares of common stock.

The Company conducted a fair value assessment of the warrant upon issuance using a Black Scholes model with the following inputs: stock price on the date of issuance of $0.0008, stock volatility of 99%, and a risk free rate of 1.48%. Using these parameters, the Company calculated a fair value of $10,035 and recorded a corresponding expense on the Company's consolidated and condensed statement of operations.

The following table summarizes warrant activity:

	Warrant Shares	Warrant Weighted Average Exercise Price
Outstanding at December 31, 2016	—	$—
Granted	700,000,000	$0.003
Exercised	—	$—
Canceled	—	$—
Outstanding at December 31, 2017	700,000,000	$0.003
Exercisable at December 31, 2017	700,000,000	$0.003

NOTE 25. EQUITY PLANS AND SHARE-BASED COMPENSATION

Stock Option Plan: The Company’s 2005 Stock Option Plan, as amended (the “Stock Option Plan”) provides for the grant of incentive or non-statutory stock options to the Company’s employees, directors and consultants. The stock Option Plan initially reserved 170,000 shares (as adjusted for the Reverse Stock Split) of the Company's common stock for option awards to eligible employees. Upon recommendation of the Board of Directors, the stockholders approved an increase in the total shares of common stock reserved for issuance under the Stock Option Plan to 270,000 during 2015.

ASCENT SOLAR TECHNOLOGIES, INC.

Restricted Stock Plan: The Company’s 2008 Restricted Stock Plan, as amended (the “Restricted Stock Plan”) was adopted by the Board of Directors and was approved by the stockholders on July 1, 2008. The Restricted Stock Plan initially reserved up to 75,000 shares (as adjusted for the Reverse Stock Split) of the Company’s common stock for restricted stock awards and restricted stock units to eligible employees, directors and consultants of the Company. Upon recommendation of the Board of Directors, the stockholders approved an increase in the total shares of common stock reserved for issuance under the Restricted Stock Plan to 125,000 and 750,000 shares during 2015 and 2016, respectively. There were no changes to the plan in 2017.

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

The share-based compensation expense recognized in the Consolidated Statements of Operations was as follows:

	For the years ended December 31,
	2017	2016
Share-based compensation cost included in:
Research and development	$18,231	$181,985
Selling, general and administrative	105,037	706,363
Total share-based compensation cost	$123,268	$888,348

The following table presents share-based compensation expense by type:

	For the years ended December 31,
	2017	2016
Type of Award:
Stock Options	$96,939	$377,653
Restricted Stock Units and Awards	26,329	510,695
Total share-based compensation cost	$123,268	$888,348

Stock Options: The Company recognized share-based compensation expense for stock options of $97,000 to officers, directors and employees for the year ended December 31, 2017 related to stock option awards, reduced for estimated forfeitures. There were no option grants during the year ended December 31, 2017, and the weighted average estimated fair value of employee stock options granted for the years ended December 31, 2016 was $1.35 per share. Fair value was calculated using the Black-Scholes Option Pricing Model with the following assumptions:

	For the years ended December 31,
	2017	2016
Expected volatility	—%	114.6%
Risk free interest rate	—%	1.5%
Expected dividends	—	—
Expected life (in years)	0	5.8 years

ASCENT SOLAR TECHNOLOGIES, INC.

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

As of December 31, 2017, total compensation cost related to non-vested stock options not yet recognized was $36,000 which is expected to be recognized over a weighted average period of approximately 1.2 years. As of December 31, 2017, 67,000 shares were vested or expected to vest in the future at a weighted average exercise price of $30.71. As of December 31, 2017, 189,475 shares remained available for future grants under the Option Plan.

The following table summarizes stock option activity within the Stock Option Plan:

	Stock Option Shares	Stock Options Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2015	73,870	$56.43	8.84
Granted	33,250	$1.35		$1,540
Exercised	—	—
Canceled	(30,206)	41.15
Outstanding at December 31, 2016	76,914	$37.67	8.28
Granted	—	$—		$—
Exercised	—	—
Canceled	(6,283)	31.23
Outstanding at December 31, 2017	70,631	$29.61	7.32
Exercisable at December 31, 2017	52,364	$37.75

Restricted Stock: The Company recognized share-based compensation expense related to restricted stock grants of approximately $26,000 for the year ended December 31, 2017. There were no restricted stock grants during the year ended December 31, 2017, and the weighted average estimated fair value of restricted stock grants for the year ended December 31, 2016 was $1.97.

There are no unvested shares of restricted stock as of December 31, 2017, and there is no unrecognized share-based compensation expense from restricted stock. As of December 31, 2017, approximately 496,000 shares remained available for future grants under the Restricted Stock Plan.

The following table summarizes stock option activity within the Restricted Stock Plan:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	20,487	5.59
Granted	245,414	1.97
Vested	(176,693)
Forfeited	(28,618)
Non-vested at December 31, 2016	60,590	1.84
Granted	—	—
Vested	(59,390)
Forfeited	(1,200)
Non-vested at December 31, 2017	—	—

ASCENT SOLAR TECHNOLOGIES, INC.

NOTE 26. INCOME TAXES

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

At December 31, 2017, the Company had $321,066,413 of cumulative net operating loss carryforwards for federal income tax purposes that were available to offset future taxable income through the year 2037. Under the Internal Revenue Code, the future utilization of net operating losses may be limited in certain circumstances where there is a significant ownership change. The Company prepared an analysis for the year ended December 31, 2012 and determined that a significant change in ownership has occurred as a result of the cumulative effect of the sales of common stock through its offerings. Such change limited the Company's utilizable net operating loss carryforwards to $234,024,680 for the year ended December 31, 2017. Available net operating loss carryforwards may be further limited in the event of another significant ownership change.

Deferred income taxes reflect an estimate of the cumulative temporary differences recognized for financial reporting purposes from that recognized for income tax reporting purposes. At December 31, 2017 and 2016, the components of these temporary differences and the deferred tax asset were as follows:

	As of December 31
	2017	2016
Deferred Tax Asset
Current:
Accrued Expenses	$—	$192,000
Inventory Allowance	141,000	234,000
Other	13,000	43,000
Total Current	154,000	469,000
Non-current:
Stock Based Compensation-Stock Options and Restricted Stock	1,058,000	1,919,000
Tax effect of NOL carryforward	67,852,000	79,384,000
Depreciation	8,748,000	17,406,000
Amortization	(368,000)	(637,000)
Warranty reserve	14,000	68,000
Total Non-current	77,304,000	98,140,000
Net deferred tax asset	77,458,000	98,609,000
Less valuation allowance	(77,458,000)	(98,609,000)
Net deferred tax asset	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical losses and projections of future taxable income over the periods in which the deferred tax assets are deductible, management believes it is not "more-likely-than-not" that the Company will realize the benefits of these deductible differences at December 31, 2017. The Company’s deferred tax valuation allowance of $77,458,000 reflected above is a decrease of $21,151,000 from the valuation allowance reflected as of December 31, 2016 of $98,609,000.

As of December 31, 2017, the Company has not recorded a liability for uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax (benefit)/expense. No interest and penalties related to uncertain tax positions were accrued at December 31, 2017.

ASCENT SOLAR TECHNOLOGIES, INC.

The Company’s effective tax rate for the years ended December 31, 2017 and 2016 differs from the statutory rate due to the following (expressed as a percentage of pre-tax income):

	2017	2016
Federal statutory rate	35.0%	35.0%
State statutory rate	2.8%	2.6%
Change in rate	—%	(0.4)%
Permanent tax differences	(2.3)%	(0.1)%
Change in fair value of derivatives	8.4%	0.9%
Deemed interest expense on debt discount	(5.5)%	(5.1)%
Loss on extinguishment of liabilities	(4.9)%	(5.9)%
Other	(0.9)%	(1.8)%
Increase in valuation allowance	(32.6)%	(25.6)%
	—%	—%

NOTE 27. RELATED PARTY TRANSACTIONS

On August 29, 2016, the Company entered into a note purchase agreement with Tertius Financial Group Pte. Ltd. ("TFG”) for the private placement of $330,000 of the Company’s original issue discount notes with an original maturity date of November 29, 2016. The notes bear interest of 6% per annum and principal and interest on the notes are payable upon maturity. The notes are unsecured and not convertible into equity shares of the Company.

On December 6, 2016, the Company issued a new $600,000 original issue discount note to TFG in exchange for (i) $200,000 of additional gross proceeds and (ii) cancellation of the existing outstanding $330,000 note. The new TFG note bears interest at a rate of 6% per annum and matures on December 31, 2017. Principal and interest on the new TFG note is payable at maturity. Following the transaction, the outstanding balance of the new note was $602,000 (including accrued and unpaid interest) with a discount of $60,000.

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

TFG is a Singapore based entity controlled and 50% owned by Ascent’s President & CEO, Victor Lee, and owns approximately 3% of the Company's outstanding shares at December 31, 2017.

All related party transactions were approved by our independent board of directors.

NOTE 28. COMMITMENTS AND CONTINGENCIES

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

On April 16, 2014, the parties settled the lawsuit where the Company agreed to pay Jefferies a total of $2.0 million in equal installments over 40 months. The Company paid $339,481 during the year ended December 31, 2017.

The Company records a liability in its financial statements for costs related to claims, including settlements and judgments, where the Company has assessed that a loss is probable and an amount can be reasonably estimated. The Company accrued $1.7 million, the net present value of the $2.0 million settlement, as of December 31, 2013. As of December 31, 2017, the settlement had been redeemed in full and there was no remaining accrued litigation settlement, recorded as a current liability on the Consolidated Balance Sheets.

NOTE 29. RETIREMENT PLAN

On July 1, 2006, the Company adopted a qualified 401(k) plan which provides retirement benefits for all of its eligible employees. Under the plan, employees become eligible to participate at the first entry date, provided they are at least 21 years of age. The participants may elect through salary reduction to contribute up to ceilings established in the Internal Revenue Code. The Company will match 100% of the first six percent of employee contributions. In addition, the Company may make discretionary contributions to the Plan as determined by the Board of Directors. Employees are immediately vested in all salary reduction contributions. Rights to benefits provided by the Company’s discretionary and matching contributions vest 100% after the first year of service for all employees hired before January 1, 2010. For employees hired after December 31, 2009, matching contributions vest over a three-year period, one-third per year. Payments for 401(k) matching totaled $199,669 and $338,230 for the years ended December 31, 2017 and 2016, respectively. Payments for 401(k) matching are recorded under “Research, development and manufacturing operations" expense and “Selling, general and administrative" expense in the Consolidated Statements of Operations.

NOTE 30. SUBSEQUENT EVENTS

Secured Promissory Notes

Between January 11, 2018 and March 21, 2018, the Company received the remaining $1,500,000 in proceeds per the Securities Purchase Agreement dated November 30, 2017 (Note 10). The funding occurred in six tranches as follows:

Date Received	Amount Received	Maturity Date
1/11/2018	$250,000	1/11/2019
1/25/2018	$250,000	1/25/2019
2/8/2018	$250,000	2/8/2019
2/22/2018	$250,000	2/22/2019
3/7/2018	$250,000	3/7/2019
3/21/2018	$250,000	3/21/2019

Between January 4, 2018 and March 26, 2018, the Company made five payments of $250,000 in stock. The aggregate payments of $1,250,000 resulted in the issuance of 2,450,980,392 shares of the Company's common stock.

As of the date of this report, the total principal balance of the notes under the aforementioned Securities Purchase Agreement was $4,665,675.

Promissory Notes

On January 31, 2018, the Company and a private investor entered into a promissory note agreement for the $177,500 of aggregate proceeds received in December 2017 (Note11). This $200,000 original issue discount note is unsecured, was issued with a discount of $22,500, bears interest at 12% per annum, and matures on December 29, 2018. As of the date of this filing, the principal balance on this note is $200,000.

On February 16, 2018, the Company received $30,000 in proceeds from a private investor. As of the date of this filing, the Company is expecting more funding from this investor and has not yet finalized the note.

St. George Convertible Note

In lieu of the cash payments for January and February 2018, we increased the reserve for the St. George Convertible Note by 2 billion shares, to a total of 6.88 billion shares.

On March 12, 2018, the investor, pursuant to the terms of the Convertible Promissory Note dated September 11, 2017 (Note 14), elected to redeem a portion of the note in conversion shares. On this date, the investor redeemed $75,000 of the note, resulting n the issuance of 187,500,000 shares of the Company's common stock. These shares were drawn out of the reserve created for this note the remaining reserves are 6.69 billion. As of the date of this report, the remaining principal balance on the St. George Convertible Note is $1,630,833.

BayBridge Convertible Note

On March 26, 2018, pursuant to the terms of the Convertible Promissory Note dated November 30, 2017, the investor converted $105,000 in principal and $20,717 in interest into shares of the Company's common stock, resulting in the issuance of 493,006,549 shares. As of the date of this report, the remaining principal balance on the BayBridge Convertible Note is $460,000.