Form 10-K/A
period 2017-12-31
Ascent Solar Technologies, Inc.
filed 2018-04-27
CIK 1350102

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
Ascent Solar Technologies, Inc.
(Exact name of registrant as specified in its charter)
 _______________________________________________________

Delaware	20-3672603
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12300 Grant Street, Thornton, CO	80241
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number including area code: 720-872-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value per share	The OTC Market
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $2.9 million based upon the last reported sale price of the registrant's common stock on that dates as reported by OTC Market.
As of April 25, 2018, there were 14,186,509,555 shares of our common stock issued and outstanding.

ASCENT SOLAR TECHNOLOGIES, INC.
Form 10-K/A
for the Fiscal Year ended December 31, 2017

EXPLANATORY NOTE

Ascent Solar Technologies, Inc. filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Original Form 10-K”), with the U.S. Securities and Exchange Commission (the “SEC”) on March 29, 2018. The Company is filing this Amendment No. 1 to the Original Form 10-K (this “Form 10-K/A”) solely for the purpose of including in Part III, the information that was to be incorporated by reference from the Company’s definitive proxy statement for its 2018 Annual Meeting of Stockholders. This Form 10-K/A hereby amends and restates in their entirety Items 10 through 14 of Part III of the Original Form 10-K.
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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS AND DIRECTORS

Our executive officers, continuing directors and director nominees, their ages and positions with us as of April 25, 2018, are as follows:

Name	Age	Position
Victor Lee	50	President and Chief Executive Officer, Director
Amit Kumar, Ph.D.	53	Chairman of the Board, Director
Kim J. Huntley	63	Director
G. Thomas Marsh	74	Director

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

CORPORATE GOVERNANCE
Overview
Our Bylaws provide that the size of our Board of Directors is to be determined from time to time by resolution of the Board of Directors, but shall consist of at least two and no more than nine members. Our Board of Directors currently consists of four members. The Board has determined that the following directors are “independent” as required by the listing standards of the OTC Market and by our corporate governance guidelines: Dr. Kumar, Mr. Huntley and Mr. Marsh.
Our Certificate of Incorporation provides that the Board of Directors will be divided into three classes. Our Class 1 director is Dr. Amit Kumar. Our Class 2 directors are Kim J. Huntley and G. Thomas Marsh. Our Class 3 director is Victor Lee. The term of Dr. Kumar will expire at the Company's 2018 annual stockholder meeting. Upon the recommendation of the Nominating and Governance Committee, the Board has nominated Dr. Kumar as the Class 1 director nominee.
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
Our Audit Committee is comprised of Mr. Huntley, Dr. Kumar and Mr. Marsh. Mr. Huntley serves as Chairman of the Audit Committee. The Board has determined that all members of the Audit Committee are independent under the rules of the OTC Market, and that Mr. Huntley qualifies as an “audit committee financial expert,” as defined by the rules of the SEC.
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
Our Compensation Committee is comprised of Mr. Marsh, Mr. Huntley and Dr. Kumar. Mr. Marsh serves as Chairman of the Compensation Committee. Our Board has determined that all members of the Compensation Committee are independent under the rules of the OTC Market.

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

Our Nominating and Governance Committee is comprised of Dr. Kumar, Mr. Huntley, and Mr. Marsh. Dr. Kumar serves as Chairman of our Nominating and Governance Committee. Our Board has determined that all members of the Nominating and Governance Committee are independent under the rules of OTC Market.
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

Number of Meetings
The Board held a total of 12 meetings in 2017. Our Audit Committee held 7 meetings, our Compensation Committee held 4 meetings, and our Nominating and Governance Committee held 4 meetings in 2017. Each director attended at least 75% of the aggregate of the total number of meetings of the Board and the Board committees on which he served.

Board Member Attendance at Annual Stockholder Meetings
Although we do not have a formal policy regarding director attendance at annual stockholder meetings, directors are encouraged to attend these annual meetings absent extenuating circumstances. Our 2017 annual meeting was attended by one director serving at the time.
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
Director Compensation
In 2017, our independent directors each earned an annual cash retainer of $20,000. In addition our chairman of the Board earned additional cash compensation of $100,000. None of the cash fees earned in 2017 have been paid and no restricted stock was awarded during the year ended December 31, 2017.
The following Director Compensation Table summarizes the compensation of each of our non-employee directors for services rendered to us during the year ended December 31, 2017:
2017 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Comp ($)	Total ($)
Amit Kumar	120,000	—	—	120,000
Kim J. Huntley	20,000	—	—	20,000
G. Thomas Marsh	20,000	—	—	20,000

Victor Lee	—	—	—	—

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
Communication with the Board of Directors
Stockholders may communicate with the Board by sending correspondence to our Chairman, c/o the Corporate Secretary, at our corporate address on the cover of this Form 10-K/A. It is our practice to forward all such correspondence to our Chairman, who is responsible for determining whether to relay the correspondence to the other members of the Board.

Item 11. Executive Compensation
Compensation of Executive Officers in 2017
The following Summary Compensation Table sets forth certain information regarding the compensation of our principal executive officer for services rendered in all capacities to us during the years ended December 31, 2017 and 2016.
Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	All Other Comp($)(4)	Total ($)
Victor Lee - Chief Executive Officer	2017	303,069	—	—	—	—	303,069
	2016	325,385	—	36,000	12,000	—	373,385

(1)	Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for awards of stock awards granted during the year ended December 31, 2016.

(2)	Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for options granted during the year ended December 31, 2016.
Executive Employment Agreements
On April 4, 2014, we entered into an employment agreement with Mr. Lee. The employment agreement provides that Mr. Lee will receive an annual base salary of $300,000, subject to annual adjustments as determined by our board. Mr. Lee will also be eligible for an annual bonus of up to 100% of his base salary as determined at the sole discretion of our board or compensation committee. Under this agreement, if the Company terminates Mr. Lee without cause, Mr. Lee is entitled to receive twelve months of base salary from the date of termination. In addition, if Mr. Lee is terminated without Cause, an additional portion of his stock options will become vested. In addition, the employment agreement provides that Mr. Lee is eligible to participate in the Company’s standard benefit plans and programs.
As provided in the employment agreement, Mr. Lee was granted stock options to purchase 1,000 shares of the Company’s common stock. These options vest in four equal annual installments on the first, second, third and fourth anniversaries of the employment agreement date, with an exercise price of $110.00 per share. These options expire on April 4, 2024.
The following table sets forth information concerning the outstanding equity awards granted to the named executive officers as of April 20, 2018.

Outstanding Equity Awards at Fiscal Year-End 2017

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options(#)		Option Exercise Price($/sh)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Name	Exercisable	Unexercisable
Victor Lee (1)	1,000	—	$130.00	3/1/2023	—	—
	1,000	—	$110.00	4/4/2024	—	—
	10,000	—	$20.20	2/11/2025	—	—
	5,000	5,000	$12.20	6/18/2025	—	—
	10,000	—	$1.20	3/10/2026	—	—

Vesting dates of securities underlying unexercised options and stock awards not yet vested as of April 25, 2018:

(1) $130.00 options - 500 vested on 3/1/14 and 500 vested on 3/1/15. $110.00 Options - 250 vested on 4/4/15, 250 vested on 4/4/16, 250 vested on 4/4/17, and 250 vested on 4/4/18. $20.20 Options - 5,000 vested on 2/11/16 and 5,000 vested on 2/11/17. $12.20 Options - 5,000 vested on 6/18/17 and 5,000 vesting on 6/18/18. $1.20 options - 5,000 vested on 3/10/17 and 5,000 vested on 3/10/18.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2017 relating to all of our equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	67,014	$41.98	685,323

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table shows information regarding the beneficial ownership of our common stock by our directors, executive officers, former executive officers and greater than 5% beneficial owners as of April 25, 2018.
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power and all shares issuable upon exercise of options or the vesting of restricted stock within 60 days of April 20, 2018. For purposes of calculating the percentage of our common stock beneficially owned, the number of shares of our common stock includes 14,186,509,555 shares of our common stock outstanding as of April 25, 2018.
Unless otherwise indicated, each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned. The address for each director or named executive officer is c/o Ascent Solar Technologies, Inc., 12300 North Grant Street, Thornton, Colorado 80241.

Name of Beneficial Owner	No. of Shares Beneficially Owned	Percentage
5% Stockholders:
Hong Kong Boone Group Limited (1)	2,252,500,000	15.88%
St. George Investments, LLC (2)	1,417,232,305	9.99%
BayBridge Capital, LLC (3)	1,417,232,305	9.99%
Seng Wei Seow (4)	1,417,232,305	9.99%
Global Ichiban (5)	1,417,232,305	9.99%
Named Executive Officers and Directors:
Victor Lee (6)	62,000	*
Amit Kumar, Ph D.	46,751	*
Kim J. Huntley	29,487	*
G. Thomas Marsh	30,583	*
All directors and executive officers as a group (4 persons)	168,821	*
* Less than 1.0%

(1)
The address of Hong Kong Boone Group Limited (“Boone”) is Room 1117, Hollywood Plaza, 610 Nathan Road, Mongkok, Kowloon, Hong Kong. Consists of shares of common stock owned as of April 25, 2018 and additional shares of common stock issuable, within sixty days of such date, upon conversion of Series K Preferred Stock.

(2)
The address of St. George Investment Group, LLC ("St. George") is 303 E Wacker Drive, Suite 1040, Chicago, IL 60601. Consists of shares of common stock owned as of April 25, 2018 and additional shares of common stock issuable, within sixty days of such date, upon the conversion certain convertible notes. The convertible notes contain conversion limitations providing that St. George may not be issued shares of common stock (whether by means of conversion of the convertible notes or otherwise) if, after giving effect to such issuance, St. George would beneficially own in excess of 9.99% of the Company's outstanding shares of common stock. Does not include any other shares of common stock that could be issued to St. George if such 9.99% limitation does not apply.

(3)
The address of BayBridge Capital ("BayBridge"), LLC is 401 E Las Olas Blvd., Fort Lauderdale, FL. Consists of shares of common stock owned as of April 25, 2018 and additional shares of common stock issuable as of such date upon conversion (exercisable at the option of the Company) of certain convertible notes. The convertible notes contain conversion limitations providing that BayBridge Capital may not be issued shares of common stock (whether by means of conversion of the convertible notes or otherwise) if, after giving effect to such issuance, Baybridge Capital would beneficially own in excess of 9.99% of the Company's outstanding shares of common stock. Does not include any other shares of common stock that may be issued to BayBridge if such limitation does not apply.

(4)
The address for Seng Wei Seow (“Seow”) is 17 Jalan Haji Salam, Singapore 468784. Consists of shares of common stock owned as of April 25, 2018 and additional shares of common stock issuable as of such date upon conversion of shares of Series A preferred stock and certain convertible notes.

(5)
The address of Global Ichiban Ltd. (“Global Ichiban”) is 20 Cross Street #02-18, China Square Central, Singapore 048422. Consists of shares of common stock owned as of April 25, 2018 and additional shares of common stock issuable as of such date upon conversion (exercisable at the option of the Company) of Secured Promissory Notes owned by Global Ichiban. The Secured Promissory Notes contain conversion, exercise and issuance limitations providing that Global Ichiban may not be issued shares of common stock (whether by means of conversion or otherwise) if after giving effect to such issuance Global Ichiban would beneficially own in excess of 9.9% of the Company's outstanding shares of common stock. Does not include any other shares of common stock that may be issued to Global Ichiban if such 9.9% limitation does not apply.

(6)
Does not include 333,333,333 shares of common stock held by Tertius Financial Group Pte. Ltd. (“Tertius”). Mr. Lee is managing director and a 50% owner of Tertius. Mr. Lee disclaims beneficial ownership of our securities held by by Tertius except to the extent of his pecuniary interest.

Item 13. Certain Relationships and Related Transactions, and Director Independence

RELATED PARTY TRANSACTIONS

Relationship with Tertius Financial Group Pte. Ltd.

Tertius Financial Group Pte. Ltd. (“Tertius”) is an investment firm located in Singapore. Victor Lee, the Company’s President and CEO, is a managing director and 50% owner of Tertius. As of April 25, 2018 Tertius owned approximately 2% of the Company's outstanding common stock.
On August 29, 2016 the Company issued a $330,000 original issue discount note to Tertius Financial Group (“TFG”), in exchange for $300,000 of gross proceeds. On December 6, 2016, the Company issued a new $600,000 original issue discount note to Tertius in exchange for (i) $200,000 of additional gross proceeds and (ii) cancellation of the existing outstanding $330,000 note. This note bears interest at a rate of 6% per annum and will mature December 31, 2017. This note is not convertible into equity shares of the Company and is unsecured. See Notes 10 and 27 to our Consolidated Financial Statements for more information.
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
Under the agreement, the Company is scheduled to sell 1,000 shares of Series K Preferred Stock to Boone in exchange for $1,000,000 of gross proceeds on or before each of (i) February 24, 2017, (ii) March 27, 2017, (iii) April 27, 2017, (iv) May 27, 2017 and (v) June 27, 2017. The Company will sell 15,000 shares of Series K Preferred Stock to Boone in exchange for $15,000,000 of gross proceeds on or before July 27, 2017. The closing of this tranche is conditioned upon the Company and Investor agreeing to mutually satisfactory restrictions providing that Company’s use of such $15,000,000 proceeds shall be limited to $1,000,000 per month. As of April 26, 2017, $600,000 in cash proceeds have been received from Boone. As of April 19, 2018, the Company had sold 9,010 shares of Series K Preferred Stock in exchange for $9,010,000 in cash proceeds from the private investor. The Company does not expect to receive any further funding from this investor.

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

The Company is required to redeem for cash any outstanding shares of the Series K Preferred Stock at a price per share equal to $1,000 plus any accrued but unpaid dividends (if any) thereon on the fifth anniversary of the date of the original issue of such shares. See Note 22 of our Consolidated Financial Statements for further information about the Series K Preferred Stock.

Relationship with Seng Wei Seow
As of April 25, 2018, the Company has entered into several financing agreements with Seng Wei Seow ("SWS"). SWS owns 60,756 shares of Series A Preferred Stock and is the owner of a promissory note with an outstanding balance of $494,437 and convertible notes with an outstanding principal amount of $330,000. For further discussion on these instruments, please refer to Notes 11, 13, and 16 of our Consolidated Financial Statements.

Relationship with BayBridge Capital, LLC
On December 6, 2017, the Company entered into a securities exchange agreement (the “Exchange Agreement”) with BayBridge Capital Fund LP (“BayBridge”).

Pursuant to the terms of the Exchange Agreement, the Investor agreed to surrender and exchange 675 shares of outstanding Series J Preferred Stock ($755,417 of capital and accrued dividends). In exchange, the Company issued to the investor an unsecured promissory note with an aggregate principal amount of $840,000 (the “Exchange Note”), with an original issue discount of $84,583. Please refer to Note 21 of our Consolidated Financial Statements for further discussion on the Series J Preferred Stock.

The Exchange Note is unsecured, has no applicable registration rights, bears interest at a rate of 12% per annum, matures on December 6, 2018, and contains standard and customary events of default including but not limited to: (i) failure to make payments when due under the Exchange Note, and (ii) bankruptcy or insolvency of the Company. Principal and interest are payable upon maturity.

Payments of principal and accrued interest on the Exchange Note are payable in cash or, at the option of the Company, in shares of Common Stock at a variable conversion price equal to the lowest of (i) 85% of the average VWAP for the shares over the prior 5 trading days, (ii) the closing bid price for the shares on the prior trading day, or (iii) $0.003 per share. Payments in shares of Common Stock may not be issued pursuant to the Exchange Note if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 9.99% of the outstanding shares of Common Stock. See Note 15 of our Consolidated Financial Statements for further information on the Exchange Note.

Relationship with Global Ichiban
On November 30, 2017, the Company, entered into a note purchase and exchange agreement (the “Note SPA”) with Global Ichiban Ltd, for the private placement of up to $2,000,000 of the Company’s Secured Convertible Promissory Notes (“Notes”) in exchange for $2,000,000 of gross proceeds in several tranches through June 2018.

Pursuant to the terms of the Note SPA, the Company and the Global Ichiban also agreed to exchange certain outstanding securities held by the investor for additional Notes. As of November 30, 2017, the Investor surrendered for cancellation (i) its outstanding promissory note dated September 13, 2017 ( $3,359,539 principal and accrued interest), (ii) its outstanding promissory note dated October 31, 2017 ($252,466 principal and accrued interest), and (iii) its 400 shares of outstanding Series J Preferred Stock ($445,222 of capital and accrued dividends). In exchange, the Company issued to Global Ichiban $4,057,227 aggregate principal amount of additional Notes. Please refer to Note 11 of our Consolidated Financial Statements for further discussion on the canceled promissory notes and Note 21 of our Consolidated Financial Statements on the canceled Series J Preferred Stock shares.

Of the Notes issued on November 30, 2017, $3,359,539 aggregate principal amount will mature on December 15, 2020. Principal and interest will be payable in 36 equal monthly installments beginning January 15, 2018.

Of the Notes issued on November 30, 2017, $697,688 aggregate principal amount will mature on November 30, 2018. Principal and interest will be payable upon maturity.

The $2,000,000 aggregate principal amount of Notes were issued in multiple tranches, between November 30, 2017 and March 21, 2018, and will mature on the first anniversary of the respective issuance date, between November 30, 2108 and April 21, 2019. Principal and interest are payable upon maturity.

The Notes will be secured by a security interest on substantially all of the Company’s assets, bear interest at a rate of 12% per annum and contain standard and customary events of default including but not limited to: (i) failure to make payments when due under the Notes, and (ii) bankruptcy or insolvency of the Company. There are no registration rights applicable to the Notes.

All principal and accrued interest on the Notes are convertible at any time, in whole or in part, at the option of the Investor into shares of Common Stock at a variable conversion price equal to the lowest of (i) 85% of the average VWAP for the shares over the prior 5 trading days, (ii) the closing bid price for the shares on the prior trading day, or (iii) $0.002 per share.

The Notes may not be converted and shares of Common Stock may not be issued pursuant to the Notes if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 9.99% of the outstanding shares of Common Stock. See Note 10 of our Consolidated Financial Statements for further information on the Secured Promissory Notes.

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

Director Independence

Our Board of Directors has determined that three out of our five directors are independent directors, as defined under the applicable rules of the OTC Market listing standards. The independent directors are Messrs. Kumar, Huntley and Marsh.

Item 14. Principal Accounting Fees and Services

PRINCIPAL ACCOUNTANTS

Fees for audit and related services by our accounting firm, Hein & Associates LLP, for the years ended December 31, 2017 and 2016 were as follows:

	2017	2016
Audit fees	$138,239	$236,530
Audit related fees	17,590	15,600
Total audit and audit related fees	$155,829	$252,130
Tax fees	0	0
All other fees	0	0
Total Fees	$155,829	$252,130

Audit fees for Hein & Associates LLP for fiscal year 2017 and 2016 represent aggregate fees during the audit of the financial statements, interim reviews of the quarterly financial statements and consents and comfort letters.

On November 15, 2017, following the completion of the combination with Moss Adams, LLP, Hein & Associates, LLP (“Hein”) informed the Company of its resignation as the Company’s independent registered public accounting firm, effective immediately, which resignation was accepted by the audit committee of the Company's board of directors on November 16, 2017.

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

On December 14, 2017, the Company’s audit committee and board of directors approved the engagement of Haynie & Company as our new independent registered public accounting firm to audit and review the Company’s financial statements.

Fees for audit and related services by our accounting firm, Haynie & Company, for the years ended December 31, 2017 and 2016 were as follows:

	2017	2016
Audit fees	$125,000	$0
Audit related fees	0	0
Total audit and audit related fees	$125,000	$0
Tax fees	0	0
All other fees	0	0
Total Fees	$125,000	$0

Audit fees for Haynie & Company for fiscal year 2017 represents aggregate fees for the 2017 annual audit of the financial statements.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements—No financial statements are filed with this Form 10-K/A. The financial statements and notes thereto were included as part of the 10-K filed with the SEC on March 29, 2018.

(2)
Financial Statement Schedules—Supplemental schedules are not provided because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(3)	Exhibits: See Item 15(b) below.
(b) Exhibits: See Exhibit Index.

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

Exhibit No.	Description
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

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form SB-2 filed on January 23, 2006 (Reg. No. 333-131216))
4.2	Certificate of Designations of Series A Preferred Stock (filed as Exhibit 4.2 to our Registration Statement on Form S-3 filed July 1, 2013 (Reg. No. 333-189739))
4.3	Form of Warrant (filed as Exhibit 4.3 to our Registration Statement on Form S-3 filed July 1, 2013 (Reg. No. 333-189739))

Exhibit No.	Description
4.4	Certificate of Designations of Series B-1 and B-2 Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed October 30, 2013)
4.5	Certificate of Designations of Series C Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed April 2, 2014)
4.6	Certificate of Designations of Preferences, Rights and Limitations of Series D Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed November 17, 2014)
4.7	Certificate of Designations of Preferences, Rights and Limitations of Series D-1 Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed February 20, 2015)
4.8	Certificate of Designations, Preferences and Rights of the Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 10, 2015)
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

10.17	Right to Receive Common Stock dated April 29, 2016 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed May 2, 2016)
10.18	Right to Receive Common Stock dated April 29, 2016 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed May 2, 2016)
10.19	Series G Securities Purchase Agreement dated April 29, 2016 (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed May 2, 2016
10.20	Series G Securities Purchase Agreement dated April 29, 2016 (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed May 2, 2016
10.21	Series H Securities Purchase Agreement dated June 9, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 9, 2016)

Exhibit No.	Description
10.22	Series H Registration Rights Agreement dated June 9, 2016 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed June 9, 2016)
10.23†	Seventh Amended and Restated 2005 Stock Option Plan (incorporated by reference to Annex C of our definitive proxy statement dated April 22, 2016)†
10.24†	Seventh Amended and Restated 2008 Restricted Stock Plan Stock Option Plan Plan (incorporated by reference to Annex B of our definitive proxy statement dated April 22, 2016)†
10.25	Series I Securities Purchase Agreement dated July 26, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 28, 2016)
10.26	Form of 10% Convertible Note (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed September 14, 2016)
10.27	Exchange Agreement dated September 13, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 14, 2016)
10.28	Series J Securities Purchase Agreement dated September 19, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 23, 2016)
10.29	Securities Purchase Agreement for Notes dated October 5, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 11, 2016)
10.30	Note due December 5, 2016 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed October 11, 2016)
10.31	Note due January 3, 2017 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed October 11, 2016)
10.32	Note due February 3, 2017 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed October 11, 2016)
10.33	Exchange Agreement dated October 5, 2016 (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed October 11, 2016)
10.34	Series J-1 Securities Purchase Agreement dated October 14, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 20, 2016)

Exhibit No.	Description
10.35	Note dated December 2, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 8, 2016)
10.36	Note dated December 6, 2016 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed December 8, 2016)
10.37	Note dated December 13, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 19, 2016)
10.38	Note dated December 30, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 6, 2017)
10.39	Note dated January 10, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 17, 2017)
10.40	$300,000 Note dated January 16, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 20, 2017)
10.41	$700,000 Note dated January 17, 2017 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed January 20, 2017)
10.42	Securities Purchase Agreement dated January 19, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 24, 2017)
10.43	Note dated February 7, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 9, 2017)
10.44	Series K Securities Purchase Agreement dated February 8, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 14, 2017)
10.45	Note dated February 13, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 17, 2017)
10.46	$400,000 Note dated February 27, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March1, 2017)
10.47	Intellectual Property Disposal Agreement dated as of January 25, 2017 and effective February 23, 2017 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed March 1, 2017)

Exhibit No.	Description
10.48	Note dated March 13, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 17, 2017)
10.49	Note dated March 24, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 29, 2017)
10.50	Note dated April 6, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 7, 2017)
10.51	Note dated April 21 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 24, 2017)
10.52	Forbearance and Settlement Agreement dated May 5, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 10, 2017)
10.53	Note dated May 8, 2017 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed May 10, 2017)
10.54	Form of Warrant (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 27, 2017)
10.55	Form of Warrant (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed August 11, 2017)
10.56	Securities Purchase Agreement dated September 8, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 14, 2017)
10.57	Note dated September 11, 2017 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed September 14, 2017)
10.58	Promissory Note Exchange Agreement dated September 13, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 20, 2017)
10.59	Note dated September 13, 2017 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed September 20, 2017)
10.60	Note dated October 31, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 8, 2017)

Exhibit No.	Description
10.61	Note dated November 16, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 22, 2017)
10.62	Note Purchase and Exchange Agreement dated November 30, 2017 (incorporated by reference to Exhibit 10.62 to our Annual Report on Form 10-K filed March 29, 2018)
10.63	Form of Secured Convertible Promissory Note - 36 month maturity (incorporated by reference to Exhibit 10.63 to our Annual Report on Form 10-K filed March 29, 2018)
10.64	Form of Secured Convertible Promissory Note - 12 month maturity (incorporated by reference to Exhibit 10.64 to our Annual Report on Form 10-K filed March 29, 2018)
10.65	Security Agreement dated November 30, 2017 (incorporated by reference to Exhibit 10.65 to our Annual Report on Form 10-K filed March 29, 2018)
10.66	Series J Securities Exchange Agreement dated December 6, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 12, 2017)
10.67	Note dated December 6, 2017 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed December 12, 2017)
10.68	Warrant dated December 15, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 20, 2017)
10.69	Unsecured Promissory Note dated January 31, 2018 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 2, 2018)
16.1	Letter from Hein & Associates, LLP dated March 29, 2018 (incorporated by reference to Exhibit 16.1 to our Annual Report on Form 10-K filed March 29, 2018)
23.1	Consent of Haynie & Company (incorporated by reference to Exhibit 23.1 to our Annual Report on Form 10-K filed March 29, 2018)
23.2	Consent of Hein & Associates LLP (incorporated by reference to Exhibit 23.2 to our Annual Report on Form 10-K filed March 29, 2018)
31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit No.	Description
31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to our Annual Report on Form 10-K filed March 29, 2018)
32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to our Annual Report on Form 10-K filed March 29, 2018)
101.INS	XBRL Instance Document (incorporated by reference to Exhibit 101.INS to our Annual Report on Form 10-K filed March 29, 2018)
101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH to our Annual Report on Form 10-K filed March 29, 2018)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL to our Annual Report on Form 10-K filed March 29, 2018)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF to our Annual Report on Form 10-K filed March 29, 2018)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to Exhibit 101.LAB to our Annual Report on Form 10-K filed March 29, 2018)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE to our Annual Report on Form 10-K filed March 29, 2018)

*	Filed herewith
CTR	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
†	Denotes management contract or compensatory plan or arrangement.

ASCENT SOLAR TECHNOLOGIES, INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of April, 2018.

ASCENT SOLAR TECHNOLOGIES, INC.

By:	/S/ VICTOR LEE
Lee Kong Hian (aka Victor Lee) President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacities	Date

/S/ VICTOR LEE	President & Chief Executive Officer and a Director (principal executive officer, and principal financial officer and accounting officer)	April 27, 2018
Lee Kong Hian (aka Victor Lee)

/S/ AMIT KUMAR	Chairman of the Board of Directors	April 27, 2018
Amit Kumar, Ph.D.

/S/ TOMAS MARSH	Director	April 27, 2018
G. Thomas Marsh

/S/ KIM J. HUNTLEY	Director	April 27, 2018
Kim J. Huntley