Form 10-Q
period 2018-03-31
Ascent Solar Technologies, Inc.
filed 2018-05-11
CIK 1350102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
As of May 10, 2018, there were 18,994,480,144 shares of our common stock issued and outstanding.

ASCENT SOLAR TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q
Quarterly Period Ended March 31, 2018

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ASCENT SOLAR TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$88,111	$89,618
Trade receivables, net of allowance for doubtful accounts of $35,251 and $48,201, respectively	13,984	6,658
Inventories, net	1,074,319	1,037,854
Prepaid expenses and other current assets	520,944	494,425
Total current assets	1,697,358	1,628,555
Property, Plant and Equipment	36,645,862	36,645,862
Less accumulated depreciation and amortization	(32,072,422)	(32,013,686)
	4,573,440	4,632,176
Other Assets:
Patents, net of accumulated amortization of $440,805 and $430,071, respectively	1,376,785	1,470,796
Other non-current assets	42,875	49,813
	1,419,660	1,520,609
Total Assets	$7,690,458	$7,781,340
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$1,901,411	$1,600,455
Related party payables	208,754	202,827
Accrued expenses	2,094,885	1,623,748
Notes payable	1,567,731	1,570,231
Current portion of long-term debt	349,092	343,395
Current portion of secured promissory note, net of discount of $2,595,172 and $1,934,304, respectively	822,978	253,590
Promissory Notes, net of discount of $15,000 and $20,626, respectively	984,437	948,811
October 2016 convertible notes	330,000	330,000
St. George convertible note, net of discount and cash payment premium of $528,975 and $673,241, respectively	1,101,858	1,032,592
BayBridge convertible note, net of discount of $423,750 and $565,000, respectively	36,250	—
Embedded derivative liabilities	8,109,081	6,406,833
Total current liabilities	17,506,477	14,312,482

Long-term debt, net of current portion	5,028,985	5,118,424
Long-term secured promissory note, net of current portion, and net of discount of $1,454,595 and $1,684,267, respectively	30,603	685,066
Accrued Warranty Liability	51,358	57,703

Commitments and Contingencies

Mezzanine Equity:
Series K preferred stock: 20,000 shares authorized; 2,810 issued and outstanding, respectively	2,810,000	2,810,000

Stockholders’ Deficit:
Series A preferred stock, $.0001 par value; 750,000 shares authorized; 60,756 shares issued and outstanding, respectively ($776,845 and $761,864 Liquidation Preference)	6	6
Common stock, $0.0001 par value, 20,000,000,000 shares authorized; 12,738,048,718 and 9,606,597,777 shares issued and outstanding, respectively	1,273,809	960,660
Additional paid in capital	387,917,742	386,332,475
Accumulated deficit	(406,928,522)	(402,495,476)
Total stockholders’ deficit	(17,736,965)	(15,202,335)
Total Liabilities, Mezzanine Equity and Stockholders’ Deficit	$7,690,458	$7,781,340
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017

Revenues	$377,511	$280,603

Costs and Expenses:
Cost of revenues (exclusive of depreciation shown below)	273,028	1,492,841
Research, development and manufacturing operations (exclusive of depreciation shown below)	1,173,035	1,276,865
Inventory impairment costs	—	363,758
Selling, general and administrative (exclusive of depreciation shown below)	934,591	1,764,230
Depreciation and amortization	101,712	371,653
Total Costs and Expenses	2,482,366	5,269,347
Loss from Operations	(2,104,855)	(4,988,744)

Other Income/(Expense)
Other Income/(Expense), net	—	728,485
Interest expense	(1,343,730)	(1,991,352)
Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net	(984,461)	673,078
Total Other Income/(Expense)	(2,328,191)	(589,789)
Net Loss	$(4,433,046)	$(5,578,533)

Net Loss Per Share (Basic and diluted)	$(0.0004)	$(0.0033)
Weighted Average Common Shares Outstanding (Basic and diluted)	10,996,378,097	1,665,310,868

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	three months ended
	March 31,
	2018	2017
Operating Activities:
Net loss	$(4,433,046)	$(5,578,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	101,712	371,653
Share based compensation	14,324	79,737
Realized gain on sale of assets	—	(1,205,663)
Amortization of financing costs to interest expense	3,333	35,164
Non-cash interest expense	222,648	575,015
Amortization of debt discount	1,011,109	1,474,135
Bad debt expense	—	4,082
Accrued litigation settlement	—	(143,266)
Write-down of inventory	—	363,758
Write down of patents	59,153	—
Warranty reserve	(6,345)	(7,489)
Change in fair value of derivatives and (gain)/loss on extinguishment of liabilities, net	984,461	(673,078)
Inducement conversion costs	—	407,974
Changes in operating assets and liabilities:
Accounts receivable	(1,326)	533,822
Inventories	(36,465)	899,915
Prepaid expenses and other current assets	(29,852)	394,550
Accounts payable	244,975	(249,691)
Related party payable	5,927	—
Accrued expenses	364,648	56,721
Net cash used in operating activities	(1,494,744)	(2,661,194)
Investing Activities:
Proceeds from the sale of assets	—	150,000
Patent activity costs	(6,502)	(19,275)
Net cash provided by/(used in) investing activities	(6,502)	130,725
Financing Activities:
Proceeds from issuance of debt	1,530,000	2,340,000
Proceeds from issuance of stock	—	150,000
Payment of debt financing costs	—	(42,500)
Repayment of debt	(30,261)	—
Net cash provided by financing activities	1,499,739	2,447,500
Net change in cash and cash equivalents	(1,507)	(82,969)
Cash and cash equivalents at beginning of period	89,618	130,946
Cash and cash equivalents at end of period	$88,111	$47,977
Supplemental Cash Flow Information:
Cash paid for interest	$106,617	$20,415
Cash paid for income taxes	—	—
Non-Cash Transactions:
Non-cash conversions of convertible notes and preferred stock	$1,430,000	$1,699,731
Interest converted to principal	$96,120	$—
Initial derivatives	$1,151,162	$—
Make-whole dividend	$—	$257,152
Accounts payable converted to notes payable	$—	$1,172,026
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

Sale of EnerPlex Brand

In February 2017, Ascent announced the sale of our EnerPlex brand and related intellectual properties and trademarks associated with EnerPlex to our battery product supplier, Sun Pleasure Co. Limited (“SPCL”), in an effort to better allocate its resources and to continue to focus on its core strength in the high-value specialty PV market. Effective February 27, 2017, Ascent no longer produces or sells Enerplex-branded consumer products. Ascent will supply solar PV products to SPCL, supporting the continuous growth of EnerPlex™ with Ascent’s proprietary and award-winning thin-film solar technologies and products.

Ascent continues to design and manufacture its own line of PV integrated consumer electronics, as well as portable power applications for commercial, military, and emergency management.

NOTE 2. BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements have been derived from the accounting records of Ascent Solar Technologies, Inc., Ascent Solar (Asia) Pte. Ltd., and Ascent Solar (Shenzhen) Co., Ltd. (collectively, "the Company") as of March 31, 2018 and December 31, 2017, and the results of operations for the three months ended March 31, 2018 and 2017. Ascent Solar (Shenzhen) Co., Ltd. is wholly owned by Ascent Solar (Asia) Pte. Ltd., which is wholly owned by Ascent Solar Technologies, Inc. All significant inter-company balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.

The accompanying, unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and footnotes typically found in U.S. GAAP audited annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. The Condensed Consolidated Balance Sheet at December 31, 2017 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. These condensed consolidated financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company’s significant accounting policies were described in Note 3 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no significant changes to our accounting policies as of March 31, 2018.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The update will establish a comprehensive revenue recognition standard for virtually all industries in GAAP. ASU 2014-09 will change the amount and timing of revenue and cost recognition, implementation, disclosures and documentation. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. ASU 2014-09 is now effective for the Company in fiscal year 2018. The implementation of ASU 2014-09 did not have a material effect on the Company's consolidated financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718). ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for interim periods and fiscal years beginning after December 15, 2017, and early application is permitted. The implementation of ASU 2017-09 did not have a material effect on the Company's consolidated financial statements.

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

NOTE 4. LIQUIDITY AND CONTINUED OPERATIONS

During the three months ended March 31, 2018 and the year ended December 31, 2017, the Company entered into multiple financing agreements to fund operations. Further discussion of these transactions can be found in Notes 7 through 15, and Note 18 of the financial statements presented as of, and for, the three months ended, March 31, 2018, and in Notes 8 through 22 and Note 30 of the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

The Company has continued PV production at its manufacturing facility. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented its product strategy. During the three months ended March 31, 2018 the Company used $1.5 million in cash for operations. The Company's primary significant long term cash obligation consists of a note payable of $5.4 million to a financial institution secured by a mortgage on its headquarters and manufacturing building in Thornton, Colorado. Total payments of approximately $0.5 million, including principal and interest, will come due in the remainder of 2018.

Additional projected product revenues are not anticipated to result in a positive cash flow position for the year 2018 overall and, as of March 31, 2018, the Company has negative working capital. As such, cash liquidity sufficient for the year ending December 31, 2018 will require additional financing.

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

Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT
The following table summarizes property, plant and equipment as of March 31, 2018 and December 31, 2017:

	As of March 31,	As of December 31,
	2018	2017
Building	$5,828,960	$5,828,960
Furniture, fixtures, computer hardware and computer software	489,421	489,421
Manufacturing machinery and equipment	30,327,481	30,327,481
Property, plant and equipment	36,645,862	36,645,862
Less: Accumulated depreciation and amortization	(32,072,422)	(32,013,686)
Net property, plant and equipment	$4,573,440	$4,632,176
The Company analyzes its long-lived assets for impairment, both individually and as a group, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. No assets were impaired for the three months ended March 31, 2018 or for the year ended December 31, 2017.
Depreciation expense for the three months ended March 31, 2018 was $58,736, compared to depreciation expense of $334,624 for the three months ended March 31, 2017. Depreciation expense is recorded under “Depreciation and amortization expense” in the Condensed Consolidated Statements of Operations.

NOTE 6. INVENTORIES
Inventories consisted of the following at March 31, 2018 and December 31, 2017:

	As of March 31,	As of December 31,
	2018	2017
Raw materials	$695,474	$688,904
Work in process	5,106	11,878
Finished goods	373,739	337,072
Total	$1,074,319	$1,037,854
The Company analyzes its inventory for impairment, both categorically and as a group, whenever events or changes in circumstances indicate that the carrying amount of the inventory may not be recoverable. During the three months ended March 31, 2018, the Company did not impair inventory, compared to an impairment of $363,758, for the three months ended March 31, 2017.
Inventory amounts are shown net of allowance of $458,097 and $562,140 for the three months ended March 31, 2018 and the year ended December 31, 2017, respectively.

NOTE 7. NOTES PAYABLE

On February 24, 2017, the Company entered into an agreement with a vendor to convert the balance of their account into three notes payable in the aggregate amount of $765,784. The notes bear interest of 6% per annum and matured on February 24, 2018; all outstanding principal and accrued interest is due and payable upon maturity. As of March 31, 2018, the Company had not made any payments on these notes, the accrued interest was $51,052, and the note is due upon demand.

On March 23, 2017, the Company entered into an agreement with a vendor to convert the balance of their account into a note payable in the amount of $356,742. The note bears interest of 5% per annum and matured on March 31, 2018; all outstanding principal and accrued interest is due and payable upon maturity. As of March 31, 2018, the Company had not made any payments on the note, the accrued interest was $18,228, and the note is due upon demand.

On June 30, 2017, the Company entered into an agreement with a vendor to convert the balance of their account into a note payable in the amount of $250,000. The note bears interest of 5% per annum and matured on February 28, 2018; all outstanding principal and accrued interest is due and payable upon maturity. As of March 31, 2018, the Company had not made any payments on these notes, the accrued interest was $9,384, and the note is due upon demand.

On September 30, 2017, the Company entered into a settlement agreement with a customer to convert the credit balance of their account into a note payable in the amount of $215,234. The note bears interest of 5% per annum and matures on September 30, 2018. The Company has not made the monthly payments of $18,426 that were to commence on October 30, 2017; as of March 31, 2018 the company had paid principal of $20,029 and interest of $897. The remaining principal and interest balances, as of March 31, 2018, were $195,205 and $4,138 , respectively.

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
The outstanding principal balance of the Permanent Loan was $5,378,077 and $5,461,819 as of March 31, 2018 and December 31, 2017, respectively.

As of March 31, 2018, remaining future principal payments on long-term debt are due as follows:

2018	$259,654
2019	366,757
2020	391,709
2021	418,358
2022	446,821
Thereafter	3,494,778
$5,378,077

NOTE 9. SECURED PROMISSORY NOTE

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

Pursuant to the terms of the Note SPA, the Company and the Investor also agreed to exchange certain outstanding securities held by the Investor for additional Notes. As of November 30, 2017, the Investor surrendered for cancellation (i) its outstanding promissory note dated September 13, 2017 ($3,359,539 principal and accrued interest), (ii) its outstanding promissory note dated October 31, 2017 ($252,466 principal and accrued interest), and (iii) its 400 shares of outstanding Series J Preferred Stock ( $445,222 of capital and accrued dividends). In exchange, the Company issued to the Investor $4,057,227 aggregate principal amount of additional Notes. Please refer to Note 11 and Note 21 of the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for further discussion on the canceled promissory notes and the canceled Series J Preferred Stock shares.

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

Of the Notes issued on November 30, 2017, $3,359,539 aggregate principal amount will mature on December 15, 2020. Principal and interest was originally to be payable in 36 equal monthly installments of $111,585 beginning January 15, 2018. During the three months ended March 31, 2018, principal of $1,250,000 was converted into 2,450,980,392 shares of common stock, and $96,121 of interest was converted to principal. The remaining note is payable in 32 equal monthly installments of $80,036 beginning May 15, 2018.

Of the Notes issued on November 30, 2017, $697,688 aggregate principal amount will mature on November 30, 2018. Principal and interest will be payable upon maturity.

The $2,000,000 aggregate principal amount of Notes, issued in eight tranches, will mature on the first anniversary of the respective issuance date. Principal and interest will be payable upon maturity. As of March 31, 2018, the closing dates, closing amounts, and maturity dates on completed Note SPA tranches are as follows:

Closing Date	Closing Amount	Maturity Date
11/30/2017	$250,000	11/30/2018
12/28/2017	$250,000	12/28/2018
1/11/2018	$250,000	1/11/2019
1/25/2018	$250,000	1/25/2019
2/8/2018	$250,000	2/8/2019
2/21/2018	$250,000	2/21/2019
3/7/2018	$250,000	3/7/2019
3/21/2018	$250,000	3/21/2019

The Notes will be secured by a security interest on substantially all of the Company’s assets, bear interest at a rate of 12% per annum and contain standard and customary events of default including but not limited to: (i) failure to make payments when due under the Notes, and (ii) bankruptcy or insolvency of the Company. There are no registration rights applicable to the Notes.

As of March 31, 2018, the aggregate principal and interest balance of the Notes were $4,903,348 and $83,406, respectively.

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

Due to the varying terms and varying issue dates, the tranches of this instrument were broken into four separate instruments for valuation purposes.

1)	The first valuation was done on the November 30, 2017 Note with term of three years. The derivative value of this note was $3,742,002 as of December 31, 2017.

1)	The second valuation was done on the group of Notes dated November 30, 2017, that had a term of one year. The derivative value of this group of notes was $888,168 as of December 31, 2017.

2)	The third valuation was done on the Note dated December 28, 2017, which had a term of one year. The derivative value of this note was $267,008 on December 31, 2017.

3)
For the Notes dated in the first quarter of 2018, we did a fourth valuation. Although the notes were entered into at various dates, we used a weighted average issuance date of February 15, 2018 for a combined valuation purpose. Management's analysis, using the following assumptions: annual volatility of 54% present value discount rate of 12% and a dividend yield of 0%, resulted in a fair value of the embedded derivative associated with these Notes of $1,151,162 as of February 15, 2018. The value of the embedded derivative associated with these Notes was recorded as a debt discount.

The derivative liability associated with the Notes is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At March 31, 2018, the Company conducted a fair value assessment of the embedded derivative associated with the three valuation groups discussed above.

1)
For the November 30, 2017 3yr Note: Management conducted a fair value assessment with the following assumptions: annual volatility of 64% present value discount rate of 12% and a dividend yield of 0% as of March 31, 2018. As a result of the fair value assessment, the Company recorded a gain of $612,155 as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect the fair value of the embedded derivative of $3,129,847 as of March 31, 2018.

2)
For the November 30, 2017 1yr Notes: Management conducted a fair value assessment with the following assumptions: annual volatility of 52% present value discount rate of 12% and a dividend yield of 0% as of March 31, 2018. As a result of the fair value assessment, the Company recorded a gain of $174,989 as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect the fair value of the embedded derivative of $713,179 as of March 31, 2018.

3)
For the December 28, 2017 1yr Note: Management conducted a fair value assessment with the following assumptions: annual volatility of 52% present value discount rate of 12% and a dividend yield of 0% as of March 31, 2018. As a result of the fair value assessment, the Company recorded a gain of $78,871 as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect the fair value of the embedded derivative of $188,137 as of March 31, 2018.

4)
For the first quarter 2018 1yr Notes: Management conducted a fair value assessment with the following assumptions: annual volatility of 52% present value discount rate of 12% and a dividend yield of 0% as of March 31, 2018. As a result of the fair value assessment, the Company recorded a loss of $878,973 as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect the fair value of the embedded derivative of $2,030,135 as of March 31, 2018.

During the first quarter 2018, a net loss of $12,958 had been recorded to reflect the total derivative liability of $6,061,298 as of March 31, 2018.

NOTE 10. PROMISSORY NOTES

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

On June 30, 2017, the Company and the private investor agreed to a 12 month payment plan on the balance of this promissory note. Interest will continue to accrue on this note at 12% per annum and payments of approximately $62,000 will be made monthly beginning in July 2017. The Company has not made all the payments according to this payment plan, and the note is payable upon demand.

As of March 31, 2018, $205,563 of principal and $45,414 of interest had been paid on this note. The outstanding principal and accrued interest balances on the note as of March 31, 2018 were $494,437 and $41,756, respectively.

On November 16, 2017, the Company initiated a non-convertible, unsecured promissory note with a private investor for $275,000. The promissory note was issued with an original issue discount of $25,000, resulting in proceeds to the company of $250,000. The note does not have a stated interest rate and matured on December 18, 2017. As of March 31, 2018, no payments had been made on this note and the Company has accrued interest at an inferred rate of 12% resulting in an accrued interest balance of $9,493, as of March 31, 2018. This note is payable upon demand.

On January 31, 2018, the Company initiated a non-convertible, unsecured promissory note with a private investor for an aggregate principal amount of $200,000. The promissory note was issued with an original issue discount of $22,500, resulting in proceeds to the company of $177,500, which was received in December 2017. The note bears interest at 12% per annum and matures on December 29, 2018. All principal and interest is payable upon maturity. The Company received $30,000 in additional proceeds from this investor during the three months ended March 31, 2018, and the Company has received further proceeds as of the date of this report (please refer to Note 18 for further information). As of the date of this report, the amended note has not been finalized. As of March 31, 2018, the principal and interest balances on this note were $230,000 and $6,473, respectively.

NOTE 11. OCTOBER 2016 CONVERTIBLE NOTES AND EXCHANGE OF SERIES A PREFERRED STOCK

October 2016 Convertible Notes

On October 5, 2016, the Company entered into a securities purchase agreement with a private investor for the private placement of $330,000 principal amount of October 2016 Convertible Notes. At Closing, the Company sold and issued $330,000 principal amount of October 2016 Convertible Notes in exchange for $330,000 of gross proceeds.

Unless earlier converted or prepaid, the October 2016 Convertible Notes matured on December 31, 2017. The October 2016 Convertible Notes bear interest at a rate of 6% per annum, subject to increase to 24% per annum upon the occurrence and continuance of an event of default (as described below). Principal and accrued interest on the October 2016 Convertible Notes is payable upon demand.

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

Outstanding principal and accrued interest on the October 2016 Convertible Notes were $330,000 and $29,810, respectively as of March 31, 2018.

Pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion option in the October 2016 Convertible Notes were deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. At closing, a derivative liability and a corresponding debt discount in the amount of $330,000 was recorded. The fair value of the derivative was greater than the face value at issuance and the difference of $341,114 was charged to interest expense at issuance. The remaining debt discount will be charged to interest expense ratably over the life of the October 2016 Convertible Notes. As of December 31, 2017, the fair value of the derivative liability was $572,643.

The derivative liability associated with the October 2016 Convertible Notes is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At March 31, 2018, the Company conducted a fair value assessment of the embedded derivative associated with the October 2016 Convertible Notes. As a result of the fair value assessment, the Company recorded a $62,276 loss as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2018, to properly reflect the fair value of the embedded derivative of $634,919 as of March 31, 2018.

The fair value measurements rely primarily on Company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with the October 2016 Convertible Notes approximates management’s estimate of the fair value of the embedded derivative liability at March 31, 2018 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 53% present value discount rate of 12% and dividend yield of 0%.

Exchange of Outstanding Series A Preferred Stock for Convertible Notes

In 2013, the Company completed a private placement to one accredited investor (the “Series A Holder”) of its Series A Convertible Preferred Stock. Prior to the exchange agreement described below the Company had 165,541 shares of Series A Preferred Stock that remained outstanding as of October 6, 2016.

On October 6, 2016, the Series A Holder entered into an exchange agreement with private investor. Pursuant to the exchange agreement, beginning December 5, 2016, the private investor has the option to exchange, from time to time, all or any portion of the October 2016 Convertible Notes for outstanding shares of Series A Preferred Stock from the Series A Holder.

As of March 31, 2017, the private investor had elected to exchange all outstanding October 2016 Convertible Notes, in accordance with the exchange agreement, and the Series A Holder held $330,000 of the October 2016 Convertible Notes.

NOTE 12. ST. GEORGE CONVERTIBLE NOTE

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

As of March 31, 2018, cash payments of $191,667 had been made on this note, and $75,000 had been converted into 187,500,000 shares of the Company's common stock. The remaining balance on the note was $1,458,333 as of March 31, 2018.

In lieu of making the December 2017 through March 2018 cash payments, the share reserve was increased by 5 billion shares, and the variable conversion price changed to the lower of (i) 60% of the average VWAP for the shares over the prior five trading days or (ii) the closing bid price for the shares on the prior trading day, please refer to Note 18 for more information on the change in VWAP discount.

Pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion option in the Convertible Promissory Notes were deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. As of December 31, 2017, the derivative liability was $394,280.

The derivative liability associated with the Convertible Promissory Notes is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At March 31, 2018, the Company conducted a fair value assessment of the embedded derivative associated with the St. George Convertible Notes. As a result of the fair value assessment, the Company recorded a $824,900 loss as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2018, to properly reflect the fair value of the embedded derivative of $1,219,180 as of March 31, 2018.

The fair value measurements rely primarily on Company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with the Convertible Promissory Notes approximates management’s estimate of the fair value of the embedded derivative liability at March 31, 2018 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 56% present value discount rate of 12% and dividend yield of 0%.

NOTE 13. BAYBRIDGE CONVERTIBLE NOTE

On December 6, 2017, the Company entered into a securities exchange agreement (the “Exchange Agreement”) with BayBridge Capital Fund LP (“BayBridge”).

Pursuant to the terms of the Exchange Agreement, the Investor agreed to surrender and exchange 675 shares of outstanding Series J Preferred Stock ($755,417 of capital and accrued dividends). In exchange, the Company issued to the Investor an unsecured promissory note with an aggregate principal amount of $840,000 (the “Exchange Note”), with an original issue discount of $84,583. Please refer to Note 21 of the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for further discussion on the Series J Preferred Stock.

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

Pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion option in the Exchange Note was deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. At December 31, 2017, the derivative liability associated with the promissory note was $542,733.

The derivative liability associated with the Exchange Note is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At March 31, 2018, the Company conducted a fair value assessment of the embedded derivative associated with the Exchange Note. As a result of the fair value assessment, the Company recorded a $349,048 gain as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Condensed Consolidated Statements of Operations, to properly reflect the fair value of the embedded derivative of $193,685 as of March 31, 2018.

The fair value measurements rely primarily on Company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with the Exchange Note approximates management’s estimate of the fair value of the embedded derivative liability at March 31, 2018 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 50%, present value discount rate of 12% and dividend yield of 0%.

As of March 31, 2018, principal of $380,000 and interest of $20,717 had been converted into 897,418,314 shares of common stock and no cash payments of principal or interest had been made. The principal and accrued interest balances as of March 31, 2018 were $460,000 and $653, respectively.

NOTE 14. SERIES A PREFERRED STOCK

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

Holders of Series A Preferred Stock are entitled to cumulative dividends at a rate of 8% per annum when and if declared by the Board of Directors in its sole discretion. The dividends may be paid in cash or in the form of common stock (valued at 10% below market price, but not to exceed the lowest closing price during the applicable measurement period), at the discretion of the Board of Directors. The dividend rate on the Series A Preferred Stock is indexed to the Company's stock price and subject to adjustment. In addition, the Series A Preferred Stock contains a make-whole provision whereby, conversion or redemption of the preferred stock within 4 years of issuance will require dividends for the full four year period to be paid by the Company in cash or common stock (valued at 10% below market price, but not to exceed the lowest closing price during the applicable measurement period). This make-whole provision expired in June 2017 and future conversions and redemptions will be paid out with accrued dividends per the holding period of the shares of Series A Preferred stock. Please see Note 23 of the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for more information.

The Series A Preferred Stock may be converted into shares of common stock at the option of the Company if the closing price of the common stock exceeds $232, as adjusted, for 20 consecutive trading days, or by the holder at any time. The Company has the right to redeem the Series A Preferred Stock at a price of $8.00 per share, plus any accrued and unpaid dividends, plus the make-whole amount (if applicable). At March 31, 2018, the preferred shares were not eligible for conversion to common shares at the option of the Company. The holder of the preferred shares may convert to common shares at any time, at no cost, at a ratio of 1 preferred share into 1 common share (subject to standard ratable anti-dilution adjustments). Upon any conversion (whether at the option of the Company or the holder), the holder is entitled to receive any accrued but unpaid dividends.

On October 6, 2016, the Series A Holder entered into an exchange agreement with a private investor. Pursuant to the exchange agreement, beginning December 5, 2016, the investor has the option to exchange, from time to time, all or any portion of the October 2016 Convertible Notes (see Note 11) for outstanding shares of Series A Preferred Stock from the Series A Holder.

As of March 31, 2017, the investor had elected to exchange all outstanding October 2016 Convertible Notes, in accordance with the exchange agreement, resulting in the exchange of 104,785 shares of Series A Preferred Stock. As of March 31, 2017, the investor had also converted their 104,785 shares of Series A Preferred Stock, and the related make whole dividend, which resulted in the issuance of 173,946,250 shares of common stock.

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

As of March 31, 2018, there were 60,756 shares of Series A Preferred Stock outstanding and accrued and unpaid dividends of $295,004.

NOTE 15. SERIES K PREFERRED STOCK

On February 8, 2017, the Company, entered into a securities purchase agreement (“Series K SPA”) with a private investor (“Investor”), for the private placement of up to $20,000,000 of the Company’s newly designated Series K Convertible Preferred Stock (“Series K Preferred Stock”).

Per the terms of the Series K SPA, the Company was scheduled to sell 1,000 shares of Series K Preferred Stock to Investor in exchange for $1,000,000 of gross proceeds on or before each of (i) February 24, 2017, (ii) March 27, 2017, (iii) April 27, 2017, (iv) May 27, 2017 and (v) June 27, 2017. The Company was also scheduled to sell 15,000 shares of Series K Preferred Stock to Investor in exchange for $15,000,000 of gross proceeds on or before July 27, 2017. As of March 31, 2018, the Company had sold 9,010 shares of Series K Preferred Stock in exchange for $9,010,000 in cash proceeds from the private investor. The Company does not expect to receive any more funding from this investor. The following summarizes the closings and proceeds received as of March 31, 2018:

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

As of March 31, 2018, the investor owned approximately 12% of the Company's outstanding common stock and there are 2,810 shares of Series K Preferred Stock Outstanding, representing a value of $2,810,000. Subsequent to March 31, 2018, the investor converted their remaining Series K Preferred Shares into common stock. Please refer to Note 18 for further information.

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

NOTE 16. STOCKHOLDERS’ DEFICIT

Common Stock

At March 31, 2018, the Company had 20,000,000,000 shares of common stock, $0.0001 par value, authorized for issuance. Each share of common stock has the right to one vote. As of March 31, 2018, the Company had 12,738,084,718 shares of common stock outstanding. The Company has not declared or paid any dividends related to the common stock through March 31, 2018.

Preferred Stock

At March 31, 2018, the Company had 750,000 shares of preferred stock, $0.0001 par value, authorized for issuance. Preferred stock may be issued in classes or series. Designations, powers, preferences, rights, qualifications, limitations and restrictions are determined by the Company’s Board of Directors.

The following table summarizes the designations, shares authorized, and shares outstanding for the Company's Preferred Stock:

Preferred Stock Series Designation	Shares Outstanding
Series A	60,756
Series K	2,810

Series A Preferred Stock

Refer to Note 14 descriptions of Series A Preferred Stock.

Series K Preferred Stock
Refer to Note 15 descriptions of Series K Preferred Stock.

Warrants

As of March 31, 2018, the Company has three outstanding warrants for an aggregate of 700 million shares of common stock: i) a warrant for 250 million shares of common stock which is exercisable at a fixed strike price of $0.004 and expires on July 24, 2018; ii) a warrant for 250 million shares of common stock which is exercisable at a fixed strike price of $0.003 and expires on August 10, 2018; and iii) a warrant for 200 million shares of common stock which is exercisable at a fixed strike price of $0.0018 and expires on June 30, 2018. None of the warrants may not be exercised if, after giving effect to the exercise, the holder, together with its affiliates, would beneficially own in excess of 9.99% of the Company's outstanding shares of common stock. Please refer to Note 24 of the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for further information about each warrant issuance.

The following table summarizes warrant activity:

	Warrant Shares	Warrant Weighted Average Exercise Price
Outstanding at December 31, 2016	—	$—
Granted	700,000,000	$0.003
Exercised	—	$—
Canceled	—	$—
Outstanding at December 31, 2017	700,000,000	$0.003
Granted	—	$—
Exercised	—	$—
Canceled	—	$—
Outstanding at March 31, 2018	700,000,000	$0.003
Exercisable at March 31, 2018	700,000,000	$0.003

NOTE 17. EQUITY PLANS AND SHARE-BASED COMPENSATION
Share-Based Compensation: The Company measures share-based compensation cost at the grant date based on the fair value of the award and recognizes this cost as an expense over the grant recipients’ requisite service periods for all awards made to employees, officers, directors and consultants.

The share-based compensation expense recognized in the Condensed Consolidated Statements of Operations was as follows:

	For the three months ended March 31,
	2018	2017
Share-based compensation cost included in:
Research and development	$454	$16,610
Selling, general and administrative	13,870	63,127
Total share-based compensation cost	$14,324	$79,737

The following table presents share-based compensation expense by type:

	For the three months ended March 31,
	2018	2017
Type of Award:
Stock Options	$14,324	$53,408
Restricted Stock Units and Awards	—	26,329
Total share-based compensation cost	$14,324	$79,737

Stock Options: The Company recognized share-based compensation expense for stock options of approximately $14,324 to officers, directors and employees for the three months ended March 31, 2018 related to stock option awards ultimately expected to vest. There were no stock options granted during the three months ended March 31, 2018 or during the three months ended March 31, 2017.

As of March 31, 2018, total compensation cost related to non-vested stock options not yet recognized was approximately $24,000 which is expected to be recognized over a weighted average period of approximately 1.2 years, 67,965 shares were vested or expected to vest in the future at a weighted average exercise price of $31.82, and 195,883 shares remained available for future grants under the Option Plan.
Restricted Stock: The Company did not recognized share-based compensation expense related to restricted stock grants for the three months ended March 31, 2018. During the three months ended March 31, 2017, the Company recognized approximately $26,000 in share-based compensation related to restricted stock grants. There were no restricted stock grants for the three months ended March 31, 2018 or the three months ended March 31, 2017.

As of March 31, 2018, there was no unrecognized share-based compensation expense from unvested restricted stock, no shares were expected to vest in the future, and 518,388 shares remained available for future grants under the Restricted Stock Plan.

NOTE 18. SUBSEQUENT EVENTS

Update on Promissory Notes

During April and May 2018, the Company received aggregate proceeds of $255,000 from a private investor. As of the date of this report the funds had not been documented into a note agreement, the Company is imputing interest at 12% per annum.

Update on St. George Convertible Note

On May 1, 2018, effective as of April 3, 2018, the parties agreed to amend the variable conversion price formula outlined in the SPA. As amended, payments in the form of shares would be calculated using a variable conversion price equal to the lower of (i) 60% of the lowest VWAP for the shares during the prior five trading days or (ii) the closing bid price for the shares on the prior trading day.

On April 3, 2018, St. George requested a redemption of $50,000 on their convertible note, in accordance with the Securities Purchase Agreement dated September 9, 2017 ("SPA"). Also in accordance with the SPA, the Company elected to fulfill this redemption through the issuance of common stock; as a result, 208,333,333 shares of common stock were issued to St. George.

On April 13, 2018, St. George requested a redemption of $50,000 on their convertible note, in accordance with the SPA. Also in accordance with the SPA, the Company elected to fulfill this redemption through the issuance of common stock; as a result, 277,777,778 shares of common stock were issued to St. George.

On April 25, 2018, St. George requested a redemption of $75,000 on their convertible note, in accordance with the SPA. Also in accordance with the SPA, the Company elected to fulfill this redemption through the issuance of common stock; as a result, 416,666,667 shares of common stock were issued to St. George.

On May 9, 2018, St. George requested a redemption of $141,600 on their convertible note, in accordance with the SPA. Also in accordance with the SPA, the Company elected to fulfill this redemption through the issuance of common stock; as a result, 1,180,000,000 shares of common stock were issued to St. George.

As of the date of this report, the remaining principal balance on the St. George Convertible Note was $1,141,733.

Update on BayBridge Convertible Note

On April 13, 2018, BayBridge requested a redemption of $90,000 principal and $2,760 interest on their convertible note, in accordance with the Securities Purchase Agreement dated December 6, 2017. Also in accordance with said securities purchase agreement, the Company elected to fulfill this redemption through the issuance of common stock; as a result, 545,647,059 shares of common stock were issued to BayBridge.

On May 10, 2018, BayBridge requested a redemption of $318,000 principal and $3,330 interest on their convertible note, in accordance with the Securities Purchase Agreement dated December 6, 2017. Also in accordance with said securities purchase agreement, the Company elected to fulfill this redemption through the issuance of common stock; as a result, 1,890,176,471 shares of common stock were issued to BayBridge.

As of the date of this report, the principal balance on the BayBridge Convertible note was $52,000.

Update on Series K Preferred Stock

On May 8, 2018, the holder of the Series K Preferred stock converted the remaining 2,810 outstanding shares of Series K Preferred Stock into common stock, in accordance with the Securities Purchase Agreement dated February 8, 2017. The conversion resulted in the issuance of 702,500,000 shares of common stock. After giving effect to the conversion, immediately following the conversion, the investor held approximately 15% of the outstanding shares of the Company's common stock.

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

Overview
We are a company formed to commercialize flexible photovoltaic modules using our proprietary technology. For the three months ended March 31, 2018, we generated $377,511 of revenue from product sales.

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

Related Party Activity
On February 2, 2012, we announced the appointment of Victor Lee as President and Chief Executive Officer. Mr. Lee had served on our Board of Directors since November 2011 and is currently the managing director of Tertius Financial Group Pte Ltd (TFG), an investment firm located in Singapore.
As of March 31, 2018, TFG owns 333,333,333 shares of the Company's common stock, which represents less than 3% of the outstanding shares of common stock of the Company as of March 31, 2018. There are no registration rights relating to these shares.

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

•	Our ability to maintain the listing of our common stock on the OTC Market;

•	Our ability to implement remediation measures to address material weaknesses in internal control;

•	Our ability to achieve projected operational performance and cost metrics;

•	Our ability to enter into commercially viable licensing, joint venture, or other commercial arrangements; and

•	Availability of raw materials.

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
The Company’s significant accounting policies were described in Note 3 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no significant changes to our accounting policies as of March 31, 2018.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The update will establish a comprehensive revenue recognition standard for virtually all industries in GAAP. ASU 2014-09 will change the amount and timing of revenue and cost recognition, implementation, disclosures and documentation. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. ASU 2014-09 is now effective for the Company in fiscal year 2018. The implementation of ASU 2014-09 did not have a material effect on the Company's consolidated financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718). ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for interim periods and fiscal years beginning after December 15, 2017, and early application is permitted. The implementation of ASU 2017-09 did not have a material effect on the Company's consolidated financial statements.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

Revenues. Our net revenues were $378,000 for the three months ended March 31, 2018, compared to $281,000 for the three months ended March 31, 2017, an increase of $97,000. The increase is due to the increased sales of our PV products.

Cost of revenues. Our Cost of revenues for the three months ended March 31, 2018 was approximately $273,000, compared to $1,493,000 for the three months ended March 31, 2017, a decrease of $1,220,000. The decrease is primarily attributed to a decrease in materials and labor costs as a result of a decrease in production as compared to the first quarter in the prior year. Cost of revenues for the first quarter of 2018 is comprised of materials and freight of $35,000, direct labor of $6,000, and overhead of $232,000. Management believes our factory is currently significantly under-utilized, and a substantial increase in revenue would result in marginal increases to overhead.

Research, development and manufacturing operations. Research, development and manufacturing operations costs were approximately $1,173,000 for the three months ended March 31, 2018, compared to approximately $1,277,000 for the three months ended March 31, 2017, a decrease of approximately $104,000. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. Research, development and manufacturing operations costs also include costs related to technology development and governmental contracts. The following factors contributed to the decrease in research, development, and manufacturing operations expenses during the three months ended March 31, 2018:

1.
Personnel and facility related expenses decreased approximately $83,000, as compared to the first quarter of 2017. The decrease in personnel and facility related costs was primarily due to a reduction in headcount.

2.
Consulting and contract services decreased approximately $11,000, as compared to the first quarter of 2017. The decrease in expense as compared to the first quarter of 2017 was primarily attributed to the reduced number of contractors during the quarter ended March 31, 2018.

3.
Materials and equipment related expenses, decreased approximately $9,000, as compared to the first quarter of 2017. The decrease was due to a decrease in production of research and development products.

Inventory impairment costs. Due to the sale of the EnerPlex brand and the re-purposing of our work-in-process inventory, we are unable to estimate the recoverability of all of our work-in process inventory values, resulting in a lower-cost-to-market analysis and reserve for impairment of $363,758 during the first quarter of 2017. No adjustment was recorded to inventory impairment costs for the three months ended March 31, 2018.
Selling, general and administrative. Selling, general and administrative expenses were approximately $935,000 for the three months ended March 31, 2018, compared to $1,764,000 for the three months ended March 31, 2017, a decrease of approximately $830,000. The following factors contributed to the decrease in selling, general, and administrative expenses during the three months ended March 31, 2018:

1.
Personnel and facility related costs decreased approximately $361,000 during the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. The overall decrease in personnel related costs was primarily due a lower headcount for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017.

2.
Marketing and related expenses decreased approximately $83,000 during the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. The decrease in Marketing and related expenses is due to reduced marketing, advertising, and promotional activities during the three months ended March 31, 2018, compared to the first quarter of 2017, which is the direct result of changing our main focus from the retail consumer electronics market to higher-value PV markets.

3.
Consulting and contract services decreased approximately $354,000 during the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. The decrease was a result of decreased use of consultants and contractors.

4.
Legal expenses increased approximately $92,000 during the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. The primary reasons for the increase is due increased and general legal expenses related to financing efforts as compared to the quarter ended March 31, 2017, offset by decreases in legal expenses related to our patent activity as compared to the first quarter of 2017.

5.
Bad debt and settlement expenses decreased approximately $45,000 during the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. During the first quarter of 2017 we recorded payments and settlements against existing reserves which were offset by additional reserves for customers whose accounts were greater than 120 days overdue.

6.
Public company expenses decreased approximately $78,000 during the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. The decrease is mostly due to reduced SEC filings and a decrease in public relations expense.

Other Expense, net. Other income/expense was approximately $2,328,000 for the three months ended March 31, 2018, compared to approximately $590,000 for the three months ended March 31, 2017, an increase of approximately $1,738,000. The following factors contributed to the increase in other expense during the three months ended March 31, 2018:

1.
Interest expense decreased approximately $648,000, as compared the first quarter of 2017. The decrease is primarily due to an decrease of non-cash interest expense related to convertible debt, promissory notes, and Preferred Stock.

2.
Gains and losses on change in fair value of derivatives and on extinguishment of liabilities, net was a loss of approximately $984,000 during the first quarter of 2018, as compared to an approximate gain of $673,000 for the first quarter of 2017. The increased expense of approximately $1,658,000 in this non-cash item is attributable to a loss of approximately $551,000 on the change in fair value of our embedded derivative instruments during the three months ended March 31, 2018, compared to an approximate gain $3,256,000 in 2017, offset by a reduction in the loss from extinguishment of liabilities of approximately $2,149,000, related to conversions and redemptions of certain convertible notes and preferred stock, for the three months ended March 31, 2018, as compared to the the three months ended March 31, 2017

Net Loss. Our Net Loss was approximately $4,433,000 for the three months ended March 31, 2018, compared to a Net Loss of approximately $5,579,000 for the three months ended March 31, 2017, an improvement of approximately $1,145,000.
The decrease in Net Loss for the three months ended March 31, 2018 can be summarized in variances in significant account activity as follows:

Decrease (Increase) to Net Loss For the Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017
Revenues	97,000
Cost of Revenue	1,220,000
Research, development and manufacturing operations
Materials and Equipment Related Expenses	9,000
Personnel and Facility Related Expenses	83,000
Consulting and Contract Services	11,000
Inventory Impairment Costs	364,000
Selling, general and administrative expenses
Personnel, administrative, and facility Related Expenses	361,000
Marketing Related Expenses	83,000
Legal Expenses	(92,000)
Public Company Costs	78,000
Consulting and Contract Services	354,000
Bad debt and Settlement expense	45,000
Depreciation and Amortization Expense	270,000
Other Income / (Expense)
Other income	728,000
Interest Expense	(648,000)
Non-Cash Change in Fair Value of Derivatives and Gain/Loss on Extinguishment of Liabilities, net	1,658,000
Decrease (Increase) to Net Loss	$1,145,000

Liquidity and Capital Resources
As of March 31, 2018, we had approximately $88,000 in cash and cash equivalents.

During the three months ended March 31, 2018 and the year ended December 31, 2017, the Company entered into multiple financing agreements to fund operations. Further discussion of these transactions can be found in Notes 7 through 15, and Note 18 of the financial statements presented as of, and for, the three months ended, March 31, 2018, and in Notes 8 through 22 and Note 30 of the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

We have continued PV production at our manufacturing facility. We do not expect sales revenue and cash flows will be sufficient to support operations and cash requirements until we have fully implemented our new consumer products strategy. Changes in the level of expected operating losses, the timing of planned capital expenditures or other factors may negatively impact cash flows and reduce current cash and investments faster than anticipated. During the three months ended March 31, 2018, we used approximately $1,495,000 in cash for operations. Our primary significant long term cash obligation consists of a note payable of approximately $5,378,000 to a financial institution secured by a mortgage on its headquarters and manufacturing building in Thornton, Colorado. Total payments of approximately $520,000, including principal and interest, will come due in the remainder of 2017.

Additional projected product revenues are not anticipated to result in a positive cash flow position for the year 2018 overall and, as of March 31, 2018, we have negative working capital. As such, cash liquidity sufficient for the year ending December 31, 2018 will require additional financing.

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

Statements of Cash Flows Comparison of the Three Months Ended March 31, 2018 and 2017
For the three months ended March 31, 2018, our cash used in operations was approximately $1,495,000 compared to approximately $2,661,000 for the three months ended March 31, 2017, a decrease of approximately $1,166,000. The decrease is primarily due to the reduction of headcount and production, coupled with the transition out of retail consumer electronics markets and the sale of the EnerPlex brand. For the three months ended March 31, 2018, our cash used in investing activities was approximately $7,000 as compared to our cash provided by investing activities of approximately $131,000, a decrease of approximately $137,000. This decrease is the result of investing in intellectual property ("IP") during the first quarter of 2018 and the sales of the EnerPlex brand IP during the first quarter of 2017. During the three months ended March 31, 2018, negative operating cash flows of approximately $1,495,000 were funded through $1,500,000 of funding received from promissory notes, and the use of cash customer receivables.

Contractual Obligations
The following table presents our contractual obligations as of March 31, 2018. Our long-term debt obligation is related to our building loan reflecting both principal and interest. Our purchase obligations include orders for equipment, inventory and operating expenses.

		Payments by Year
Contractual Obligation	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Long Term Debt	$6,834,440	$693,611	$2,080,832	$2,080,832	$1,979,165
Purchase Obligations	$423,297	423,297
	$7,257,737	$1,116,908	$2,080,832	$2,080,832	$1,979,165

Off Balance Sheet Transactions
As of March 31, 2018 and December 31, 2017, we did not have any off balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Interest Rate Risk
Our exposure to market risks for changes in interest rates relates primarily to our cash equivalents. As of March 31, 2018, our cash equivalents consisted only of federally insured operating and savings accounts held with financial institutions. From time to time we hold money market funds, investments in U.S. government securities and high quality corporate securities. The primary objective of our investment activities is to preserve principal and provide liquidity on demand, while at the same time maximizing the income we receive from our investments without significantly increasing risk. The direct risk to us associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a change in interest rates will have a significant impact on our financial position, results of operations or cash flows.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (SEC) rules and forms. Our management, including our Chief Executive Officer and interim Principal Financial Officer, conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of March 31, 2018. Based on this evaluation, our Chief Executive Officer and interim Principal Financial Officer concluded that as of March 31, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no other changes in internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in the updated risk factors in our Annual Report on Form 10-K filed on March 29, 2018, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K filed on March 29, 2018 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not required.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits

The exhibits listed on the accompanying Index to Exhibits on this Form 10-Q are filed or incorporated into this Form 10-Q by reference.
EXHIBIT INDEX

Exhibit No.	Description
10.1	Unsecured Promissory Note dated January 31, 2018 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 2, 2018)
10.2	Amendment of Outstanding Convertible Notes dated May 1, 2018 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 7, 2018)
31.1*	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

ASCENT SOLAR TECHNOLOGIES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of May, 2018.

ASCENT SOLAR TECHNOLOGIES, INC.

By:	/S/ VICTOR LEE
Lee Kong Hian (aka Victor Lee) President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, Chief Accounting Officer, and Authorized Signatory)