Form 10-Q
period 2018-06-30
Ascent Solar Technologies, Inc.
filed 2018-08-20
CIK 1350102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
As of August 17, 2018, there were 21,816,631 shares of our common stock issued and outstanding.

ASCENT SOLAR TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q
Quarterly Period Ended June 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ASCENT SOLAR TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$25,901	$89,618
Trade receivables, net of allowance for doubtful accounts of $39,333 and $48,201, respectively	43,984	6,658
Inventories, net	1,000,250	1,037,854
Prepaid expenses and other current assets	508,115	494,425
Total current assets	1,578,250	1,628,555
Property, Plant and Equipment	36,645,862	36,645,862
Less accumulated depreciation and amortization	(32,130,988)	(32,013,686)
	4,514,874	4,632,176
Other Assets:
Patents, net of accumulated amortization of $479,685 and $430,071, respectively	1,341,108	1,470,796
Other non-current assets	35,937	49,813
	1,377,045	1,520,609
Total Assets	$7,470,169	$7,781,340
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$2,181,208	$1,600,455
Related party payables	201,561	202,827
Accrued expenses	2,452,521	1,623,748
Notes payable	1,873,272	1,570,231
Current portion of long-term debt	354,884	343,395
Current portion of secured notes, net of discount of $2,488,113 and $1,934,304, respectively	1,577,724	253,590
Promissory Notes, net of discount of $59,792 and $20,626, respectively	1,322,145	948,811
October 2016 convertible notes	330,000	330,000
St. George convertible note, net of discount and cash payment premium of $384,709 and $673,241, respectively	929,525	1,032,592
BayBridge convertible note, net of discount of $50,400 and $565,000, respectively	1,600	—
Embedded derivative liabilities	7,746,770	6,406,833
Total current liabilities	18,971,210	14,312,482

Long-term debt, net of current portion	4,938,062	5,118,424
Long-term secured notes, net of current portion, and net of discount of $1,224,922 and $1,684,267, respectively	55,822	685,066
Accrued Warranty Liability	48,001	57,703

Commitments and Contingencies

Mezzanine Equity:
Series K preferred stock: 20,000 shares authorized; zero and 2,810 issued and outstanding, respectively	—	2,810,000

Stockholders’ Deficit:
Series A preferred stock, $.0001 par value; 750,000 shares authorized; 60,756 shares issued and outstanding, respectively ($791,992 and $761,864 Liquidation Preference)	6	6
Common stock, $0.0001 par value, 20,000,000,000 shares authorized; 18,994,481 and 9,606,598 shares issued and outstanding, respectively	1,899,448	960,660
Additional paid in capital	391,940,970	386,332,475
Accumulated deficit	(410,383,350)	(402,495,476)
Total stockholders’ deficit	(16,542,926)	(15,202,335)
Total Liabilities, Mezzanine Equity and Stockholders’ Deficit	$7,470,169	$7,781,340
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenues	$102,962	$25,134	$480,472	$305,737

Costs and Expenses:
Cost of revenues (exclusive of depreciation shown below)	230,581	295,026	503,609	1,787,867
Research, development and manufacturing operations (exclusive of depreciation shown below)	700,045	1,241,108	1,873,081	2,517,974
Inventory impairment costs	—	—	—	363,758
Selling, general and administrative (exclusive of depreciation shown below)	700,615	1,405,863	1,636,141	3,170,094
Depreciation and amortization	97,446	330,324	198,220	701,976
Total Costs and Expenses	1,728,687	3,272,321	4,211,051	8,541,669
Loss from Operations	(1,625,725)	(3,247,187)	(3,730,579)	(8,235,932)

Other Income/(Expense)
Other Income/(Expense), net	—	(149,340)	—	579,145
Interest expense	(2,128,698)	(2,247,707)	(3,472,429)	(4,239,059)
Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net	299,595	928,909	(684,866)	1,601,987
Total Other Income/(Expense)	(1,829,103)	(1,468,138)	(4,157,295)	(2,057,927)
Net Loss	$(3,454,828)	$(4,715,325)	$(7,887,874)	$(10,293,859)

Net Loss Per Share (Basic and diluted)	$(0.23)	$(0.81)	$(0.60)	$(2.96)
Weighted Average Common Shares Outstanding (Basic and diluted)	16,617,799	4,668,930	13,822,617	9,361,114

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	six months ended
	June 30,
	2018	2017
Operating Activities:
Net loss	$(7,887,874)	$(10,293,859)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	198,220	701,976
Share based compensation	21,346	95,911
Realized gain on sale of assets	—	(1,214,658)
Amortization of financing costs to interest expense	10,833	70,556
Non-cash interest expense	801,610	727,732
Amortization of debt discount	2,450,664	3,190,185
Bad debt expense	(8,868)	9,649
Accrued litigation settlement	—	(289,861)
Write-down of inventory	—	363,758
Write down of patents	59,153	—
Warranty reserve	(9,702)	(50,085)
Change in fair value of derivatives and (gain)/loss on extinguishment of liabilities, net	684,866	(1,601,987)
Inducement conversion costs	—	635,514
Changes in operating assets and liabilities:
Accounts receivable	(28,458)	396,467
Inventories	37,604	1,010,196
Prepaid expenses and other current assets	14,353	355,759
Accounts payable	945,703	(340,200)
Related party payable	(1,266)	(14,903)
Accrued expenses	531,086	(26,867)
Net cash used in operating activities	(2,180,730)	(6,274,717)
Investing Activities:
Proceeds from the sale of assets	—	150,000
Patent activity costs	(9,705)	(25,341)
Net cash provided by/(used in) investing activities	(9,705)	124,659
Financing Activities:
Proceeds from issuance of debt	2,357,500	2,865,000
Proceeds from issuance of stock	—	4,250,000
Repayment of debt	(230,782)	(862,993)
Net cash provided by financing activities	2,126,718	6,252,007
Net change in cash and cash equivalents	(63,717)	101,949
Cash and cash equivalents at beginning of period	89,618	130,946
Cash and cash equivalents at end of period	$25,901	$232,895
Supplemental Cash Flow Information:
Cash paid for interest	$211,166	$206,080
Cash paid for income taxes	—	—
Non-Cash Transactions:
Non-cash conversions of convertible notes and preferred stock	$5,140,600	$6,934,064
Interest converted to principal	$140,355	$—
Initial derivatives	$2,013,601	$—
Make-whole dividend	$—	$257,152
Accounts payable converted to notes payable	$308,041	$1,422,026
Non-cash finance costs	$25,000	$2,500
Accounts payable forgiven in relation to Sale of EnerPlex	$—	$1,031,726
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

NOTE 2. BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements have been derived from the accounting records of Ascent Solar Technologies, Inc., Ascent Solar (Asia) Pte. Ltd., and Ascent Solar (Shenzhen) Co., Ltd. (collectively, "the Company") as of June 30, 2018 and December 31, 2017, and the results of operations for the three and six months ended June 30, 2018 and 2017. Ascent Solar (Shenzhen) Co., Ltd. is wholly owned by Ascent Solar (Asia) Pte. Ltd., which is wholly owned by Ascent Solar Technologies, Inc. All significant inter-company balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.
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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company’s significant accounting policies were described in Note 3 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no significant changes to our accounting policies as of June 30, 2018.

Recently Adopted or to be Adopted Accounting Policies

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), and has issued a number of clarifying ASUs subsequently, all of which outline a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” The standard provides enhancements to the quality and consistency of how revenue is reported by companies, while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or U.S. GAAP. The new standard also will require enhanced revenue disclosures, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. This accounting standard becomes effective for the Company for reporting periods beginning after December 15, 2018, and interim reporting periods thereafter. Early adoption is permitted for annual reporting periods (including interim periods) beginning after December 15, 2016. This new standard permits the use of either the retrospective or cumulative effect transition method. The implementation of ASU 2014-09 has not had a material effect on the Company's consolidated financial statements.

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

NOTE 4. LIQUIDITY AND CONTINUED OPERATIONS

During the six months ended June 30, 2018 and the year ended December 31, 2017, the Company entered into multiple financing agreements to fund operations. Further discussion of these transactions can be found in Notes 7 through 15, and Note 18 of the financial statements presented as of, and for, the six months ended, June 30, 2018, and in Notes 8 through 22 and Note 30 of the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

The Company has continued limited PV production at its manufacturing facility. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented its product strategy. During the six months ended June 30, 2018 the Company used $2.2 million in cash for operations. The Company's primary significant long term cash obligation consists of a note payable of $5.3 million to a financial institution secured by a mortgage on its headquarters and manufacturing building in Thornton, Colorado. Total payments of approximately $0.3 million, including principal and interest, will come due in the remainder of 2018.

Additional projected product revenues are not anticipated to result in a positive cash flow position for the year 2018 overall and, as of June 30, 2018, the Company has negative working capital. As such, cash liquidity sufficient for the year ending December 31, 2018 will require additional financing.

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

As a result of the Company’s recurring losses from operations, and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern. The Company has scaled down its operations, due to cash flow issues, and does not expect to ramp up until significant financing is obtained.

Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT
The following table summarizes property, plant and equipment as of June 30, 2018 and December 31, 2017:

	As of June 30,	As of December 31,
	2018	2017
Building	$5,828,960	$5,828,960
Furniture, fixtures, computer hardware and computer software	489,421	489,421
Manufacturing machinery and equipment	30,327,481	30,327,481
Property, plant and equipment	36,645,862	36,645,862
Less: Accumulated depreciation and amortization	(32,130,988)	(32,013,686)
Net property, plant and equipment	$4,514,874	$4,632,176
The Company analyzes its long-lived assets for impairment, both individually and as a group, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. No assets were impaired for the three and six months ended June 30, 2018.
Depreciation expense for the three and six months ended June 30, 2018 was $58,566 and $117,302, respectively, compared to depreciation expense of $288,493 and $623,116 for the three and six months ended June 30, 2017, respectively. Depreciation expense is recorded under “Depreciation and amortization expense” in the Condensed Consolidated Statements of Operations.

NOTE 6. INVENTORIES
Inventories consisted of the following at June 30, 2018 and December 31, 2017:

	As of June 30,	As of December 31,
	2018	2017
Raw materials	$653,680	$688,904
Work in process	25,040	11,878
Finished goods	321,530	337,072
Total	$1,000,250	$1,037,854
The Company analyzes its inventory for impairment, both categorically and as a group, whenever events or changes in circumstances indicate that the carrying amount of the inventory may not be recoverable. During the six months ended June 30, 2018, the Company did not impair inventory, compared to an impairment of $363,758, for the six months ended June 30, 2017.

Inventory amounts are shown net of allowance of $457,617 and $562,140 as of June 30, 2018 and December 31, 2017, respectively.

NOTE 7. NOTES PAYABLE

On February 24, 2017, the Company entered into an agreement with a vendor to convert the balance of their account into three notes payable in the aggregate amount of $765,784. The notes bear interest of 6% per annum and matured on February 24, 2018; all outstanding principal and accrued interest is due and payable upon maturity. On June 5, 2018, the Company entered into another agreement with the same vendor to convert the balance of their account into a fourth note payable with a principal amount of $308,041, this note also bears interest at a rate of 6% per annum, and matures on July 31, 2018. As of June 30, 2018, the Company had not made any payments on these notes; the total outstanding principal and accrued interest were $1,073,825 and $63,950, respectively, and the note is due upon demand.

On March 23, 2017, the Company entered into an agreement with a vendor to convert the balance of their account into a note payable in the amount of $356,742. The note bears interest of 5% per annum and matured on March 31, 2018; all outstanding principal and accrued interest is due and payable upon maturity. As of June 30, 2018, the Company had not made any payments on the note, the accrued interest was $22,675, and the note is due upon demand. Subsequent to the date of this report, the note was redeemed in stock; please see Note 18 for further information.

On June 30, 2017, the Company entered into an agreement with a vendor to convert the balance of their account into a note payable in the amount of $250,000. The note bears interest of 5% per annum and matured on February 28, 2018; all outstanding principal and accrued interest is due and payable upon maturity. As of June 30, 2018, the Company had not made any payments on these notes, the accrued interest was $12,500, and the note is due upon demand.

On September 30, 2017, the Company entered into a settlement agreement with a customer to convert the credit balance of their account into a note payable in the amount of $215,234. The note bears interest of 5% per annum and matures on September 30, 2018. The Company has not made the monthly payments of $18,426 that were to commence on October 30, 2017; as of June 30, 2018 the company had paid principal of $22,529 and interest of $897. The remaining principal and interest balances, as of June 30, 2018, were $192,705 and $6,607 , respectively.

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
The outstanding principal balance of the Permanent Loan was $5,292,946 and $5,461,819 as of June 30, 2018 and December 31, 2017, respectively.

As of June 30, 2018, remaining future principal payments on long-term debt are due as follows:

2018	$174,523
2019	366,757
2020	391,709
2021	418,358
2022	446,821
Thereafter	3,494,778
$5,292,946

NOTE 9. SECURED PROMISSORY AND CONVERTIBLE NOTES

Global Ichiban Secured Promissory Notes

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

All principal and accrued interest on the Notes are convertible at any time, in whole or in part, at the option of the Investor into shares of Common Stock at a variable conversion price equal to the lowest of (i) 85% of the average VWAP for the shares over the prior 5 trading days, (ii) the closing bid price for the shares on the prior trading day, or (iii) $2.00 per share

The Notes may not be converted and shares of Common Stock may not be issued pursuant to the Notes if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 9.99% of the outstanding shares of Common Stock.

Of the Notes issued on November 30, 2017, $3,359,539 aggregate principal amount will mature on December 15, 2020. Principal and interest was originally to be payable in 36 equal monthly installments of $111,585 beginning January 15, 2018. During the three months ended June 30, 2018, principal of $176,000 was converted into 1,035,295 shares of common stock, and during the six months ended June 30, 2018 $140,355 of interest was converted to principal. The remaining note is payable in 30 equal monthly installments of $80,360 beginning July 15, 2018. The following table summarizes the conversion activity of this note:

Conversion Period	Principal Converted	Interest Converted	Common Shares Issued
Q1 2018	$1,250,000	$—	2,450,981
Q2 2018	$176,000	$—	1,035,295
	$1,426,000	$—	3,486,276

Of the Notes issued on November 30, 2017, $697,688 aggregate principal amount will mature on November 30, 2018. Principal and interest will be payable upon maturity.

The $2,000,000 aggregate principal amount of Notes, issued in eight tranches, will mature on the first anniversary of the respective issuance date. Principal and interest will be payable upon maturity. As of June 30, 2018, the closing dates, closing amounts, and maturity dates on completed Note SPA tranches are as follows:

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

As of June 30, 2018, the aggregate principal and interest balance of the Notes were $4,771,582 and $183,618, respectively.

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

The derivative liability associated with the Notes is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At June 30, 2018, the Company conducted a fair value assessment of the embedded derivative associated with the three valuation groups discussed above.

1)
For the November 30, 2017 3yr Note: Management conducted a fair value assessment with the following assumptions: annual volatility of 62% present value discount rate of 12% and a dividend yield of 0% as of June 30, 2018. As a result of the fair value assessment, the Company recorded a net gain of $424,530 as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect the fair value of the embedded derivative of $3,317,472 as of June 30, 2018.

2)
For the November 30, 2017 1yr Notes: Management conducted a fair value assessment with the following assumptions: annual volatility of 35% present value discount rate of 12% and a dividend yield of 0% as of June 30, 2018. As a result of the fair value assessment, the Company recorded a net gain of $204,697 as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect the fair value of the embedded derivative of $683,471 as of June 30, 2018.

3)
For the December 28, 2017 1yr Note: Management conducted a fair value assessment with the following assumptions: annual volatility of 35% present value discount rate of 12% and a dividend yield of 0% as of June 30, 2018. As a result of the fair value assessment, the Company recorded a net gain of $86,708 as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect the fair value of the embedded derivative of $180,300 as of June 30, 2018.

4)
For the first quarter 2018 1yr Notes: Management conducted a fair value assessment with the following assumptions: annual volatility of 52% present value discount rate of 12% and a dividend yield of 0% as of June 30, 2018. As a result of the fair value assessment, the Company recorded a net gain of $69,365 as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect the fair value of the embedded derivative of $1,081,797 as of June 30, 2018.

During the three months ended June 30, 2018, a cumulative net gain of $798,258 was recorded as a change in fair value. The total cumulative net gain for the six months ended June 30, 2018 was $785,300 to reflect a total derivative liability of $5,263,040 as of June 30, 2018. Subsequent to the date of this report, the COmpany entered into another promissory note under this security agreement. Please refer to Note 18 for more information.

St. George Secured Convertible Note

On May 8, 2018, the Company, entered into a note purchase agreement with St. George Investments LLC, for the private placement of a $575,000 Secured Convertible Promissory Note. The Company received $500,000 in aggregate proceeds for the Secured Convertible Promissory Note in two tranches and recorded and original issue discount of $50,000 and debt financing costs of $25,000. The original issue discount and the financing costs will be recognized as interest expense, ratably, over the life of the note. The Secured Convertible Promissory Note bears interest at a rate of 10% per annum and matures on May 9, 2019. All unredeemed principal and accrued interest is payable upon maturity. The note contains standard and customary events of default including but not limited to: (i) failure to make payments when due under the Note, and (ii) bankruptcy or insolvency of the Company. In the event of default the interest rate increases to 22% per annum. The Secured Convertible Promissory Note is secured by a junior security interest on the Company's headquarters building, located in Thorton, Colorado. There are no registration rights applicable to this agreement.

As of June 30, 2018, the aggregate principal and interest balance of the Secured Convertible Promissory Note were $575,000 and $8,349, respectively.

Beginning in early November 2018, St. George shall have the option to require the Company to redeem all or a portion of the amounts outstanding under the note. The Company may pay the requested redemption amounts in cash or in the form of shares of Common Stock (subject to certain specified equity conditions). Payments in the form of Common Stock shall be calculated using a variable conversion price equal to (i) 60% of the average of the two lowest closing bid prices for the shares over (ii) the prior ten day trading period immediately preceding the redemption.

Shares of Common Stock may not be issued pursuant to the note if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 4.99% of the outstanding shares of Common Stock. This ownership limitation will be automatically increased to 9.99% if the Company’s market capitalization is less than $10 million. The ownership limitation can also be increased at the option of the Investor (up to a maximum of 9.99%) upon 61 days advance written notice.

Pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the redemption option in the Secured Convertible Promissotry Note was deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. The fair value measurements rely primarily on Company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with the note approximates management’s estimate of the fair value of the embedded derivative liability based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 50%, present value discount rate of 12%, and a dividend yield rate of 0%. These assumption resulted in the fair value of the embedded derivative of $862,439, associated with this note at inception.

The derivative liability associated with the Secured Convertible Promissory Note is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At June 30, 2018, the Company conducted a fair value assessment of the embedded derivative associated with the note. As a result of the fair value assessment, the Company recorded a $19,432 gain as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Condensed Consolidated Statements of Operations, to properly reflect the fair value of the embedded derivative of $843,007 as of June 30, 2018.

The fair value measurements rely primarily on Company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with the Secured Convertible Promissory Note approximates management’s estimate of the fair value of the embedded derivative liability at June 30, 2018 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 33%, present value discount rate of 12% and dividend yield of 0%.

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

As of June 30, 2018, $205,563 of principal and $45,414 of interest had been paid on this note. The outstanding principal and accrued interest balances on the note as of June 30, 2018 were $494,437 and $56,549, respectively.

On November 16, 2017, the Company initiated a non-convertible, unsecured promissory note with a private investor for $275,000. The promissory note was issued with an original issue discount of $25,000, resulting in proceeds to the company of $250,000. The note does not have a stated interest rate and matured on December 18, 2017. As of June 30, 2018, no payments had been made on this note and the Company has accrued interest at an inferred rate of 12% resulting in an accrued interest balance of $17,811, as of June 30, 2018. This note is payable upon demand. Subsequent to the date of this report, this promissory note was exchanged for a convertible note; please refer to Note 18 for further information.

On January 31, 2018, the Company initiated a non-convertible, unsecured promissory note with a private investor for an aggregate principal amount of $200,000. The promissory note was issued with an original issue discount of $22,500, which will be recorded as interest expense ratably over the term of the note, resulting in proceeds to the company of $177,500, which was received in December 2017. The note bears interest at 12% per annum and matures on December 29, 2018. All principal and interest is payable upon maturity. As of June 30, 2018, the remaining principal and interest on on this note were $200,000 and $12,033, respectively.

On June 6, 2018, the Company initiated a non-convertible, unsecured promissory note with a private investor for an aggregate principal amount of $315,000. The promissory note was issued with an original issue discount of $55,000, which will be recorded as interest expense ratably over the term of the note, resulting in proceeds to the company of $260,000, that was received in several tranches between February 2018 and April 2018. This note bears interest at 12% per annum and matures on June 6, 2019. All principal and interest is payable upon maturity. As of June 30, 2018, the remaining principal and interest on on this note were $315,000 and $7,664, respectively.

During May and June 2018, the Company received undocumented proceeds of $97,500 from a private investor. Subsequent to the date of this report, $87,500 of the proceeds were documented into a promissory note (please refer to Note 18 for further information) and the remaining $10,000 in proceeds remains undocumented as of the filing date of this report. The Company has accrued interest on these undocumented funds at an inferred rate of 12% per annum, and the accrued interest balance was $1,078 as of June 30, 2018.

NOTE 11. OCTOBER 2016 CONVERTIBLE NOTES

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

Outstanding principal and accrued interest on the October 2016 Convertible Notes were $330,000 and $34,815, respectively as of June 30, 2018.

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

The derivative liability associated with the October 2016 Convertible Notes is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At June 30, 2018, the Company conducted a fair value assessment of the embedded derivative associated with the October 2016 Convertible Notes. As a result of the fair value assessment, the Company recorded a $75,575 loss as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2018. A total net loss of $137,851 was recorded for the six months ended June 30, 2018, to properly reflect the fair value of the embedded derivative of $710,494 as of June 30, 2018.

The fair value measurements rely primarily on Company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with the October 2016 Convertible Notes approximates management’s estimate of the fair value of the embedded derivative liability at June 30, 2018 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 35% present value discount rate of 12% and dividend yield of 0%.

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

In lieu of making the December 2017 through March 2018 cash payments, the share reserve was increased by 5 million shares, and on May 1, 2018, effective as of April 3, 2018, the parties agreed to amend the variable conversion price formula outlined in the SPA. As amended, payments in the form of shares would be calculated using a variable conversion price equal to the lower of (i) 60% of the lowest VWAP for the shares during the prior five trading days or (ii) the closing bid price for the shares on the prior trading day.

All principal and accrued interest on the Notes are convertible at any time, in whole or in part, at the option of the Investor into shares of Common Stock at a fixed conversion price of $4 per share.

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

In connection with the closing under the Note SPA, the Company issued 37,500 unregistered shares of common stock to the Investor as an origination fee. The closing stock price on the date of close was $1.7 resulting in an interest expense of $63,750 being recorded as of the date of close.

The Notes may not be converted and shares of Common Stock may not be issued pursuant to the Notes if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 4.99% of the outstanding shares of Common Stock.

As of June 30, 2018, cash payments of $191,667 had been made on this note, and $391,600 had been converted into 2,270,278 shares of the Company's common stock. The remaining balance on the note was $1,141,733 as of June 30, 2018. The following table summarizes the conversion activity of this note:

Conversion Period	Principal Converted	Common Shares Issued
Q1 2018	$75,000	187,500
Q2 2018	$316,600	2,082,778
	$391,600	$2,270,278

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

The derivative liability associated with the Convertible Promissory Notes is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At June 30, 2018, the Company conducted a fair value assessment of the embedded derivative associated with the St. George Convertible Notes. As a result of the fair value assessment, the Company recorded a $316,636 net gain as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2018. The total net loss recorded for the six months ended June 30, 2018 was $508,264, to properly reflect the fair value of the embedded derivative of $902,544 as of June 30, 2018.

The fair value measurements rely primarily on Company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with the Convertible Promissory Notes approximates management’s estimate of the fair value of the embedded derivative liability at June 30, 2018 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 34% present value discount rate of 12% and dividend yield of 0%.

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

Payments of principal and accrued interest on the Exchange Note are payable in cash or, at the option of the Company, in shares of Common Stock at a variable conversion price equal to the lowest of (i) 85% of the average VWAP for the shares over the prior 5 trading days, (ii) the closing bid price for the shares on the prior trading day, or (iii) $3.00 per share. Payments in shares of Common Stock may not be issued pursuant to the Exchange Note if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 9.99% of the outstanding shares of Common Stock.

As of June 30, 2018, principal of $788,000 and interest of $26,807 had been converted into 3,333,242 shares of common stock and no cash payments of principal or interest had been made. The principal and accrued interest balances as of June 30, 2018 were $52,000 and $685, respectively. The following table summarizes the conversion activity of this note:

Conversion Period	Principal Converted	Interest Converted	Common Shares Issued
Q4 2017	$275,000	$—	404,412
Q1 2018	$105,000	$20,717	493,007
Q2 2018	$408,000	$6,090	2,435,823
	$788,000	$26,807	3,333,242

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

The derivative liability associated with the Exchange Note is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At June 30, 2018, the Company conducted a fair value assessment of the embedded derivative associated with the Exchange Note. As a result of the fair value assessment, the Company recorded a $165,999 gain as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2018.  The total gain recorded as of the six months ended June 30, 2018, was $515,047 , to properly reflect the fair value of the embedded derivative of $27,686 as of June 30, 2018.

The fair value measurements rely primarily on Company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with the Exchange Note approximates management’s estimate of the fair value of the embedded derivative liability at June 30, 2018 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 36%, present value discount rate of 12% and dividend yield of 0%.

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

The Series A Preferred Stock may be converted into shares of common stock at the option of the Company if the closing price of the common stock exceeds $232, as adjusted, for 20 consecutive trading days, or by the holder at any time. The Company has the right to redeem the Series A Preferred Stock at a price of $8.00 per share, plus any accrued and unpaid dividends, plus the make-whole amount (if applicable). At June 30, 2018, the preferred shares were not eligible for conversion to common shares at the option of the Company. The holder of the preferred shares may convert to common shares at any time, at no cost, at a ratio of 1 preferred share into 1 common share (subject to standard ratable anti-dilution adjustments). Upon any conversion (whether at the option of the Company or the holder), the holder is entitled to receive any accrued but unpaid dividends.

On October 6, 2016, the Series A Holder entered into an exchange agreement with a private investor. Pursuant to the exchange agreement, beginning December 5, 2016, the investor has the option to exchange, from time to time, all or any portion of the October 2016 Convertible Notes (see Note 11) for outstanding shares of Series A Preferred Stock from the Series A Holder.

As of March 31, 2017, the investor had elected to exchange all outstanding October 2016 Convertible Notes, in accordance with the exchange agreement, resulting in the exchange of 104,785 shares of Series A Preferred Stock. As of March 31, 2017, the investor had also converted their 104,785 shares of Series A Preferred Stock, and the related make whole dividend, which resulted in the issuance of 173,947 shares of common stock.

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

As of June 30, 2018, there were 60,756 shares of Series A Preferred Stock outstanding and accrued and unpaid dividends of $310,362.

NOTE 15. SERIES K PREFERRED STOCK

On February 8, 2017, the Company, entered into a securities purchase agreement (“Series K SPA”) with a private investor (“Investor”), for the private placement of up to $20,000,000 of the Company’s newly designated Series K Convertible Preferred Stock (“Series K Preferred Stock”).

Per the terms of the Series K SPA, the Company was scheduled to sell 1,000 shares of Series K Preferred Stock to Investor in exchange for $1,000,000 of gross proceeds on or before each of (i) February 24, 2017, (ii) March 27, 2017, (iii) April 27, 2017, (iv) May 27, 2017 and (v) June 27, 2017. The Company was also scheduled to sell 15,000 shares of Series K Preferred Stock to Investor in exchange for $15,000,000 of gross proceeds on or before July 27, 2017. As of June 30, 2018, the Company had sold 9,010 shares of Series K Preferred Stock in exchange for $9,010,000 in cash proceeds from the private investor. The Company does not expect to receive any more funding from this investor. The following summarizes the closings and proceeds received as of June 30, 2018:

Closing Period	Preferred Series K Shares Purchased	Closing Amount
Q1 2017	150	150,000
Q2 2017	4,100	4,100,000
Q3 2017	4,760	4,760,000
	9,010	9,010,000

The Series K Preferred Stock ranks senior to the Company’s common stock in respect to dividends and rights upon liquidation. The Series K Preferred Stock will not have voting rights and the holders of the Series K Preferred Stock will not be entitled to any fixed rate of dividends.

The shares of the Series K Preferred Stock will be convertible at the option of the holder into common stock at a fixed conversion price equal to $0.004. At no time may the Series K Preferred Stock be converted if the number of shares of common stock to be received by Investor pursuant to such conversion, when aggregated with all other shares of common stock then beneficially (or deemed beneficially) owned by Investor, would result in Investor beneficially owning more than 19.99% of all common stock then outstanding. As of June 30, 2018, the investor had converted all of the Series K Preferred Stock into shares of common stock. The following table summarizes the conversion activity of Series K Preferred Stock:

Conversion Period	Preferred Series K Shares Converted	Value of Series K Preferred Shares	Common Shares Issued
Q2 2017	3,200	$3,200,000	800,000
Q3 2017	3,000	$3,000,000	750,000
Q2 2018	2,810	$2,810,000	702,500
	9,010	9,010,000	2,252,500

As of June 30, 2018, the investor owned approximately 12% of the Company's outstanding common stock.

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

NOTE 16. STOCKHOLDERS’ DEFICIT

Common Stock

Reverse Stock Split
On July 20, 2018, the Company, a Delaware corporation, filed a Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware to effect a reverse stock split of the Company’s common stock, par value $0.0001 per share, at a ratio of one-for-one thousand (the “Reverse Stock Split”). The Certificate of Amendment did not change the number of authorized shares, or the par value, of the Company’s common stock. The Certificate of Amendment provides that every thousand shares of the Company’s issued and outstanding common stock were automatically combined into one issued and outstanding share of the Company’s common stock. All shares and per share amounts in the consolidated financial statements and accompanying notes have been retroactively adjusted to give effect to the Reverse Stock Split.

At June 30, 2018, the Company had 20,000,000,000 shares of common stock, $0.0001 par value, authorized for issuance. Each share of common stock has the right to one vote. As of June 30, 2018, the Company had 18,994,481 shares of common stock outstanding. The Company has not declared or paid any dividends related to the common stock through June 30, 2018.

Preferred Stock

At June 30, 2018, the Company had 750,000 shares of preferred stock, $0.0001 par value, authorized for issuance. Preferred stock may be issued in classes or series. Designations, powers, preferences, rights, qualifications, limitations and restrictions are determined by the Company’s Board of Directors.

The following table summarizes the designations, shares authorized, and shares outstanding for the Company's Preferred Stock:

Preferred Stock Series Designation	Shares Outstanding
Series A	60,756
Series K	—

Series A Preferred Stock

Refer to Note 14 descriptions of Series A Preferred Stock.

Series K Preferred Stock
Refer to Note 15 descriptions of Series K Preferred Stock.
Warrants

As of December 31, 2017, the Company had three outstanding warrants for an aggregate of 700,000 shares of common stock: i) a warrant for 250,000 shares of common stock which is exercisable at a fixed strike price of $4.00 and expires on July 24, 2018; ii) a warrant for 250,000 shares of common stock which is exercisable at a fixed strike price of $3.00 and expires on August 10, 2018; and iii) a warrant for 200,000 shares of common stock which is exercisable at a fixed strike price of $1.80 and expires on June 30, 2018. None of the warrants may not be exercised if, after giving effect to the exercise, the holder, together with its affiliates, would beneficially own in excess of 9.99% of the Company's outstanding shares of common stock. Please refer to Note 24 of the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for further information about each warrant issuance.

On June 30, 2018, the warrant granted for 200,000 shares of common stock, exercisable at a fixed strike price of $1.80, expired unexercised. As of June 30, 2018, the Company had two remaining outstanding warrants for an aggregate of 500,000 shares of common stock. Subsequent to the date of this report, these two warrants also expired unexercised.

The following table summarizes warrant activity:

	Warrant Shares	Warrant Weighted Average Exercise Price
Outstanding at December 31, 2016	—	$—
Granted	700,000	$3.01
Exercised	—	$—
Canceled/Expired	—	$—
Outstanding at December 31, 2017	700,000	$3.01
Granted	—	$—
Exercised	—	$—
Canceled/Expired	(200,000)	$1.80
Outstanding at June 30, 2018	500,000	$3.50
Exercisable at June 30, 2018	500,000	$3.50

NOTE 17. EQUITY PLANS AND SHARE-BASED COMPENSATION
Share-Based Compensation: The Company measures share-based compensation cost at the grant date based on the fair value of the award and recognizes this cost as an expense over the grant recipients’ requisite service periods for all awards made to employees, officers, directors and consultants.

The share-based compensation expense recognized in the Condensed Consolidated Statements of Operations was as follows:

	For the six months ended June 30,
	2018	2017
Share-based compensation cost included in:
Research and development	$642	$16,898
Selling, general and administrative	20,704	79,013
Total share-based compensation cost	$21,346	$95,911

The following table presents share-based compensation expense by type:

	For the six months ended June 30,
	2018	2017
Type of Award:
Stock Options	$21,346	$69,582
Restricted Stock Units and Awards	—	26,329
Total share-based compensation cost	$21,346	$95,911

Stock Options: The Company recognized share-based compensation expense for stock options of approximately $21,000 to officers, directors and employees for the six months ended June 30, 2018 related to stock option awards ultimately expected to vest. There were no stock options granted during the six months ended June 30, 2018 or during the six months ended June 30, 2017.
As of June 30, 2018, total compensation cost related to non-vested stock options not yet recognized was approximately $20,000 which is expected to be recognized over a weighted average period of approximately 1.0 year, 66 shares were vested or expected to vest in the future at a weighted average exercise price of $31,820, and 200 shares remained available for future grants under the Option Plan.
Restricted Stock: The Company did not recognized share-based compensation expense related to restricted stock grants for the six months ended June 30, 2018. During the six months ended June 30, 2017, the Company recognized approximately $26,000 in share-based compensation related to restricted stock grants. There were no restricted stock grants for the six months ended June 30, 2018 or the six months ended June 30, 2017.

As of June 30, 2018, there was no unrecognized share-based compensation expense from unvested restricted stock, no shares were expected to vest in the future, and 519 shares remained available for future grants under the Restricted Stock Plan.

NOTE 18. SUBSEQUENT EVENTS

Offering of Secured Non-Convertible Notes

On July 6, 2018, the Company issued a $135,000 promissory note, to Global Ichiban Ltd., in exchange for gross proceeds of $120,000. This note bears interest at a rate of 12% per annum and matures on July 6, 2019. Principal and interest on this note are payable at maturity. This note is secured by a security interest on substantially all of the Company's assets, pursuant to the Security Agreement dated November 30, 2017. Please refer to Note 9 for further details on the Security Agreement.

Reverse Stock Split

On July 19, 2018, the Company, filed a Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware to effect a reverse stock split of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a ratio of one-for-one thousand (the “Reverse Stock Split”).

The Certificate of Amendment provides that the Reverse Stock Split became effective as of 5:00 p.m. Eastern Time on July 20, 2018 (the “Effective Time”), at which time every thousand shares of the Company’s issued and outstanding Common Stock were automatically combined into one issued and outstanding share of Common Stock, without any change in the par value per share. The Certificate of Amendment provides that in the event a stockholder would otherwise be entitled to receive a fraction of a share of Common Stock, such stockholder shall receive one whole share of Common Stock in lieu of such fractional share and no fractional shares shall be issued.

Following the Reverse Stock Split, the Company has approximately 19 million shares of Common Stock issued and outstanding. The number of authorized shares of the Company’s Common Stock remains at 20 billion. The number of shares of the Company’s Series A preferred stock outstanding was not affected by the Reverse Stock Split. However, the number of shares of Common Stock into which each outstanding share of Series A preferred stock is convertible will be adjusted proportionately as a result of the Reverse Stock Split. All outstanding RSUs, stock options, warrants and rights to purchase shares of Common Stock will be adjusted proportionately.

Trading of the Company’s Common Stock continued on the OTC Marketplace on a split-adjusted basis on July 23, 2018. The Company's Common Stock will temporarily trade under the symbol "ASTID," with a "D" added for 20 trading days to signify that the Reverse Stock Split has occurred.  After 20 trading days, the trading symbol will revert back to ASTI. The new CUSIP number for the Common Stock following the Reverse Stock Split is 043635507.

At the Company’s 2018 Annual Meeting of Stockholders, the Company’s stockholders approved a reverse stock split of the Common Stock at a ratio ranging from one-for-one hundred to one-for-one thousand, with such ratio to be determined by the Company’s Board of Directors in its discretion without further approval from the Company’s stockholders. The Board of Directors of the Company subsequently authorized proceeding with the Reverse Stock Split at a ratio of one-for-one thousand.

Offering of Unsecured Promissory Note

On July 24, 2018, the Company sold and issued to a private investor a $115,000 aggregate principal amount unsecured original issue discount note (the “Note”) in exchange for $87,500 of gross proceeds. The Note is unsecured and non-convertible, bears interest at a rate of 12% per annum, and will mature on January 24, 2019; principal and interest on the Note will be payable upon maturity.

Exchange of Outstanding Promissory Note for Unsecured Convertible Note

On July 25, 2017, the Company, entered into a securities exchange agreement (the “Exchange Agreement”) with a private investor. Pursuant to the terms of the Exchange Agreement, the investor agreed to surrender and exchange a promissory note with a principal balance of $275,000. In exchange, the Company issued to the investor an unsecured convertible note with an aggregate principal amount of $300,000 (the “Exchange Note”).

The Exchange Note is not secured, bears interest at a rate of 12% per annum, and will mature on January 25, 2019; principal and interest on the Exchange Note are due upon maturity.

The investor shall have the right, from and after the date of issuance of this note and then at any time until the note is fully paid, to convert any outstanding and unpaid principal into shares of the Company's common stock at a variable conversion price equal to the lesser of (i) a price equal to $0.20, or (ii) 80% of the lowest traded price for the shares over the prior ten trading days.

Conversion to shares of common stock may not be issued pursuant to the Exchange Note if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 4.99% of the outstanding shares of Common Stock.

On August 13, 2018, the investor converted $25,000 of principal and $158 in accrued interest for 683,650 shares of common stock. The principal balance of the Exchange Note, as of the date of this filing, is $275,000.

Redemption of Note Payable

On July 25, 2018, a vendor holding a note payable with the principal amount of $356,742, elected to redeem the note, along with $23,897 in accrued interest, for 2,138,421 shares of common stock. The conversion rate was based on the average of the prior five trading days' closing price.

Offering of Promissory Note

On July 27, 2018, the Company entered into an agreement with a vendor to convert the balance of their account into an unsecured note payable in the amount of $41,452. This note bears interest of 10.4% per annum and matures on December 15, 2018, with a possible extension to March 15, 2109. This note requires $1,000 principal payments, plus accrued interest, on a bi-weekly basis. As of the date of this filing, the installment payments have been paid by the Company per the agreed upon schedule.

Offering of Convertible Note

On August 1, 2018, the Company, entered into a note purchase (the “Note SPA”) with Power Up Lending Group LTD. (“Investor”), for the private placement of a $130,000 Convertible Promissory Note (“Note”). On August 2, 2018, the Company received $130,000 of gross proceeds from the offering of the Note. The note is unsecured, bears interest at a rate of 8% per annum, and matures on August 1, 2019; principal and interest is due upon maturity. In the event of default, the interest rate per annum increases to 22%.

Beginning in February 2019, the Investor shall have the option to convert all or a portion of the amounts outstanding under the Note, into shares of the Company's common stock. Conversions into common stock shall be calculated using a variable conversion price equal to 65% of the average of the three lowest closing bid prices for the shares over the prior ten day trading period immediately preceding the conversion.

Shares of Common Stock may not be issued pursuant to the Note if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 4.99% of the outstanding shares of Common Stock.

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

Overview
We are a company formed to commercialize flexible photovoltaic modules using our proprietary technology. For the three and six months ended June 30, 2018, we generated $102,962 and $467,987 of revenue from product sales, respectively. During the six months ended June 30, 2018, we generated $12,485 in revenue from a government contract.

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
As of June 30, 2018, TFG owns 333,334 shares of the Company's common stock, which represents less than 2% of the outstanding shares of common stock of the Company as of June 30, 2018. There are no registration rights relating to these shares.

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
The Company’s significant accounting policies were described in Note 3 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no significant changes to our accounting policies as of June 30, 2018.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

Revenues. Our net revenues were approximately $103,000 for the three months ended June 30, 2018, compared to $25,000 for the three months ended June 30, 2017, an increase of $65,000. The increase is due to increased sales of our PV products, as well as government contract revenue of approximately $12,000 during the three months ended June 30, 2018, compared to no government contract revenue during the three months ended June 30, 2017.

Cost of revenues. Our Cost of revenues for the three months ended June 30, 2018 was approximately $231,000, compared to $295,000 for the three months ended June 30, 2017, a decrease of $64,000. The decrease is primarily attributed to a decrease in materials and labor costs as a result of a decrease in production as compared to the second quarter in the prior year. Cost of revenues for the second quarter of 2018 is comprised of materials and freight of approximately $44,000 and direct labor and overhead of approximately $186,000. Management believes our factory is currently significantly under-utilized, and a substantial increase in revenue would result in marginal increases to overhead.

Research, development and manufacturing operations. Research, development and manufacturing operations costs were approximately $700,000 for the three months ended June 30, 2018, compared to approximately $1,241,000 for the three months ended June 30, 2017, a decrease of approximately $541,000. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. Research, development and manufacturing operations costs also include costs related to technology development and governmental contracts. The following factors contributed to the decrease in research, development, and manufacturing operations expenses during the three months ended June 30, 2018:

1.
Personnel and facility related expenses decreased approximately $512,000, as compared to the second quarter of 2017. The decrease in personnel and facility related costs was primarily due to a reduction in headcount and the use of contractors.

2.
Materials and equipment related expenses, decreased approximately $29,000, as compared to the second quarter of 2017. The decrease was due to a decrease in production of research and development products.

Selling, general and administrative. Selling, general and administrative expenses were approximately $701,000 for the three months ended June 30, 2018, compared to $1,406,000 for the three months ended June 30, 2017, a decrease of approximately $705,000. The following factors contributed to the majority of the decrease in selling, general, and administrative expenses during the three months ended June 30, 2018:

1.
Personnel and facility related costs decreased approximately $489,000 during the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. The overall decrease in personnel related costs was primarily due a lower headcount for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017 as well as the decreased use of consultants and contractors during the same period.

2.
Marketing and related expenses decreased approximately $16,000 during the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. The decrease in Marketing and related expenses is due to reduced marketing, advertising, and promotional activities during the three months ended June 30, 2018, compared to the second quarter of 2017, which is the direct result of reducing our marketing budget to focus more on the development of our PV.

3.
Legal expenses increased approximately $52,000 during the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. The primary reasons for the increase is due increased and general legal expenses related to financing efforts as compared to the quarter ended June 30, 2017, offset by decreases in legal expenses related to our patent activity as compared to the second quarter of 2017.

4.
Public company expenses increased approximately $19,000 during the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. The increase is mostly due to a timing difference in our Annual Shareholder Meeting, which was held during the third quarter of 2017, and the fees related to the processing of our reverse stock split.

5.
During the three months ended June 30, 2017, we also incurred settlement fees of approximately $167,485, related to the settlements with customers who wished to return Enerplex products following the sale of our Enerplex brand. There were no such fees incurred during the three months ended June 30, 2018.

Other Expense, net. Other expense was approximately $1,829,000 for the three months ended June 30, 2018, compared to approximately $1,468,000 for the three months ended June 30, 2017, an increase of approximately $361,000. The following factors contributed to the increase in other expense during the three months ended June 30, 2018:

1.
Interest expense decreased approximately $119,000, as compared the second quarter of 2017. The decrease is primarily due to an decrease of non-cash interest expense related to convertible debt, promissory notes, and Preferred Stock.

2.
During the three months ended June 30, 2017, we recorded conversion inducement transaction costs of $149,000, related to our Series J Preferred Stock. There were no such transactions during the three months ended June 30, 2018.

3.
Gains and losses on change in fair value of derivatives and on extinguishment of liabilities, net was a loss of approximately $300,000 during the second quarter of 2018, as compared to an approximate loss of $929,000 for the second quarter of 2017. The improvement of approximately $629,000 in this non-cash item is attributable to a gain of approximately $1,225,000 on the change in fair value of our embedded derivative instruments during the three months ended June 30, 2018, compared to an approximate gain $1,932,000 in 2017, offset by a reduction in the loss from extinguishment of liabilities of approximately $78,000, related to conversions and redemptions of certain convertible notes and preferred stock, for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017.

Net Loss. Our Net Loss was approximately $3,455,000 for the three months ended June 30, 2018, compared to a Net Loss of approximately $4,715,000 for the three months ended June 30, 2017, an improvement of approximately $1,260,000.
The decrease in Net Loss for the three months ended June 30, 2018 can be summarized in variances in significant account activity as follows:

Decrease (Increase) to Net Loss For the Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017
Revenues	$78,000
Cost of Revenue	64,000
Research, development and manufacturing operations
Materials and Equipment Related Expenses	29,000
Personnel and Facility Related Expenses	512,000
Selling, general and administrative expenses
Personnel, administrative, and facility Related Expenses	489,000
Marketing Related Expenses	16,000
Legal Expenses	52,000
Public Company Costs	(19,000)
Bad debt and Settlement expense	167,000
Depreciation and Amortization Expense	233,000
Other Income / (Expense)
Other income	150,000
Interest Expense	119,000
Non-Cash Change in Fair Value of Derivatives and Gain/Loss on Extinguishment of Liabilities, net	(629,000)
Decrease (Increase) to Net Loss	$1,261,000

Comparison of the Six Months Ended June 30, 2018 and 2017

Revenues. Our net revenues were approximately $481,000 for the six months ended June 30, 2018, compared to $306,000 for the six months ended June 30, 2017, an increase of $175,000. The increase is due to increased sales of our PV products, as well as government contract revenue of approximately $12,000 during the six months ended June 30, 2018, compared to no government contract revenue during the six months ended June 30, 2017.

Cost of revenues. Our Cost of revenues for the six months ended June 30, 2018 was approximately $504,000, compared to $1,788,000 for the six months ended June 30, 2017, a decrease of $1,284,000. The decrease is primarily attributed to a decrease in materials and labor costs as a result of a decrease in production as compared to the same period in the prior year. Cost of revenues for the six months ended June 30, 2018 is comprised of materials and freight of approximately $79,000 and direct labor and and overhead of approximately $424,000. Management believes our factory is currently significantly under-utilized, and a substantial increase in revenue would result in marginal increases to overhead.
Research, development and manufacturing operations. Research, development and manufacturing operations costs were approximately $1,873,000 for the six months ended June 30, 2018, compared to approximately $2,518,000 for the six months ended June 30, 2017, a decrease of approximately $645,000. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. Research, development and manufacturing operations costs also include costs related to technology development and governmental contracts. The following factors contributed to the decrease in research, development, and manufacturing operations expenses during the six months ended June 30, 2018:

1.
Personnel and facility related expenses decreased approximately $571,000, as compared to the same time period of 2017. The decrease in personnel and facility related costs was primarily due to a reduction in headcount and the use of contractors.

2.
Materials and equipment related expenses, decreased approximately $74,000, as compared to the same time period of 2017. The decrease was due to a decrease in production of research and development products.

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
Selling, general and administrative. Selling, general and administrative expenses were approximately $1,636,000 for the six months ended June 30, 2018, compared to $3,170,000 for the six months ended June 30, 2017, a decrease of approximately $1,534,000. The following factors contributed to the decrease in selling, general, and administrative expenses during the six months ended June 30, 2018:

1.
Personnel and facility related costs decreased approximately $1,144,000 during the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. The overall decrease in personnel related costs was primarily due a lower headcount for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017 as well as the decreased use of consultants and contractors during the same period.

2.
Marketing and related expenses decreased approximately $99,000 during the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. The decrease in Marketing and related expenses is due to reduced marketing, advertising, and promotional activities during the six months ended June 30, 2018, compared to the same time period of 2017, which is the direct result of reducing our marketing budget to focus more on the development of our PV.

3.
Legal expenses increased approximately $40,000 during the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. The primary reasons for the increase is due increased and general legal expenses related to financing efforts as compared to the six months ended ended June 30, 2017, offset by decreases in legal expenses related to our patent activity as compared to the same period of 2017.

4.
Public company expenses decreased approximately $119,000 during the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. This decrease is primarily due to reduced filing fees related to financing agreements in 2018, as compared to the same period in the previous year.

5.
Bad debt and settlement expenses decreased approximately $212,000 during the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. During 2017 we recorded payments and settlements against existing reserves which were offset by additional reserves for customers whose accounts were greater than 120 days overdue. In 2018 we had fewer customers whose accounts were greater than 120 days overdue.

Other Expense, net. Other expense was approximately $4,157,000 for the six months ended June 30, 2018, compared to approximately $2,058,000 for the six months ended June 30, 2017, an increase of approximately $2,100,000. The following factors contributed to the increase in other expense during the six months ended June 30, 2018:

1.
Interest expense decreased approximately $766,000, as compared the six months ended June 30, 2017. The decrease is primarily due to an decrease of non-cash interest expense related to convertible debt, promissory notes, and Preferred Stock.

2.
During the six months ended June 30, 2017, the Company recorded net other income of $579,000. This income was comprised of a $1,215,000 increase in gain on sale of assets after the transfer of the EnerPlex IP, offset by induced conversion costs of $636,000 on several of the financial instruments. There were no other income or expense transactions during the six months ended June 30, 2018.

3.
Gains and losses on change in fair value of derivatives and on extinguishment of liabilities, net was a gain of approximately $685,000 during the six months ended June 30, 2018, as compared to an approximate gain of $1,602,000 for the six months ended June 30, 2017. The change of approximately $2,287,000 in this non-cash item is attributable to a gain of approximately $674,000 on the change in fair value of our embedded derivative instruments during the six months ended June 30, 2018, compared to an approximate gain $5,187,000 in 2017, offset by a reduction in the loss from extinguishment of liabilities of approximately $2,227,000, related to conversions and redemptions of certain convertible notes and preferred stock, for the six months ended June 30, 2018, as compared to the the six months ended June 30, 2017.

Net Loss. Our Net Loss was approximately $7,888,000 for the six months ended June 30, 2018, compared to a Net Loss of approximately $10,294,000 for the six months ended June 30, 2017, an improvement of approximately $2,406,000.
The decrease in Net Loss for the three months ended June 30, 2018 can be summarized in variances in significant account activity as follows:

Decrease (Increase) to Net Loss For the Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017
Revenues	$175,000
Cost of Revenue	1,284,000
Research, development and manufacturing operations
Materials and Equipment Related Expenses	74,000
Personnel and Facility Related Expenses	571,000
Inventory impairment costs	364,000
Selling, general and administrative expenses
Personnel, administrative, and facility Related Expenses	1,144,000
Marketing Related Expenses	99,000
Legal Expenses	(40,000)
Public Company Costs	119,000
Bad debt and Settlement expense	212,000
Depreciation and Amortization Expense	504,000
Other Income / (Expense)
Other income	(579,000)
Interest Expense	766,000
Non-Cash Change in Fair Value of Derivatives and Gain/Loss on Extinguishment of Liabilities, net	(2,287,000)
Decrease (Increase) to Net Loss	$2,406,000

Liquidity and Capital Resources
As of June 30, 2018, we had approximately $26,000 in cash and cash equivalents.

During the six months ended June 30, 2018 and the year ended December 31, 2017, the Company entered into multiple financing agreements to fund operations. Further discussion of these transactions can be found in Notes 7 through 15, and Note 18 of the financial statements presented as of, and for, the six months ended, June 30, 2018, and in Notes 8 through 22 and Note 30 of the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

We have continued limited PV production at our manufacturing facility. We do not expect sales revenue and cash flows will be sufficient to support operations and cash requirements until we have fully implemented our new consumer products strategy. Changes in the level of expected operating losses, the timing of planned capital expenditures or other factors may negatively impact cash flows and reduce current cash and investments faster than anticipated. During the six months ended June 30, 2018, we used approximately $2,181,000 in cash for operations. Our primary significant long term cash obligation consists of a note payable of approximately $5,293,000 to a financial institution secured by a mortgage on its headquarters and manufacturing building in Thornton, Colorado. Total payments of approximately $347,000, including principal and interest, will come due in the remainder of 2017.

Additional projected product revenues are not anticipated to result in a positive cash flow position for the year 2018 overall and, as of June 30, 2018, we have negative working capital. As such, cash liquidity sufficient for the year ending December 31, 2018 will require additional financing.

The Company continues to accelerate sales efforts related to its PV strategy by focusing on the Company's propriety technology. The Company has begun activities related to securing additional financing through strategic or financial investors, but there is no assurance the Company will be able to raise additional capital on acceptable terms or at all. If the Company's revenues do not increase rapidly, and/or additional financing is not obtained, the Company will be required to significantly curtail operations to reduce costs and/or sell assets. Such actions would likely have an adverse impact on the Company's future operations. As a result of the Company’s recurring losses from operations, and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern.

Statements of Cash Flows Comparison of the Six Months Ended June 30, 2018 and 2017
For the six months ended June 30, 2018, our cash used in operations was approximately $2,181,000 compared to approximately $6,275,000 for the six months ended June 30, 2017, a decrease of approximately $4,094,000. The decrease is primarily due to the reduction of headcount and production, coupled with the transition out of retail consumer electronics markets and the sale of the EnerPlex brand. For the six months ended June 30, 2018, our cash used in investing activities was approximately $10,000 as compared to our cash provided by investing activities of approximately $125,000, a decrease of approximately $134,000. This decrease is the result of investing in intellectual property ("IP") during the first quarter of 2018 and the sales of the EnerPlex brand IP during the first quarter of 2017. During the six months ended June 30, 2018, negative operating cash flows of approximately $2,181,000 were funded through $2,127,000 of funding received from promissory notes, and the use of cash customer receivables.

Off Balance Sheet Transactions
As of June 30, 2018 and December 31, 2017, we did not have any off balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Interest Rate Risk
Our exposure to market risks for changes in interest rates relates primarily to our cash equivalents. As of June 30, 2018, our cash equivalents consisted only of federally insured operating and savings accounts held with financial institutions. From time to time we hold money market funds, investments in U.S. government securities and high quality corporate securities. The primary objective of our investment activities is to preserve principal and provide liquidity on demand, while at the same time maximizing the income we receive from our investments without significantly increasing risk. The direct risk to us associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a change in interest rates will have a significant impact on our financial position, results of operations or cash flows.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (SEC) rules and forms. Our management, including our Chief Executive Officer and interim Principal Financial Officer, conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of June 30, 2018. Based on this evaluation, our Chief Executive Officer and interim Principal Financial Officer concluded that as of June 30, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no other changes in internal control over financial reporting during the six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
3.1
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated July 19, 2018 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed July 23, 2018

10.1*	Securities Purchase Agreement dated May 8, 2018
10.2*	Secured Convertible Note dated May 8, 2018
10.3	Unsecured Promissory Note dated June 6, 2018 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 12, 2018)
10.4	Secured Promissory Note dated July 6, 2018 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 12, 2018)
10.5	Unsecured Promissory Note dated July 24, 2018 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 30, 2018)
10.6	Exchange Agreement dated July 25, 2018 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 30, 2018)
10.7	Unsecured Convertible Exchange Note dated July 25, 2018 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on July 30, 2018)
10.8	Securities Purchase Agreement dated August 1, 2018 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 8, 2018)
10.9	Convertible Promissory Note dated August 1, 2018 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 8, 2018)
31.1*	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

ASCENT SOLAR TECHNOLOGIES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 20th day of August, 2018.

ASCENT SOLAR TECHNOLOGIES, INC.

By:	/S/ VICTOR LEE
Lee Kong Hian (aka Victor Lee) President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, Chief Accounting Officer, and Authorized Signatory)