Form 10-Q
period 2018-09-30
Ascent Solar Technologies, Inc.
filed 2018-11-19
CIK 1350102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
As of November 16, 2018, there were 42,523,847 shares of our common stock issued and outstanding.

ASCENT SOLAR TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q
Quarterly Period Ended September 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ASCENT SOLAR TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$57,830	$89,618
Trade receivables, net of allowance for doubtful accounts of $45,359 and $48,201, respectively	31,866	6,658
Inventories, net	969,095	1,037,854
Prepaid expenses and other current assets	270,069	494,425
Total current assets	1,328,860	1,628,555
Property, Plant and Equipment	36,621,187	36,645,862
Less accumulated depreciation and amortization	(32,158,632)	(32,013,686)
	4,462,555	4,632,176
Other Assets:
Patents, net of accumulated amortization of $518,471 and $430,071, respectively	1,306,041	1,470,796
Other non-current assets	35,000	49,813
	1,341,041	1,520,609
Total Assets	$7,132,456	$7,781,340
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$2,200,680	$1,600,455
Related party payables	200,000	202,827
Accrued expenses	2,744,353	1,623,748
Notes payable	1,516,530	1,570,231
Current portion of long-term debt	315,635	343,395
Current portion of secured notes, net of discount of $1,769,390 and $1,934,304, respectively	2,629,322	253,590
Promissory notes, net of discount of $67,083 and $20,626, respectively	1,047,354	948,811
Convertible notes, net of discount and cash premium of $1,517,662 and $1,238,241, respectively	1,594,918	1,362,592
Embedded derivative liabilities	4,583,724	6,406,833
Total current liabilities	16,832,516	14,312,482

Long-term debt, net of current portion	5,118,407	5,118,424
Long-term secured notes, net of current portion, and net of discount of $995,249 and $1,684,267, respectively	87,621	685,066
Accrued Warranty Liability	48,001	57,703

Commitments and Contingencies

Mezzanine Equity:
Series K preferred stock: 20,000 shares authorized; zero and 2,810 issued and outstanding, respectively	—	2,810,000

Stockholders’ Deficit:
Series A preferred stock, $.0001 par value; 750,000 shares authorized; 60,756 shares issued and outstanding, respectively ($807,306 and $761,864 Liquidation Preference)	6	6
Common stock, $0.0001 par value, 20,000,000,000 shares authorized; 29,538,241 and 9,606,598 shares issued and outstanding, respectively	1,900,496	960,660
Additional paid in capital	393,221,378	386,332,475
Accumulated deficit	(410,075,969)	(402,495,476)
Total stockholders’ deficit	(14,954,089)	(15,202,335)
Total Liabilities, Mezzanine Equity and Stockholders’ Deficit	$7,132,456	$7,781,340
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenues	$32,001	$242,055	$512,473	$547,792

Costs and Expenses:
Cost of revenues (exclusive of depreciation shown below)	—	535,258	503,609	2,323,125
Research, development and manufacturing operations (exclusive of depreciation shown below)	516,782	1,311,943	2,389,863	3,829,919
Inventory impairment costs	—	—	—	363,758
Selling, general and administrative (exclusive of depreciation shown below)	607,784	1,341,852	2,243,925	4,511,940
Depreciation and amortization	91,104	310,207	289,324	1,012,185
Total Costs and Expenses	1,215,670	3,499,260	5,426,721	12,040,927
Loss from Operations	(1,183,669)	(3,257,205)	(4,914,248)	(11,493,135)

Other Income/(Expense)
Other Income/(Expense), net	13,144	(15,053)	13,144	564,092
Interest expense	(1,730,717)	(898,915)	(5,279,259)	(5,137,975)
Warrant expense	—	(335,739)	—	(335,739)
Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net	3,284,736	2,151,478	2,599,870	3,753,466
Total Other Income/(Expense)	1,567,163	901,771	(2,666,245)	(1,156,156)
Net Income/(Loss)	$383,494	$(2,355,434)	$(7,580,493)	$(12,649,291)

Net Income/(Loss) Per Share (Basic)	$0.020	$(0.292)	$(0.450)	$(2.632)
Net Income/(Loss) Per Share (Diluted)	0.001	$(0.292)	$(0.450)	$(2.632)
Weighted Average Common Shares Outstanding (Basic)	22,739,044	8,062,352	16,827,420	4,806,753
Weighted Average Common Shares Outstanding (Diluted)	76,806,872	8,062,352	16,827,420	4,806,753

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2018	2017
Operating Activities:
Net loss	$(7,580,493)	$(12,649,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	289,324	1,012,185
Share based compensation	24,822	108,717
Warrant expense	—	335,739
Realized gain on sale of assets	(14,000)	(1,199,606)
Amortization of financing costs to interest expense	21,750	73,018
Non-cash interest expense	935,190	1,273,087
Amortization of debt discount	3,690,823	3,656,430
Bad debt expense	(8,868)	514
Accrued litigation settlement	—	(339,481)
Write-down of inventory	—	363,758
Write down of patents	59,153	—
Warranty reserve	(9,702)	(71,355)
Change in fair value of derivatives and (gain)/loss on extinguishment of liabilities, net	(2,599,870)	(3,753,466)
Inducement conversion costs	—	635,514
Changes in operating assets and liabilities:
Accounts receivable	(16,340)	545,481
Inventories	68,759	1,139,001
Prepaid expenses and other current assets	247,919	493,008
Accounts payable	965,175	(1,469,670)
Related party payable	(2,827)	(13,287)
Accrued expenses	885,788	(850,316)
Net cash used in operating activities	(3,043,397)	(10,710,020)
Investing Activities:
Proceeds from the sale of assets	14,000	150,000
Purchase of property, plant, and equipment	—	(6,402)
Patent activity costs	(9,705)	(50,898)
Net cash provided by investing activities	4,295	92,700
Financing Activities:
Proceeds from issuance of debt	3,102,500	4,365,000
Proceeds from issuance of stock	—	9,010,000
Payment of debt financing costs	(5,500)	(20,000)
Repayment of debt	(89,686)	(1,785,597)
Net cash provided by financing activities	3,007,314	11,569,403
Net change in cash and cash equivalents	(31,788)	952,083
Cash and cash equivalents at beginning of period	89,618	130,946
Cash and cash equivalents at end of period	$57,830	$1,083,029
Supplemental Cash Flow Information:
Cash paid for interest	$308,542	$1,120,350
Cash paid for income taxes	—	—
Non-Cash Transactions:
Non-cash conversions of convertible notes and preferred stock	$5,843,954	$10,914,988
Interest converted to principal	$140,355	$104,199
Initial derivatives	$2,736,724	$—
Make-whole dividend	$—	$257,152
Accounts payable converted to notes payable	$308,041	$1,637,260
Non-cash finance costs	$25,000	$2,500
Accounts payable forgiven in relation to Sale of EnerPlex	$—	$1,031,726
Promissory notes exchanged for convertible notes	$511,871	$—
Stock issued for commitment fee	$—	$63,750
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

During the third quarter of 2018, Ascent greatly reduced production in an effort to meet cash flow challenges. The Company stopped manufacturing PV in anticipation of projects and started producing PV on a per project basis. Ascent continues to design PV integrated consumer electronics as well as portable power applications for commercial and military users. Due to the high durability enabled by the monolithic integration employed by our technology, the capability to customize modules into different form factors and the industry leading light weight and flexibility provided by our modules, the Company believes that the potential applications for our products are numerous.

NOTE 2. BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements have been derived from the accounting records of Ascent Solar Technologies, Inc., Ascent Solar (Asia) Pte. Ltd., and Ascent Solar (Shenzhen) Co., Ltd. (collectively, "the Company") as of September 30, 2018 and December 31, 2017, and the results of operations for the three and nine months ended September 30, 2018 and 2017. Ascent Solar (Shenzhen) Co., Ltd. is wholly owned by Ascent Solar (Asia) Pte. Ltd., which is wholly owned by Ascent Solar Technologies, Inc. All significant inter-company balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.

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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were described in Note 3 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no significant changes to our accounting policies as of September 30, 2018.

Recently Adopted or to be Adopted Accounting Policies

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), and has issued a number of clarifying ASUs subsequently, all of which outline a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” The standard provides enhancements to the quality and consistency of how revenue is reported by companies, while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or U.S. GAAP. The new standard also will require enhanced revenue disclosures, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. This accounting standard becomes effective for the Company for reporting periods beginning after December 15, 2017, and interim reporting periods thereafter. Early adoption is permitted for annual reporting periods (including interim periods) beginning after December 15, 2016. This new standard permits the use of either the retrospective or cumulative effect transition method. The implementation of ASU 2014-09 did not have a material effect on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize all leases, including operating leases, on the balance sheet as a lease asset or lease liability, unless the lease is a short-term lease. ASU 2016-02 also requires additional disclosures regarding leasing arrangements. ASU 2016-02 is effective for interim periods and fiscal years beginning after December 15, 2018, and early application is permitted. The Company has evaluated the adoption of this guidance and has determined there will not be a material impact on its consolidated financial statements.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to non-employees by aligning it with the accounting for share-based payments to employees, with specified exceptions. This standard is effective for the Company in the first quarter of 2020, and early adoption is permitted. The Company expects the adoption of this standard will not have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements of fair value measurements. This standard is effective for the Company in the first quarter of 2020, and early adoption is permitted. The Company is currently evaluating the impact of the effect adoption of this standard will have on its consolidated financial statements.

Other new pronouncements issued but not effective as of September 30, 2018 are not expected to have a material impact on the Company’s condensed consolidated financial statements.

NOTE 4. LIQUIDITY AND CONTINUED OPERATIONS

During the nine months ended September 30, 2018 and the year ended December 31, 2017, the Company entered into multiple financing agreements to fund operations. Further discussion of these transactions can be found in Notes 7 through 13, and Note 16 of the financial statements presented as of, and for, the nine months ended, September 30, 2018, and in Notes 8 through 22 and Note 30 of the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

The Company has continued limited PV production at its manufacturing facility. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented its product strategy. During the nine months ended September 30, 2018 the Company used $3.0 million in cash for operations. The Company's primary significant long term cash obligation consists of a note payable of $5.4 million to a financial institution secured by a mortgage on its headquarters and manufacturing building in Thornton, Colorado. Total payments of approximately $0.1 million, including principal and interest, will come due in the remainder of 2018.

Additional projected product revenues are not anticipated to result in a positive cash flow position for the year 2018 overall and, as of September 30, 2018, the Company has negative working capital. As such, cash liquidity sufficient for the year ending December 31, 2018 will require additional financing.

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

NOTE 5. PROPERTY, PLANT AND EQUIPMENT
The following table summarizes property, plant and equipment as of September 30, 2018 and December 31, 2017:

	As of September 30,	As of December 31,
	2018	2017
Building	$5,828,960	$5,828,960
Furniture, fixtures, computer hardware and computer software	489,421	489,421
Manufacturing machinery and equipment	30,302,806	30,327,481
Property, plant and equipment	36,621,187	36,645,862
Less: Accumulated depreciation and amortization	(32,158,632)	(32,013,686)
Net property, plant and equipment	$4,462,555	$4,632,176
The Company analyzes its long-lived assets for impairment, both individually and as a group, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. No assets were impaired for the three and nine months ended September 30, 2018.
Depreciation expense for the three and nine months ended September 30, 2018 was $52,319 and $169,621, respectively, compared to depreciation expense of $266,489 and $889,606 for the three and nine months ended September 30, 2017, respectively. Depreciation expense is recorded under “Depreciation and amortization expense” in the Condensed Consolidated Statements of Operations.

NOTE 6. INVENTORIES
Inventories consisted of the following at September 30, 2018 and December 31, 2017:

	As of September 30,	As of December 31,
	2018	2017
Raw materials	$644,944	$688,904
Work in process	23,750	11,878
Finished goods	300,401	337,072
Total	$969,095	$1,037,854
The Company analyzes its inventory for impairment, both categorically and as a group, whenever events or changes in circumstances indicate that the carrying amount of the inventory may not be recoverable. During the nine months ended September 30, 2018, the Company did not impair inventory, compared to an impairment of $363,758, for the nine months ended September 30, 2017.
Inventory amounts are shown net of allowance of $515,864 and $562,140 as of September 30, 2018 and December 31, 2017, respectively.

NOTE 7. NOTES PAYABLE

On February 24, 2017, the Company entered into an agreement with a vendor to convert the balance of their account into three notes payable in the aggregate amount of $765,784. The notes bear interest of 6% per annum and matured on February 24, 2018; all outstanding principal and accrued interest is due and payable upon maturity. On June 5, 2018, the Company entered into another agreement with the same vendor to convert the balance of their account into a fourth note payable with a principal amount of $308,041, this note also bears interest at a rate of 6% per annum, and matured on July 31, 2018. As of September 30, 2018, the Company had not made any payments on these notes; the total outstanding principal and accrued interest were $1,073,825 and $80,415, respectively, and the note is due upon demand.

On March 23, 2017, the Company entered into an agreement with a vendor to convert the balance of their account into a note payable in the amount of $356,742. The note bears interest of 5% per annum and matured on March 31, 2018; all outstanding principal and accrued interest is due and payable upon maturity. As of September 30, 2018, the note had been redeemed in stock; on July 25, 2018, the investor, elected to redeem the note, along with $23,897 in accrued interest, for 2,138,421 shares of common stock. The conversion rate was based on the average of the prior five trading days' closing price.

On June 30, 2017, the Company entered into an agreement with a vendor to convert the balance of their account into a note payable in the amount of $250,000. The note bears interest of 5% per annum and matured on February 28, 2018; all outstanding principal and accrued interest is due and payable upon maturity. As of September 30, 2018, the Company had not made any payments on these notes, the accrued interest was $15,651, and the note is due upon demand.

On September 30, 2017, the Company entered into a settlement agreement with a customer to convert the credit balance of their account into a note payable in the amount of $215,234. The note bears interest of 5% per annum and matures on September 30, 2018. The Company has not made the monthly payments of $18,426 that were to commence on October 30, 2017; as of September 30, 2018 the company had paid principal of $22,529 and interest of $897. The remaining principal and interest balances, as of September 30, 2018, were $192,705 and $9,129 , respectively.

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

On November 1, 2016, the Company and the CHFA agreed to modify the original agreement described above with the addition of a forbearance period. Per the modification agreement, no payments of principal and interest shall be due under the note during the forbearance period commencing on November 1, 2016 and continuing through April 1, 2017. The amount of interest that should have been paid by the Company during the forbearance period in the total amount of $180,043 shall be added to the outstanding principal balance of the note. As a result, on May 1, 2017, the principal balance of the note was $5,704,932. Commencing on May 1, 2017, the monthly payments of principal and interest due under the note resumed at $57,801, and the Company shall continue to make such monthly payments over the remaining term of the note ending on February 1, 2028.

On August 24, 2018, the Company and the CHFA agreed to modify the original agreement with an additional forbearance period. Per the modification agreement, no payments of principal shall be due under the note during the forbearance period commencing on June 1, 2018 and continuing through November 30, 2018. For each month of forbearance, partial interest of $15,000 per month must be paid, and the remaining unpaid interest of the forbearance period of $84,187 will be added to the outstanding principal balance of the note. As a result, on December 1, 2018, the principal balance of the note will be $5,434,042and monthly payments of principal and interest of $57,801 will resume, continuing through the remaining term of the note ending on February 1, 2028.
The outstanding principal balance of the Permanent Loan was $5,434,042 and $5,461,819 as of September 30, 2018 and December 31, 2017, respectively.

As of September 30, 2018, remaining future principal payments on long-term debt are due as follows:

2018	$55,981
2019	349,093
2020	372,843
2021	398,209
2022	425,301
Thereafter	3,832,615
$5,434,042

NOTE 9. SECURED PROMISSORY AND CONVERTIBLE NOTES

Global Ichiban Secured Promissory Notes

On November 30, 2017, the Company, entered into a note purchase and exchange agreement with Global Ichiban Ltd., for the private placement of up to $2,000,000 of the Company’s secured convertible promissory notes in exchange for $2,000,000 of gross proceeds in several tranches through June 2018, The closing of each tranche is conditioned upon the Company having an average daily trading volume for its Common Stock of at least $50,000 for the 20 trading day period preceding such future tranche closing dates.

Pursuant to the terms of the note purchase and exchange agreement, the Company and the investor also agreed to exchange certain outstanding securities held by the investor for additional notes. As of November 30, 2017, the investor surrendered for cancellation (i) its outstanding promissory note dated September 13, 2017 ($3,359,539 principal and accrued interest), (ii) its outstanding promissory note dated October 31, 2017 ($252,466 principal and accrued interest), and (iii) its 400 shares of outstanding Series J Preferred Stock ( $445,222 of capital and accrued dividends). In exchange, the Company issued to the investor $4,057,227 aggregate principal amount of additional Notes. Please refer to Note 11 and Note 21 of the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for further discussion on the canceled promissory notes and the canceled Series J Preferred Stock shares.

All principal and accrued interest on the notes are convertible at any time, in whole or in part, at the option of the investor into shares of common stock at a variable conversion price equal to the lowest of (i) 85% of the average VWAP for the shares over the prior 5 trading days, (ii) the closing bid price for the shares on the prior trading day, or (iii) $2.00 per share

The notes may not be converted, and shares of common stock may not be issued pursuant to the notes, if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 9.99% of the outstanding shares of common stock.

Of the notes issued on November 30, 2017, $3,359,539 aggregate principal amount will mature on December 15, 2020. Principal and interest was originally to be payable in 36 equal monthly installments of $111,585 beginning January 15, 2018. During the nine months ended September 30, 2018, principal of $1,426,000 was converted into 3,486,276 shares of common stock, and during the nine months ended September 30, 2018 $140,355 of interest was converted to principal. The remaining note is payable in 30 equal monthly installments of $80,360 beginning July 15, 2018. The following table summarizes the conversion activity of this note:

Conversion Period	Principal Converted	Interest Converted	Common Shares Issued
Q1 2018	$1,250,000	$—	2,450,981
Q2 2018	$176,000	$—	1,035,295
	$1,426,000	$—	3,486,276

Of the notes issued on November 30, 2017, $697,688 aggregate principal amount will mature on November 30, 2018. Principal and interest will be payable upon maturity.

The $2,000,000 aggregate principal amount of notes, issued in eight tranches, will mature on the first anniversary of the respective issuance date. Principal and interest will be payable upon maturity. As of September 30, 2018, the closing dates, closing amounts, and maturity dates on completed note tranches are as follows:

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

On July 6, 2018, the Company issued a non-convertible promissory note to Global Ichiban Ltd., pursuant to the note purchase and exchange agreement dated November 30, 2017. In accordance with the agreement, the Company issued a note with a principal balance of $135,000 in exchange for gross proceeds of $120,000. This note bears interest at a rate of 12% per annum and matures on July 6, 2019. Principal and interest on this note are payable at maturity. The original issue discount of $15,000 will be allocated to interest expense, ratably, over the life of the note.

As of September 30, 2018, the aggregate principal and interest balance of the Notes were $4,906,582 and $331,758, respectively.

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

The derivative liability associated with the notes is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At September 30, 2018, the Company conducted a fair value assessment of the embedded derivative associated with the three valuation groups discussed above.

1)
For the November 30, 2017 3yr note: Management conducted a fair value assessment with the following assumptions: annual volatility of 65% present value discount rate of 12% and a dividend yield of 0% as of September 30, 2018. As a result of the fair value assessment, the Company recorded a net gain of $2,440,427 as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect the fair value of the embedded derivative of $1,301,575 as of September 30, 2018.

2)
For the November 30, 2017 1yr notes: Management conducted a fair value assessment with the following assumptions: annual volatility of 104% present value discount rate of 12% and a dividend yield of 0% as of September 30, 2018. As a result of the fair value assessment, the Company recorded a net gain of $436,920 as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect the fair value of the embedded derivative of $451,248 as of September 30, 2018.

3)
For the December 28, 2017 1yr note: Management conducted a fair value assessment with the following assumptions: annual volatility of 104% present value discount rate of 12% and a dividend yield of 0% as of September 30, 2018. As a result of the fair value assessment, the Company recorded a net gain of $147,969 as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect the fair value of the embedded derivative of $119,039 as of September 30, 2018.

4)
For the first quarter 2018 1yr notes: Management conducted a fair value assessment with the following assumptions: annual volatility of 104% present value discount rate of 12% and a dividend yield of 0% as of September 30, 2018. As a result of the fair value assessment, the Company recorded a net gain of $436,927 as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect the fair value of the embedded derivative of $714,235 as of September 30, 2018.

During the three months ended September 30, 2018, a cumulative net gain of $2,676,943 was recorded as a change in fair value. The total cumulative net gain for the nine months ended September 30, 2018 was $3,462,243 to reflect a total derivative liability of $2,586,097 as of September 30, 2018. Subsequent to the date of this report, the Company entered into another promissory note under this security agreement. Please refer to Note 16 for more information.

St. George Secured Convertible Note

On May 8, 2018, the Company, entered into a note purchase agreement with St. George Investments LLC, for the private placement of a $575,000 secured convertible promissory note. The Company received $500,000 in aggregate proceeds for the note in two tranches and recorded and original issue discount of $50,000 and debt financing costs of $25,000. The original issue discount and the financing costs will be recognized as interest expense, ratably, over the life of the note. The note bears interest at a rate of 10% per annum and matures on May 9, 2019. All unredeemed principal and accrued interest is payable upon maturity. The note contains standard and customary events of default including but not limited to: (i) failure to make payments when due under the note, and (ii) bankruptcy or insolvency of the Company. In the event of default the interest rate increases to 22% per annum. The note is secured by a junior security interest on the Company's headquarters building, located in Thonrton, Colorado. There are no registration rights applicable to this agreement.

As of September 30, 2018, the aggregate principal and interest balance of the note were $575,000 and $22,842, respectively.

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

Pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the redemption option in the note was deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the redemption option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. The fair value measurements rely primarily on company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with the note approximates management’s estimate of the fair value of the embedded derivative liability based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 50%, present value discount rate of 12%, and a dividend yield rate of 0%. These assumption resulted in the fair value of the embedded derivative of $862,439, associated with this note at inception.

The derivative liability associated with the note is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At September 30, 2018, the Company conducted a fair value assessment of the embedded derivative associated with the note. As a result of the fair value assessment, the Company recorded a $339,078 gain as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Condensed Consolidated Statements of Operations, to properly reflect the fair value of the embedded derivative of $523,361 as of September 30, 2018.

The fair value measurements rely primarily on Company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with the note approximates management’s estimate of the fair value of the embedded derivative liability at September 30, 2018 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 86%, present value discount rate of 12% and dividend yield of 0%.

NOTE 10. PROMISSORY NOTES

Offering of Unsecured, Non-Convertible Notes to Investor 1

During October 2016, the Company received $420,000 from a private investor "Investor 1". These funds, along with $250,000 of additional funding, were rolled into a promissory note, executed on January 17, 2017, in the amount of $700,000 issued with a discount of $30,000 which will be charged to interest expense ratably over the term of the note. The note bears interest at 12% per annum and matures on July 17, 2017. Principal and interest on this note are payable at maturity. This note is not convertible into equity shares of the Company and is unsecured.

On June 30, 2017, the Company and Investor 1 agreed to a 12 month payment plan on the balance of this promissory note. Interest will continue to accrue on this note at 12% per annum and payments of approximately $62,000 will be made monthly beginning in July 2017. The Company has not made all the payments according to this payment plan, and the note is payable upon demand.

As of September 30, 2018, $205,563 of principal and $45,414 of interest had been paid on this note. The outstanding principal and accrued interest balances on the note as of September 30, 2018 were $494,437 and $71,503, respectively.

Offering of Unsecured, Non-Convertible Notes to Investor 2

On November 16, 2017, the Company initiated a non-convertible, unsecured promissory note with another private investor ("Investor 2") for $275,000. The promissory note was issued with an original issue discount of $25,000, resulting in proceeds to the company of $250,000. The note does not have a stated interest rate and matured on December 18, 2017.

On July 25, 2018, the Company, entered into a new securities exchange agreement with Investor 2. Pursuant to the terms of the Exchange Agreement, Investor 2 agreed to surrender and exchange the promissory note with a principal balance of $275,000 in exchange for a convertible note. See Note 11 for further discussion on the new convertible note.

Offering of Unsecured, Non-Convertible Notes to Investor 3

On January 31, 2018, the Company initiated a non-convertible, unsecured promissory note with another private investor ("Investor 3") for an aggregate principal amount of $200,000. The promissory note was issued with an original issue discount of $22,500, which will be recorded as interest expense ratably over the term of the note, resulting in proceeds to the company of $177,500, which was received in December 2017. The note bears interest at 12% per annum and matures on December 29, 2018. All principal and interest is payable upon maturity.

On September 7, 2018, the Company, entered into a new securities exchange agreement with Investor 3. Pursuant to the terms of the Exchange Agreement, Investor 3 agreed to surrender and exchange the promissory note with a principal balance of $200,000, plus accrued interest of $16,800, in exchange for a convertible note. See Note 11 for further discussion on the new convertible note.

On June 6, 2018, the Company initiated a non-convertible, unsecured promissory note with Investor 3 for an aggregate principal amount of $315,000. The promissory note was issued with an original issue discount of $55,000, which will be recorded as interest expense ratably over the term of the note, resulting in proceeds to the company of $260,000, that was received in several tranches between February 2018 and April 2018. This note bears interest at 12% per annum and matures on June 6, 2019. All principal and interest is payable upon maturity. As of September 30, 2018, the remaining principal and interest on on this note were $315,000 and $17,430, respectively.

On July 24, 2018, the Company initiated a non-convertible, unsecured promissory note with Investor 3 for an aggregate principal amount of $115,000. The promissory note was issued with an original issue discount of $27,500, which will be recorded as interest expense ratably over the term of the note, resulting in proceeds to the company of $87,500, that was received in several tranches between May 2018 and June 2018. This note bears interest at 12% per annum and matures on January 24, 2019. All principal and interest is payable upon maturity. As of September 30, 2018, the remaining principal and interest on on this note were $115,000 and $4,397, respectively.

On September 10, 2018, the Company initiated a non-convertible, unsecured promissory note with Investor 3 for an aggregate principal amount of $120,000. The promissory note was issued with an original issue discount of $20,000, which will be recorded as interest expense ratably over the term of the note, resulting in proceeds to the company of $100,000, that was received in several tranches between June 2018 and September 2018. This note bears interest at 12% per annum and matures on March 10, 2019. All principal and interest is payable upon maturity. As of September 30, 2018, the remaining principal and interest on on this note were $120,000 and $1,349, respectively.

As of September 30, 2018, the Company had also received undocumented proceeds of $70,000 from Investor 3. The Company has accrued interest on these proceeds at the rate of 12% per annum and had recorded $212 of accrued interest as of September 30, 2018.

NOTE 11. CONVERTIBLE NOTES

October 2016 Convertible Notes

On October 5, 2016, the Company entered into a securities purchase agreement with a private investor for the private placement of $330,000 principal amount of convertible notes. At Closing, the Company sold and issued $330,000 principal amount of convertible notes in exchange for $330,000 of gross proceeds.

The convertible notes matured on December 31, 2017 and bear interest at a rate of 6% per annum, subject to increase to 24% per annum upon the occurrence and continuance of an event of default. Principal and accrued interest on the convertible notes is payable upon demand.

All principal and accrued interest on the convertible notes is convertible at any time, in whole or in part, at the option of the investor, into shares of common stock at a variable conversion price equal to 80% of the lowest closing bid price of the Company’s common stock for the fifteen consecutive trading day period prior to the conversion date. After the six month anniversary of the issuance of any convertible note, the conversion price for such note shall thereafter be equal to 50% of the lowest closing bid price of the Company’s common stock for the fifteen consecutive trading day period prior to the conversion date.

The convertible notes contain standard and customary events of default including but not limited to: (i) failure to make payments when due under the convertible notes; and (ii) bankruptcy or insolvency of the Company.

Outstanding principal and accrued interest on the convertible notes were $330,000 and $39,875, respectively as of September 30, 2018.

Pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion option in the convertible notes were deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. At closing, a derivative liability and a corresponding debt discount in the amount of $330,000 was recorded. The fair value of the derivative was greater than the face value at issuance and the difference of $341,114 was charged to interest expense at issuance. The remaining debt discount will be charged to interest expense ratably over the life of the October 2016 Convertible Notes. As of December 31, 2017, the fair value of the derivative liability was $572,643.

The derivative liability associated with the convertible notes is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At September 30, 2018, the Company conducted a fair value assessment of the embedded derivative associated with the convertible notes. As a result of the fair value assessment, the Company recorded a $275,517 gain as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2018. A total net gain of $137,666 was recorded for the nine months ended September 30, 2018, to properly reflect the fair value of the embedded derivative of $434,977 as of September 30, 2018.

The fair value measurements rely primarily on company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with the convertible notes approximates management’s estimate of the fair value of the embedded derivative liability at September 30, 2018 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 106% present value discount rate of 12% and dividend yield of 0%.

St. George Convertible Note

On September 8, 2017, the Company entered into a securities purchase agreement with St. George Investments LLC for the private placement of $1,725,000 principal amount of the Company’s original issue discount convertible notes.
On September 11, 2017, the Company sold and issued a $1,725,000 principal convertible notes to St. George in exchange for $1,500,000 of gross proceeds, and paid $20,000 in financing costs. The original issue discount of $225,000, and the financing costs, will be charged to interest expense, ratably, over the life of the note.

Unless earlier converted or prepaid, the convertible notes will mature on March 11, 2019. The note does not bear interest in the absence of an event of default.

For the first six months after the issuance of the convertible note, the Company will make a monthly cash repayment on the note of approximately $96,000. Thereafter, St. George may request that the Company make monthly partial redemptions of the note up to $150,000 per month. If St. George does not request the full $150,000 redemption amount in any one month, the unused portion of such monthly redemption amount can be added to future monthly redemption amounts; however, in no event, can the amount requested for any one month exceed $275,000.

Redemption amounts are payable by the Company in cash. Beginning ten months after the issuance of the convertible note, cash redemption payments by the Company will be subject to a 15% redemption premium.

Beginning six months after the issuance of the convertible note, the Company also has the option (subject to customary equity conditions) to pay redemption amounts in the form of shares of common stock. Payments in the form of shares would be calculated using a variable conversion price equal to the lower of (i) 85% of the average VWAP for the shares over the prior five trading days or (ii) the closing bid price for the shares on the prior trading day.

In lieu of making the December 2017 through March 2018 cash payments, the share reserve was increased by 5 million shares, and on May 1, 2018, effective as of April 3, 2018, the parties agreed to amend the variable conversion price formula outlined in the securities purchase agreement. As amended, payments in the form of shares would be calculated using a variable conversion price equal to the lower of (i) 60% of the lowest VWAP for the shares during the prior five trading days or (ii) the closing bid price for the shares on the prior trading day.

All principal and accrued interest on the convertible note is convertible at any time, in whole or in part, at the option of St. George into shares of common stock at a fixed conversion price of $4 per share.

The convertible note contains standard and customary events of default including but not limited to: (i) failure to make payments when due under the Note; and (ii) bankruptcy or insolvency of the Company. Upon the occurrence of an event of default, the convertible note will begin to bear interest at the rate of 22% per annum. In addition, upon the occurrence of an event of default, St. George has the option to increase the outstanding balance of the convertible note by 25%.

In connection with the closing under the securities purchase agreement, the Company issued 37,500 unregistered shares of common stock to St. George as an origination fee. The closing stock price on the date of close was $1.7 resulting in an interest expense of $63,750 being recorded as of the date of close.

The convertible note may not be converted, and shares of common stock may not be issued pursuant to the convertible note if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 4.99% of the outstanding shares of common stock.

As of September 30, 2018, cash payments of $191,667 had been made on the convertible note, and $494,100 had been converted into 5,412,611 shares of the Company's common stock. The remaining balance on the note was $1,039,233 as of September 30, 2018. The following table summarizes the conversion activity of this note:

Conversion Period	Principal Converted	Common Shares Issued
Q1 2018	$75,000	187,500
Q2 2018	$316,600	2,082,778
Q3 2018	$102,500	3,142,333
	$494,100	$5,412,611

Pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion option in the convertible note was deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible note issuance and appropriately recorded that value as a derivative liability. As of December 31, 2017, the derivative liability was $394,280.

The derivative liability associated with the convertible note is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At September 30, 2018, the Company conducted a fair value assessment of the embedded derivative associated with the convertible note. As a result of the fair value assessment, the Company recorded a $579,411 net gain as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2018. The total net gain recorded for the nine months ended September 30, 2018 was $71,147, to properly reflect the fair value of the embedded derivative of $323,133 as of September 30, 2018.

The fair value measurements rely primarily on company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with the convertible note approximates management’s estimate of the fair value of the embedded derivative liability at September 30, 2018 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 86% present value discount rate of 12% and dividend yield of 0%.

BayBridge Convertible Note

On December 6, 2017, the Company entered into a securities exchange agreement (“Exchange Agreement 1”) with BayBridge Capital Fund LP.

Pursuant to the terms of the Exchange Agreement 1, BayBridge agreed to surrender and exchange 675 shares of outstanding Series J Preferred Stock ($755,417 of capital and accrued dividends) for a convertible note with an aggregate principal amount of $840,000 and an original issue discount of $84,583 ("Exchange Note 1"). Please refer to Note 21 of the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for further discussion on the Series J Preferred Stock.

Exchange Note 1 is unsecured, has no applicable registration rights, bears interest at a rate of 12% per annum, matures on December 6, 2018, and contains standard and customary events of default including but not limited to: (i) failure to make payments when due under the convertible note, and (ii) bankruptcy or insolvency of the Company. Principal and interest are payable upon maturity.

Payments of principal and accrued interest on Exchange Note 1 are payable in cash or, at the option of the Company, in shares of common stock at a variable conversion price equal to the lowest of (i) 85% of the average VWAP for the shares over the prior 5 trading days, (ii) the closing bid price for the shares on the prior trading day, or (iii) $3.00 per share. Payments in shares of common stock may not be issued pursuant to the note if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 9.99% of the outstanding shares of Common Stock.

On September 7, 2018, as described in Note 10., the Company, entered into an additional securities exchange agreement (“Exchange Agreement 2”) with Baybridge.

Pursuant to the terms of Exchange Agreement 2, BayBridge agreed to surrender and exchanged an outstanding promissory note with a principal balance of $200,000, plus accrued interest of $16,800, for a convertible note with an aggregate principal amount of $270,000 (“Exchange Note 2”).

Exchange Note 2 is unsecured, has no applicable registration rights, bears interest at a rate of 12% per annum, matures on September 7, 2019, and contains standard and customary events of default including but not limited to: (i) failure to make payments when due under the Exchange Note, and (ii) bankruptcy or insolvency of the Company. Principal and interest are payable upon maturity.

BayBridge shall have the right, from and after the date of issuance of Exchange Note 2, and then at any time until Exchange Note 2 is fully paid, to convert any outstanding and unpaid principal and interest into shares of common stock at a variable conversion price equal to the lesser of (i) a price equal to $0.15, or (ii) 70% of the lowest traded price for the shares over the prior five trading days.

Conversion to shares of common stock may not be issued pursuant to Exchange Note 2 if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 4.99% of the outstanding shares of common stock.

As of September 30, 2018, aggregate principal of $840,000 and interest of $28,610 had been converted into 4,808,703 shares of common stock and no cash payments of principal or interest had been made on these exchange notes. The aggregate principal and accrued interest balances as of September 30, 2018 were $270,000 and $2,069, respectively. The following table summarizes the conversion activity of these notes:

Conversion Period	Principal Converted	Interest Converted	Common Shares Issued
Q4 2017	$275,000	$—	404,412
Q1 2018	$105,000	$20,717	493,007
Q2 2018	$408,000	$6,090	2,435,823
Q3 2018	$52,000	$1,803	1,475,461
	$840,000	$28,610	4,808,703

Pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion option in Exchange Note 1 was deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. At December 31, 2017, the derivative liability associated with Exchange Note 1 was $542,733. At September 30, 2018, Exchange Note 1 had been fully converted and the derivative liability had been reduced to zero.

The conversion option in Exchange Note 2 was deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. At September 7, 2018, the derivative liability associated with Exchange Note 2 was $276,179.

The derivative liability associated with these notes is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At September 30, 2018, the Company conducted a fair value assessment of the embedded derivative associated with the Exchange Note 2. As a result of the fair value assessment, the Company recorded a $152,315 gain as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2018 to properly reflect the fair value of the embedded derivative of $123,864 as of September 30, 2018.

The fair value measurements rely primarily on company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with Exchange Note 2 approximates management’s estimate of the fair value of the embedded derivative liability at September 30, 2018 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 62%, present value discount rate of 12% and dividend yield of 0%.

Bellridge Convertible Notes

On July 25, 2018, as described in Note 10., the Company, entered into a securities exchange agreement (the “Exchange Agreement”) with Bellridge Capital, LP ("Bellridge"). Pursuant to the terms of the Exchange Agreement, the investor agreed to surrender and exchange a promissory note with a principal balance of $275,000. In exchange, the Company issued to the investor an unsecured convertible note with an aggregate principal amount of $300,000 (the “Exchange Note”).

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

On September 14, 2018, the “Company, issued a new $150,000 convertible note in a private placement to Bellridge.

The note is not secured, contains no registration rights, bears interest at a rate of 12% per annum, will mature on September 14, 2019, and contains standard and customary events of default including but not limited to: (i) failure to make payments when due under the note, and (ii) bankruptcy or insolvency of the Company. All principal and interest on the note are due upon maturity.

Bellridge shall have the option to convert all or a portion of the amounts outstanding under the note, into shares of the Company's common stock. Conversions into common stock shall be calculated using a variable conversion price equal to the lesser of (i) $0.20 or (ii) 70% of the lowest closing bid price for the shares over the prior five day trading period immediately preceding the conversion.

Shares of common stock may not be issued pursuant to note if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 4.99% of the outstanding shares of Common Stock.

As of September 30, 2018, an aggregate principal of $137,500 and interest of $2,104, on the Bellridge convertible notes had been converted into 3,716,105 shares of common stock and no cash payments of principal or interest had been made. The aggregate principal and accrued interest balances as of September 30, 2018 were $312,500 and $4,429, respectively. The following table summarizes the conversion activity of these notes:

Conversion Period	Principal Converted	Interest Converted	Common Shares Issued
Q3 2018	$137,500	$2,104	3,716,105
	$137,500	$2,104	3,716,105

Pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion option in the Exchange Note was deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. At July 25, 2018, the derivative liability associated with the Exchange Note was $203,859.

The conversion option in the new convertible note was deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. At September 14, 2018, the derivative liability associated with the convertible note was $32,145.

The derivative liability associated with these notes is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At September 30, 2018, the Company conducted a fair value assessment of the embedded derivative associated with the notes. As a result of the fair value assessment, the Company recorded a $143,226 loss as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2018 to properly reflect the fair value of the embedded derivative of $379,230 as of September 30, 2018.

The fair value measurements rely primarily on Company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with the notes approximates management’s estimate of the fair value of the embedded derivative liability at September 30, 2018 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 62%, present value discount rate of 12% and dividend yield of 0%.

PowerUp Convertible Notes

On August 1, 2018, the Company, entered into a securities purchase agreement with Power Up Lending Group LTD, for the private placement of a $130,000 convertible note . This note is unsecured, bears interest at a rate of 8% per annum, and matures on August 1, 2019; principal and interest is due upon maturity. In the event of default, the interest rate per annum increases to 22%.

Beginning in February 2019, Power Up shall have the option to convert all or a portion of the amounts outstanding under the convertible note, into shares of the Company's common stock. Conversions into common stock shall be calculated using a variable conversion price equal to 65% of the average of the three lowest closing bid prices for the shares over the prior ten day trading period immediately preceding the conversion.

Shares of common stock may not be issued pursuant to the note if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 4.99% of the outstanding shares of common stock.

On September 4, 2018, the Company entered into a second securities purchase agreement with Power Up , for the private placement of a $52,500 another convertible note. This note is unsecured, bears interest at a rate of 8% per annum, and matures on September 14, 2019; principal and interest is due upon maturity. In the event of default, the interest rate per annum increases to 22%.

Beginning in March 2019, Power Up shall have the option to convert all or a portion of the amounts outstanding under the convertible note, into shares of the Company's common stock. Conversions into common stock shall be calculated using a variable conversion price equal to 65% of the average of the three lowest closing bid prices for the shares over the prior ten day trading period immediately preceding the conversion.

Shares of common stock may not be issued pursuant to Note 2 if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 4.99% of the outstanding shares of Common Stock.

As of September 30, 2018, no principal or interest had been converted into shares of common stock and no cash payments of principal or interest had been made. The aggregate principal and accrued interest balances as of September 30, 2018 were $182,500 and $2,009, respectively.

Pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion option in the first note was deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. At August 1, 2018, the derivative liability associated with the first note was $78,382.

The conversion option in the second note was deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. At September 4, 2018, the derivative liability associated with the second note was $128,613.

The derivative liability associated with these notes is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At September 30, 2018, the Company conducted a fair value assessment of the embedded derivative associated with the notes. As a result of the fair value assessment, the Company recorded a $62,870 gain as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2018 to properly reflect the fair value of the embedded derivative of $144,125 as of September 30, 2018.

The fair value measurements rely primarily on company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with the convertible notes approximates management’s estimate of the fair value of the embedded derivative liability at September 30, 2018 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 63%, present value discount rate of 12% and dividend yield of 0%.

EMA Convertible Note

On August 29, 2018, the Company, entered into a securities purchase agreement with EMA Financial, LLC, for the private placement of a $75,000 convertible note. The note is unsecured, bears interest at a rate of 8% per annum, and matures on May 29, 2019; principal and interest is due upon maturity. In the event of default, the interest rate per annum increases to 22%.

Beginning in March 2019, EMA shall have the option to convert all or a portion of the amounts outstanding under the note, into shares of the Company's Common Stock. Conversions into Common Stock shall be calculated using a variable conversion price equal to 65% of the average of the three lowest closing bid prices for the shares over the prior ten day trading period immediately preceding the conversion.

Shares of common stock may not be issued pursuant to the note if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 4.9% of the outstanding shares of common stock.

As of September 30, 2018, no principal or interest had been converted into shares of common stock and no cash payments of principal or interest had been made. The principal and accrued interest balances as of September 30, 2018 were $75,000 and $526, respectively.

Pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion option in the note was deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. At August 29, 2018, the derivative liability associated with the note was $3,945.

The derivative liability associated with the note is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At September 30, 2018, the Company conducted a fair value assessment of the embedded derivative associated with the note. As a result of the fair value assessment, the Company recorded a $64,992 loss as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2018 to properly reflect the fair value of the embedded derivative of $68,937 as of September 30, 2018.

The fair value measurements rely primarily on Company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with the Notes approximates management’s estimate of the fair value of the embedded derivative liability at September 30, 2018 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 72%, present value discount rate of 12% and dividend yield of 0%.

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

The Series A Preferred Stock may be converted into shares of common stock at the option of the Company if the closing price of the common stock exceeds $232, as adjusted, for 20 consecutive trading days, or by the holder at any time. The Company has the right to redeem the Series A Preferred Stock at a price of $8.00 per share, plus any accrued and unpaid dividends, plus the make-whole amount (if applicable). At September 30, 2018, the preferred shares were not eligible for conversion to common shares at the option of the Company. The holder of the preferred shares may convert to common shares at any time, at no cost, at a ratio of 1 preferred share into 1 common share (subject to standard ratable anti-dilution adjustments). Upon any conversion (whether at the option of the Company or the holder), the holder is entitled to receive any accrued but unpaid dividends.

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

As of September 30, 2018, there were 60,756 shares of Series A Preferred Stock outstanding and accrued and unpaid dividends of $325,888.

NOTE 13. SERIES K PREFERRED STOCK

On February 8, 2017, the Company, entered into a securities purchase agreement (“Series K SPA”) with a private investor, for the private placement of up to $20,000,000 of the Company’s newly designated Series K Convertible Preferred Stock (“Series K Preferred Stock”).

Per the terms of the Series K SPA, the Company was scheduled to sell 1,000 shares of Series K Preferred Stock to the investor in exchange for $1,000,000 of gross proceeds on or before each of (i) February 24, 2017, (ii) March 27, 2017, (iii) April 27, 2017, (iv) May 27, 2017 and (v) June 27, 2017. The Company was also scheduled to sell 15,000 shares of Series K Preferred Stock to the investor in exchange for $15,000,000 of gross proceeds on or before July 27, 2017. As of September 30, 2018, the Company had sold 9,010 shares of Series K Preferred Stock in exchange for $9,010,000 in cash proceeds from the private investor. The Company does not expect to receive any more funding from this investor. The following summarizes the closings and proceeds received as of September 30, 2018:

Closing Period	Preferred Series K Shares Purchased	Closing Amount
Q1 2017	150	$150,000
Q2 2017	4,100	4,100,000
Q3 2017	4,760	4,760,000
	9,010	$9,010,000

The Series K Preferred Stock ranks senior to the Company’s common stock in respect to dividends and rights upon liquidation. The Series K Preferred Stock will not have voting rights and the holders of the Series K Preferred Stock will not be entitled to any fixed rate of dividends.

The shares of the Series K Preferred Stock will be convertible at the option of the holder into common stock at a fixed conversion price equal to $0.004. At no time may the Series K Preferred Stock be converted if the number of shares of common stock to be received by Investor pursuant to such conversion, when aggregated with all other shares of common stock then beneficially (or deemed beneficially) owned by Investor, would result in Investor beneficially owning more than 19.99% of all common stock then outstanding. As of September 30, 2018, the investor had converted all of the Series K Preferred Stock into shares of common stock. The following table summarizes the conversion activity of Series K Preferred Stock:

Conversion Period	Preferred Series K Shares Converted	Value of Series K Preferred Shares	Common Shares Issued
Q2 2017	3,200	$3,200,000	800,000
Q3 2017	3,000	$3,000,000	750,000
Q2 2018	2,810	$2,810,000	702,500
	9,010	$9,010,000	2,252,500

As of September 30, 2018, the investor owned approximately 8% of the Company's outstanding common stock.

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

NOTE 14. STOCKHOLDERS’ DEFICIT

Common Stock

Reverse Stock Split

On July 19, 2018, the Company, filed a Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware to effect a reverse stock split of the Company’s common stock, at a ratio of one-for-one thousand (the “Reverse Stock Split”).

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

Immediately following the Reverse Stock Split, the Company had approximately 19 million shares of Common Stock issued and outstanding. The number of authorized shares of the Company’s Common Stock remains at 20 billion. The number of shares of the Company’s Series A preferred stock outstanding was not affected by the Reverse Stock Split. However, the number of shares of Common Stock into which each outstanding share of Series A preferred stock is convertible will be adjusted proportionately as a result of the Reverse Stock Split. All outstanding RSUs, stock options, warrants and rights to purchase shares of Common Stock was adjusted proportionately.

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

At September 30, 2018, the Company had 20,000,000,000 shares of common stock, $0.0001 par value, authorized for issuance. Each share of common stock has the right to one vote. As of September 30, 2018, the Company had 29,538,241 shares of common stock outstanding. The Company has not declared or paid any dividends related to the common stock through September 30, 2018.

Preferred Stock

At September 30, 2018, the Company had 750,000 shares of preferred stock, $0.0001 par value, authorized for issuance. Preferred stock may be issued in classes or series. Designations, powers, preferences, rights, qualifications, limitations and restrictions are determined by the Company’s Board of Directors.

The following table summarizes the designations, shares authorized, and shares outstanding for the Company's Preferred Stock:

Preferred Stock Series Designation	Shares Outstanding
Series A	60,756
Series K	—

Series A Preferred Stock

Refer to Note 12 descriptions of Series A Preferred Stock.

Series K Preferred Stock
Refer to Note 13 descriptions of Series K Preferred Stock.
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

As of September 30, 2018, the warrants described above had expired unexercised.

The following table summarizes warrant activity:

	Warrant Shares	Warrant Weighted Average Exercise Price
Outstanding at December 31, 2016	—	$—
Granted	700,000	$3.01
Exercised	—	$—
Canceled/Expired	—	$—
Outstanding at December 31, 2017	700,000	$3.01
Granted	—	$—
Exercised	—	$—
Canceled/Expired	(700,000)	$3.01
Outstanding at September 30, 2018	—	$—
Exercisable at September 30, 2018	—	$—

NOTE 15. EQUITY PLANS AND SHARE-BASED COMPENSATION
Share-Based Compensation: The Company measures share-based compensation cost at the grant date based on the fair value of the award and recognizes this cost as an expense over the grant recipients’ requisite service periods for all awards made to employees, officers, directors and consultants.

The share-based compensation expense recognized in the Condensed Consolidated Statements of Operations was as follows:

	For the nine months ended September 30,
	2018	2017
Share-based compensation cost included in:
Research and development	$642	$17,555
Selling, general and administrative	24,180	91,163
Total share-based compensation cost	$24,822	$108,718

The following table presents share-based compensation expense by type:

	For the nine months ended September 30,
	2018	2017
Type of Award:
Stock Options	$24,822	$82,388
Restricted Stock Units and Awards	—	26,330
Total share-based compensation cost	$24,822	$108,718

Stock Options: The Company recognized share-based compensation expense for stock options of approximately $25,000 to officers, directors and employees for the nine months ended September 30, 2018 related to stock option awards ultimately expected to vest. There were no stock options granted during the nine months ended September 30, 2018 or during the nine months ended September 30, 2017.
As of September 30, 2018, total compensation cost related to non-vested stock options not yet recognized was approximately $13,000 which is expected to be recognized over a weighted average period of approximately 0.7 year, 15 shares were vested or expected to vest and 51 shares remained available for future grants under the Option Plan.
Restricted Stock: The Company did not recognized share-based compensation expense related to restricted stock grants for the nine months ended September 30, 2018. During the nine months ended September 30, 2017, the Company recognized approximately $26,000 in share-based compensation related to restricted stock grants. There were no restricted stock grants for the nine months ended September 30, 2018 or the nine months ended September 30, 2017.

As of September 30, 2018, there was no unrecognized share-based compensation expense from unvested restricted stock, no shares were expected to vest in the future, and 519 shares remained available for future grants under the Restricted Stock Plan.

NOTE 16. SUBSEQUENT EVENTS

Offering of Secured Convertible Note

On October 2, 2018, the Company, issued a $150,000 convertible note, in a private placement to Global Ichiban Ltd., in exchange for $125,000 of gross proceeds.

The note is secured, bears interest at a rate of 12% per annum, and matures on October 2, 2019. All principal and interest are due upon maturity.

The note contains standard and customary events of default including but not limited to: (i) failure to make payments when due under the note, and (ii) bankruptcy or insolvency of the Company. In the event of default, the interest rate increases to 18% per annum.

Beginning six months after the date of issue, the Company shall have the option to make payment to all or a portion of the amounts outstanding under the note in shares of the Company's Common Stock. Payment in Common Stock shall be calculated using a variable conversion price equal to the lesser of (i) $0.20 or (ii) 75% of the lowest closing bid price for the shares over the prior five day trading period immediately preceding the conversion.

Shares of Common Stock may not be issued pursuant to the note if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 9.9% of the outstanding shares of the Company’s Common Stock.

Offering of Promissory Note

On October 16, 2018, the Company, entered into a securities purchase agreement with Power Up Lending Group LTD for the private placement of a $42,500 Convertible Promissory Note in exchange for $42,500 of gross proceeds.

The note bears interest at a rate of 8% per annum and matures on October 16, 2019. All principal and interest is due upon maturity.

The note contains standard and customary events of default including but not limited to: (i) failure to make payments when due under the note, and (ii) bankruptcy or insolvency of the Company. In the event of default, the interest rate increases to 22% per annum.

Beginning in March 2019, Power Up shall have the option to convert all or a portion of the amounts outstanding under the note, into shares of the Company's Common Stock. Conversions into Common Stock shall be calculated using a variable conversion price equal to 65% of the average of the three lowest closing bid prices for the shares over the prior ten day trading period immediately preceding the conversion.

Shares of Common Stock may not be issued pursuant to the note if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 4.99% of the outstanding shares of Common Stock.

Offering of Secured Promissory Note

On October 22, 2018, the Company issued a $150,000 promissory note, in a private placement to Global Ichiban Ltd., in exchange for $125,000 of gross proceeds.

The note is secured, bears interest at a rate of 12% per annum, and matures on October 22, 2019. All principal and interest are due upon maturity.

The note contains standard and customary events of default including but not limited to: (i) failure to make payments when due under the note, and (ii) bankruptcy or insolvency of the Company.

Beginning six months after the date of issue, the Company shall have the option to make payments on the note in the form of shares of the Company's Common Stock. Payments in the form of Common Stock shall be calculated using a variable conversion price equal to the lowest of (i) $0.20 or (ii) 75% of the lowest closing bid price for the shares over the prior five day trading period immediately preceding the conversion.

Shares of Common Stock may not be issued pursuant to the note if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 9.9% of the outstanding shares of the Company’s Common Stock.

Offering of Secured Convertible Note

On November 5, 2018, the Company entered into a securities purchase agreement with St. George Investments LLC, for the private placement of a $1,220,000 convertible note.

On November 7, 2018, the Company received $200,000 of gross proceeds from the offering of the note. In addition, the Company received additional consideration for the note in the form of eight separate promissory notes of St. George (the “Investor Notes”) having an aggregate principal amount of $800,000.

The Company may receive additional cash proceeds of up to an aggregate of $800,000 through cash payments made from time to time by St. George of principal and interest under the eight Investor Notes. Under certain circumstances, both the Company and the Investor are entitled to offset amounts owed under the note against the corresponding amounts owed under the Investor Notes. Each of the Investor Notes is unsecured, bears interest at a rate of 10% per annum, and matures on November 5, 2019. All principal and interest is due upon maturity. The Investor Notes contain standard and customary events of default including but not limited to failure to make payments when due under the Investor Notes.

The aggregate principal amount of the note is divided into nine tranches, which tranches correspond to (i) the cash funding received on November 7, 2018 and (ii) the principal amounts of the eight Investor Notes.

The note is secured, bears interest at a rate of 10% per annum and matures on November 5, 2019. All principal and interest are due upon maturity.

The note contains standard and customary events of default including but not limited to: (i) failure to make payments when due under the Note, and (ii) bankruptcy or insolvency of the Company. In the event of default, the interest rate increases to 22% per annum.

Beginning six months after the date of issue, Investor shall have the option to redeem all or a portion of the amounts outstanding under the note. At St. George's option, redemption amounts are payable by the Company in the form of (x) cash or (y) conversion of such amounts into shares of the Company's common stock. Conversions into common stock shall be calculated using a variable conversion price equal to 60% of the average of the two lowest closing bid price for the shares over the prior ten day trading period immediately preceding the conversion.

Shares of common stock may not be issued pursuant to the note if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 4.99% of the outstanding shares of the Company’s common stock.

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

Overview
We are a company formed to commercialize flexible photovoltaic modules using our proprietary technology. For the three and nine months ended September 30, 2018, we generated $8,843 and $476,831 of revenue from product sales, respectively. During the nine months ended September 30, 2018, we generated $35,642 in revenue from a government contract.

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

During the third quarter of 2018, we greatly reduced production in an effort to meet cash flow challenges. We stopped manufacturing PV in anticipation of projects and started producing PV on a per project basis. We continue to design PV integrated consumer electronics as well as portable power applications for commercial and military users. Due to the high durability enabled by the monolithic integration employed by our technology, the capability to customize modules into different form factors and the industry leading light weight and flexibility provided by our modules, we believe that the potential applications for our products are numerous.

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
As of September 30, 2018, TFG owns 333,334 shares of the Company's common stock, which represents less than 1% of the outstanding shares of common stock of the Company as of September 30, 2018. There are no registration rights relating to these shares.

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
The Company’s significant accounting policies were described in Note 3 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no significant changes to our accounting policies as of September 30, 2018.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to non-employees by aligning it with the accounting for share-based payments to employees, with specified exceptions. This standard is effective for the Company in the first quarter of 2020, and early adoption is permitted. The Company expects the adoption of this standard will not have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements of fair value measurements. This standard is effective for the Company in the first quarter of 2020, and early adoption is permitted. The Company is currently evaluating the impact of the effect adoption of this standard will have on its consolidated financial statements.

Other new pronouncements issued but not effective as of September 30, 2018 are not expected to have a material impact on the Company’s condensed consolidated financial statements.

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

Revenues. Our net revenues were approximately $32,000 for the three months ended September 30, 2018, compared to $242,000 for the three months ended September 30, 2017, a decrease of $210,000. The decrease is due to decreased sales of our private sector PV products of approximately $233,000 compared to the three months ended September 30, 2017. This decrease was slightly offset by sales of our PV products under a government contract of approximately $23,000, during the three months ended September 30, 2018, for which we had no revenue during three months ended September 30, 2017.

Cost of revenues. Our Cost of revenues for the three months ended September 30, 2018 was approximately $0, compared to $535,000 for the three months ended September 30, 2017, a decrease of $535,000. The decrease is primarily attributed to a decrease in materials and labor costs as a result of a decrease in production as compared to the third quarter in the prior year. As discussed above, production was greatly reduced during the third quarter of 2018. Management believes our factory is currently significantly under-utilized, and a substantial increase in revenue would result in marginal increases to overhead.
Research, development and manufacturing operations. Research, development and manufacturing operations costs were approximately $517,000 for the three months ended September 30, 2018, compared to approximately $1,312,000 for the three months ended September 30, 2017, a decrease of approximately $795,000. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. Research, development and manufacturing operations costs also include costs related to technology development and governmental contracts. The decrease of personnel and facility related costs, resulting from the shut down of production, is the primary cause for the reduction of research, development, and manufacturing operation costs during the three months ended September 30, 2018.
Selling, general and administrative. Selling, general and administrative expenses were approximately $608,000 for the three months ended September 30, 2018, compared to $1,342,000 for the three months ended September 30, 2017, a decrease of approximately $734,000. The following factors contributed to the majority of the decrease in selling, general, and administrative expenses during the three months ended September 30, 2018:

1.
Personnel and facility related costs decreased approximately $722,000 during the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. The overall decrease in personnel related costs was primarily due a lower headcount for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017 as well as the decreased use of consultants and contractors during the same period.

2.
Marketing and related expenses decreased approximately $41,000 during the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. The decrease in Marketing and related expenses is due to reduced marketing, advertising, and promotional activities during the three months ended September 30, 2018, compared to the third quarter of 2017, which is the direct result of reducing our marketing budget to focus more on the development of our PV.

3.
Legal expenses decreased approximately $52,000 during the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. The primary reasons for the decrease is due decreased general legal expenses related to financing efforts as compared to the quarter ended September 30, 2017.

4.
Public company expenses increased approximately $66,000 during the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. The increase is mostly due to the fees related to the processing of our reverse stock split.

5.
During the three months ended September 30, 2018, bad debt expense increased approximately $15,000. This increase was the result of analysis on the recoverability of our trade receivables, in accordance with Company policies, during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

Other Income, net. Other income was approximately $1,567,000 for the three months ended September 30, 2018, compared to approximately $902,000 for the three months ended September 30, 2017, an increase of approximately $665,000. The following factors contributed to the increase in other expense during the three months ended September 30, 2018:

1.
During the three months ended September 30, 2018, the company realized a gain on the sale of assets of approximately $13,000, compared to a loss on the sale of assets of approximately $15,000 during the third quarter of 2017; an increase of approximately $28,000.

2.	During the three months ended September 30, 2017, the Company recorded warrant expense of approximately $336,000. There was no such expense during the three months ended September 30, 2018.

3.
Gains and losses on change in fair value of derivatives and on extinguishment of liabilities, was a net gain of approximately $3,285,000 during the third quarter of 2018, as compared to an approximate net gain of $2,151,000 for the third quarter of 2017. The improvement of approximately $1,133,000 in this non-cash item is attributable to a gain of approximately $3,858,000 on the change in fair value of our embedded derivative instruments during the three months ended September 30, 2018, compared to an approximate gain $1,006,000 in 2017, offset by a reduction in the loss from extinguishment of liabilities of approximately $1,719,000, related to conversions and redemptions of certain convertible notes and preferred stock, for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017.

4.
Interest expense increased approximately $832,000, as compared the third quarter of 2017. The increase is primarily due to an increase of non-cash interest expense related to convertible debt and promissory notes.

Net Income/Loss. Our Net Income was approximately $383,000 for the three months ended September 30, 2018, compared to a Net Loss of approximately $2,355,000 for the three months ended September 30, 2017, an improvement of approximately $2,739,000.
The increase in Net Income for the three months ended September 30, 2018 can be summarized in variances in significant account activity as follows:

Increase to Net Income For the Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017
Revenues	$(210,000)
Cost of Revenue	535,000
Research, development and manufacturing operations
Personnel and Facility Related Expenses	795,000
Selling, general and administrative expenses
Personnel, administrative, and facility Related Expenses	722,000
Marketing Related Expenses	41,000
Legal Expenses	52,000
Public Company Costs	(66,000)
Bad debt and Settlement expense	(15,000)
Depreciation and Amortization Expense	219,000
Other Income / (Expense)
Other income	28,000
Interest Expense	(831,000)
Warrant Expense	336,000
Non-Cash Change in Fair Value of Derivatives and Gain/Loss on Extinguishment of Liabilities, net	1,133,000
Increase to Net Income	$2,739,000

Comparison of the Nine Months Ended September 30, 2018 and 2017

Revenues. Our net revenues were approximately $513,000 for the nine months ended September 30, 2018, compared to $548,000 for the nine months ended September 30, 2017, a decrease of $35,000. The decrease is due to decreased sales of our private sector PV products, offset by government contract revenue of approximately $36,000 during the nine months ended September 30, 2018, for which we had no revenue during the nine months ended September 30, 2017.

Cost of revenues. Our Cost of revenues for the nine months ended September 30, 2018 was approximately $504,000, compared to $2,323,000 for the nine months ended September 30, 2017, a decrease of $1,820,000. The decrease is primarily attributed to a decrease in materials and labor costs as a result of a decrease in production as compared to the same period in the prior year. Cost of revenues for the nine months ended September 30, 2018 is comprised of materials and freight of approximately $79,000 and direct labor and and overhead of approximately $424,000. Management believes our factory is currently significantly under-utilized, and a substantial increase in revenue would result in marginal increases to overhead.
Research, development and manufacturing operations. Research, development and manufacturing operations costs were approximately $2,390,000 for the nine months ended September 30, 2018, compared to approximately $3,830,000 for the nine months ended September 30, 2017, a decrease of approximately $1,440,000. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. Research, development and manufacturing operations costs also include costs related to technology development and governmental contracts. The following factors contributed to the decrease in research, development, and manufacturing operations expenses during the nine months ended September 30, 2018:

1.
Personnel and facility related expenses decreased approximately $1,340,000, as compared to the same time period of 2017. The decrease in personnel and facility related costs was primarily due to a reduction in headcount and the use of contractors.

2.
Materials and equipment related expenses, decreased approximately $100,000, as compared to the same time period of 2017. The decrease was due to a decrease in production of research and development products.

Inventory impairment costs. Due to the sale of the EnerPlex brand and the re-purposing of our work-in-process inventory, we were unable to estimate the recoverability of all of our work-in process inventory values, resulting in a lower-cost-to-market analysis and reserve for impairment. An expense of approximately $364,000 was recorded to inventory impairment costs for the nine months ended September 30, 2017.
Selling, general and administrative. Selling, general and administrative expenses were approximately $2,244,000 for the nine months ended September 30, 2018, compared to $4,512,000 for the nine months ended June 30, 2017, a decrease of approximately $2,268,000. The following factors contributed to the decrease in selling, general, and administrative expenses during the nine months ended June 30, 2018:

1.
Personnel and facility related costs decreased approximately $1,869,000 during the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. The overall decrease in personnel related costs was primarily due a lower headcount for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017 as well as the decreased use of consultants and contractors during the same period.

2.
Marketing and related expenses decreased approximately $140,000 during the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. The decrease in Marketing and related expenses is due to reduced marketing, advertising, and promotional activities during the nine months ended September 30, 2018, compared to the same time period of 2017, which is the direct result of reducing our marketing budget to focus more on the development of our PV.

3.
Legal expenses decreased approximately $11,000 during the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. The primary reasons for the decrease is due to decreased general legal expenses related to financing efforts as compared to the nine months ended ended September 30, 2017, as well as decreases in legal expenses related to our patent activity as compared to the same period of 2017.

4.
Public company expenses decreased approximately $53,000 during the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. This decrease is primarily due to reduced filing fees related to financing agreements in 2018, as compared to the same period in the previous year.

5.
Bad debt and settlement expenses decreased approximately $195,000 during the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. During 2017 we recorded payments and settlements against existing reserves. We did not have settlement expenses during the same period of 2018.

Other Expense, net. Other expense was approximately $2,666,000 for the nine months ended September 30, 2018, compared to approximately $1,156,000 for the nine months ended June 30, 2017, an increase of approximately $1,510,000. The following factors contributed to the increase in other expense during the nine months ended September 30, 2018:

1.
Interest expense increased approximately $141,000, as compared the nine months ended September 30, 2017. The increase is primarily due to an decrease of non-cash interest expense related to convertible debt and promissory notes.

2.
During the six months ended September 30, 2017, the Company recorded net other income of approximately $564,000. This income was comprised of an approximate $1,215,000 increase in gain on sale of assets after the transfer of the EnerPlex IP, offset by induced conversion costs of approximately $636,000 on several of the financial instruments. During the nine months ended September 30, 2018, the Company recorded net other income of approximately $13,000, primarily as the result of a sale of assets; an income reduction of approximately $551,000.

3.	During the nine months ended September 30, 2017, the Company recorded warrant expense of approximately $336,000. There was no such expense during the nine months ended September 30, 2018.

4.
Gains and losses on change in fair value of derivatives and on extinguishment of liabilities, was a net gain of approximately $2,600,000 during the nine months ended September 30, 2018, as compared to an approximate net gain of $3,753,000 for the nine months ended September 30, 2017. The change of approximately $1,154,000 in this non-cash item is attributable to a gain of approximately $4,532,000 on the change in fair value of our embedded derivative instruments during the nine months ended September 30, 2018, compared to an approximate gain $6,193,000 in 2017, offset by a reduction in the loss from extinguishment of liabilities of approximately $508,000, related to conversions and redemptions of certain convertible notes and preferred stock, for the nine months ended September 30, 2018, as compared to the the nine months ended September 30, 2017.

Net Loss. Our Net Loss was approximately $7,580,000 for the nine months ended September 30, 2018, compared to a Net Loss of approximately $12,649,000 for the nine months ended September 30, 2017, an improvement of approximately $5,069,000.
The decrease in Net Loss for the nine months ended September 30, 2018 can be summarized in variances in significant account activity as follows:

Decrease (Increase) to Net Loss For the Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017
Revenues	$(35,000)
Cost of Revenue	1,820,000
Research, development and manufacturing operations
Materials and Equipment Related Expenses	99,000
Personnel and Facility Related Expenses	1,340,000
Inventory impairment costs	364,000
Selling, general and administrative expenses
Personnel, administrative, and facility Related Expenses	1,869,000
Marketing Related Expenses	140,000
Legal Expenses	11,000
Public Company Costs	53,000
Bad debt and Settlement expense	195,000
Depreciation and Amortization Expense	723,000
Other Income / (Expense)
Other income	(551,000)
Interest Expense	(141,000)
Warrant Expense	336,000
Non-Cash Change in Fair Value of Derivatives and Gain/Loss on Extinguishment of Liabilities, net	(1,154,000)
Decrease (Increase) to Net Loss	$5,069,000

Liquidity and Capital Resources
As of September 30, 2018, we had approximately $58,000 in cash and cash equivalents.

During the nine months ended September 30, 2018 and the year ended December 31, 2017, the Company entered into multiple financing agreements to fund operations. Further discussion of these transactions can be found in Notes 7 through 13, and Note 16 of the financial statements presented as of, and for, the nine months ended, September 30, 2018, and in Notes 8 through 22 and Note 30 of the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

We have continued limited PV production at our manufacturing facility. We do not expect sales revenue and cash flows will be sufficient to support operations and cash requirements until we have fully implemented our new consumer products strategy. Changes in the level of expected operating losses, the timing of planned capital expenditures or other factors may negatively impact cash flows and reduce current cash and investments faster than anticipated. During the nine months ended September 30, 2018, we used approximately $3,043,000 in cash for operations. Our primary significant long term cash obligation consists of a note payable of approximately $5,434,000 to a financial institution secured by a mortgage on its headquarters and manufacturing building in Thornton, Colorado. Total payments of approximately $131,000, including principal and interest, will come due in the remainder of 2018.

Additional projected product revenues are not anticipated to result in a positive cash flow position for the year 2018 overall and, as of September 30, 2018, we have negative working capital. As such, cash liquidity sufficient for the year ending December 31, 2018 will require additional financing.

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

Statements of Cash Flows Comparison of the Nine Months Ended September 30, 2018 and 2017
For the nine months ended September 30, 2018, our cash used in operations was approximately $3,043,000 compared to approximately $10,710,000 for the nine months ended September 30, 2017, a decrease of approximately $7,667,000. The decrease is primarily due to the reduction of headcount and production, coupled with the transition out of retail consumer electronics markets and the sale of the EnerPlex brand. For the nine months ended September 30, 2018, our cash used in investing activities was approximately $4,000 as compared to our cash provided by investing activities of approximately $93,000, a decrease of approximately $88,000. This decrease is the result of investing in intellectual property ("IP") during the first quarter of 2018 and the sales of the EnerPlex brand IP during the first quarter of 2017. During the nine months ended September 30, 2018, negative operating cash flows of approximately $3,043,000 were funded through $3,007,000 of funding received from promissory notes, and the use of cash customer receivables.

Off Balance Sheet Transactions
As of September 30, 2018 and December 31, 2017, we did not have any off balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Interest Rate Risk
Our exposure to market risks for changes in interest rates relates primarily to our cash equivalents. As of September 30, 2018, our cash equivalents consisted only of federally insured operating and savings accounts held with financial institutions. From time to time we hold money market funds, investments in U.S. government securities and high quality corporate securities. The primary objective of our investment activities is to preserve principal and provide liquidity on demand, while at the same time maximizing the income we receive from our investments without significantly increasing risk. The direct risk to us associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a change in interest rates will have a significant impact on our financial position, results of operations or cash flows.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (SEC) rules and forms. Our management, including our Chief Executive Officer and interim Principal Financial Officer, conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of September 30, 2018. Based on this evaluation, our Chief Executive Officer and interim Principal Financial Officer concluded that as of September 30, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no other changes in internal control over financial reporting during the nine months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1	Security Agreement dated November 30, 2017 (incorporated by reference to Exhibit 10.65 to our Form 10-K filed on March 29, 2018)
10.2	Secured Promissory Note dated July 6, 2018 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 12, 2018)
10.3	Unsecured Promissory Note dated July 24, 2018 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 30, 2018)
10.4	Exchange Agreement dated July 25, 2018 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 30, 2018)
10.5	Unsecured Convertible Exchange Note dated July 25, 2018 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on July 30, 2018)
10.6	Securities Purchase Agreement dated August 1, 2018 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 8, 2018)
10.7	Convertible Promissory Note dated August 1, 2018 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 8, 2018)
10.8	Securities Purchase Agreement dated August 29, 2018 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 10, 2018)
10.9	Convertible Promissory Note dated August 29, 2018 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 10, 2018)

Exhibit No.	Description
10.10	Securities Purchase Agreement dated September 4, 2018 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 10, 2018)
10.11	Convertible Promissory Note dated September 4, 2018 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on September 10, 2018)
10.12	Exchange Agreement dated September 7, 2018 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 13, 2018)
10.13	Convertible Promissory Note dated September 7, 2018 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 13, 2018)
10.14	Non-Convertible Promissory Note dated September 10, 2018 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 13, 2018)
10.15	Convertible Promissory Note dated September 14, 2018 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 20, 2018)
10.16	Secured Convertible Promissory Note dated October 2, 2018 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 9, 2018)
10.17	Securities Purchase Agreement dated October 16, 2018 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 23, 2018)
10.18	Convertible Promissory Note dated October 16, 2018 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 23, 2018)
10.19	Secured Promissory Note dated October 22, 2018 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 23, 2018)
10.20	Securities Purchase Agreement dated November 5, 2018 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 14, 2018)
10.21	Convertible Promissory Note dated November 5, 2018 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 14, 2018)
10.22	Investor Notes (Numbered 1 through 8) each dated November 5, 2018 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 14, 2018)
31.1*	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

ASCENT SOLAR TECHNOLOGIES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th day of November, 2018.

ASCENT SOLAR TECHNOLOGIES, INC.

By:	/S/ VICTOR LEE
Lee Kong Hian (aka Victor Lee) President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, Chief Accounting Officer, and Authorized Signatory)