Form 10-K
period 2018-12-31
Ascent Solar Technologies, Inc.
filed 2019-04-16
CIK 1350102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
 ______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $3.6 million based upon the last reported sale price of the registrant’s common stock on that date as reported by OTCBB Market, operated by OTC Markets Group Inc.
As of April 11, 2019, there were 336,754,571 shares of our common stock issued and outstanding.

ASCENT SOLAR TECHNOLOGIES, INC.
Form 10-K Annual Report
for the Fiscal Year ended December 31, 2018

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

References to “we,” “us,” “our,” “Ascent,” “Ascent Solar” or the “Company” in this Annual Report mean Ascent Solar Technologies, Inc.

PART I

Item 1. Business

Business Overview

Ascent Solar was formed in October 2005 as a development stage company to commercialize flexible photovoltaic (“PV”) modules using our proprietary thin film technology. The technology was initially developed at ITN Energy Systems, Inc. (“ITN”) beginning in 1994 and subsequently assigned and licensed to us. Our proprietary manufacturing process deposits multiple layers of materials, including a thin film of highly efficient copper-indium-gallium-diselenide (“CIGS”) semiconductor material, on a flexible, lightweight, high tech plastic substrate using a roll-to-roll manufacturing process followed by laser patterning the layers to create interconnected PV cells, or PV modules, in a process known as monolithic integration. We believe that our unique technology and manufacturing process, which results in a much lighter, flexible yet durable module package, provides us with unique market opportunities relative to both the crystalline silicon (“c-Si”) based PV manufacturers that currently lead the PV market, as well as other thin film PV manufacturers that use substrate materials such as glass, stainless steel or other metals that can be heavier and more rigid than plastics.

We believe that the use of CIGS on a flexible, durable, lightweight, high tech plastic substrate will allow for unique and seamless integration of our PV modules into a variety of applications such as aerospace, defense, transportation and electronic products, as well as other products and applications that may emerge. For markets that place a high premium on weight, such as defense, space, near space, and aeronautic markets, we believe our materials provide attractive increases in power-to-weight ratio, and that our materials have higher power-to-area ratios and voltage-to-area ratios than competing flexible PV thin film technologies. These metrics will be critical as we position ourselves to compete in challenging high value markets such as aerospace where Ascent Solar products can be integrated into satellites, near earth orbiting vehicles, and fixed-wing unmanned aerial vehicles ("UAV").

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

In 2010, we received an award from R&D Magazine and were recognized as one of the 100 Most Innovative Technologies based on our process of monolithic integration on polyimide substrate. In 2011, Time Magazine selected us as one of the 50 Best Inventions of the year. In 2015 Ascent Solar won its second R&D 100 Award. The 2015 award was given for the development of the MilPak™ platform, a military-grade (MIL-STD-810G tested) and fully integrated solar power generation and storage unit incorporated with a Maximum Peak Power Tracking (MPPT) management system. The MilPak platform is one of the most rugged, yet lightweight, power generation and storage solutions available, both attributes enabled by the use of Ascent’s CIGS technology.

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

In December 2012, we launched the EnerPlex Kickr™ and EnerPlex Jumpr™ product series. The Kickr IV was an extremely portable, compact and durable solar charging device, approximately seven inches by seven inches when folded, and weighs less than half a pound. The Kickr IV provides 6.5 watts of regulated power that can help charge phones, digital cameras, and other small USB enabled devices. The Kickr IV is ideal for outdoor activities such as camping, hiking and mountain climbing as well as daily city use. To complement the Kickr IV, we also released the Jumpr series of portable power banks in December of 2012. The Jumpr series provides a compact power storage solution for those who need to recharge their portable electronics while on the go.

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

At Outdoor Retailer 2014, EnerPlex debuted the Generatr Series. The Generatr 1200 and Generatr 100 are lithium-ion based, large format batteries. Lighter and smaller than competitors, the Generatr Series are targeted for consumers who require high-capacity, high-output batteries which remain ultra-portable. Also debuted at Outdoor Retailer was the Commandr 20, a high output solar charger designed specifically to integrate with and charge the Generatr series, allowing consumers to stay out longer without needing to charge their Generatr batteries from a traditional power source. In August 2014, the Kickr II+ and IV+ were also announced, these products represent another evolution in the EnerPlex line of solar products; integrated with a 500mAh battery the Kickr II+ and IV+ are able to provide a constant flow of power even when there are intermittent disruptions in sunlight.

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

In 2016, EnerPlex launched the new emergency sales vertical, partnering with Emergency Preparedness eCommerce leader, Emergency Essentials, and we announced new breakthroughs in the Company’s line of high-voltage solar products, designed specifically for high-altitude and space markets. Also during the first quarter of 2016, the Company announced the launch of select products on the GSA Advantage website; allowing Federal employees, including members of all branches of the US Military, to directly purchase Ascent and EnerPlex products including: the MilPak E, Commandr 20, Kickr 4 and WaveSol™ solar modules.

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

In February 2017 Ascent announced the discontinuation of our EnerPlex consumer business by disposing of the EnerPlex brand, and related intellectual properties and trademarks, to our battery product supplier, Sun Pleasure Co. Limited (“SPCL”). This transaction was completed in an effort to better allocate our resources and to continue to focus on our core strength in the high-value specialty PV market. Following the transfer, Ascent will no longer be producing or selling Enerplex-branded consumer products. Ascent will focus on its photovoltaic business and will supply solar PV products to SPCL, supporting the continuous growth of EnerPlex with Ascent’s proprietary and award-winning thin-film solar technologies and products.

During the third quarter of 2017, Ascent Solar was selected by Energizer to develop and supply solar panels for their PowerKeep line of solar products, and in November 2017, Ascent introduced the next generation of our USB-based portable power systems with the XD™ series. The first product introduced was the XD-12 which, like previous products, is a folding, lightweight, easily stowable, PV system with USB power regulation. Unique to this generation of PV portable power is more PV power (12 Watts) and a 2.0 Amp smart USB output to enable the XD-12 to charge most smartphones, tablets, and USB-enabled devices as fast as a wall outlet. The enhanced smart USB circuit works with the device to be charged so that the device can determine the maximum power it is able to receive from the XD-12, and ensures the best possible charging performance directly from the sun.

Also in 2017, for a space customer, Ascent manufactured a new micro-module, approximately 12.8mm x 50mm (0.5in x 2.0in) in size that is ideal for both laboratory-scale environmental testing, and for subsequent integration into flight experiments.

In February 2018, the Company introduced the second product in our XD series. Delivering up to 48 Watts of solar power, the durable and compact Ascent XD-48 Solar Charger is the ideal solution for charging many portable electronics and off-grid power systems. The XD-48’s versatility allows it to charge both military and consumer electronics directly from the sun wherever needed. Like the XD-12, the XD-48 has a compact and portable design, and its rugged, weather-resistant construction withstands shocks, drops, damage and even minor punctures to power through the harshest conditions.

In March 2018, Ascent successfully shipped to a European based customer for a lighter-than-air, helium-filled airship project based on our newly developed ultra-light modules with substrate material than half of the thickness of our standard modules.

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

Ascent’s strategic marketing efforts going forward will be focused on commercializing our proprietary solar technology in three highest-value PV verticals:

I.Public Sector: Defense and Emergency Management
II.Aerospace: Space and Fixed Wing UAV
III.Commercial Off-grid and Portable Power

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

The military market has a unique set of requirements we believe are well suited to our products. When integrated with fabric to form re-deployable arrays, our highly efficient, rugged, lightweight modules may allow soldiers to minimize battery loads, reduce the use of conventional fuels, and increase safety through the streamlining of fuel transport operations, providing the front-line units with maximum resilience and helping to increase operational efficiency. We are also working to expand our foldable line of outdoor solar chargers, such as the XD-12 and the XD-48, which are well suited for the individual soldier or for the bigger power needs of a platoon with the ability of several chargers to be strung together. Our modules can also provide a reliable source of renewable power in remote areas, regardless of local infrastructure. We will continue to reach the military market through partnerships with top systems providers, by providing Government Service Administration Letters of Supply, and through direct sales and other blanket purchase agreements with the government.

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

During the third quarter of 2018, Ascent Solar was once again selected to demonstrate its breadth of capabilities at the SOCOM exclusive TE 18-3 Event in Washington, DC. In July of 2018, SOCOM requested the participation of companies who have proficiency in the areas of Intelligence, Surveillance and Reconnaissance (ISR), Small Unmanned Aerial Systems (SUAS) and Mobility for the TE event.  Over 50 companies were selected to participate, and Ascent Solar was one of only 2 companies selected for a second straight year.

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

Research and Development and Intellectual Property

We intend to continue to invest in research and development in order to provide near term improvements to our manufacturing process and products, as well as to identify next generation technologies relevant to both our existing and potential new markets. During 2018 and 2017 we incurred approximately $2.8 million and $4.8 million, respectively, in research and development costs, which include research and development incurred in relation to our government contracts, as well as manufacturing costs incurred while developing our product lines and manufacturing process.

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

40.	US Patent No. 9634175 entitled Systems And Methods For Thermally Managing High-Temperature Processes On Temperature Sensitive Substrates (issued April 25, 2017)

41.	US Patent No. 9640706 entitled Hybrid Multi-Junction Photovoltaic Cells And Associated Methods (issued May 2, 2017)

42.	US Patent No. 9640692 entitled Flexible Photovoltaic Array with Integrated Wiring and Control Circuitry, and Associated Methods (issued May 2, 2017)

43.	US Patent No. 9653635 entitled Flexible High-Voltage Adaptable Current Photovoltaic Modules and Associated Methods (issued May 16, 2017)

44.	Taiwan Patent No. I583810 entitled Systems And Methods For Thermally Managing High-Temperature Processes On Temperature Sensitive Substrates (issued May 21, 2017)

45.	Switzerland Patent No. 2742535 entitled Multilayer Thin-Film Back Contact System for Flexible Photovoltaic Devices on Polymer Substrates (issued July 26, 2017)

46.	EPC Patent No. 2742535 entitled Multilayer Thin-Film Back Contact System for Flexible Photovoltaic Devices on Polymer Substrates (issued July 26, 2017)

47.	France Patent No. 2742535 entitled Multilayer Thin-Film Back Contact System for Flexible Photovoltaic Devices on Polymer Substrates (issued July 26, 2017)

48.	Great Britain Patent No. 2742535 entitled Multilayer Thin-Film Back Contact System for Flexible Photovoltaic Devices on Polymer Substrates (issued July 26, 2017)

49.	Germany Patent No. 602012035034.2 entitled Multilayer Thin-Film Back Contact System for Flexible Photovoltaic Devices on Polymer Substrates (issued July 26, 2017)

50.	Taiwan Patent No. I595674 entitled Multilayer Thin-Film Back Contact System for Flexible Photovoltaic Devices on Polymer Substrates (issued August 11, 2017)

51.	US Patent No. 9780242 entitled “Multilayer Thin-Film Back Contact System for Flexible Photovoltaic Devices on Polymer Substrates” (issued October 3, 2017)

Published Patent Applications

1.	"Flexible Photovoltaic Array with Integrated Wiring and Control Circuitry, and Associated Methods" (US 12/901,963) (filed October 11, 2010) (co-owned with PermaCity Corporation)

2.	“Cd-Free, Oxide Buffer Layers for Thin Film CIGS Solar Cells By Chemical Solution Deposition Methods” (US 13/227,935) (filed September 8, 2011)

3.	“Systems and Processes for Bifacial Collection and Tandem Junctions Using a Thin film Photovoltaic Device” (US 13/406,376) (filed February 27, 2012)

4.	“Multilayer Thin Film Back Contact System for Flexible Photovoltaic Devices on Polymer Substrates” (US 13/572,387) (filed August 10, 2012)

5.	“Multilayer Thin Film Back Contact System for Flexible Photovoltaic Devices on Polymer Substrates” (PCT/US2012/050398) (filed August 10, 2012)

6.	“Multilayer Thin Film Back Contact System for Flexible Photovoltaic Devices on Polymer Substrates” (CN 201280047345.1) (filed August 10, 2012)

7.	“Apparatus and Method for Hybrid Photovoltaic Device Having Multiple, Stacked, Heterogeneous, Semiconductor Junctions” (EP 11804861.0) (filed December 13, 2011)

8.	“Apparatus and Method for Hybrid Photovoltaic Device Having Multiple, Stacked, Heterogeneous, Semiconductor Junctions” (CN 201180067131.6) (filed December 13, 2011)

9.	“Subtractive Hinge and Associated Methods (US 13/783,336) (filed March 3, 2013)

10.	“Subtractive Hinge and Associated Methods (PCT/US 2013/28,929) (filed March 4, 2013)

11.	“Subtractive Hinge and Associated Methods (CN 201380012566.X) (filed March 4, 2013)

12.	“Subtractive Hinge and Associated Methods (EP 13758462.9) (filed March 4, 2013)

13.	“System For Housing And Powering A Battery-Operated Device And Associated Methods” (US 13/802,713) (filed March 14, 2013)

14.	“System For Housing And Powering A Battery-Operated Device And Associated Methods” (US 13/802,719) (filed March 14, 2013)

15.	“System For Housing And Powering A Battery-Operated Device And Associated Methods” (PCT/US2013/34988) (filed April 2, 2013)

16.	“Photovoltaic Assembly and Associated Methods” ( US 14/038096) (filed September 26, 2013)

17.	“Photovoltaic Assembly and Associated Methods” (PCT/US2013/62355) (filed September 27, 2013)

18.	“Photovoltaic Assembly and Associated Methods” (CN 201380060351.5) (filed September 27, 2013)

19.	“Photovoltaic Assembly and Associated Methods” (EP 13840976.8) (filed September 27, 2013)

20.	“Flexible High-Voltage Adaptable Current Photovoltaic Modules and Associated Methods” (US 14/041,886) (filed September 30, 2013)

21.	“Hybrid Multi-Junction Photovoltaic Cells And Associated Methods” (US 14/100,960) (filed December 9, 2013)

22.	“System For Housing And Powering A Battery-Operated Device And Associated Methods” (PCT/US2013/74936) (filed December 13, 2013)

23.	“Systems And Methods For Thermally Managing High-Temperature Processes On Temperature Sensitive Substrates” (US 14/150,376) (filed January 8, 2014)

24.	“Systems And Methods For Thermally Managing High-Temperature Processes On Temperature Sensitive Substrates” (PCT/US2014/10867) (filed January 8, 2014)

25.	“Systems And Methods For Thermally Managing High-Temperature Processes On Temperature Sensitive Substrates” (CN 201480004408.4) (filed January 8, 2014)

26.	“Systems And Methods For Thermally Managing High-Temperature Processes On Temperature Sensitive Substrates” (EP 14738271.7) (filed January 8, 2014)

27.	“Multilayer Thin-Film Back Contact System For Flexible Photovoltaic Devices On Polymer Substrates” (PCT/US15/20184) (filed March 12, 2015)

28.	“Array Of Monolithically Integrated Thin Film Photovoltaic Cells And Associated Methods” (14/252,485) (filed April 14, 2014)

29.	“Subtractive Hinge And Associated Methods” (EP 13758462.9) (filed March 4, 2013)

30.	“Photovoltaic Assembly and Associated Methods” (EP 13840976.8) (filed September 27, 2013)

31.	“Systems And Methods For Thermally Managing High-Temperature Processes On Temperature Sensitive Substrates” (CN 201480004408.4) (filed January 9, 2014)

32.	“Systems And Methods For Thermally Managing High-Temperature Processes On Temperature Sensitive Substrates” (EP 14738271.7 ) (filed January 9, 2014)

33.	“Multilayer Thin-Film Back Contact System For Flexible Photovoltaic Devices On Polymer Substrates” (US 14/932,933) (filed November 4, 2015)

34.	“Photovoltaic-Based Fully Integrated Portable Power Systems” (PCT/US16/12047) (filed January 4, 2016)

35.	“Photovoltaic-Based Fully Integrated Portable Power System” (US 14/987,214) (filed January 4, 2016)

36.	“Systems and Processes for Bifacial Collection and Tandem Junctions Using a Thin-Film Photovoltaic Device” (US 15/099,835) (filed April 15, 2016)

37.	“Photovoltaic-Based Fully Integrated Portable Power Management And Networking System” (PCT/US16/25647) (filed April 1, 2016)

38.	“Photovoltaic-Based Fully Integrated Portable Power Management And Networking System” (US 15/089,028) (filed April 1, 2016)

39.	“Photovoltaic Device and Method of Manufacturing Same” (CN 201610416638.2) (filed December 13, 2011)

40.	“Multilayer Thin-Film Back Contact System For Flexible Photovoltaic Devices On Polymer Substrates” (US 15/258,169) (filed September 7, 2016)

41.	“Hybrid Multi-Junction Photovoltaic Cells And Associated Methods” (US 15/137,696) (filed April 25, 2016)

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

Ascent Solar has trademark applications and registrations in the United States and worldwide for slogans and product family names such as WaveSol, MilPak, and Transforming Everyday Life.

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

Employees

As of December 31, 2018, we had 22 full time employees.

Company History

We were formed in October 2005 from the separation by ITN of its Advanced Photovoltaic Division and all of that division’s key personnel and core technologies. ITN, a private company incorporated in 1994, is an incubator dedicated to the development of thin film, PV, battery, fuel cell and nanotechnologies. Through its work on research and development contracts for private and government entities, ITN developed proprietary processing and manufacturing know-how applicable to PV products generally, and to CIGS PV products in particular. Our company was established by ITN to commercialize its investment in CIGS PV technologies. In January 2006, ITN assigned to us all its CIGS PV technologies and trade secrets and granted to us a perpetual, exclusive, royalty free worldwide license to use certain of ITN’s proprietary process, control and design technologies in the production of CIGS PV modules. Upon receipt of the necessary government approvals in January 2007, ITN assigned government funded research and development contracts to us and also transferred the key personnel working on the contracts to us.

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

We have to date incurred net losses and may be unable to generate sufficient sales in the future to become profitable. We incurred a net loss of $16 million for the year ended December 31, 2018 and reported an accumulated deficit of $419 million as of December 31, 2018. We expect to incur net losses in the near term. Our ability to achieve profitability depends on a number of factors, including market acceptance of our specialty PV products at competitive prices. If we are unable to raise additional capital and generate sufficient revenue to achieve profitability and positive cash flows, we may be unable to satisfy our commitments and may have to discontinue operations.

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

Our continuing operations will require additional capital which we may not be able to obtain on favorable terms, if at all or without dilution to our stockholders. Since inception, we have incurred significant losses. We expect to continue to incur net losses in the near term. For the year ended December 31, 2018, our cash used in operations was $4.0 million. At December 31, 2018, we had cash and equivalents of approximately $18,000.

Although we have commenced production at our manufacturing facility, we do not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until we have fully implemented our new strategy of focusing on high value PV products. Additional projected product revenues are not anticipated to result in a positive cash flow position for the year 2019 overall. The Company will need to raise additional capital in order to continue our current level of operations throughout 2019.

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

We have identified material weaknesses in our internal control over financial reporting. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements, which could adversely affect our stock price and could negatively impact our results of operations. At December 31, 2018, we concluded that there were material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. See Item 9A in Part II of this Annual Report on Form 10-K for details.

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

The price of our common stock may continue to be volatile. Our common stock is currently traded on the OTCBB Market. The trading price of our common stock from time to time has fluctuated widely and may be subject to similar volatility in the future. For example, during the calendar year ended December 31, 2018, our common stock traded below $0.01. The trading price of our common stock in the future may be affected by a number of factors, including events described in these “Risk Factors.” In recent years, broad stock market indices, in general, and smaller capitalization and PV companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have a negative effect on the market price of our common stock regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources, and could have a material adverse effect on our financial condition.

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

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information

Our stock previously traded on the NASDAQ Capital Market. On February 23, 2016 the Company received notice from NASDAQ stating that NASDAQ had determined to delist the Company's common stock. On May 20, 2017 our common stock was delisted from the OTCQB Venture Market and began trading on the OTCBB. Our trading symbol is “ASTI.” The following table sets forth the high and low sales price information per share for our common stock for the last two completed fiscal years, as adjusted for reverse stock splits.

Price Range of Common Stock

	High	Low
Fiscal 2017
First Quarter	$7.8000	$1.4000
Second Quarter	$2.3000	$0.3000
Third Quarter	$2.6000	$0.4000
Fourth Quarter	$1.8000	$0.7000
Fiscal 2018
First Quarter	$0.7000	$0.3000
Second Quarter	$0.5000	$0.0003
Third Quarter	$0.3000	$0.0420
Fourth Quarter	$0.0600	$0.0080

Holders

As of December 31, 2018, the number of record holders of our common stock was 41. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

The holders of common stock are entitled to receive such dividends as may be declared by our Board of Directors. During the years ended December 31, 2018 and 2017, we did not pay any common stock dividends, and we do not expect to declare or pay any dividends in the foreseeable future. Payment of future dividends will be within the discretion of our Board of Directors and will depend on, among other factors, our retained earnings, capital requirements, and operating and financial condition.

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

Overview

We are a company formed to commercialize flexible PV modules using our proprietary technology. For the year ended December 31, 2018, we generated $862,412 of revenue. Our revenue of $813,512 from product sales accounted for 94% of total revenue and $48,900 of revenue generated from government research and development contracts during the year accounted for the remainder. As of December 31, 2018, we had an accumulated deficit of approximately $419 million.

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

In December 2012, we launched the EnerPlex Kickr™ and EnerPlex Jumpr™ product series. The Kickr IV was an extremely portable, compact and durable solar charging device, approximately seven inches by seven inches when folded, and weighs less than half a pound. The Kickr IV provides 6.5 watts of regulated power that can help charge phones, digital cameras, and other small USB enabled devices. The Kickr IV is ideal for outdoor activities such as camping, hiking and mountain climbing as well as daily city use. To complement the Kickr IV, we also released the Jumpr series of portable power banks in December of 2012. The Jumpr series provides a compact power storage solution for those who need to recharge their portable electronics while on the go.

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

At Outdoor Retailer 2014, EnerPlex debuted the Generatr Series. The Generatr 1200 and Generatr 100 are lithium-ion based, large format batteries. Lighter and smaller than competitors, the Generatr Series are targeted for consumers who require high-capacity, high-output batteries which remain ultra-portable. Also debuted at Outdoor Retailer was the Commandr 20, a high output solar charger designed specifically to integrate with and charge the Generatr series, allowing consumers to stay out longer without needing to charge their Generatr batteries from a traditional power source. In August 2014, the Kickr II+ and IV+ were also announced, these products represent another evolution in the EnerPlex line of solar products; integrated with a 500mAh battery the Kickr II+ and IV+ are able to provide a constant flow of power even when there are intermittent disruptions in sunlight.

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

In 2016, EnerPlex launched the new emergency sales vertical, partnering with Emergency Preparedness eCommerce leader, Emergency Essentials, and we announced new breakthroughs in the Company’s line of high-voltage solar products, designed specifically for high-altitude and space markets. Also during the first quarter of 2016, the Company announced the launch of select products on the GSA Advantage website; allowing Federal employees, including members of all branches of the US Military, to directly purchase Ascent and EnerPlex products including: the MilPak E, Commandr 20, Kickr 4 and WaveSol™ solar modules.

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

In February 2017 Ascent announced the discontinuation of our EnerPlex consumer business by disposing of the EnerPlex brand, and related intellectual properties and trademarks, to our battery product supplier, Sun Pleasure Co. Limited (“SPCL”). This transaction was completed in an effort to better allocate our resources and to continue to focus on our core strength in the high-value specialty PV market. Following the transfer, Ascent will no longer be producing or selling Enerplex-branded consumer products. Ascent will focus on its photovoltaic business and will supply solar PV products to SPCL, supporting the continuous growth of EnerPlex with Ascent’s proprietary and award-winning thin-film solar technologies and products.

During the third quarter of 2017, Ascent Solar was selected by Energizer to develop and supply solar panels for their PowerKeep line of solar products, and in November 2017, Ascent introduced the next generation of our USB-based portable power systems with the XD™ series. The first product introduced was the XD-12 which, like previous products, is a folding, lightweight, easily stowable, PV system with USB power regulation. Unique to this generation of PV portable power is more PV power (12 Watts) and a 2.0 Amp smart USB output to enable the XD-12 to charge most smartphones, tablets, and USB-enabled devices as fast as a wall outlet. The enhanced smart USB circuit works with the device to be charged so that the device can determine the maximum power it is able to receive from the XD-12, and ensures the best possible charging performance directly from the sun.

Also in 2017, for a space customer, Ascent manufactured a new micro-module, approximately 12.8mm x 50mm (0.5in x 2.0in) in size that is ideal for both laboratory-scale environmental testing, and for subsequent integration into flight experiments.

In February 2018, the Company introduced the second product in our XD series. Delivering up to 48 Watts of solar power, the durable and compact Ascent XD-48 Solar Charger is the ideal solution for charging many portable electronics and off-grid power systems. The XD-48’s versatility allows it to charge both military and consumer electronics directly from the sun wherever needed. Like the XD-12, the XD-48 has a compact and portable design, and its rugged, weather-resistant construction withstands shocks, drops, damage and even minor punctures to power through the harshest conditions.

In March 2018, Ascent successfully shipped to a European based customer for a lighter-than-air, helium-filled airship project based on our newly developed ultra-light modules with substrate material than half of the thickness of our standard modules.

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

TFG is a Singapore based entity controlled and 50% owned by Ascent’s President & CEO, Victor Lee, and owns approximately 1% of the Company's outstanding shares at December 31, 2018.

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

On December 6, 2016, the Company issued a new $600,000 original issue discount note to TFG in exchange for (i) $200,000 of additional gross proceeds and (ii) cancellation of the existing outstanding $330,000 note. The new TFG note bears interest at a rate of 6% per annum and matured on December 31, 2017. Principal and interest on the new TFG note were payable at maturity. Following the transaction, the outstanding balance of the new note was $602,000 (including accrued and unpaid interest) with a discount of $60,000.

On January 19, 2017, the Company issued 333,334 shares of unregistered common stock in a private placement to TFG pursuant to a Securities Purchase Agreement (the “SPA”).

Pursuant to the SPA, the Company issued the 333,334 shares to TFG in exchange for cancellation of its $600,000 promissory note (including accrued interest of approximately $4,340) that was issued by the Company on December 6, 2016. The SPA does not provide any registration rights for the shares issued to TFG.

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

Basis of Presentation: The accompanying consolidated financial statements have been derived from the accounting records of Ascent Solar Technologies, Inc., Ascent Solar (Asia) Pte. Ltd., and Ascent Solar (Shenzhen) Co., Ltd. (collectively, "the Company") as of December 31, 2018 and December 31, 2017, and the results of operations for the years ended December 31, 2018 and 2017. Ascent Solar (Shenzhen) Co., Ltd. is wholly owned by Ascent Solar (Asia) Pte. Ltd., which is wholly owned by Ascent Solar Technologies, Inc. All significant inter-company balances and transactions have been eliminated in the accompanying consolidated financial statements.

Significant Accounting Policies

Related Party Transactions: One of the Company's named shareholders is Tertius Financial Group Pte Ltd of which Mr. Victor Lee, President and Chief Executive Officer of the Company, is Managing Director and 50% shareholder. Please refer to Note 11 for further information on transactions with Tertius Financial Group.

Inventories: All inventories are stated at the lower of cost or net realizable value, with cost determined using the weighted average method. Inventory balances are frequently evaluated to ensure they do not exceed net realizable value. The computation for net realizable value takes into account many factors, including expected demand, product life cycle and development plans, module efficiency, quality issues, obsolescence and others. Management's judgment is required to determine reserves for obsolete or excess inventory. As of December 31, 2018 and 2017, the Company had inventory reserve balances of $745,927 and $562,140, respectively. In response to management's estimate of current market conditions, the Company has reserved all of its work-in-process and finished goods inventory as of December 31, 2018. If actual demand and market conditions are less favorable than those estimated by management, additional inventory write downs may be required.

Due to the sale of the EnerPlex brand and the re-purposing of our work-in-process inventory, we are unable to estimate the recoverability of all of our work-in process inventory values, resulting in a lower-cost-to-market analysis and reserve for impairment. An expense of $363,377 was recorded to inventory impairment costs for the year ended December 31, 2017. There were no lower of cost or market adjustments during the year ended December 31, 2018.

Impairment of Long-lived assets: We analyze our long-lived assets (property, plant and equipment) and definitive-lived intangible assets (patents) for impairment, both individually and as a group, whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Events that might cause impairment would include significant current period operating or cash flow losses associated with the use of a long-lived asset or group of assets combined with a history of such losses, significant changes in the manner of use of assets and significant negative industry or economic trends. An undiscounted cash flow analysis is calculated to determine if an impairment exists. If an impairment is determined to exist, any related loss is calculated using the difference between the fair value and the carrying value of the assets. During the years ended December 31, 2018 and 2017, we did not incur impairments of our manufacturing facilities and equipment.

Convertible Preferred Stock: The Company evaluates its preferred stock instruments under FASB ASC 480, "Distinguishing Liabilities from Equity" to determine the classification, and thereby the accounting treatment, of the instruments. Please refer to Notes 13 and 14 for further discussion on the classification of each instrument.

Derivatives: The Company evaluates its financial instruments under FASB ASC 815, "Derivatives and Hedging" to determine whether the instruments contain an embedded derivative. When an embedded derivative is present, the instrument is evaluated for a fair value adjustment upon issuance and at the end of every period. Any adjustments to fair value are treated as gains and losses in fair values of derivatives and are recorded on the Statement of Operations. Please refer to Notes 10 and 12 for further discussion on the embedded derivatives of each instrument.

Revenue Recognition:

Product revenue. We recognize revenue for module and other equipment sales at a point in time following the transfer of control of such products to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts. For module and other equipment sales contracts that contain multiple performance obligations, we allocate the transaction price to each performance obligation identified in the contract based on relative standalone selling prices, or estimates of such prices, and recognize the related revenue as control of each individual product is transferred to the customer, in satisfaction of the corresponding performance obligations.

During the years ended December 31, 2018 and 2017, the company recognized product revenue of $813,512 and $642,179, respectively.

Government contracts revenue. Revenue from government research and development contracts is generated under terms that are cost plus fee or firm fixed price. We generally recognize this revenue over time using cost based input methods, which recognize revenue and gross profit as work is performed based on the relationship between actual costs incurred compared to the total estimated costs of the contract. In applying cost based input methods of revenue recognition, we use the actual costs incurred relative to the total estimated costs to determine our progress towards contract completion and to calculate the corresponding amount of revenue to recognize.

Cost based input methods of revenue recognition are considered a faithful depiction of our efforts to satisfy long-term government research and development contracts and therefore reflect the performance obligations under such contracts. Costs incurred that do not contribute to satisfying our performance obligations are excluded from our input methods of revenue recognition as the amounts are not reflective of our transferring control under the contract. Costs incurred towards contract completion may include direct costs plus allowable indirect costs and an allocable portion of the fixed fee. If actual and estimated costs to complete a contract indicate a loss, provision is made currently for the loss anticipated on the contract.

During the year ended December 31, 2018, the company recognized government contract revenue of $48,900. No government contract revenue was recognized for the year ended December 31, 2017.

Research, Development and Manufacturing Operations Costs: Research, development and manufacturing operations expenses were approximately $2,794,641 and $4,820,536 for the years ended December 31, 2018 and 2017, respectively.  Research, development and manufacturing operations expenses include: 1) technology development costs, which include expenses incurred in researching new technology, improving existing technology and performing federal government research and development contracts, 2) product development costs, which include expenses incurred in developing new products and lowering product design costs, and 3) pre-production and production costs, which include engineering efforts to improve production processes, material yields and equipment utilization, and manufacturing efforts to produce saleable product. Research, development and manufacturing operations costs are expensed as incurred, with the exception of costs related to inventoried raw materials, work-in-process and finished goods, which are expensed as Cost of revenue as products are sold.

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

Other new pronouncements issued but not effective as of December 31, 2018 are not expected to have a material impact on the Company’s consolidated financial statements.

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

Revenues. Our revenues were $862,412 for the year ended December 31, 2018 compared to $642,179 for the year ended December 31, 2017, an increase of $220,233. The following factors contributed to this increase:

1.
Net product revenues were $813,512 for the year ended December 31, 2018 compared to $642,179 for the year ended December 31, 2017, an increase of $171,333. The increase in product sales is the result of our increased focus on PV sales.

2.
Revenues generated from government research and development contracts were $48,900 during the year ended December 31, 2018, the Company did not have any revenues attributable to government research and development contracts during the year ended December 31, 2017.

Cost of revenues. Our Cost of revenues for the year ended December 31, 2018 was $1,015,796 compared to $2,814,782 for the year ended December 31, 2017, a decrease of $1,798,986. The decrease in cost of revenues is mainly due to the decrease in materials and labor costs as a result of a decrease in production for the year ended December 31, 2018 compared to 2017. Cost of revenues for the year ended December 31, 2018 is comprised of materials and freight of $370,142, direct labor of $2,930, and overhead of $642,724. Management believes our factory is currently significantly under-utilized, and a substantial increase in revenue would result in marginal increases to Direct Labor and Overhead included in the Cost of revenues. As such management’s focus going forward is to improve gross margin through increased sales and improved utilization of our factory. We are currently pursuing high-value PV markets.

Research, development and manufacturing operations. Research, development and manufacturing operations costs were $2,794,641 for the year ended December 31, 2018, compared to $4,820,536 for the year ended December 31, 2017, a decrease of $2,025,895. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. Research, development and manufacturing operations costs also include costs related to technology development and governmental contracts. The following factors contributed to the decrease in research, development, and manufacturing operations expenses during the year ended December 31, 2018:

1.
Personnel and facility related expenses decreased approximately $1,941,932, as compared to the same time period of 2017. The decrease in personnel and facility related costs was primarily due to a reduction in headcount and the use of contractors.

2.
Materials and equipment related expenses, decreased approximately $83,963, as compared to the same time period of 2017. The decrease was due to a decrease in production of research and development products.

Inventory impairment costs. Due to the sale of the EnerPlex brand and the re-purposing of our work-in-process inventory, we were unable to estimate the recoverability of all of our work-in process inventory values, resulting in a lower-cost-to-market analysis and reserve for impairment. An expense of $363,377 was recorded to inventory impairment costs for the year ended December 31, 2017. There was no corresponding impairment for the year ended December 31, 2018.
Selling, general and administrative. Selling, general and administrative expenses were $3,244,793 for the year ended December 31, 2018, compared to $5,598,004 for the year ended December 31, 2017, a decrease of $2,353,211. The following factors contributed to the decrease in selling, general, and administrative expenses during the year ended December 31, 2018:

1.
Personnel and facility related costs decreased $2,288,728 during the year ended December 31, 2018, as compared to the the year ended December 31, 2017. The overall decrease in personnel related costs was primarily due a lower headcount for the the year ended December 31, 2018, as compared to the the year ended December 31, 2017 as well as the decreased use of consultants and contractors during the same period.

2.
Marketing and related expenses decreased $163,760 during the year ended December 31, 2018, as compared to the the year ended December 31, 2017. The decrease in Marketing and related expenses is due to reduced marketing, advertising, and promotional activities during the the year ended December 31, 2018, compared to the same time period of 2017, which is the direct result of reducing our marketing budget to focus more on the development of our PV.

3.
Legal expenses increased $308,277 during the year ended December 31, 2018, as compared to the the year ended December 31, 2017. The primary reasons for the increase is due to increased general legal expenses related to financing efforts as compared to the the year ended December 31, 2017, offset by decreases in legal expenses related to our patent activity as compared to the same period of 2017.

4.
Public company expenses decreased $2,908 during the year ended December 31, 2018, as compared to the the year ended December 31, 2017. This decrease is primarily due to reduced filing fees related to financing agreements in 2018, as compared to 2017.

5.
Bad debt and settlement expenses decreased approximately $206,092 during the year ended December 31, 2018, as compared to the year ended December 31, 2017. During 2017 we recorded payments and settlements against existing reserves. We did not have settlement expenses during 2018.

Other Expense, net. Other expense was $9,466,368 for the year ended December 31, 2018, compared to $4,412,075 for the the year ended December 31, 2017, an increase of approximately $5,054,293. The following factors contributed to the increase in other expense during the year ended December 31, 2018:

1.
Interest expense increased approximately $832,934, as compared to the year ended December 31, 2017. The increase is primarily due to an increase of non-cash interest expense related to convertible debt and promissory notes.

2.
During the year ended December 31, 2017, the Company recorded net other income of $574,817. This income was comprised of $1,210,331 increase in gain on sale of assets after the transfer of the EnerPlex IP, offset by induced conversion costs of $635,514 on several of the financial instruments. During the the year ended December 31, 2018, the Company recorded net other income of $13,144, primarily as the result of a sale of assets; an income reduction of $561,673.

3.	During the year ended December 31, 2017, the Company recorded warrant expense of $345,774. There was no such expense during the year ended December 31, 2018.

4.
Gains and losses on change in fair value of derivatives and on extinguishment of liabilities, was a net loss of $2,127,831 for the year ended December 31, 2018, as compared to a net gain of $1,877,629 for the year ended December 31, 2017. The change of $4,005,460 in this non-cash item is attributable to a net loss of $138,392 on the change in fair value of our embedded derivative instruments during the year ended December 31, 2018, compared to a net gain $4,450,518 in 2017, offset by a reduction in the loss from extinguishment of liabilities of $306,666, related to conversions and redemptions of certain convertible notes and preferred stock, for the year ended December 31, 2018, as compared to the the year ended December 31, 2017.

Net Loss. Our Net Loss was $16,036,492 for the year ended December 31, 2018, compared to a Net Loss of $18,560,130 for the year ended December 31, 2017, an improvement of $2,523,638.
The decrease in Net Loss for the year ended December 31, 2018 can be summarized in variances in significant account activity as follows:

(Increase) decrease in Net Loss For the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017
Revenues	(220,233)
Cost of Revenue	1,798,986
Research, development and manufacturing operations
Materials and Equipment Related Expenses	83,963
Personnel and Facility Related Expenses	1,941,932
Inventory impairment costs	363,377
Selling, general and administrative expenses
Personnel, Administrative, and Facility Related Expenses	2,288,728
Marketing Related Expenses	163,760
Legal Expenses	(308,277)
Public Company Costs	2,908
Bad Debt Expense	206,092
Depreciation and Amortization Expense	816,229
Other Income/Expense
Interest Expense	832,934
Other Income/Expense	561,673
Warrant Expense	(345,774)
Non-Cash Change in Fair Value of Derivative Liabilities and Gain/Loss on Extinguishment of Liabilities, net	4,005,460
Decrease to Net Loss	$2,523,638

Liquidity and Capital Resources

The Company has continued limited PV production at its manufacturing facility. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented its product strategy. During the year ended December 31, 2018 the Company used $4,015,846 in cash for operations. The Company's primary significant long term cash obligation consists of a note payable of $5,378,062 to a financial institution secured by a mortgage on its headquarters and manufacturing building in Thornton, Colorado. Total payments of approximately $693,611, including principal and interest, will come due in the remainder of 2019.

Additional projected product revenues are not anticipated to result in a positive cash flow position for the year 2019 overall and, as of December 31, 2018, the Company has negative working capital. As such, cash liquidity sufficient for the year ending December 31, 2019 will require additional financing.

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

Statements of Cash Flows Comparison of the Years Ended December 31, 2018 and 2017

For the year ended December 31, 2018, our cash used in operations was $4,015,846 compared to $12,597,929 for the year ended December 31, 2017, a decrease of $8,582,083. The decrease is primarily the result of reduced operations during the current year. For the year ended December 31, 2018, cash used in investing activities was $2,447 compared to cash provided by investing activities of $80,946 for the year ended December 31, 2017. This decrease was the result of a reduction in proceeds on the sale assets, offset by reduced spending on capital assets and patents. During the year ended December 31, 2018, negative operating cash flows of $4,015,846 million were funded through $4,103,500 million in new debt issuances, offset by repayments on debt of $145,666 and payment of financing costs of $11,000.

Off Balance Sheet Transactions

As of December 31, 2018, we did not have any off balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

We hold no significant funds and have no future obligations denominated in foreign currencies as of December 31, 2018.

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

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our cash equivalents and investment portfolio. As of December 31, 2018, our cash equivalents consisted only of operating accounts held with financial institutions. From time to time, we hold restricted funds, money market funds, investments in U.S. government securities and high quality corporate securities. The primary objective of our investment activities is to preserve principal and provide liquidity on demand, while at the same time maximizing the income we receive from our investments without significantly increasing risk. The direct risk to us associated with fluctuating interest rates is limited to our investment portfolio, and we do not believe a change in interest rates will have a significant impact on our financial position, results of operations, or cash flows.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Our management conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of December 31, 2018. Based on this evaluation, our management concluded the design and operation of our disclosure controls and procedures were not effective as of December 31, 2018.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles ("GAAP") in the United States of America and includes those policies and procedures that:

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

Under the supervision of the Audit Committee of the Board of Directors and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, our management concluded our internal control over financial reporting were not effective as of December 31, 2018. Our management reviewed the results of its assessment with the Audit Committee.

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

Material Weakness Identified in 2018

Based on our assessment and the criteria used, management concluded that our internal control over financial reporting as of December 31, 2018 was not effective due to the material weaknesses described as follows:

•
The Company was understaffed and did not have sufficiently trained resources with the technical expertise to ensure that all company transactions were accounted for in accordance with GAAP. This deficiency arose primarily from staff turnover and the inability of the Company to devote sufficient replacement resources in a timely manner, as a result of the Company's financial situation

As a consequence, the Company did not have effective process level control activities over the following:

•
Accounting for the Company's inventory and cost of revenue was lacking for the preparation of the December 31, 2018 financial statements.  Miscalculations in these areas could impact the Company's current assets, revenues, operating results, and cash flows.

The control deficiencies described above created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. The control deficiencies described above resulted in material misstatements in the preliminary consolidated financial statements that were corrected prior to the issuance of the consolidated financial statements as of and for the fiscal year ended December 31, 2018.   This deficiency did not exist as of and for the year ended December 31, 2017, as such, management concluded the design and operation of our disclosure controls and procedures were effective as of December 31, 2017.

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

The Company plans to executed the following steps in 2019 to remediate the aforementioned material weaknesses in its internal control over financial reporting:

•	The Company plans to engage a resource, either as internal staff or an external contractor, with the technical expertise to track and report on inventory transactions and cost of revenue calculations.

•
The Company will design and implement additional procedures in order to assure that the resource mentioned above and other audit/accounting personnel are more involved with the Company’s inventory activities and cost of revenue allocations to monitor and earlier identify accounting issues that may be raised by the Company’s ongoing activities.

Changes in Internal Control Over Financial Reporting

Except for the identification and mitigation of the material weaknesses noted above, there were no other changes in internal control over financial reporting during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated by reference from the definitive proxy statement for our 2019 annual meeting, which will be filed no later than 120 days after the close of our fiscal year ended December 31, 2018.

Item 11. Executive Compensation

Incorporated by reference from the definitive proxy statement for our 2019 annual meeting, which will be filed no later than 120 days after the close of our fiscal year ended December 31, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the definitive proxy statement for our 2019 annual meeting, which will be filed no later than 120 days after the close of our fiscal year ended December 31, 2018.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2018 relating to all of our equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	110	$132,147.00	107

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from the definitive proxy statement for our 2019 annual meeting, which will be filed no later than 120 days after the close of our fiscal year ended December 31, 2018.

Item 14. Principal Accounting Fees and Services

Incorporated by reference from the definitive proxy statement for our 2019 annual meeting, which will be filed no later than 120 days after the close of our fiscal year ended December 31, 2018.

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
3.20
Certificate of Designations of Preferences, Rights and Limitations of Series J-1 Preferred Stock (incorporated by reference to Exhibit 2 to Exhibit 10.1 to our Current Report on Form 8-K filed October 20, 2016)

3.21
Certificate of Designations of Preferences, Rights and Limitations of Series K Preferred Stock (incorporated by reference to Exhibit 2 to Exhibit 10.1 to our Current Report on Form 8-K filed February 14, 2017)

3.22
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated March 16, 2017 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed March 17, 2017)

3.23
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated July 19, 2018 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed July 23, 2018)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form SB-2 filed on January 23, 2006 (Reg. No. 333-131216))
4.2	Certificate of Designations of Series A Preferred Stock (filed as Exhibit 4.2 to our Registration Statement on Form S-3 filed July 1, 2013 (Reg. No. 333-189739))
4.3	Form of Warrant (filed as Exhibit 4.3 to our Registration Statement on Form S-3 filed July 1, 2013 (Reg. No. 333-189739))
4.4	Certificate of Designations of Series B-1 and B-2 Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed October 30, 2013)
4.5	Certificate of Designations of Series C Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed April 2, 2014)

Exhibit No.	Description
4.6	Certificate of Designations of Preferences, Rights and Limitations of Series D Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed November 17, 2014)
4.7	Certificate of Designations of Preferences, Rights and Limitations of Series D-1 Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed February 20, 2015)
4.8	Certificate of Designations, Preferences and Rights of the Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 10, 2015)
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

10.17	Right to Receive Common Stock dated April 29, 2016 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed May 2, 2016)
10.18	Right to Receive Common Stock dated April 29, 2016 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed May 2, 2016)
10.19	Series G Securities Purchase Agreement dated April 29, 2016 (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed May 2, 2016
10.20	Series G Securities Purchase Agreement dated April 29, 2016 (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed May 2, 2016
10.21	Series H Securities Purchase Agreement dated June 9, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 9, 2016)
10.22	Series H Registration Rights Agreement dated June 9, 2016 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed June 9, 2016)
10.23†	Seventh Amended and Restated 2005 Stock Option Plan (incorporated by reference to Annex C of our definitive proxy statement dated April 22, 2016)†
10.24†	Seventh Amended and Restated 2008 Restricted Stock Plan Stock Option Plan Plan (incorporated by reference to Annex B of our definitive proxy statement dated April 22, 2016)†
10.25	Series I Securities Purchase Agreement dated July 26, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 28, 2016)
10.26	Form of 10% Convertible Note (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed September 14, 2016)
10.27	Exchange Agreement dated September 13, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 14, 2016)

Exhibit No.	Description
10.28	Series J Securities Purchase Agreement dated September 19, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 23, 2016)
10.29	Securities Purchase Agreement for Notes dated October 5, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 11, 2016)
10.30	Note due December 5, 2016 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed October 11, 2016)
10.31	Note due January 3, 2017 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed October 11, 2016)
10.32	Note due February 3, 2017 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed October 11, 2016)
10.33	Exchange Agreement dated October 5, 2016 (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed October 11, 2016)
10.34	Series J-1 Securities Purchase Agreement dated October 14, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 20, 2016)
10.35	Note dated December 2, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 8, 2016)
10.36	Note dated December 6, 2016 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed December 8, 2016)
10.37	Note dated December 13, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 19, 2016)
10.38	Note dated December 30, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 6, 2017)
10.39	Note dated January 10, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 17, 2017)
10.40	$300,000 Note dated January 16, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 20, 2017)
10.41	$700,000 Note dated January 17, 2017 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed January 20, 2017)
10.42	Securities Purchase Agreement dated January 19, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 24, 2017)

Exhibit No.	Description
10.43	Note dated February 7, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 9, 2017)
10.44	Series K Securities Purchase Agreement dated February 8, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 14, 2017)
10.45	Note dated February 13, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 17, 2017)
10.46	$400,000 Note dated February 27, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March1, 2017)
10.47	Intellectual Property Disposal Agreement dated as of January 25, 2017 and effective February 23, 2017 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed March 1, 2017)
10.48	Note dated March 13, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 17, 2017)
10.49	Note dated March 24, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 29, 2017)
10.50	Note dated April 6, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 7, 2017)
10.51	Note dated April 21 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 24, 2017)
10.52	Forbearance and Settlement Agreement dated May 5, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 10, 2017)
10.53	Note dated May 8, 2017 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed May 10, 2017)
10.54	Form of Warrant (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 27, 2017)
10.55	Form of Warrant (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed August 11, 2017)
10.56	Securities Purchase Agreement dated September 8, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 14, 2017)
10.57	Note dated September 11, 2017 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed September 14, 2017)

Exhibit No.	Description
10.58	Promissory Note Exchange Agreement dated September 13, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 20, 2017)
10.59	Note dated September 13, 2017 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed September 20, 2017)
10.60	Note dated October 31, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 8, 2017)
10.61	Note dated November 16, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 22, 2017)
10.62	Note Purchase and Exchange Agreement dated November 30, 2017 (incorporated by reference to Exhibit 10.62 to our Annual Report on Form 10-K filed March 29, 2018)
10.63	Form of Secured Convertible Promissory Note - 36 month maturity (incorporated by reference to Exhibit 10.63 to our Annual Report on Form 10-K filed March 29, 2018)
10.64	Form of Secured Convertible Promissory Note - 12 month maturity (incorporated by reference to Exhibit 10.64 to our Annual Report on Form 10-K filed March 29, 2018)
10.65	Security Agreement dated November 30, 2017 (incorporated by reference to Exhibit 10.65 to our Annual Report on Form 10-K filed March 29, 2018)
10.66	Series J Securities Exchange Agreement dated December 6, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 12, 2017)
10.67	Note dated December 6, 2017 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed December 12, 2017)
10.68	Warrant dated December 15, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 20, 2017)
10.69	Unsecured Promissory Note dated January 31, 2018 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 2, 2018)
10.70	Unsecured Promissory Note dated January 31, 2018 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 2, 2018)
10.71	Amendment of Outstanding Convertible Notes dated May 1, 2018 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 7, 2018)
10.72	Securities Purchase Agreement dated May 8, 2018 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed August 20, 2018)

Exhibit No.	Description
10.73	Secured Convertible Note dated May 8, 2018 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed August 20, 2018)
10.74	Unsecured Promissory Note dated June 6, 2018 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 12, 2018)
10.75	Secured Promissory Note dated July 6, 2018 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 12, 2018)
10.76	Unsecured Promissory Note dated July 24, 2018 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 30, 2018)
10.77	Exchange Agreement dated July 25, 2018 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 30, 2018)
10.78	Unsecured Convertible Exchange Note dated July 25, 2018 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on July 30, 2018)
10.79	Securities Purchase Agreement dated August 1, 2018 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 8, 2018)
10.80	Convertible Promissory Note dated August 1, 2018 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 8, 2018)
10.81	Securities Purchase Agreement dated August 29, 2018 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 10, 2018)
10.82	Convertible Promissory Note dated August 29, 2018 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 10, 2018)
10.83	Securities Purchase Agreement dated September 4, 2018 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 10, 2018)
10.84	Convertible Promissory Note dated September 4, 2018 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on September 10, 2018)
10.85	Exchange Agreement dated September 7, 2018 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 13, 2018)
10.86	Convertible Promissory Note dated September 7, 2018 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 13, 2018)
10.87	Non-Convertible Promissory Note dated September 10, 2018 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 13, 2018)

Exhibit No.	Description
10.88	Convertible Promissory Note dated September 14, 2018 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 20, 2018)
10.89	Secured Convertible Promissory Note dated October 2, 2018 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 9, 2018)
10.90	Securities Purchase Agreement dated October 16, 2018 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 23, 2018)
10.91	Convertible Promissory Note dated October 16, 2018 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 23, 2018)
10.92	Secured Promissory Note dated October 22, 2018 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 23, 2018)
10.93	Securities Purchase Agreement dated November 5, 2018 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 14, 2018)
10.94	Convertible Promissory Note dated November 5, 2018 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 14, 2018)
10.95	Investor Notes (Numbered 1 through 8) each dated November 5, 2018 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 14, 2018)
10.96	Non-Convertible Promissory Note Dated December 31, 2018 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 3, 2019)
10.97	Unsecured Promissory Note dated January 11, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 15, 2019)
10.98*	Securities Purchase Agreement Dated February 14, 2019*
10.99*	Convertible Promissory Note Dated February 14, 2019*
10.100	GS Capital Partners Convertible Redeemable Note (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 28, 2019)
10.101	GS Capital Partners Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 28, 2019)
10.102	Securities Purchase Agreement Dated March 7, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 13, 2019)

Exhibit No.	Description
10.103	Convertible Promissory Note Dated March 7, 2019 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 13, 2019)
10.104	Exchange Agreement I Dated March 11, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 15, 2019)
10.105	Convertible Promissory Note Dated March 11, 2019 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 15, 2019)
10.106	Exchange Agreement II Dated March 11, 2019 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 15, 2019)
10.107	Convertible Promissory Note Dated March 11, 2019 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on March 15, 2019)
10.108	Non-Convertible Promissory Note Dated March 11, 2019 (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on March 15, 2019)
10.109	Securities Purchase Agreement Dated March 13, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 22, 2019)
10.110	Secured Convertible Promissory Note Dated March 13, 2019 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 22, 2019)
23.1	Consent of Haynie & Company*
31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*

Exhibit No.	Description
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith
CTR	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
†	Denotes management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

ASCENT SOLAR TECHNOLOGIES, INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of April, 2019.

ASCENT SOLAR TECHNOLOGIES, INC.

By:	/S/ VICTOR LEE
Lee Kong Hian (aka Victor Lee) President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacities	Date

/S/ VICTOR LEE	President & Chief Executive Officer and a Director (principal executive officer, and principal financial officer and accounting officer)	April 16, 2019
Lee Kong Hian (aka Victor Lee)

/S/ AMIT KUMAR	Chairman of the Board of Directors	April 16, 2019
Amit Kumar, Ph.D.

/S/ G. THOMAS MARSH	Director	April 16, 2019
G. Thomas Marsh

/S/ KIM J. HUNTLEY	Director	April 16, 2019
Kim J. Huntley

Ascent Solar Technologies, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Ascent Solar Technologies, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ascent Solar Technologies, Inc. (the Company) as of December 31, 2018 and 2017,and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017 and , and the results of its operations and its cash flows for the years ended December 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.
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
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Haynie and Company

We have served as the Company's auditor since 2017
Littleton, Colorado
April 16, 2019

ASCENT SOLAR TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS (substantially pledged)
Current Assets:
Cash and cash equivalents	$18,159	$89,618
Trade receivables, net of allowance of $45,664 and $48,201, respectively	165,160	6,658
Inventories, net	660,791	1,037,854
Prepaid expenses and other current assets	138,369	494,425
Total current assets	982,479	1,628,555
Property, Plant and Equipment:	36,621,187	36,645,862
Less accumulated depreciation and amortization	(32,207,829)	(32,013,686)
	4,413,358	4,632,176
Other Assets:
Patents, net of accumulated amortization of $363,533 and $430,071, respectively	862,429	1,470,796
Other non-current assets	34,061	49,813
	896,490	1,520,609
Total Assets	$6,292,327	$7,781,340
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$2,318,655	$1,600,455
Related party payables	270,740	202,827
Accrued expenses	1,562,435	1,180,161
Accrued interest	1,198,279	443,587
Notes payable	1,516,530	1,570,231
Current portion of long-term debt	349,093	343,395
Secured promissory notes, net of discount of $2,824,365 and $3,618,571, respectively	3,447,380	938,656
Promissory notes, net of discount of $104,583 and $20,626, respectively	1,239,854	948,811
Convertible notes, net of discount of $394,011 and $1,238,241, respectively	1,852,722	1,362,592
Embedded derivative liability	10,114,452	6,406,833
Total current liabilities	23,870,140	14,997,548
Long-term debt, net of current portion	5,028,969	5,118,424
Accrued Warranty Liability	29,114	57,703
Total Liabilities	28,928,223	20,173,675
Redeemable Preferred Stock:
Series K preferred stock: 20,000 shares authorized as of December 31, 2018 and December 31, 2017; zero and 2,810 issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	—	2,810,000
Commitments and Contingencies	—	—
Stockholders’ Deficit:
Series A preferred stock, $.0001 par value; 750,000 shares authorized; 60,756 shares issued and outstanding as of December 31, 2018 and December 31, 2017 ($822,620 and $761,864 Liquidation Preference, respectively)	6	6
Common stock, $0.0001 par value, 20,000,000,000 shares authorized as of December 31, 2018 and December 31, 2017; 63,537,885 and 9,606,677 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	6,354	960,660
Additional paid in capital	395,889,712	386,332,475
Accumulated deficit	(418,531,968)	(402,495,476)
Total stockholders’ deficit	(22,635,896)	(15,202,335)
Total Liabilities and Stockholders’ Deficit	$6,292,327	$7,781,340
The accompanying notes are an integral part of these consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2018	2017
Revenues	$862,412	$642,179
Costs and Expenses
Cost of revenues (exclusive of depreciation shown below)	1,015,796	2,814,782
Research, development and manufacturing operations (exclusive of depreciation shown below)	2,794,641	4,820,536
Selling, general and administrative (exclusive of depreciation shown below)	3,244,793	5,598,004
Depreciation and amortization	377,306	1,193,535
Inventory impairment loss	—	363,377
Total Costs and Expenses	7,432,536	14,790,234
Loss from Operations	(6,570,124)	(14,148,055)
Other Income/(Expense)
Other Income/(Expense), net	13,144	574,817
Interest Expense	(7,351,681)	(6,518,747)
Deemed interest expense on warrant liability	—	(345,774)
Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net	(2,127,831)	1,877,629
Total Other Income/(Expense)	(9,466,368)	(4,412,075)
Net Loss	$(16,036,492)	$(18,560,130)

Net Loss Per Share (Basic and diluted)	$(0.69)	$(3.15)
Weighted Average Common Shares Outstanding (Basic and diluted)	23,157,607	5,883,375

The accompanying notes are an integral part of these consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Series A Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2016	554,302	$55	125,044	$13	$369,941,432	$(383,932,576)	(13,991,076)
Interest and Dividend Expense paid with Common Stock	332,007	33			246,551		246,584
Issuance of Restricted Stock	40	—			—		—
Commitment Shares	37,500	4			63,746		63,750
Conversion of Series A Preferred Stock into Common Shares, plus make-whole	131,089	13	(64,288)	(7)	257,146		257,152
Conversion of Series E Preferred Stock into Common Shares	247,372	25			119,975		120,000
Conversion of Series F Preferred Stock into Common Shares	189,780	19			126,981		127,000
Conversion of Series G Preferred Stock into Common Shares	1,529,316	153			897,847		898,000
Conversion of Series I Convertible Notes into Common Shares	419,720	42			226,029		226,071
Conversion of Series J Preferred Stock into Common Shares	365,646	37			274,963		275,000
Conversion of Series J-1 Preferred Stock into Common Shares	466,667	47			699,953		700,000
Conversion of Series K Preferred Stock into Common Shares	1,550,000	155			6,199,845		6,200,000
Conversion of July 2016 Convertible Notes into Common Shares	2,808,249	281			1,699,686		1,699,967
Conversion of TFG note into Common Shares	333,333	33			544,648		544,681
Conversion of BayBridge Note into Common Shares	473,405	47			377,952		377,999
Conversion of Global Ichiban Note into Common Shares	168,251	17			163,491		163,508
Loss on Extinguishment of Liabilities					4,481,939		4,481,939
Induced Conversion Costs					500,948		500,948
Warrant Expense					345,774		345,774
Stock based compensation					123,268		123,268
Prior period adjustment - subsidiary						(2,770)	(2,770)
Net Loss						(18,560,130)	(18,560,130)
Balance, December 31, 2017	9,606,677	$961	60,756	$6	$387,292,174	$(402,495,476)	$(15,202,335)
Interest and Dividend Expense paid with Common Stock	1,137,349	114			62,800		62,914
Conversion of St.George Note into Common Shares	15,849,656	1,585			605,015		606,600
Conversion of Global Ichiban Note into Common Shares	3,486,274	349			1,425,651		1,426,000
Conversion of BayBridge Note into Common Shares	19,838,979	1,984			770,517		772,501
Conversion of Bellridge Note into Common Shares	10,912,281	1,091			243,909		245,000
Conversion of Note Payable into Common Shares	2,004,169	200			356,542		356,742
Conversion of Series K Preferred Stock into Common Shares	702,500	70			2,809,930		2,810,000
Loss on Extinguishment of Liabilities					2,293,909		2,293,909
Stock based compensation					29,265		29,265
Net Loss						(16,036,492)	(16,036,492)
Balance, December 31, 2018	63,537,885	$6,354	60,756	$6	$395,889,712	$(418,531,968)	$(22,635,896)

The accompanying notes are an integral part of these consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2018	2017
Operating Activities:
Net loss	$(16,036,492)	$(18,560,130)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	381,056	1,197,285
Stock based compensation	29,265	123,268
Realized loss (gain) on sale of assets	(14,000)	(1,210,331)
Amortization of financing costs	29,167	76,351
Non-cash interest expense	704,968	643,263
Amortization of debt discount	5,198,003	4,427,086
Bad debt expense	(2,536)	514
Accrued litigation settlement	—	(339,481)
Warrant expense	—	345,774
Impairment of inventory	—	363,377
Write off Enerplex Patents	467,005	—
Warranty reserve	(28,589)	(118,754)
Change in fair value of derivatives and loss on extinguishment of liabilities, net	2,127,831	(1,877,629)
Induced conversion expense	—	635,514
Changes in operating assets and liabilities:
Accounts receivable	(155,966)	569,632
Inventories	377,063	1,168,585
Prepaid expenses and other current assets	383,475	389,910
Accounts payable	994,418	(592,403)
Related party payable	67,913	(12,076)
Accrued expenses	1,083,727	11,502
Accrued interest	377,846	160,814
Net cash used in operating activities	(4,015,846)	(12,597,929)
Investing Activities:
Purchase of property, plant and equipment	—	(6,402)
Proceeds from sale of assets	14,000	150,000
Patent activity costs	(16,447)	(62,652)
Net cash provided by (used in) investing activities	(2,447)	80,946
Financing Activities:
Proceeds from debt	4,103,500	5,542,500
Repayment of debt	(145,666)	(2,056,845)
Payment of debt financing costs	(11,000)	(20,000)
Proceeds from issuance of stock and warrants	—	9,010,000
Net cash provided by financing activities	3,946,834	12,475,655
Net change in cash and cash equivalents	(71,459)	(41,328)
Cash and cash equivalents at beginning of period	89,618	130,946
Cash and cash equivalents at end of period	$18,159	$89,618

Supplemental Cash Flow Information:
Cash paid for interest	$237,681	$1,221,843
Cash paid for income taxes	$—	$—
Non-Cash Transactions:
Non-cash conversions of preferred stock and convertible notes to equity	$6,216,842	$11,835,962
Non-cash conversions of preferred stock to notes payable	$—	$1,075,000
Make-whole provision on convertible preferred stock	$—	$257,152
Non-cash financing costs	$45,000	$2,500
Debt converted to accounts payable	$—	$55,067
Accounts payable converted to notes payable	$308,041	$1,587,760
Accounts payable forgiven related to sale of EnerPlex	$—	$1,031,726
Interest converted to principal	$140,518	$431,195
Common shares issued for commitment fee	$—	$63,750
Initial embedded derivative liabilities	$3,873,697	$5,878,345
Promissory notes converted to convertible notes	$475,000	$—

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

NOTE 2. BASIS OF PRESENTATION
The accompanying consolidated financial statements have been derived from the accounting records of Ascent Solar Technologies, Inc., Ascent Solar (Asia) Pte. Ltd., and Ascent Solar (Shenzhen) Co., Ltd. (collectively, "the Company") as of December 31, 2018 and December 31, 2017, and the results of operations for the years ended December 31, 2018 and 2017. Ascent Solar (Shenzhen) Co., Ltd. is wholly owned by Ascent Solar (Asia) Pte. Ltd., which is wholly owned by Ascent Solar Technologies, Inc. All significant inter-company balances and transactions have been eliminated in the accompanying consolidated financial statements.

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

Foreign Currencies: Bank account balances held in foreign currencies are translated to U.S. dollars utilizing the period end exchange rate. Gains or losses incurred in connection with the Company’s accounts held in foreign currency were not material for the years ended December 31, 2018 and 2017 and were recorded in “Other Income/(Expense)” in the Consolidated Statements of Operations.

Receivables and Allowance for Doubtful Accounts: Trade accounts receivable are recorded at the invoiced amount as the result of transactions with customers. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company estimates the collectability of accounts receivable using analysis of historical bad debts, customer credit-worthiness and current economic trends. Reserves are established on an account-by-account basis. Account balances are written off against the allowance in the period in which the Company determines that is it probable that the receivable will not be recovered. As of December 31, 2018 and 2017, the Company had an allowance for doubtful accounts of $45,664 and $48,201, respectively.

Inventories: All inventories are stated at the lower of cost or net realizable value, with cost determined using the weighted average method. Inventory balances are frequently evaluated to ensure they do not exceed net realizable value. The computation for net realizable value takes into account many factors, including expected demand, product life cycle and development plans, module efficiency, quality issues, obsolescence and others. Management's judgment is required to determine reserves for obsolete or excess inventory. As of December 31, 2018 and 2017, the Company had inventory reserve balances of $745,927 and $562,140, respectively. In response to management's estimate of current market conditions, the Company has reserved all of its work-in-process and finished goods inventory as of December 31, 2018. If actual demand and market conditions are less favorable than those estimated by management, additional inventory write downs may be required.

Due to the sale of the EnerPlex brand and the re-purposing of our work-in-process inventory, we are unable to estimate the recoverability of all of our work-in process inventory values, resulting in a lower-cost-to-market analysis and reserve for impairment. An expense of $363,377 was recorded to inventory impairment costs for the year ended December 31, 2017. There were no lower of cost or market adjustments during the year ended December 31, 2018.

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

Patents: At such time as the Company is awarded patents, patent costs are amortized on a straight-line basis over the legal life on the patents, or over their estimated useful lives, whichever is shorter. During the year ended December 31, 2018, the Company wrote down the remaining international EnerPlex IP, which was not part of the 2017 sale of the EnerPlex IP. This write down consisted of $692,032 in capitalized patent costs, reduced by $225,027 in accumulated amortization, resulting in an expense of $467,005. As of December 31, 2018 and 2017, the Company had $862,429 and $1,470,796 of net patent costs, respectively. Of these amounts $207,308 and $640,167 represents costs net of amortization incurred for awarded patents, and the remaining $655,121 and $830,629 represents costs incurred for patent applications to be filed as of December 31, 2018 and 2017, respectively. During the years ended December 31, 2018 and 2017, the Company capitalized $16,447 and $62,652 in patent costs, respectively, as it worked to secure design rights and trademarks for newly developed products. Amortization expense was $158,488 and $150,928 for the years ended December 31, 2018 and 2017, respectively.

ASCENT SOLAR TECHNOLOGIES, INC.

As of December 31, 2018, future amortization of patents is expected as follows:

2019	$57,649
2020	$45,920
2021	$37,429
2022	$33,924
2023	$25,154
Thereafter	$7,232
$207,308

Impairment of Long-lived Assets: The Company analyzes its long-lived assets (property, plant and equipment) and definitive-lived intangible assets (patents) for impairment, both individually and as a group, whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Events that might cause impairment would include significant current period operating or cash flow losses associated with the use of a long-lived asset or group of assets combined with a history of such losses, significant changes in the manner of use of assets and significant negative industry or economic trends. An undiscounted cash flow analysis is calculated to determine if impairment exists. If impairment is determined to exist, any related loss is calculated using the difference between the fair value and the carrying value of the assets. During the years ended December 31, 2018 and 2017, the Company did not incur impairments of its manufacturing facilities and equipment.

Interest Capitalization: Historically the Company has capitalized interest cost as part of the cost of acquiring or constructing certain assets during the period of time required to get the asset ready for its intended use. The Company capitalized interest to the extent that expenditures to acquire or construct an asset have occurred and interest cost has been incurred.

Convertible Notes: The Company issues, from time to time, convertible notes. Refer to Notes 10 and 12 for further information.

Convertible Preferred Stock: The Company evaluates its preferred stock instruments under FASB ASC 480, "Distinguishing Liabilities from Equity" to determine the classification, and thereby the accounting treatment, of the instruments. Refer to Notes 13 and 14 for further discussion on the classification of each instrument.

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

The following table is a summary of the derivative liability activity for the years ended December 31, 2018:

Derivative Liability Balance as of December 31, 2017	$6,406,833
Additional derivative liability on new notes	3,873,697
Derivative liability extinguished	(27,686)
Change in fair value of derivative liability	(138,392)
Derivative Liability Balance as of December 31, 2018	$10,114,452

Refer to Notes 10 and 12 for further discussion on the embedded derivatives of each instrument.

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

ASCENT SOLAR TECHNOLOGIES, INC.

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

Revenue Recognition:

Product revenue. We recognize revenue for module and other equipment sales at a point in time following the transfer of control of such products to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts. For module and other equipment sales contracts that contain multiple performance obligations, we allocate the transaction price to each performance obligation identified in the contract based on relative standalone selling prices, or estimates of such prices, and recognize the related revenue as control of each individual product is transferred to the customer, in satisfaction of the corresponding performance obligations.

During the years ended December 31, 2018 and 2017, the company recognized product revenue of $813,512 and $642,179, respectively.

Government contracts revenue. Revenue from government research and development contracts is generated under terms that are cost plus fee or firm fixed price. We generally recognize this revenue over time using cost based input methods, which recognize revenue and gross profit as work is performed based on the relationship between actual costs incurred compared to the total estimated costs of the contract. In applying cost based input methods of revenue recognition, we use the actual costs incurred relative to the total estimated costs to determine our progress towards contract completion and to calculate the corresponding amount of revenue to recognize.

Cost based input methods of revenue recognition are considered a faithful depiction of our efforts to satisfy long-term government research and development contracts and therefore reflect the performance obligations under such contracts. Costs incurred that do not contribute to satisfying our performance obligations are excluded from our input methods of revenue recognition as the amounts are not reflective of our transferring control under the contract. Costs incurred towards contract completion may include direct costs plus allowable indirect costs and an allocable portion of the fixed fee. If actual and estimated costs to complete a contract indicate a loss, provision is made currently for the loss anticipated on the contract.

During the year ended December 31, 2018, the company recognized government contract revenue of $48,900. No government contract revenue was recognized for the year ended December 31, 2017.

Shipping and Handling Costs: The Company classifies shipping and handling costs for products shipped to customers as a component of “Cost of revenues” on the Company’s Consolidated Statements of Operations. Customer payments of shipping and handling costs are recorded as a component of Revenues.

Research, Development and Manufacturing Operations Costs: Research, development and manufacturing operations expenses were $2,794,641 and $4,820,536 for the years ended December 31, 2018 and 2017, respectively.  Research, development and manufacturing operations expenses include: 1) technology development costs, which include expenses incurred in researching new technology, improving existing technology and performing federal government research and development contracts, 2) product development costs, which include expenses incurred in developing new products and lowering product design costs, and 3) pre-production and production costs, which include engineering efforts to improve production processes, material yields and equipment utilization, and manufacturing efforts to produce saleable product. Research, development and manufacturing operations costs are expensed as incurred, with the exception of costs related to inventoried raw materials, work-in-process and finished goods, which are expensed as Cost of revenue as products are sold.

Marketing and Advertising Costs: The Company advertises in print, television, online and through social media.  The Company will also authorize customers to run advertising campaigns on its behalf through various media outlets. Marketing and advertising costs are expensed as incurred. Marketing and advertising expenses were $23,560 and $189,382 for the years ended December 31, 2018 and 2017, respectively.

ASCENT SOLAR TECHNOLOGIES, INC.

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

Net Loss per Common Share: Basic loss per share does not include dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share reflect the potential securities that could share in the earnings of the Company, similar to fully diluted earnings per share. Common stock equivalents outstanding as of December 31, 2018 and 2017 of approximately 834 million and 3 million shares, respectively, have been omitted from loss per share because they are anti-dilutive. Common stock equivalents consist of stock options, preferred stock, preferred stock make-whole dividend liability amounts (assuming the make-whole dividend liability is paid in common stock in lieu of cash), and convertible notes (assuming the amortization payments are paid in common stock in lieu of cash). Net loss per common share was the same for both basic and diluted methods for the periods ended December 31, 2018 and 2017.

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

ASCENT SOLAR TECHNOLOGIES, INC.

Certain long-lived assets and current liabilities have been measured at fair value on a recurring and non-recurring basis. See Note 6. Property, Plant and Equipment, Note 10. Secured Promissory Notes and Note 12. Convertible Notes. The carrying amount of our long term debt outstanding approximates fair value because our current borrowing rate does not materially differ from market rates for similar bank borrowings. The carrying value for cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and other assets and liabilities approximate their fair values due to their short maturities.

Related Party Transactions: One of the Company's named shareholders is Tertius Financial Group Pte Ltd, of which Mr. Victor Lee, President and Chief Executive Officer of the Company, is Managing Director and 50% shareholder. Accounting for transactions under these agreements is consistent with those defined in our Significant Accounting Policies. See Note 19 for further information.

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

ASCENT SOLAR TECHNOLOGIES, INC.

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

Other new pronouncements issued but not effective as of December 31, 2018 are not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 4. LIQUIDITY, CONTINUED OPERATIONS, AND GOING CONCERN

During the years ended December 31, 2018 and 2017, the Company entered into multiple financing agreements to fund operations. Further discussion of these transactions can be found in Notes 8, 9, 10, 11, 12, and 14.

The Company has continued limited PV production at its manufacturing facility. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented its product strategy. During the year ended December 31, 2018 the Company used $4,015,846 in cash for operations. The Company's primary significant long term cash obligation consists of a note payable of $5,378,062 to a financial institution secured by a mortgage on its headquarters and manufacturing building in Thornton, Colorado. Total payments of approximately $693,611, including principal and interest, will come due in the remainder of 2019.

Additional projected product revenues are not anticipated to result in a positive cash flow position for the year 2019 overall and, as of December 31, 2018, the Company has negative working capital. As such, cash liquidity sufficient for the year ending December 31, 2019 will require additional financing.

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

NOTE 5. TRADE RECEIVABLES

Trade receivables, net consist of amounts generated from product sales and government contracts. Accounts receivable totaled $165,160 and $6,658 as of December 31, 2018 and 2017, respectively.

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

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

The following table summarizes property, plant and equipment as of December 31, 2018 and December 31, 2017:

	As of December 31,
	2017	2017
Building	$5,828,960	$5,828,960
Furniture, fixtures, computer hardware and computer software	489,421	489,421
Manufacturing machinery and equipment	30,302,806	30,327,481
Depreciable property, plant and equipment	36,621,187	36,645,862
Less: Accumulated depreciation and amortization	(32,207,829)	(32,013,686)
Net property, plant and equipment	$4,413,358	$4,632,176

The Company analyzes its long-lived assets for impairment, both individually and as a group, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

Depreciation expense for the years ended December 31, 2018 and 2017 was $218,818 and $1,030,237, respectively. Depreciation expense is recorded under “Depreciation and amortization expense” in the Consolidated Statements of Operations.

NOTE 7. INVENTORIES
Inventories consisted of the following at December 31, 2018 and December 31, 2017:

	As of December 31,
	2018	2017
Raw materials	$660,791	$688,904
Work in process	—	11,878
Finished goods	—	337,072
Total	$660,791	$1,037,854

NOTE 8. NOTES PAYABLE

On February 24, 2017, the Company entered into an agreement with a vendor to convert the balance of their account into three notes payable in the aggregate amount of $765,784. The notes bear interest of 6% per annum and matured on February 24, 2018; all outstanding principal and accrued interest is due and payable upon maturity. On June 5, 2018, the Company entered into another agreement with the same vendor to convert the balance of their account into a fourth note payable with a principal amount of $308,041, this note also bears interest at a rate of 6% per annum, and matured on July 31, 2018. As of December 31, 2018, the Company had not made any payments on these notes; the total outstanding principal and accrued interest were $1,073,825 and $96,881, respectively, and the note is due upon demand.

On March 23, 2017, the Company entered into an agreement with a vendor to convert the balance of their account into a note payable in the amount of $356,742. The note bears interest of 5% per annum and matured on March 31, 2018; all outstanding principal and accrued interest is due and payable upon maturity. As of December 31, 2018, the note had been redeemed in stock; on July 25, 2018, the vendor, elected to redeem the note principal balance of $356,742, along with $23,897 in accrued interest, for 2,138,421 shares of common stock. The conversion rate was based on the average of the prior five trading days' closing price.

On June 30, 2017, the Company entered into an agreement with a vendor to convert the balance of their account into a note payable in the amount of $250,000. The note bears interest of 5% per annum and matured on February 28, 2018. As of December 31, 2018, the Company had not made any payments on this note, the accrued interest was $18,801, and the note is due upon demand.

On September 30, 2017, the Company entered into a settlement agreement with a customer to convert the credit balance of their account into a note payable in the amount of $215,234. The note bears interest of 5% per annum and matured on September 30, 2018. The Company has not made the monthly payments of $18,426 that were to commence on October 30, 2017; as of December 31, 2018, the company had paid principal of $22,529 and interest of $897. The remaining principal and interest balances, as of December 31, 2018, were $192,705 and $11,684, respectively.

ASCENT SOLAR TECHNOLOGIES, INC.

NOTE 9. DEBT

On February 8, 2008, the Company acquired a manufacturing and office facility in Thornton, Colorado, for approximately $5.5 million. The purchase was financed by a promissory note, deed of trust and construction loan agreement (the “Construction Loan”) with the Colorado Housing and Finance Authority (“CHFA”), which provided the Company borrowing availability of up to $7.5 million for the building and building improvements. In 2009, the Construction Loan was converted to a permanent loan pursuant to a Loan Modification Agreement between the Company and CHFA (the “Permanent Loan”). The Permanent Loan, collateralized by the building, has an interest rate of 6.6% and the principal will be amortized through its term to February 2028. Further, pursuant to certain negative covenants in the Permanent Loan, the Company may not, among other things, without CHFA’s prior written consent (which by the terms of the deed of trust is subject to a reasonableness requirement): create or incur additional indebtedness (other than obligations created or incurred in the ordinary course of business); merge or consolidate with any other entity; or make loans or advances to the Company’s officers, shareholders, directors or employees.

On November 1, 2016, the Company and the CHFA agreed to modify the original agreement described above with the addition of a forbearance period. Per the modification agreement, no payments of principal and interest shall be due under the note during the forbearance period commencing on November 1, 2016 and continuing through April 1, 2017. The amount of interest that should have been paid by the Company during the forbearance period in the total amount of $180,043 shall be added to the outstanding principal balance of the note. As a result, on May 1, 2017, the principal balance of the note was $5,704,932. Commencing on May 1, 2017, the monthly payments of principal and interest due under the note resumed at $57,801, and the Company shall continue to make such monthly payments over the remaining term of the note ending in February 2028.

On August 24, 2018, the Company and the CHFA agreed to modify the original agreement with an additional forbearance period. Per the modification agreement, no payments of principal shall be due under the note during the forbearance period commencing on June 1, 2018 and continuing through November 30, 2018. For each month of forbearance, partial interest of $15,000 per month must be paid, and the remaining unpaid interest of the forbearance period of $84,187 will be added to the outstanding principal balance of the note. As a result, on December 1, 2018, the principal balance of the note will be $5,434,042 and monthly payments of principal and interest of $57,801 will resume, continuing through the remaining term of the note ending in February 2028.
The outstanding principal balance of the Permanent Loan was $5,378,062 and $5,461,819 as of December 31, 2018 and December 31, 2017, respectively.

As of December 31, 2018, remaining future principal payments on long-term debt are due as follows:

2019	$349,093
2020	$372,843
2021	$398,209
2022	$425,301
2023	$454,235
Thereafter	$3,378,381
$5,378,062

ASCENT SOLAR TECHNOLOGIES, INC.

NOTE 10. SECURED PROMISSORY NOTE

The following table provides a summary of the activity of the Company's secured notes:

	Global Ichiban	St. George	Total
Secured Notes Principal Balance at December 31, 2017	$4,557,227	$—	$4,557,227
New notes	1,935,000	1,315,000	3,250,000
Note conversions	(1,426,000)	—	(1,426,000)
Interest redocumented as principal	140,518	—	140,518
Note assignments	(250,000)	—	(250,000)
Secured Notes Principal Balance at December 31, 2018	4,956,745	1,315,000	6,271,745
Less: remaining discount	(2,012,698)	(811,667)	(2,824,365)
Secured Notes, net of discount, at December 31, 2018	$2,944,047	$503,333	$3,447,380

Global Ichiban Secured Promissory Notes

On November 30, 2017, the Company, entered into a note purchase and exchange agreement with Global Ichiban Ltd. ("Global"), for the private placement of up to $2,000,000 of the Company’s secured convertible promissory notes in exchange for $2,000,000 of gross proceeds in several tranches through June 2018, The closing of each tranche is conditioned upon the Company having an average daily trading volume for its Common Stock of at least $50,000 for the 20 trading day period preceding such future tranche closing dates.

Pursuant to the terms of the note purchase and exchange agreement, the Company and Global also agreed to exchange certain outstanding securities held by the Global for additional notes. As of November 30, 2017, Global surrendered for cancellation (i) its outstanding promissory note dated September 13, 2017 ($3,359,539 principal and accrued interest), (ii) its outstanding promissory note dated October 31, 2017 ($252,466 principal and accrued interest), and (iii) its 400 shares of outstanding Series J Preferred Stock ( $445,222 of capital and accrued dividends). In exchange, the Company issued to Global $4,057,227 aggregate principal amount of additional Notes.

All principal and accrued interest on the notes are redeemable at any time, in whole or in part, at the option of Global. The redemption amount may be paid in cash or converted into shares of common stock at a variable conversion price equal to the lowest of (i) 85% of the average VWAP for the shares over the prior 5 trading days, (ii) the closing bid price for the shares on the prior trading day, or (iii) $2.00 per share, at the option of the Company.

The notes may not be converted, and shares of common stock may not be issued pursuant to the notes, if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 9.99% of the outstanding shares of common stock.

Of the notes issued on November 30, 2017, $3,359,539 aggregate principal amount will mature on December 15, 2020. Principal and interest was originally to be payable in 36 equal monthly installments of $111,585 beginning January 15, 2018. During the year ended December 31, 2018, principal of $(1,426,000) was converted into 3,486,276 shares of common stock, and $140,518 of interest was converted to principal. The remaining note is payable in 30 equal monthly installments of $80,360 beginning July 15, 2018. The Company has not made the payments as outlined in the agreement, this note is due upon demand.

The following table summarizes the conversion activity of this note:

Conversion Period	Principal Converted	Interest Converted	Common Shares Issued
Q1 2018	$1,250,000	$—	2,450,981
Q2 2018	$176,000	$—	1,035,295
	$1,426,000	$—	3,486,276

ASCENT SOLAR TECHNOLOGIES, INC.

Of the notes issued on November 30, 2017, $697,688 aggregate principal amount matured on November 30, 2018. Principal and interest on these notes are due upon demand.

The $2,000,000 aggregate principal amount of notes, issued in eight tranches, will mature on the first anniversary of the respective issuance date. Principal and interest will be payable upon maturity; for the maturity dates that have passed, the note is due upon demand. As of December 31, 2018, the closing dates, closing amounts, and maturity dates on completed note tranches are as follows:

Closing Date	Closing Amount	Maturity Date
11/30/2017	$250,000	11/30/2018
12/28/2017	$250,000	12/28/2018
1/11/2018	$250,000	1/11/2019
1/25/2018	$250,000	1/25/2019
2/8/2018	$250,000	2/8/2019
2/21/2018	$250,000	2/21/2019
3/7/2018	$250,000	3/7/2019
3/21/2018	$250,000	3/21/2019

On July 6, 2018, the Company issued an additional, promissory note to Global, pursuant to the note purchase and exchange agreement dated November 30, 2017. In accordance with the agreement, the Company issued a note with a principal balance of $135,000 in exchange for gross proceeds of $120,000. This note matures on July 6, 2019. Principal and interest on this note are payable at maturity. The original issue discount of $15,000 will be allocated to interest expense, ratably, over the life of the note. This note is not redeemable in stock.

On October 2, 2018, the Company issued an additional promissory note to Global, pursuant to the note purchase and exchange agreement dated November 30, 2017. In accordance with the agreement, the Company issued a note with a principal balance of $150,000 in exchange for gross proceeds of $125,000. This note matures on October 2, 2019. Principal and interest on this note are payable at maturity. The original issue discount of $25,000 will be allocated to interest expense, ratably, over the life of the note. This note is redeemable in stock, at the discretion of the Company, under the same conversion terms described above.

On October 18, 2018, Global sold one of its notes to another investor. As a result of this sale, $250,000 in principal and $26,466 of accrued interest were assigned to the new investor and is no longer considered secured debt. Please refer to Note 12 for further discussion of this assignment. This note is redeemable in stock, at the discretion of the Company, under the same conversion terms described above.

On October 22, 2018, the Company issued an additional promissory note to Global, pursuant to the note purchase and exchange agreement dated November 30, 2017. In accordance with the agreement, the Company issued a note with a principal balance of $150,000 in exchange for gross proceeds of $125,000. This note matures on October 22, 2019. Principal and interest on this note are payable at maturity. The original issue discount of $25,000 will be allocated to interest expense, ratably, over the life of the note.

All the notes issued in accordance with the note purchase and exchange agreement dated November 30, 2017 are secured by a security interest on substantially all of the Company’s assets, bear interest at a rate of 12% per annum and contain standard and customary events of default including but not limited to: (i) failure to make payments when due under the notes, and (ii) bankruptcy or insolvency of the Company. There are no registration rights applicable to the notes.

As of December 31, 2018, the aggregate principal and interest balance of the Notes were $4,956,745 and $455,356, respectively.

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

The following table summarizes the derivative liability transactions for these notes:

Derivative Liability Balance as of December 31, 2017	$4,897,178
Additional derivative liability on new notes	1,446,156
Derivative Liability assigned to another investor	(119,039)
Change in fair value of derivative liability	(2,690,434)
Derivative Liability Balance as of December 31, 2018	$3,533,861

Due to the varying terms and varying issue dates, the tranches of this instrument were broken into five separate instruments for valuation purposes.

1)	The first valuation was done on the November 30, 2017 note with term of three years. The derivative value of this note was $3,742,002 as of December 31, 2017.

2)	The second valuation was done on the group of notes dated November 30, 2017, that had a term of one year. The derivative value of this group of notes was $888,168 as of December 31, 2017.

3)	The third valuation was done on the note dated December 28, 2017, which had a term of one year. The derivative value of this note was $267,008 on December 31, 2017.

4)
For the notes dated in the first quarter of 2018, we did a fourth valuation. Although the notes were entered into at various dates, we used a weighted average issuance date of February 15, 2018 for a combined valuation purpose. Management's analysis, using the following assumptions: annual volatility of 54% present value discount rate of 12% and a dividend yield of 0%, resulted in a fair value of the embedded derivative associated with these Notes of $1,151,162 as of February 15, 2018. The value of the embedded derivative associated with these Notes was recorded as a debt discount and will be charged to interest expense, ratably, over the life of the notes.

5)
For the notes dated in the fourth quarter of 2018, we did a fifth valuation. Although the notes were entered into at various dates, we used a weighted average issuance date of October 12, 2018 for a combined valuation purpose. Management's analysis, using the following assumptions: annual volatility of 60% present value discount rate of 12% and a dividend yield of 0%, resulted in a fair value of the embedded derivative associated with these Notes of $294,994 as of October 12, 2018. The fair value of the derivative was greater than the face value at issuance and the difference of $44,994 was charged to interest expense at issuance. The remaining debt discount of $250,000 will be charged to interest expense ratably over the life of the notes.

The derivative liability associated with the notes is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At December 31, 2018, the Company conducted a fair value assessment of the embedded derivative associated with the three valuation groups discussed above.

1)
For the November 30, 2017 3yr note: Management conducted a fair value assessment with the following assumptions: annual volatility of 65% present value discount rate of 12% and a dividend yield of 0% as of December 31, 2018. As a result of the fair value assessment, the Company recorded a net gain of $1,977,934 as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect the fair value of the embedded derivative of $1,764,068 as of December 31, 2018.

ASCENT SOLAR TECHNOLOGIES, INC.

2)
For the November 30, 2017 1yr notes: Management conducted a fair value assessment with the following assumptions: annual volatility of 56% present value discount rate of 12% and a dividend yield of 0% as of December 31, 2018. As a result of the fair value assessment, the Company recorded a net gain of $350,164 as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect the fair value of the embedded derivative of $418,965 as of December 31, 2018.

In addition to the fair value assessment, $119,039 of the pre-adjusted derivative liability was assigned to the other investor described above. Please refer to Note 22 for further information.

3)
For the December 28, 2017 1yr note: Management conducted a fair value assessment with the following assumptions: annual volatility of 56% present value discount rate of 12% and a dividend yield of 0% as of December 31, 2018. As a result of the fair value assessment, the Company recorded a net gain of $116,882 as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect the fair value of the embedded derivative of $150,126 as of December 31, 2018.

4)
For the first quarter 2018 1yr notes: Management conducted a fair value assessment with the following assumptions: annual volatility of 56% present value discount rate of 12% and a dividend yield of 0% as of December 31, 2018. As a result of the fair value assessment, the Company recorded a net gain of $250,405 as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect the fair value of the embedded derivative of $900,757 as of December 31, 2018.

5)
For the fourth quarter 2018 1yr notes: Management conducted a fair value assessment with the following assumptions: annual volatility of 71% present value discount rate of 12% and a dividend yield of 0% as of December 31, 2018. As a result of the fair value assessment, the Company recorded a net loss of $4,951 as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect the fair value of the embedded derivative of $299,945 as of December 31, 2018.

The total cumulative net gain for the year ended December 31, 2018 was $2,690,434 to reflect a total derivative liability of $3,533,861 as of December 31, 2018.

Subsequent to the date of this report, the Company conducted additional transactions under this security agreement. Please refer to Note 21 for more information.

St. George Secured Convertible Notes

On May 8, 2018, the Company, entered into a note purchase agreement with St. George Investments LLC ("St. George"), for the private placement of a $575,000 secured convertible promissory note. The Company received $500,000 in aggregate proceeds for the note in two tranches and recorded and original issue discount of $50,000 and debt financing costs of $25,000. The original issue discount and the financing costs will be recognized as interest expense, ratably, over the life of the note. The note bears interest at a rate of 10% per annum and matures on May 9, 2019. All unredeemed principal and accrued interest is payable upon maturity. The note contains standard and customary events of default including but not limited to: (i) failure to make payments when due under the note, and (ii) bankruptcy or insolvency of the Company. In the event of default the interest rate increases to 22% per annum. The note is secured by a junior security interest on the Company's headquarters building, located in Thornton, Colorado. There are no registration rights applicable to this agreement.

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

ASCENT SOLAR TECHNOLOGIES, INC.

On November 5, 2018, the Company entered into a second securities purchase agreement with St. George, for the private placement of a $1,220,000 secured convertible promissory note ("Company Note"). On November 7, 2018, the Company received $200,000 of gross proceeds from the offering of the Company Note. In addition, the Company received additional consideration for the Company Note in the form of eight separate promissory notes of St. George (the “Investor Notes”) having an aggregate principal amount of $800,000. The Company may receive additional cash proceeds of up to an aggregate of $800,000 through cash payments made from time to time by St George of principal and interest under the eight Investor Notes. The aggregate principal amount of the Company Note is divided into nine tranches, which tranches correspond to (i) the cash funding received on November 5, 2018 and (ii) the principal amounts of the eight Investor Notes. As of December 31, 2018, the Company had received an additional $400,000 in proceeds and had recorded $740,000 in principal related to the Company and Investor Notes. The Company recorded and original issue discounts of $80,000 and debt financing costs of $20,000, which will be recognized as interest expense, ratably, over the life of the note. As of December 31, 2018, the closing dates, closing amounts, and proceeds on completed Note tranches are as follows:

Closing Date	Closing Amount	Proceeds
11/7/2018	$260,000	200,000
11/19/2018	$120,000	100,000
11/30/2018	$120,000	100,000
12/7/2018	$120,000	100,000
12/17/2018	$120,000	100,000

The Notes bear interest at a rate of 10% per annum and matures on November 5, 2019. All unredeemed principal and accrued interest is payable upon maturity. The Notes contain standard and customary events of default including but not limited to: (i) failure to make payments when due under the note, and (ii) bankruptcy or insolvency of the Company. In the event of default the interest rate increases to 22% per annum. The Notes are secured by a security interest on the Company's headquarters building, located in Thornton, Colorado. There are no registration rights applicable to this agreement.

Beginning in early May 2019, St. George shall have the option to redeem all or a portion of the amounts outstanding under the Company Note. At St. George's option, redemption amounts are payable by the Company in cash or in the form of shares of the common stock. Conversions into common stock shall be calculated using a variable conversion price equal to 60% of the average of the two lowest closing bid price for the shares over the prior ten day trading period immediately preceding the conversion.

Shares of common stock may not be issued pursuant to the note if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 9.99% of the outstanding shares of common stock.

As of December 31, 2018, the aggregate principal and interest balance of the Notes were $1,315,000 and $45,121, respectively.

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

The following table summarizes the derivative liability transactions for these notes:

Derivative Liability Balance as of December 31, 2017	$—
Additional derivative liability on new notes	1,664,553
Change in fair value of derivative liability	1,628,139
Derivative Liability Balance as of December 31, 2018	$3,292,692

Due to the varying terms and varying issue dates, the tranches of this instrument were broken into two separate instruments for valuation purposes.

ASCENT SOLAR TECHNOLOGIES, INC.

1)
For the May 2018 note, the Company conducted an initial valuation. Management's analysis, using the following assumptions: annual volatility of 50% present value discount rate of 12% and a dividend yield of 0%, resulted in a fair value of the embedded derivative associated with these Notes of $862,439 as of May 8, 2018. The fair value of the derivative was greater than the face value at issuance and the difference of $337,439 was charged to interest expense at issuance. The remaining debt discount of $525,000 will be charged to interest expense ratably over the life of the note.

2)
For the Company and Investor Notes, the Company conducted an initial valuation. Although the notes were entered into at various dates, we used a weighted average issuance date of November 26, 2018 for a combined valuation purpose. Management's analysis, using the following assumptions: annual volatility of 62% present value discount rate of 12% and a dividend yield of 0%, resulted in a fair value of the embedded derivative associated with these Notes of $802,114 as of November 26, 2018. The fair value of the derivative was greater than the face value at issuance and the difference of $182,114 was charged to interest expense at issuance. The remaining debt discount of $620,000 will be charged to interest expense ratably over the life of the note.

The derivative liability associated with the notes is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At December 31, 2018, the Company conducted a fair value assessment of the embedded derivative associated with the two valuation groups discussed above.

1)
For the May 2018 note: Management conducted a fair value assessment with the following assumptions: annual volatility of 85% present value discount rate of 12% and a dividend yield of 0% as of December 31, 2018. As a result of the fair value assessment, the Company recorded a loss of $706,291 as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect the fair value of the embedded derivative of $1,568,730 as of December 31, 2018.

2)
For the Company and Investor Notes: Management conducted a fair value assessment with the following assumptions: annual volatility of 66% present value discount rate of 12% and a dividend yield of 0% as of December 31, 2018. As a result of the fair value assessment, the Company recorded a loss of $921,848 as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect the fair value of the embedded derivative of $1,723,962 as of December 31, 2018.

The total cumulative net loss for the year ended December 31, 2018 was $1,628,139 to reflect a total derivative liability of $3,292,692 as of December 31, 2018.

Subsequent to the date of this report, the Company conducted additional secured transactions with St. George. Please refer to Note 21 for more information.

NOTE 11. PROMISSORY NOTES

The following table provides a summary of the activity of the Company's non-convertible, unsecured, promissory notes:

	Investor 1	Investor 2	Investor 3	Total
Promissory Notes Principal Balance at December 31, 2017	$494,437	$275,000	$200,000	$969,437
New notes	—	—	850,000	850,000
Notes redocumented	—	(275,000)	(200,000)	(475,000)
Promissory Notes Principal Balance at December 31, 2018	494,437	—	850,000	1,344,437
Less: remaining discount	—	—	(104,583)	(104,583)
Promissory Notes, net of discount, at December 31, 2018	$494,437	$—	$745,417	$1,239,854

ASCENT SOLAR TECHNOLOGIES, INC.

Offering of Unsecured, Non-Convertible Notes to Investor 1

During October 2016, the Company received $420,000 from a private investor "Investor 1". These funds, along with $250,000 of additional funding, were rolled into a promissory note, executed on January 17, 2017, in the amount of $700,000 issued with a discount of $30,000 which was charged to interest expense ratably over the term of the note. The note bears interest at 12% per annum and matures on July 17, 2017. Principal and interest on this note were payable at maturity. This note is not convertible into equity shares of the Company and is unsecured.

On June 30, 2017, the Company and Investor 1 agreed to a 12 month payment plan on the balance of this promissory note. Interest will continue to accrue on this note at 12% per annum and payments of approximately $62,000 will be made monthly beginning in July 2017. The Company has not made all the payments according to this payment plan, and the note is payable upon demand.

As of December 31, 2018, $205,563 of principal and $45,414 of interest had been paid on this note. The outstanding principal and accrued interest balances on the note as of December 31, 2018 were $494,437 and $86,459, respectively.

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

On July 25, 2018, the Company, entered into a new securities exchange agreement with Investor 2. Pursuant to the terms of the Exchange Agreement, Investor 2 agreed to surrender and exchange the promissory note with a principal balance of $275,000 in exchange for a convertible note. See Note 12 for further discussion on the new convertible note.

Offering of Unsecured, Non-Convertible Notes to Investor 3

On January 31, 2018, the Company initiated a non-convertible, unsecured promissory note with another private investor ("Investor 3") for an aggregate principal amount of $200,000. The promissory note was issued with an original issue discount of $22,500, which was recorded as interest expense ratably over the term of the note, resulting in proceeds to the company of $177,500, which was received in December 2017. The note bears interest at 12% per annum and matures on December 29, 2018. All principal and interest is payable upon maturity.

On September 7, 2018, the Company, entered into a new securities exchange agreement with Investor 3. Pursuant to the terms of the Exchange Agreement, Investor 3 agreed to surrender and exchange promissory note with a principal balance of $200,000, plus accrued interest of $16,800, in exchange for a convertible note. See Note 12 for further discussion on the new convertible note.

On June 6, 2018, the Company initiated a second non-convertible, unsecured promissory note with Investor 3 for an aggregate principal amount of $315,000. The promissory note was issued with an original issue discount of $55,000, which will be recorded as interest expense ratably over the term of the note, resulting in proceeds to the company of $260,000, that was received in several tranches between February 2018 and April 2018. This note bears interest at 12% per annum and matures on June 6, 2019. All principal and interest is payable upon maturity. As of December 31, 2018, the remaining principal and interest on on this note were $315,000 and $27,090, respectively.

On July 24, 2018, the Company initiated a third non-convertible, unsecured promissory note with Investor 3 for an aggregate principal amount of $115,000. The promissory note was issued with an original issue discount of $27,500, which will be recorded as interest expense ratably over the term of the note, resulting in proceeds to the company of $87,500, which was received in several tranches between May 2018 and June 2018. This note bears interest at 12% per annum and matures on January 24, 2019. All principal and interest is payable upon maturity. As of December 31, 2018, the remaining principal and interest on on this note were $115,000 and $7,923, respectively.

ASCENT SOLAR TECHNOLOGIES, INC.

On September 10, 2018, the Company initiated a fourth non-convertible, unsecured promissory note with Investor 3 for an aggregate principal amount of $120,000. The promissory note was issued with an original issue discount of $20,000, which will be recorded as interest expense ratably over the term of the note, resulting in proceeds to the company of $100,000, which was received in several tranches between June 2018 and September 2018. This note bears interest at 12% per annum and matures on March 10, 2019. All principal and interest is payable upon maturity. As of December 31, 2018, the remaining principal and interest on on this note were $120,000 and $5,029, respectively.

On December 31, 2018, the Company initiated a fifth non-convertible, unsecured promissory note with Investor 3 for an aggregate principal amount of $300,000. The promissory note was issued with an original issue discount of $75,000, which will be recorded as interest expense ratably over the term of the note, resulting in proceeds to the company of $225,000, which was received in several tranches between September 2018 and December 2018. This note bears interest at 12% per annum and matures on June 30, 2019. All principal and interest is payable upon maturity. As of December 31, 2018, the remaining principal and interest on on this note were $300,000 and $4,954, respectively.

As of December 31, 2018, the aggregate outstanding principal and interest for Investor 3 was $850,000 and $44,996, respectively.

Subsequent to the date of this report, the Company conducted additional transactions with promissory notes. Please refer to Note 21 for more information.

NOTE 12. CONVERTIBLE NOTES

The following table provides a summary of the activity of the Company's unsecured, convertible, promissory notes:

	Oct 2016 Notes	St. George Note	BayBridge Notes	Bellridge Notes	Power Up Notes	EMA Note	Total
Promissory Notes Principal Balance at December 31, 2017	$330,000	$1,705,833	$565,000	$—	$—	$—	$2,600,833
New notes	—	—	—	150,000	225,000	75,000	450,000
Notes redocumented or assigned	—	—	270,000	550,000	—	—	820,000
Notes converted to common stock	—	(606,600)	(772,500)	(245,000)	—	—	(1,624,100)
Promissory Notes Principal Balance at December 31, 2018	330,000	1,099,233	62,500	455,000	225,000	75,000	2,246,733
Less: remaining discount	—	(96,177)	(62,100)	(123,360)	(110,621)	(1,753)	(394,011)
Promissory Notes, net of discount, at December 31, 2018	$330,000	$1,003,056	$400	$331,640	$114,379	$73,247	$1,852,722

October 2016 Convertible Notes

On October 5, 2016, the Company entered into a securities purchase agreement with a private investor for the private placement of $330,000 principal amount of convertible notes. At Closing, the Company sold and issued $330,000 principal amount of convertible notes in exchange for $330,000 of gross proceeds.

The convertible notes matured on December 31, 2017 and bear interest at a rate of 6% per annum, subject to increase to 24% per annum upon the occurrence and continuance of an event of default. Principal and accrued interest on the convertible notes is payable upon demand, the default interest rate has not been designated by the investor.

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

ASCENT SOLAR TECHNOLOGIES, INC.

Outstanding principal and accrued interest on the convertible notes were $330,000 and $44,935, respectively as of December 31, 2018.

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

The following table summarizes the derivative liability transactions for this note:

Derivative Liability Balance as of December 31, 2017	$572,643
Additional derivative liability on new notes	—
Change in fair value of derivative liability	303,838
Derivative Liability Balance as of December 31, 2018	$876,481

The derivative liability associated with the convertible notes is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At December 31, 2018, the Company conducted a fair value assessment of the embedded derivative associated with the convertible notes. As a result of the fair value assessment, the Company recorded a $303,838 loss as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations for the year ended December 31, 2018, to properly reflect the fair value of the embedded derivative of $876,481 as of December 31, 2018.

The fair value measurements rely primarily on company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with the convertible notes approximates management’s estimate of the fair value of the embedded derivative liability at December 31, 2018 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 63% present value discount rate of 12% and dividend yield of 0%.

St. George Convertible Note

On September 8, 2017, the Company entered into a securities purchase agreement with St. George Investments, LLC ("St. George") for the private placement of $1,725,000 principal amount of the Company’s original issue discount convertible notes.
On September 11, 2017, the Company sold and issued a $1,725,000 principal convertible note to St. George in exchange for $1,500,000 of gross proceeds, and paid $20,000 in financing costs. The original issue discount of $225,000, and the financing costs, will be charged to interest expense, ratably, over the life of the note.

Unless earlier converted or prepaid, the convertible notes will mature on March 11, 2019. The note does not bear interest in the absence of an event of default. The note is due upon demand and an interest rate has not been designated by St. George.

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

Redemption amounts are payable by the Company in cash. Beginning ten months after the issuance of the convertible note, cash redemption payments by the Company will be subject to a 15% redemption premium. The Company recorded an estimated cash premium of $172,500, at inception, which has been charged to interest, ratably, over the life of the note.

ASCENT SOLAR TECHNOLOGIES, INC.

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

On May 1, 2018, effective as of April 3, 2108, in lieu of making the December 2017 through March 2018 cash payments, the the Company agreed to amend the variable conversion price formula outlined in the securities purchase agreement. As amended, payments in the form of shares would be calculated using a variable conversion price equal to the lower of (i) 60% of the lowest VWAP for the shares during the prior five trading days or (ii) the closing bid price for the shares on the prior trading day.

All principal and accrued interest on the convertible note is convertible at any time, in whole or in part, at the option of St. George into shares of common stock at a fixed conversion price of $4.00 per share.

The convertible note contains standard and customary events of default including but not limited to: (i) failure to make payments when due under the Note; and (ii) bankruptcy or insolvency of the Company. Upon the occurrence of an event of default, the convertible note will begin to bear interest at the rate of 22% per annum. In addition, upon the occurrence of an event of default, St. George has the option to increase the outstanding balance of the convertible note by 25%. The default provisions have not been designated by St. George.

In connection with the closing under the securities purchase agreement, the Company issued 37,500 unregistered shares of common stock to St. George as an origination fee. The closing stock price on the date of close was $1.70 resulting in an interest expense of $63,750 being recorded as of the date of close.

The convertible note may not be converted, and shares of common stock may not be issued pursuant to the convertible note if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 4.99% of the outstanding shares of common stock.

As of December 31, 2018, cash payments of $191,667 had been made on the convertible note, and $606,600 had been converted into 15,849,657 shares of the Company's common stock. The remaining balance on the note was $926,733 as of December 31, 2018. The following table summarizes the conversion activity of this note:

Conversion Period	Principal Converted	Common Shares Issued
Q1 2018	$75,000	187,500
Q2 2018	$316,600	2,082,778
Q3 2018	$102,500	3,142,333
Q4 2018	$112,500	10,437,046
	$606,600	15,849,657

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

The following table summarizes the derivative liability transactions for this note:

Derivative Liability Balance as of December 31, 2017	$394,280
Additional derivative liability on new notes	—
Change in fair value of derivative liability	665,720
Derivative Liability Balance as of December 31, 2018	$1,060,000

ASCENT SOLAR TECHNOLOGIES, INC.

The derivative liability associated with the convertible note is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At December 31, 2018, the Company conducted a fair value assessment of the embedded derivative associated with the convertible note. As a result of the fair value assessment, the Company recorded a $665,720 net loss as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations for the year ended December 31, 2018, to properly reflect the fair value of the embedded derivative of $1,060,000 as of December 31, 2018.

The fair value measurements rely primarily on company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with the convertible note approximates management’s estimate of the fair value of the embedded derivative liability at December 31, 2018 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 52% present value discount rate of 12% and dividend yield of 0%.

BayBridge Convertible Note

On December 6, 2017, the Company entered into a securities exchange agreement (“Exchange Agreement 1”) with BayBridge Capital Fund LP ("BayBridge).

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

On September 7, 2018, as described in Note 11, the Company, entered into an additional securities exchange agreement (“Exchange Agreement 2”) with Baybridge.

Pursuant to the terms of Exchange Agreement 2, BayBridge agreed to surrender and exchanged an outstanding promissory note with a principal balance of $200,000, plus accrued interest of $16,800, for a convertible note with an aggregate principal amount of $270,000 and an original issue discount of $53,200 (“Exchange Note 2”).

Exchange Note 2 is unsecured, has no applicable registration rights, bears interest at a rate of 12% per annum, matures on September 7, 2019 and contains standard and customary events of default including but not limited to: (i) failure to make payments when due under the Exchange Note, and (ii) bankruptcy or insolvency of the Company. Principal and interest are payable upon maturity.

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

As of December 31, 2018, aggregate principal of $1,047,500 and interest of $35,538 had been converted into 20,888,892 shares of common stock and no cash payments of principal or interest had been made on these exchange notes. Exchange Note 1 had been converted in full. The principal and accrued interest balances on Exchange note 2, as of December 31, 2018 were $62,500 and $220, respectively. The following table summarizes the conversion activity of these notes:

ASCENT SOLAR TECHNOLOGIES, INC.

Conversion Period	Principal Converted	Interest Converted	Common Shares Issued
Q4 2017	$275,000	$—	404,412
Q1 2018	$105,000	$20,717	493,007
Q2 2018	$408,000	$6,090	2,435,823
Q3 2018	$52,000	$4,428	1,547,452
Q4 2018	$207,500	$4,303	16,008,198
	$1,047,500	$35,538	20,888,892

Pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion options in these notes were deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability.

The following table summarizes the derivative liability transactions for these notes:

Derivative Liability Balance as of December 31, 2017	$542,733
Additional derivative liability on new notes	276,179
Change in fair value of derivative liability	(677,380)
Liability extinguished	(27,686)
Derivative Liability Balance as of December 31, 2018	$113,846

At December 31, 2017, the derivative liability associated with Exchange Note 1 was $542,733. During the year ended December 31, 2018, the Company recorded a gain of $515,047 as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations. As of December 31, 2018, Exchange Note 1 had been fully converted and the remaining derivative liability of $27,686 was recorded as a gain to "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations.

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

The derivative liability associated with this note is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At December 31, 2018, the Company conducted a fair value assessment of the embedded derivative associated with the Exchange Note 2. As a result of the fair value assessment, the Company recorded a $162,333 gain as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations for the year ended December 31, 2018 to properly reflect the fair value of the embedded derivative of $113,846 as of December 31, 2018.

The fair value measurements rely primarily on company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with Exchange Note 2 approximates management’s estimate of the fair value of the embedded derivative liability at December 31, 2018 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 74%, present value discount rate of 12% and dividend yield of 0%.

ASCENT SOLAR TECHNOLOGIES, INC.

Bellridge Convertible Notes

On July 25, 2018, as described in Note 11, the Company, entered into a securities exchange agreement (the “Exchange Agreement”) with Bellridge Capital, LP ("Bellridge"). Pursuant to the terms of the Exchange Agreement, the investor agreed to surrender and exchange a promissory note with a principal balance of $275,000 and accrued interest of $20,071. In exchange, the Company issued to the investor an unsecured convertible note with an aggregate principal amount of $300,000 (the “Exchange Note”). The original issue discount of $4,929 was charged to interest expense upon issuance. The Exchange Note is not secured, bears interest at a rate of 12% per annum, and will mature on January 25, 2019; principal and interest on the Exchange Note are due upon maturity. The investor shall have the right, from and after the date of issuance of this note and then at any time until the note is fully paid, to convert any outstanding and unpaid principal into shares of the Company's common stock at a variable conversion price equal to the lesser of (i) a price equal to $0.20, or (ii) 80% of the lowest traded price for the shares over the prior ten trading days.

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

On October 18, 2018, as discussed in Note 10, Global assigned one of its notes to Bellridge. The note had an outstanding principal balance of $250,000 and an accrued interest balance of $26,466. The note matures on October 18, 2019, and all principal and interest is due upon maturity. The principal and accrued interest on the note are redeemable at any time, in whole or in part, at the option of Bellridge. The redemption amount may be paid in cash or converted into shares of common stock at a variable conversion price equal to the lowest of (i) 85% of the average VWAP for the shares over the prior five trading days, (ii) the closing bid price for the shares on the prior trading day, or (iii) $0.20 per share, at the option of the Company.

Shares of common stock may not be issued pursuant to any of these notes if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 4.99% of the outstanding shares of Common Stock.

As of December 31, 2018, an aggregate principal of $245,000 and interest of $6,104, on the Bellridge convertible notes had been converted into 11,269,875 shares of common stock and no cash payments of principal or interest had been made. The aggregate principal and accrued interest balances as of December 31, 2018 were $455,000 and $40,997, respectively. The following table summarizes the conversion activity of these notes:

Conversion Period	Principal Converted	Interest Converted	Common Shares Issued
Q3 2018	$137,500	$2,104	3,715,476
Q4 2018	$107,500	$4,000	7,554,399
	$245,000	$6,104	11,269,875

Pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion option in these convertible notes were deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability.

The following table summarizes the derivative liability transactions for this note:

Derivative Liability Balance as of December 31, 2017	$—
Additional derivative liability on new notes	236,004
Derivative liability assigned	119,039
Change in fair value of derivative liability	131,236
Derivative Liability Balance as of December 31, 2018	$486,279

ASCENT SOLAR TECHNOLOGIES, INC.

The conversion option in the Exchange Note was deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. At July 25, 2018, the derivative liability associated with the Exchange Note note was $203,859.

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

The conversion option in the assigned convertible note was deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. At October 18, 2018, the derivative liability associated with the convertible note was $119,039.

The derivative liability associated with these notes is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At December 31, 2018, the Company conducted a fair value assessment of the embedded derivative associated with the notes. As a result of the fair value assessment, the Company recorded a $131,236 loss as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations for the year ended December 31, 2018 to properly reflect the fair value of the embedded derivative of $486,279 as of December 31, 2018.

The fair value measurements rely primarily on Company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with the notes approximates management’s estimate of the fair value of the embedded derivative liability at December 31, 2018 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility between 40% and 74%, present value discount rate of 12% and dividend yield of 0%.

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

On September 4, 2018, the Company entered into a second securities purchase agreement with Power Up, for the private placement of a second convertible note with a principal value of $52,500. This note is unsecured, bears interest at a rate of 8% per annum, and matures on September 4, 2019; principal and interest is due upon maturity. In the event of default, the interest rate per annum increases to 22%.

Beginning in March 2019, Power Up shall have the option to convert all or a portion of the amounts outstanding under the convertible note, into shares of the Company's common stock. Conversions into common stock shall be calculated using a variable conversion price equal to 65% of the average of the three lowest trading prices for the shares over the prior ten day trading period immediately preceding the conversion.

On October 17, 2018, the Company entered into a second securities purchase agreement with Power Up, for the private placement of a third convertible note with a principal value of $42,500. This note is unsecured, bears interest at a rate of 8% per annum, and matures on October 16, 2019; principal and interest is due upon maturity. In the event of default, the interest rate per annum increases to 22%.

ASCENT SOLAR TECHNOLOGIES, INC.

Beginning in April 2019, Power Up shall have the option to convert all or a portion of the amounts outstanding under the convertible note, into shares of the Company's common stock. Conversions into common stock shall be calculated using a variable conversion price equal to 65% of the average of the three lowest trading prices for the shares over the prior ten day trading period immediately preceding the conversion.

Shares of common stock may not be issued pursuant to any of these notes if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 4.99% of the outstanding shares of Common Stock.

As of December 31, 2018, no principal or interest had been converted into shares of common stock and no cash payments of principal or interest had been made. The aggregate principal and accrued interest balances as of December 31, 2018 were $225,000 and $6,388, respectively.

The following table summarizes the derivative liability transactions for this note:

Derivative Liability Balance as of December 31, 2017	$—
Additional derivative liability on new notes	246,860
Change in fair value of derivative liability	264,277
Derivative Liability Balance as of December 31, 2018	$511,137

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

The conversion option in the third note was deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. At October 17, 2018, the derivative liability associated with the second note was $39,865.

The derivative liability associated with these notes is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At December 31, 2018, the Company conducted a fair value assessment of the embedded derivative associated with the notes. As a result of the fair value assessment, the Company recorded a $264,277 loss as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations for the year ended December 31, 2018 to properly reflect the fair value of the embedded derivative of $511,137 as of December 31, 2018.

The fair value measurements rely primarily on company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with the convertible notes approximates management’s estimate of the fair value of the embedded derivative liability at December 31, 2018 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility between 70% and 76%, present value discount rate of 12% and dividend yield of 0%.

EMA Convertible Note

On August 29, 2018, the Company, entered into a securities purchase agreement with EMA Financial, LLC, for the private placement of a $75,000 convertible note. The note is unsecured, bears interest at a rate of 8% per annum, and matures on May 29, 2019; principal and interest is due upon maturity. In the event of default, the interest rate per annum increases to 22%.

ASCENT SOLAR TECHNOLOGIES, INC.

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

As of December 31, 2018, no principal or interest had been converted into shares of common stock and no cash payments of principal or interest had been made. The principal and accrued interest balances as of December 31, 2018 were $75,000 and $2,038, respectively.

The following table summarizes the derivative liability transactions for this note:

Derivative Liability Balance as of December 31, 2017	$—
Additional derivative liability on new notes	3,945
Change in fair value of derivative liability	236,211
Derivative Liability Balance as of December 31, 2018	$240,156

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

The derivative liability associated with the note is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At December 31, 2018, the Company conducted a fair value assessment of the embedded derivative associated with the note. As a result of the fair value assessment, the Company recorded a $236,211 loss as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations for the year ended December 31, 2018 to properly reflect the fair value of the embedded derivative of $240,156 as of December 31, 2018.

The fair value measurements rely primarily on Company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with the Notes approximates management’s estimate of the fair value of the embedded derivative liability at December 31, 2018 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 87%, present value discount rate of 12% and dividend yield of 0%.

Subsequent to the date of this report, the Company conducted additional transactions with convertible notes. Please refer to Note 21 for more information.

NOTE 13. SERIES A PREFERRED STOCK

In June 2013, the Company entered into a Securities Purchase Agreement with an investor to sell an aggregate of $750,000 shares of Series A Preferred Stock at a price of $8.00 per share, resulting in gross proceeds of $6,000,000. This purchase agreement included warrants to purchase up to 13,125 shares of common stock of the Company. The transfer of cash and securities took place incrementally, the first closing occurring on June 17, 2013 with the transfer of 125,000 shares of Series A Preferred Stock and a warrant to purchase 2,187 shares of common stock for $1,000,000. The final closings took place in August 2013, with the transfer of 625,000 shares of Series A Preferred Stock and a warrant to purchase 10,938 shares of common stock for $5,000,000.

Holders of Series A Preferred Stock are entitled to cumulative dividends at a rate of 8% per annum when and if declared by the Board of Directors in its sole discretion. The dividends may be paid in cash or in the form of common stock (valued at 10% below market price, but not to exceed the lowest closing price during the applicable measurement period), at the discretion of the Board of Directors. The dividend rate on the Series A Preferred Stock is indexed to the Company's stock price and subject to adjustment. In addition, the Series A Preferred Stock contains a make-whole provision whereby, conversion or redemption of the preferred stock within 4 years of issuance will require dividends for the full four year period to be paid by the Company in cash or common stock (valued at 10% below market price, but not to exceed the lowest closing price during the applicable measurement period). This make-whole provision expired in June 2017.

The Series A Preferred Stock may be converted into shares of common stock at the option of the Company if the closing price of the common stock exceeds $232, as adjusted, for twenty consecutive trading days, or by the holder at any time. The Company has the right to redeem the Series A Preferred Stock at a price of $8.00 per share, plus any accrued and unpaid dividends, plus the make-whole amount (if applicable). At December 31, 2018, the preferred shares were not eligible for conversion to common shares at the option of the Company. The holder of the preferred shares may convert to common shares at any time, at no cost, at a ratio of 1 preferred share into 1 common share (subject to standard ratable anti-dilution adjustments). Upon any conversion (whether at the option of the Company or the holder), the holder is entitled to receive any accrued but unpaid dividends.

On October 6, 2016, the Series A Holder entered into an exchange agreement with a private investor. Pursuant to the exchange agreement, beginning December 5, 2016, the investor has the option to exchange, from time to time, all or any portion of the October 2016 Convertible Notes (see Note 12) for outstanding shares of Series A Preferred Stock from the Series A Holder.

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

During the year ended December 31, 2018, there was no activity for the Series A Preferred Stock. As of December 31, 2018, there were 60,756 shares of Series A Preferred Stock outstanding and accrued and unpaid dividends of $341,415.

Subsequent to the date of this report, the Company conducted additional transactions with Series A Preferred Stock. Please refer to Note 21 for more information.

NOTE 14. SERIES K PREFERRED STOCK

On February 8, 2017, the Company, entered into a securities purchase agreement (“Series K SPA”) with a private investor, for the private placement of up to 20,000,000 of the Company’s newly designated Series K Convertible Preferred Stock (“Series K Preferred Stock”).

Per the terms of the Series K SPA, the Company was scheduled to sell 1,000 shares of Series K Preferred Stock to the investor in exchange for $1,000,000 of gross proceeds on or before each of (i) February 24, 2017, (ii) March 27, 2017, (iii) April 27, 2017, (iv) May 27, 2017 and (v) June 27, 2017. The Company was also scheduled to sell 15,000 shares of Series K Preferred Stock to the investor in exchange for $15,000,000 of gross proceeds on or before July 27, 2017. As of December 31, 2018, the Company had sold 9,010 shares of Series K Preferred Stock in exchange for $9,010,000 in cash proceeds from the private investor. The Company does not expect to receive any more funding from this investor. The following summarizes the closings and proceeds received as of December 31, 2018:

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

ASCENT SOLAR TECHNOLOGIES, INC.

The shares of the Series K Preferred Stock will be convertible at the option of the holder into common stock at a fixed conversion price equal to $4.00. At no time may the Series K Preferred Stock be converted if the number of shares of common stock to be received by Investor pursuant to such conversion, when aggregated with all other shares of common stock then beneficially (or deemed beneficially) owned by Investor, would result in Investor beneficially owning more than 19.99% of all common stock then outstanding. As of December 31, 2018, the investor had converted all of the Series K Preferred Stock into shares of common stock. The following table summarizes the conversion activity of Series K Preferred Stock:

Conversion Period	Preferred Series K Shares Converted	Value of Series K Preferred Shares	Common Shares Issued
Q2 2017	3,200	$3,200,000	800,000
Q3 2017	3,000	$3,000,000	750,000
Q2 2018	2,810	$2,810,000	702,500
	9,010	$9,010,000	2,252,500

As of December 31, 2018, the investor owned approximately 4% of the Company's outstanding common stock.

Upon issuance, in accordance with ASC 480-10, the Series K Preferred Stock was classified as a liability on the 2017 Consolidated Balance Sheet. Pursuant to a number of factors outlined in ASC Topic 815, the conversion option in the Series K Preferred Stock was deemed to not require bifurcation or separate accounting treatment.

NOTE 15. STOCKHOLDERS’ EQUITY (DEFICIT)

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

At December 31, 2018, the Company had 20 billion shares of common stock, $0.0001 par value, authorized for issuance. Each share of common stock has the right to one vote. As of December 31, 2018, the Company had 63,537,885 shares of common stock outstanding. The Company has not declared or paid any dividends related to the common stock through December 31, 2018.

Preferred Stock

At December 31, 2018, the Company had 25,000,000 shares of preferred stock, $0.0001 par value, authorized for issuance. Preferred stock may be issued in classes or series. Designations, powers, preferences, rights, qualifications, limitations and restrictions are determined by the Company’s Board of Directors.  The following table summarizes the designations, shares authorized, and shares outstanding for the Company's Preferred Stock:

ASCENT SOLAR TECHNOLOGIES, INC.

Preferred Stock Series Designation	Shares Authorized	Shares Outstanding
Series A	750,000	60,756
Series B-1	2,000	—
Series B-2	1,000	—
Series C	1,000	—
Series D	3,000	—
Series D-1	2,500	—
Series E	2,800	—
Series F	7,000	—
Series G	2,000	—
Series H	2,500	—
Series I	1,000	—
Series J	1,350	—
Series J-1	1,000	—
Series K	20,000	—

Series A Preferred Stock

Refer to Note 13 for Series A Preferred Stock activity.

Series B-1, B-2, C, D, D-1, H, and I Preferred Stock

There were no transactions involving the Series B-1, B-2, C, D, D-1, H, or I during the years ended December 31, 2017 and December 31, 2018.

Series E Preferred Stock
During the year ended December 31, 2017, the Company converted 120 shares of Series E Preferred Stock, a capital value of $120,000, and dividends of $11,948, for 272,532 shares of common stock. There was no Series E Preferred Stock activity during the year ended December 31, 2018.

Series F Preferred Stock
During the year ended December 31, 2017, the Company converted 160 shares of Series F Preferred Stock, a capital value of $160,000, and dividends of $467, for 190,735 shares of common stock. There was no Series F Preferred Stock activity during the year ended December 31, 2018.

Series G Preferred Stock

During the year ended December 31, 2017, the Company converted 898 shares of Series G Preferred Stock, a capital value of $898,000, and dividends of $75,066, for 1,665,496 shares of common stock. There was no Series G Preferred Stock activity during the year ended December 31, 2018.

Series J Preferred Stock

During the year ended December 31, 2017, the Company converted 275 shares of Series J Preferred Stock, a capital value of $275,000, and dividends of $15,063, for 386,551 shares of common stock. Also, during the year ended December 31, 2017, the Company redocumented 1,075 shares of Series J Preferred Stock, a capital value of $1,075,000, and dividends of $125,639 as convertible notes. Please refer to Notes 10 and 12 for further information. There was no Series J Preferred Stock activity during the year ended December 31, 2018.

ASCENT SOLAR TECHNOLOGIES, INC.

Series J-1 Preferred Stock

During the year ended December 31, 2017, the Company converted 700 shares of Series J-1 Preferred Stock, a capital value of $700,000, and dividends of $55,305, for 500,000 shares of common stock. There was no Series J-1 Preferred Stock activity during the year ended December 31, 2018.

Series K Preferred Stock
Refer to Note 14 for Series K Preferred Stock activity.

Warrants

On July 24, 2017, the Company issued a warrant for 250,000 shares of common stock, in connection with a settlement agreement with a consultant. The warrant is exerciseable at a fixed exercise price of $4, on the issuance date through the first anniversary of the issuance date. The warrant may not be exercised if, after giving effect to the exercise, the holder, together with its affiliates, would beneficially own in excess of 9.99% of the Company's outstanding shares of common stock.

The Company conducted a fair value assessment of the warrant upon issuance using a Black Scholes model with the following inputs: stock price on the date of issuance of $0.70, stock volatility of 234%, and a risk free rate of 1.23%. Using these parameters, the Company calculated a fair value of $88,937 and recorded a corresponding expense on the Company's consolidated and statement of operations. As of December 31, 2018, these warrants have expired.

On August 10, 2017, the Company issued a warrant for 250,000 shares of common stock in connection with a preferred stock redemption agreement. The warrant is exerciseable, at a fixed exercise price of $3, on the issuance date through the first anniversary of the issuance date. The Warrant may not be exercised if, after giving effect to the exercise, the holder, together with its affiliates, would beneficially own in excess of 9.99% of the Company's outstanding shares of common stock.

The Company conducted a fair value assessment of the warrant upon issuance using a Black Scholes model with the following inputs: stock price on the date of issuance of $1.50, stock volatility of 230%, and a risk free rate of 1.22%. Using these parameters, the Company calculated a fair value of $246,803 and recorded a corresponding expense on the Company's consolidated and statement of operations. As of December 31, 2018, these warrants have expired.

On December 15, 2017, the Company issued a warrant for 200,000 shares of common stock in connection with a consulting agreement. The warrant is exerciseable, at a fixed exercise price of $1.8, on the issuance date through the June 30, 2018. The Warrant may not be exercised if, after giving effect to the exercise, the holder, together with its affiliates, would beneficially own in excess of 9.99% of the Company's outstanding shares of common stock.

The Company conducted a fair value assessment of the warrant upon issuance using a Black Scholes model with the following inputs: stock price on the date of issuance of $0.80, stock volatility of 99%, and a risk free rate of 1.48%. Using these parameters, the Company calculated a fair value of $10,035 and recorded a corresponding expense on the Company's consolidated statement of operations. As of December 31, 2018, these warrants have expired.

ASCENT SOLAR TECHNOLOGIES, INC.

The following table summarizes warrant activity:

	Warrant Shares	Warrant Weighted Average Exercise Price
Outstanding at December 31, 2016	—	$—
Granted	700,000	$3.01
Exercised	—	$—
Canceled/Expired	—	$—
Outstanding at December 31, 2017	700,000	$3.01
Granted	—	$—
Exercised	$—	$—
Canceled/Expired	(700,000)	$3.01
Outstanding at December 31, 2018	—	$—
Exercisable at December 31, 2018	—	$—

NOTE 16. EQUITY PLANS AND SHARE-BASED COMPENSATION

Stock Option Plan: The Company’s 2005 Stock Option Plan, as amended (the “Stock Option Plan”) provides for the grant of incentive or non-statutory stock options to the Company’s employees, directors and consultants. The stock Option Plan initially reserved 170,000 shares of the Company's common stock for option awards to eligible employees. Upon recommendation of the Board of Directors, the stockholders approved an increase in the total shares of common stock reserved for issuance under the Stock Option Plan to 270,000 during 2015. There were no changes to the plan in 2017 or 2018.

Restricted Stock Plan: The Company’s 2008 Restricted Stock Plan, as amended (the “Restricted Stock Plan”) was adopted by the Board of Directors and was approved by the stockholders on July 1, 2008. The Restricted Stock Plan initially reserved up to 75,000 shares of the Company’s common stock for restricted stock awards and restricted stock units to eligible employees, directors and consultants of the Company. Upon recommendation of the Board of Directors, the stockholders approved an increase in the total shares of common stock reserved for issuance under the Restricted Stock Plan to 125,000 and 750,000 shares during 2015 and 2016, respectively. There were no changes to the plan in 2017 or 2018.

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

The share-based compensation expense recognized in the Consolidated Statements of Operations was as follows:

	For year ended December 31,
	2018	2017
Research and development	$642	$18,231
Selling, general and administrative	$28,623	$105,037
Total share-based compensation cost	$29,265	$123,268

ASCENT SOLAR TECHNOLOGIES, INC.

The following table presents share-based compensation expense by type:

	For year ended December 31,
	2018	2017
Type of Award:
Stock Options	$29,265	$96,938
Restricted Stock Units and Awards	$—	$26,330
Total share-based compensation cost	$29,265	$123,268

Stock Options: The Company recognized share-based compensation expense for stock options of $29,265 to officers, directors and employees for the year ended December 31, 2018 related to stock option awards, reduced for estimated forfeitures. There were no option grants during the years ended December 31, 2018 or December 31, 2017.

As of December 31, 2018, total compensation cost related to non-vested stock options not yet recognized was $9,578 which is expected to be recognized over a weighted average period of approximately 0.46 years. As of December 31, 2018, 109 shares were vested or expected to vest in the future and 107 shares remained available for future grants under the Option Plan.

The following table summarizes stock option activity within the Stock Option Plan:

	Stock Option Shares	Weighted Average Remaining Contractual Life in Years
Outstanding at December 31, 2016	250	8.28
Granted	—
Exercised	—
Canceled	(55)
Outstanding at December 31, 2017	195	7.32
Granted	—
Exercised	—
Canceled	(85)
Outstanding at December 31, 2018	110	5.18
Exercisable at December 31, 2018	105	5.13

Restricted Stock: The Company did not recognized share-based compensation expense related to restricted stock grants for the year ended December 31, 2018. During the year ended December 31, 2017, the Company recognized approximately $26,000 in share-based compensation related to restricted stock grants. There were no restricted stock grants for the years ended December 31, 2018 and December 31, 2017.

As of December 31, 2018, there was no unrecognized share-based compensation expense from unvested restricted stock, no shares were expected to vest in the future, and 496 shares remained available for future grants under the Restricted Stock Plan.

NOTE 17. INCOME TAXES

The company record income taxes using the liability method. Under this method, deferred tax assets and are computed for the expected future impact of temporary differences between the financial statement and income tax bases of assets and liabilities using current income tax rates and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a "more-likely-than-not" recognition threshold before a benefit is recognized in the financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

At December 31, 2018, the Company had $255,470,676 of cumulative net operating loss carryforwards for federal income tax purposes that were available to offset future taxable income through the year 2308. Under the Internal Revenue Code, the future utilization of net operating losses may be limited in certain circumstances where there is a significant ownership change. The Company prepared and analysis for the year ended December 31, 2012 and determined that a significant change in ownership had occurred as a result of the cumulative effect of the sales of common stock through its offerings. Such change limited the Company's utilizable net operating loss carryforwards to $255,470,676 for the year ended December 31, 2018. Available net operating loss carryforwards may be further limited in the event of another significant ownership change.

Deferred income taxes reflect an estimate of the cumulative temporary differences recognized for financial reporting purposes from that recognized for income tax reporting purposes. At December 31, 2018 and 2017, the components of these temporary differences and the deferred tax asset were as follows:

	As of December 31
	2018	2017
Deferred Tax Asset
Accrued Expenses	$30,000	$—
Inventory Allowance	$184,000	$141,000
Other	$11,000	$13,000
Stock Based Compensation-Stock Options and Restricted Stock	$1,021,000	$1,058,000
Tax effect of NOL carryforward	$64,519,000	$67,852,000
Depreciation	$5,957,000	$8,748,000
Amortization	$(213,000)	$(368,000)
Disallowed interest expense	$452,000	$—
Warranty reserve	$7,000	$14,000
Net deferred tax asset	$71,968,000	$77,458,000
Less valuation allowance	$(71,968,000)	$(77,458,000)
Net deferred tax asset	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical losses and projections of future taxable income over the periods in which the deferred tax assets are deductible, management believes it is not more-likely-than-not that the Company will realize the benefits of these deductible differences at December 31, 2018. The Company's deferred tax valuation allowance of $71,968,000 reflected above is a decrease of $5,490,000 from the valuation allowance reflected as of December 31, 2017 of $77,458,000.

As of December 31, 2018, the Company has not recorded a liability for uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax (benefit)/expense. No interest and penalties related to uncertain tax positions were accrued at December 31, 2018.

ASCENT SOLAR TECHNOLOGIES, INC.

The Company's effective tax rate for the years ended December 31, 2018 and 2017 differs from the statutory rate due to the following (expressed as a percentage of pre-tax income):

	2018	2017
Federal statutory rate	21.0%	35.0%
State statutory rate	3.6%	2.8%
Change in rate	(0.8)%	—%
Permanent tax differences	(0.1)%	(2.3)%
Derivative/Warrant Revaluation	—%	8.4%
Debt Discount	—%	(5.5)%
Loss on Extinguishment of Liabilities	(3.5)%	(4.9)%
Deferred true-ups	(54.2)%	—%
Other	—%	(0.9)%
Change in valuation allowance	34.0%	(32.6)%
	—%	—%

NOTE 18. RELATED PARTY TRANSACTIONS

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

On January 19, 2017, the Company issued 333,334 shares of unregistered common stock in a private placement to TFG pursuant to a Securities Purchase Agreement (the “SPA”).

Pursuant to the SPA, the Company issued the 333,334 shares to TFG in exchange for cancellation of its $600,000 promissory note (including accrued interest of approximately $4,340) that was issued by the Company on December 6, 2016. The SPA does not provide any registration rights for the shares issued to TFG.

TFG is a Singapore based entity controlled and 50% owned by Ascent’s President & CEO, Victor Lee, and owns approximately 1% of the Company's outstanding shares at December 31, 2018.

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

ASCENT SOLAR TECHNOLOGIES, INC.

NOTE 20. RETIREMENT PLAN

On July 1, 2006, the Company adopted a qualified 401(k) plan which provides retirement benefits for all of its eligible employees. Under the plan, employees become eligible to participate at the first entry date, provided they are at least 21 years of age. The participants may elect through salary reduction to contribute up to ceilings established in the Internal Revenue Code. The Company will match 100% of the first six percent of employee contributions. In addition, the Company may make discretionary contributions to the Plan as determined by the Board of Directors. Employees are immediately vested in all salary reduction contributions. Rights to benefits provided by the Company’s discretionary and matching contributions vest 100% after the first year of service for all employees hired before January 1, 2010. For employees hired after December 31, 2009, matching contributions vest over a three-year period, one-third per year. Payments for 401(k) matching totaled $108,776 and $199,669 for the years ended December 31, 2018 and 2017, respectively. Payments for 401(k) matching are recorded under “Research, development and manufacturing operations" expense and “Selling, general and administrative" expense in the Consolidated Statements of Operations.

NOTE 21. SUBSEQUENT EVENTS

Offering of Secured Promissory Note

Between January 3, 2019 and February 8, 2019, in four tranches, the Company received the remaining $400,000 proceeds related to the securities purchase agreement, dated November 5, 2018, with St. George (Note 10). As a result the principal balance of this secured convertible note is $1,220,000 as of the filing date of this report.

On March 13, 2019, the Company entered into a securities purchase agreement with St. George (Note 10), for the private placement of an additional $365,000 secured convertible promissory note.

The note, bears interest at 10% per annum, matures on March 15, 2020, and contains standard and customary events of default including but not limited to: (i) failure to make payments when due under the note, and (ii) bankruptcy or insolvency of the Company. Principal and interest on the note will be payable upon maturity. The interest rate increases to 22% in the event of a default under the note.

Beginning six months after the date of issue, St. George shall have the option to redeem all or a portion of the amounts outstanding under the note. At St. George’s option, redemption amounts are payable by the Company in the form of (x) cash or (y) conversion of such amounts into shares of the Company's common stock. Conversions into common stock shall be calculated using a variable conversion price equal to 60% of the average of the two lowest closing bid price for the shares over the prior ten day trading period immediately preceding the conversion.

There are no registration rights applicable to the note or its underlying conversion shares. Shares of common stock may not be issued pursuant to the note if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 9.99% of the outstanding shares of the Company’s common stock.

The note will be secured by a security interest on the Company’s headquarters building in Thornton, Colorado.

Conversions of Secured Promissory Notes (Note 10)

Subsequent to the date of this report, an additional $115,000 in principal for Global was converted into 9,595,327 shares of common stock.

Offering of Promissory Note (Note 11)

On March 11, 2019, the Company issued, to Investor 3, a additional promissory note with a principal balance of $60,000 in exchange for $50,000 in gross proceeds. The note is unsecured, bears interest at 12% per annum, matures on September 11, 2019, and contains standard and customary events of default including but not limited to: (i) failure to make payments when due under the note, and (ii) bankruptcy or insolvency of the Company. Principal and interest on the note will be payable upon maturity.

Exchange of Outstanding Promissory Notes for Unsecured Convertible Notes

On March 11, 2019, the Company, entered into two securities exchange agreements (the “Exchange Agreements”) with BayBridge (Note 12).

Pursuant to the terms of the Exchange Agreements, BayBridge agreed to surrender and exchange two outstanding promissory notes (Note 11) with principal balances of (i) $123,817 (including accrued interest), and (ii) $127,280 (including accrued interest), for two additional unsecured convertible notes with principal amounts of (i) $160,000 and (ii) $150,000. The notes are unsecured, bear interest at 12% per annum, mature on March 11, 2020, and contain standard and customary events of default including but not limited to: (i) failure to make payments when due under the note, and (ii) bankruptcy or insolvency of the Company. Principal and interest on the note will be payable upon maturity.

At any time after inception of the note until fully paid, BayBridge shall have the option to convert all or a portion of amounts outstanding under the note into shares of the Company's common stock. Conversions into common stock shall be calculated using a variable conversion price equal to the lesser of (i) a price equal to $0.003, or (ii) 65% of the lowest closing bid price for the shares over the prior five trading days.

There are no registration rights applicable to the note. Shares of common stock may not be issued pursuant to the note if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 9.99% of the outstanding shares of the Company's common stock.

Offering of Convertible Notes (Note 12)

Widjaja Convertible Note

On January 11, 2019, the Company entered into a note purchase with Jason Widjaja (“Widjaja”), for the private placement of a $330,000 convertible promissory note, in exchange for $330,000 of gross proceeds. The note is unsecured, bears interest at 12% per annum, matures on January 11, 2020, and contains standard and customary events of default including but not limited to: (i) failure to make payments when due under the note, and (ii) bankruptcy or insolvency of the Company. Principal and interest on the note will be payable upon maturity.

At any time after inception of the note until fully paid, Widjaja shall have the option to convert all or a portion of amounts outstanding under the note into shares of the Company's common stock. Conversions into common stock shall be calculated using a variable conversion price equal to 80% of the lowest closing bid price for the shares over the prior five trading days immediately preceding the conversion date.

There are no registration rights applicable to the note. Shares of common stock may not be issued pursuant to the note if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 19.99% of the outstanding shares of the Company's common stock.

Power Up Convertible Notes

On February 14, 2019, the Company entered into an additional note purchase with Power Up, for the private placement of a $54,500 convertible promissory note in exchange for $54,500 of gross proceeds. The note is unsecured, bears interest at 8% per annum, matures on February 14, 2020, and contains standard and customary events of default including but not limited to: (i) failure to make payments when due under the note, and (ii) bankruptcy or insolvency of the Company. Principal and interest on the note will be payable upon maturity. The interest rate increases to 22% in the event of a default under the note.

Beginning in August 2019, Power Up shall have the option to convert all or a portion of the amounts outstanding under the note into shares of the Company's common stock. Conversions into common stock shall be calculated using a variable conversion price equal to 65% of the average of the three lowest closing bid prices for the shares over the prior ten day trading period immediately preceding the conversion.

There are no registration rights applicable to the note. Shares of common stock may not be issued pursuant to the note if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 4.99% of the outstanding shares of the Company's common stock.

On March 7, 2019, the Company entered into an additional note purchase with Power Up, for the private placement of a $54,500 convertible promissory note in exchange for $54,500 of gross proceeds. The note is unsecured, bears interest at 8% per annum, matures on March 7, 2020, and contains standard and customary events of default including but not limited to: (i) failure to make payments when due under the note, and (ii) bankruptcy or insolvency of the Company. Principal and interest on the note will be payable upon maturity. The interest rate increases to 22% in the event of a default under the note.

Beginning in September 2019, Power Up shall have the option to convert all or a portion of the amounts outstanding under the note into shares of the Company's common stock. Conversions into common stock shall be calculated using a variable conversion price equal to 65% of the average of the three lowest closing bid prices for the shares over the prior ten day trading period immediately preceding the conversion.

There are no registration rights applicable to the note. Shares of common stock may not be issued pursuant to the note if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 4.99% of the outstanding shares of the Company's common stock.

GS & EMA Convertible Notes

On February 22, 2019, the Company sold and issued to GS Capital Partners, LLC (“GS”) a $108,068 aggregate principal amount unsecured convertible promissory note in exchange for $75,000 of gross proceeds and approximately $27,000 of premium associated with the assignment of the EMA note (see below). The note is unsecured, bears interest at 8% per annum, matures on February 22, 2020, and contains standard and customary events of default including but not limited to: (i) failure to make payments when due under the note, and (ii) bankruptcy or insolvency of the Company. Principal and interest on the note will be payable upon maturity.

At any time after inception of the note until fully paid, GS shall have the option to convert all or a portion of amounts outstanding under the note into shares of the Company's common stock. Conversions into common stock shall be calculated using a variable conversion price equal to 65% of the average of the three lowest closing bid price for the shares over the prior ten day trading period immediately preceding the conversion.

There are no registration rights applicable to the note. Shares of common stock may not be issued pursuant to the note if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 4.99% of the outstanding shares of the Company's common stock.

On February 22, 2019, GS purchased $75,000 in convertible notes, plus accrued interest, from EMA. The terms of the note remain the same. There was a pre-payment penalty associated with this assignment of approximately $27,000, which was included in a new note issued to GS (see above).

Conversions of Convertible Notes (Note 12)

Subsequent to the date of this report, an additional $106,750 in principal for St. George was converted into 58,503,244 shares of common stock.

Subsequent to the date of this report, an additional $222,500 in principal, plus accrued interest, for BayBridge was converted into 61,611,485 shares of common stock.

Subsequent to the date of this report, an additional $65,615 in principal, plus accrued interest, for Bellridge was converted into 47,400,806 shares of common stock.

Subsequent to the date of this report, an additional $182,500 in principal, plus accrued interest, for Power Up was converted into 38,696,339 shares of common stock.

Conversion of Series A Preferred Stock (Note 13)

On January 11, 2019, the holder of Series A Preferred Stock converted 12,656 shares of Series A Preferred Stock, plus $70,527 in accrued dividends, for 9,795,398 shares of common stock.

Sale of Building

On April 12, 2019, the Company entered into an agreement for the sale of its Thornton, Colorado building at a gross sales price of $13 million.  The closing of the transaction, which is subject to customary closing conditions, is expected to close in the third quarter of 2019.