Form 10-K/A
Ascent Solar Technologies, Inc.
filed 2019-04-29
CIK 1350102

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $3.2 million based upon the last reported sale price of the registrant's common stock on that dates as reported by OTC Market.
As of April 26, 2019, there were 441,182,478 shares of our common stock issued and outstanding.

ASCENT SOLAR TECHNOLOGIES, INC.
Form 10-K/A
for the Fiscal Year ended December 31, 2018

EXPLANATORY NOTE

Ascent Solar Technologies, Inc. filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Original Form 10-K”), with the U.S. Securities and Exchange Commission (the “SEC”) on April 16, 2019. The Company is filing this Amendment No. 1 to the Original Form 10-K (this “Form 10-K/A”) solely for the purpose of including in Part III, the information that was to be incorporated by reference from the Company’s definitive proxy statement for its 2019 Annual Meeting of Stockholders. This Form 10-K/A hereby amends and restates in their entirety Items 10 through 14 of Part III of the Original Form 10-K.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains two new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV has also been amended and restated in its entirety to include the currently dated certifications as exhibits.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS AND DIRECTORS

Our executive officers, continuing directors and director nominees, their ages and positions with us as of April 26, 2019, are as follows:

Name	Age	Position
Victor Lee	51	President and Chief Executive Officer, Director
Amit Kumar, Ph.D.	54	Chairman of the Board, Director
Kim J. Huntley	64	Director
G. Thomas Marsh	75	Director

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

Amit Kumar, Ph.D. has served on our Board of Directors since June 2007 and as Chairman since January 2011. Dr. Kumar is currently Chairman, President and CEO of ITUS Corporation (NASDAQ:ITUS), a publicly held biotechnology company. From December 2010 to June 2015, Dr. Kumar was President and CEO of Geo Fossil Fuels, a privately held energy company. From September 2001 until June 30, 2010, Dr. Kumar was President and CEO of CombiMatrix Corporation (NASDAQ: CBMX). Previously, Dr. Kumar was Vice President of Life Sciences of Acacia Research Corp (NASDAQ: ACTG). From January 1999 to February 2000, Dr. Kumar was the founding President and Chief Executive Officer of Signature BioSciences, Inc., a life science company developing technology for advanced research in genomics, proteomics and drug discovery. From January 1998 to December 1999, Dr. Kumar was an Entrepreneur in Residence with Oak Investment Partners, a venture capital firm. From October 1996 to January 1998, Dr. Kumar was a Senior Manager at IDEXX Laboratories, Inc., a biotechnology company. From October 1993 to September 1996, Dr. Kumar was Head of Research & Development for Idetek Corporation, which was later acquired by IDEXX Laboratories, Inc. Dr. Kumar received his B.S. degree in chemistry from Occidental College. After joint studies at Stanford University and the California Institute of Technology, he received his Ph.D. in Chemistry from Caltech in 1991. He also completed a post-doctoral fellowship at Harvard University in 1993. Dr. Kumar has authored and co-authored over 40 peer-reviewed publications and holds a dozen patents. Dr. Kumar brings significant leadership experience as well as experience in photovoltaic research including work on energy conversion using cells made from silicon (single crystal, polycrystalline, and amorphous), gallium arsenide, indium phosphide, metal oxides and other materials. Dr. Kumar is a member of the Board of Directors of CopyTele, Inc. (OTC:COPY) and Aeolus Pharmaceuticals (OTC: AOLS).

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
Our Certificate of Incorporation provides that the Board of Directors will be divided into three classes. Our Class 1 director is Dr. Amit Kumar. Our Class 2 directors are Kim J. Huntley and G. Thomas Marsh. Our Class 3 director is Victor Lee. The terms of Mr Huntley and Mr. Marsh will expire at the Company's 2019 annual stockholder meeting. Upon the recommendation of the Nominating and Governance Committee, the Board has nominated Mr. Huntley and Mr. Marsh as the Class 2 director nominees.
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

Number of Meetings
The Board held a total of 3 meetings in 2018. Our Audit Committee held 3 meetings, our Compensation Committee held 1 meeting, and our Nominating and Governance Committee held 1 meeting in 2018. Each director attended at least 75% of the aggregate of the total number of meetings of the Board and the Board committees on which he served.
Board Member Attendance at Annual Stockholder Meetings
Although we do not have a formal policy regarding director attendance at annual stockholder meetings, directors are encouraged to attend these annual meetings absent extenuating circumstances. Our 2018 annual meeting was attended by one director serving at the time.
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

Director Compensation
In 2018, our independent directors each agreed to serve without any cash or equity compensation until such time as the Company’s financial and cash position improved.
The following Director Compensation Table summarizes the compensation of each of our non-employee directors for services rendered to us during the year ended December 31, 2018:
2018 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Comp ($)	Total ($)
Amit Kumar	—	—	—	-
Kim J. Huntley	—	—	—	-
G. Thomas Marsh	—	—	—	-

Victor Lee	—	—	—	—

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

Item 11. Executive Compensation
Compensation of Executive Officers in 2018
The following Summary Compensation Table sets forth certain information regarding the compensation of our principal executive officer for services rendered in all capacities to us during the years ended December 31, 2018 and 2017.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	All Other Comp($)(4)	Total ($)
Victor Lee - Chief Executive Officer	2018	307,154	—	—	—	—	307,154
Victor Lee - Chief Executive Officer	2017	303,069	—	—	—	—	303,069

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
As provided in the employment agreement, Mr. Lee was granted stock options to purchase 1 shares of the Company’s common stock. These options vest in four equal annual installments on the first, second, third and fourth anniversaries of the employment agreement date, with an exercise price of $110,000 per share. These options expire on April 4, 2024.
The following table sets forth information concerning the outstanding equity awards granted to the named executive officers as of April 26, 2019.

Outstanding Equity Awards at Fiscal Year-End 2018

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options(#)		Option Exercise Price($/sh)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Name	Exercisable	Unexercisable
Victor Lee (1)	1	—	$130,000	3/1/2023	—	—
	1	—	$110,000	4/4/2024	—	—
	10	—	$20,200	2/11/2025	—	—
	5		$12,200	6/18/2025	—	—
	10	—	$1,200	3/10/2026	—	—

Vesting dates of securities underlying unexercised options and stock awards not yet vested as of April 26, 2019:

(1) $130,000.00 options - vested on 3/1/15. $110,000.00 Options - vested on 4/4/18. $20,200.20 Options - vested on 2/11/17. $12,200 Options - vested on 6/18/18. $1,200 options - vested on 3/10/18.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2018 relating to all of our equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	110	$132,147	107

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table shows information regarding the beneficial ownership of our common stock by our directors, executive officers, former executive officers and greater than 5% beneficial owners as of April 26, 2019.
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power and all shares issuable upon exercise of options or the vesting of restricted stock within 60 days of April 26, 2019. For purposes of calculating the percentage of our common stock beneficially owned, the number of shares of our common stock includes 441,182,478 shares of our common stock outstanding as of April 26, 2019.
Unless otherwise indicated, each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned. The address for each director or named executive officer is c/o Ascent Solar Technologies, Inc., 12300 North Grant Street, Thornton, Colorado 80241.

Name of Beneficial Owner	No. of Shares Beneficially Owned	Percentage
5% Stockholders:

St. George Investments, LLC (1)	48,965,815	9.99%
BayBridge Capital, LLC (2)	48,476,211	9.90%
Seng Wei Seow (3)	48,476,211	9.90%
Global Ichiban (4)	48,476,211	9.90%
Jason Widjaja (5)	110,226,694	19.99%
Named Executive Officers and Directors:
Victor Lee (6)	62	*
Amit Kumar, Ph D.	47	*
Kim J. Huntley	30	*
G. Thomas Marsh	31	*
All directors and executive officers as a group (4 persons)	170	*
* Less than 1.0%

(1)
The address of St. George Investment Group, LLC ("St. George") is 303 E Wacker Drive, Suite 1040, Chicago, IL 60601. Consists of shares of common stock owned as of April 26, 2019 and additional shares of common stock issuable, within sixty days of such date, upon the conversion certain convertible notes. The convertible notes contain conversion limitations providing that St. George may not be issued shares of common stock (whether by means of conversion of the convertible notes or otherwise) if, after giving effect to such issuance, St. George would beneficially own in excess of 9.99% of the Company's outstanding shares of common stock. Does not include any other shares of common stock that could be issued to St. George if such 9.99% limitation does not apply.

(2)
The address of BayBridge Capital ("BayBridge"), LLC is 401 E Las Olas Blvd., Fort Lauderdale, FL. Consists of shares of common stock owned as of April 26, 2019 and additional shares of common stock issuable as of such date upon conversion of certain convertible notes. The convertible notes contain conversion limitations providing that BayBridge Capital may not be issued shares of common stock (whether by means of conversion of the convertible notes or otherwise) if, after giving effect to such issuance, Baybridge Capital would beneficially own in excess of 9.90% of the Company's outstanding shares of common stock. Does not include any other shares of common stock that may be issued to BayBridge if such limitation does not apply.

(3)
The address for Seng Wei Seow (“Seow”) is 17 Jalan Haji Salam, Singapore 468784. Consists of shares of common stock owned as of April 26, 2019 and additional shares of common stock issuable as of such date upon conversion of shares of Series A preferred stock and certain convertible notes. The Series A preferred stock and convertible notes contain conversion limitations providing that Seow may not be issued shares of common stock (whether by means of conversion of the convertible notes or otherwise) if, after giving effect to such issuance, Seow would beneficially own in excess of 9.90% of the Company's outstanding shares of common stock. Does not include any other shares of common stock that could be issued to Seow if such 9.90% limitation does not apply.

(4)
The address of Global Ichiban Ltd. (“Global Ichiban”) is 112 Robinson Road #02-01, Singapore 068902. Consists of shares of common stock owned as of April 26, 2019 and additional shares of common stock issuable as of such date upon conversion (exercisable at the option of the Company) of Secured Promissory Notes owned by Global Ichiban. The Secured Promissory Notes contain conversion, exercise and issuance limitations providing that Global Ichiban may not be issued shares of common stock (whether by means of conversion or otherwise) if after giving effect to such issuance Global Ichiban would beneficially own in excess of 9.90% of the Company's outstanding shares of common stock. Does not include any other shares of common stock that may be issued to Global Ichiban if such 9.90% limitation does not apply.

(5)
The address for Jason Widjaja is 7 Chwee Chian Road #01-12, Singapore 119749. Consists of shares of common stock owned as of April 26, 2019 and additional shares of common stock issuable as of such date upon conversion of a certain convertible note. The convertible note contains conversion limitations providing that Jason Widjaja may not be issued shares of common stock (whether by means of conversion of the convertible notes or otherwise) if, after giving effect to such issuance, Jason Widjaja would beneficially own in excess of 19.99% of the Company's outstanding shares of common stock. Does not include any other shares of common stock that could be issued to Jason Widjaja if such 19.99% limitation does not apply.

(6) Does not include 333,334 shares of common stock held by Tertius Financial Group Pte. Ltd. (“Tertius”). Mr. Lee is managing director and a 50% owner of Tertius. Mr. Lee disclaims beneficial ownership of our securities held by Tertius except to the extent of his pecuniary interest.

Item 13. Certain Relationships and Related Transactions, and Director Independence

RELATED PARTY TRANSACTIONS

Relationship with Tertius Financial Group Pte. Ltd.

Tertius Financial Group Pte. Ltd. (“Tertius”) is an investment firm located in Singapore. Victor Lee, the Company’s President and CEO, is a managing director and 50% owner of Tertius. As of April 26, 2019 Tertius owned approximately 0.1% of the Company's outstanding common stock.
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
On January 19, 2017, the Company issued 333,333,333 shares (equivalent to 333,334 shares after 1000:1 reverse stock split on July 23, 2018) of unregistered common stock in a private placement to Tertius pursuant to a Securities Purchase Agreement (the "SPA"). Pursuant to the SPA, the Company issued the 333,333,333 pre-split shares to TFG in exchange for cancellation of its $600,000 promissory note (including accrued interest of approximately $4,340) that was issued by the Company on December 6, 2016. The SPA does not provide any registration rights for the shares issued to TFG.

Relationship with Seng Wei Seow

As of April 26, 2019, the Company has entered into several financing agreements with Seng Wei Seow ("SWS"). SWS owns 48,100 shares of Series A Preferred Stock and is the owner of a promissory note with an outstanding principal balance of $531,641 and convertible notes with an outstanding principal amount of $330,000. For further discussion on these instruments, please refer to Notes 11 and 13 of our Consolidated Financial Statements.

Relationship with BayBridge Capital, LLC

On December 6, 2017, the Company entered into a securities exchange agreement (the “Exchange Agreement”) with BayBridge Capital Fund LP (“BayBridge”).

Pursuant to the terms of the Exchange Agreement, the Investor agreed to surrender and exchange 675 shares of outstanding Series J Preferred Stock ($755,417 of capital and accrued dividends). In exchange, the Company issued to the investor an unsecured promissory note with an aggregate principal amount of $840,000 (the “Exchange Note”), with an original issue discount of $84,583. (“Exchange Note 1”).

The Exchange Note 1 is unsecured, has no applicable registration rights, bears interest at a rate of 12% per annum, matures on December 6, 2018, and contains standard and customary events of default including but not limited to: (i) failure to make payments when due under the Exchange Note, and (ii) bankruptcy or insolvency of the Company. Principal and interest are payable upon maturity.

Payments of principal and accrued interest on the Exchange Note are payable in cash or, at the option of the Company, in shares of Common Stock at a variable conversion price equal to the lowest of (i) 85% of the average VWAP for the shares over the prior 5 trading days, (ii) the closing bid price for the shares on the prior trading day, or (iii) $0.003 per share. Payments in shares of Common Stock may not be issued pursuant to the Exchange Note if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 9.90% of the outstanding shares of Common Stock. See Note 12 of our Consolidated Financial Statements for further information on the Exchange Note.

On September 7, 2018, as described in Note 11 of our Consolidated Financial Statements, the Company, entered into an additional securities exchange agreement (“Exchange Agreement 2”) with Baybridge. Pursuant to the terms of Exchange Agreement 2, BayBridge agreed to surrender and exchanged an outstanding promissory note with a principal balance of $200,000, plus accrued interest of $16,800, for a convertible note with an aggregate principal amount of $270,000 and an original issue discount of $53,200 (“Exchange Note 2”).

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

Conversion to shares of common stock may not be issued pursuant to Exchange Note 2 if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 9.90% of the outstanding shares of common stock.

As of December 31, 2018, aggregate principal of $1,047,500 and interest of $35,538 had been converted into 20,888,892 shares of common stock and no cash payments of principal or interest had been made on these exchange notes. Exchange Note 1 had been converted in full. The principal and accrued interest balances on Exchange Note 2, as of December 31, 2018 were $62,500 and $220, respectively

Relationship with Global Ichiban

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

The notes may not be converted, and shares of common stock may not be issued pursuant to the notes, if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 9.90% of the outstanding shares of common stock.

Of the notes issued on November 30, 2017, $3,359,539 aggregate principal amount will mature on December 15, 2020.
Principal and interest was originally to be payable in 36 equal monthly installments of $111,585 beginning January 15, 2018.
During the year ended December 31, 2018, principal of $(1,426,000) was converted into 3,486,276 shares of common stock, and $140,518 of interest was converted to principal. The remaining note is payable in 30 equal monthly installments of $80,360 beginning July 15, 2018. The Company has not made the payments as outlined in the agreement; this note is due upon demand.

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

On October 18, 2018, Global sold one of its notes to another investor. As a result of this sale, $250,000 in principal and $26,466 of accrued interest were assigned to the new investor and is no longer considered secured debt. Please refer to

Note 12 of our Consolidated Financial Statements for further discussion of this assignment. This note is redeemable in stock, at the discretion of the Company, under the same conversion terms described above.

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

The Notes may not be converted and shares of Common Stock may not be issued pursuant to the Notes if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 9.90% of the outstanding shares of Common Stock. See Note 10 of our Consolidated Financial Statements for further information on the Secured Promissory Notes.

As of December 31, 2018, the aggregate principal and interest balance of the Notes were $4,956,745 and $455,356, respectively.

Relationship with Jason Widjaja

On January 11, 2019, the Company entered into a note purchase with Jason Widjaja (“Widjaja”), for the private placement of a $330,000 convertible promissory note. The note will mature on January 11, 2020. Principal and interest on the note will be payable in a lump sum on January 11, 2020. The note will bear interest at a rate of 12% per annum.

At any time after issuance of the note until fully paid, Widjaja shall have the option to convert all or a portion of the amounts into shares of the Company's Common Stock. Conversions into Common Stock shall be calculated using a variable conversion price equal to 80% of the lowest closing bid price for the shares over the prior five (5) trading days immediately preceding the conversion date. The note may not be converted and shares of Common Stock may not be issued pursuant to the notes if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 19.99% of the outstanding shares of Common Stock.

Relationship with St. George Investments

On September 8, 2017, the Company entered into a securities purchase agreement with St. George Investments, LLC (“St. George”), for the private placement of $1,725,000 principal amount of the Company’s Original Issue Discount Convertible Promissory Notes.

Unless earlier converted or prepaid, the convertible notes will mature on March 11, 2019. The notes do not bear interest in the absence of an event of default.

For the first six months after the issuance of the notes, the Company will make a monthly cash repayment on the notes of approximately $96,000. Thereafter, the St. George may request that the Company make monthly partial redemptions of the note up to $150,000 per month. If the St. George does not request the full $150,000 redemption amount in any one month, the unused portion of such monthly redemption amount can be added to future monthly redemption amounts. But in no event can the amount requested by the St. George for any one month exceed $275,000.

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

All principal and accrued interest on the notes are convertible at any time, in whole or in part, at the option of the St. George into shares of Common Stock at a fixed conversion price of $4.00 per share. The notes contain standard and customary events of default including but not limited to: (i) failure to make payments when due under the notes; and (ii) bankruptcy or insolvency of the Company. Upon the occurrence of an event of default, the notes will begin to bear interest at the rate of 22% per annum. In addition, upon the occurrence of an event of default, the St. George has the option to increase the outstanding balance of the notes by 25%.

In connection with the September 2017 closing, the Company issued 37,500 unregistered shares of common stock to the St. George as an origination fee. The closing stock price on the date of close was $1.70 resulting in an interest expense of $63,750 being recorded as of the date of close.

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

On May 8, 2018, the Company, entered into a second note purchase agreement with St. George for the private placement of a $575,000 secured convertible promissory note. The Company received $500,000 in aggregate proceeds for the note in two tranches and recorded and original issue discount of $50,000 and debt financing costs of $25,000. The original issue discount and the financing costs will be recognized as interest expense, ratably, over the life of the note. The note bears interest at a rate of 10% per annum and matures on May 9, 2019. All unredeemed principal and accrued interest is payable upon maturity. The note contains standard and customary events of default including but not limited to: (i) failure to make payments when due under the note, and (ii) bankruptcy or insolvency of the Company. In the event of default the interest rate increases to 22% per annum. The note is secured by a junior security interest on the Company's headquarters building, located in Thornton, Colorado. There are no registration rights applicable to this agreement.

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

On November 5, 2018, the Company entered into a third securities purchase agreement with St. George, for the private placement of a $1,220,000 secured convertible promissory note. On November 7, 2018, the Company received $200,000 of gross proceeds from the offering of the note. The Company may receive additional cash proceeds of up to an aggregate of $800,000 through cash payments made from time to time by St George of principal and interest under the eight St. George notes. The aggregate principal amount of the note is divided into nine tranches, which tranches correspond to (i) the cash funding received on November 7, 2018 and (ii) the principal amounts of the eight St. George notes. As of December 31, 2018, the Company had received an additional $400,000 in proceeds and had recorded $740,000 in principal related to the Company and St. George notes.

The Company recorded and original issue discounts of $120,000 and debt financing costs of $20,000, which will be recognized as interest expense, ratably, over the life of the note.

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

Item 14. Principal Accounting Fees and Services

PRINCIPAL ACCOUNTANTS

Fees for audit and related services by our accounting firm, Hein & Associates LLP, for the years ended December 31, 2018 and 2017 were as follows:

	2018	2017
Audit fees	$0	$138,239
Audit related fees	0	17,590
Total audit and audit related fees	$0	$155,829
Tax fees		0
All other fees		0
Total Fees	$0	$155,829

Audit fees for Hein & Associates LLP for fiscal year 2017 represent aggregate fees during the audit of the financial statements, interim reviews of the quarterly financial statements and consents and comfort letters.

On November 15, 2017, following the completion of the combination with Moss Adams, LLP, Hein & Associates, LLP (“Hein”) informed the Company of its resignation as the Company’s independent registered public accounting firm, effective immediately, which resignation was accepted by the audit committee of the Company's board of directors on November 16, 2017.

The reports of Haynie & Company on the financial statements of the Company for the fiscal year ended December 31, 2018 and from Hein for the fiscal year ending 2017 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, with the exception of providing a qualification as to the Company’s ability to continue as a going concern in the Company's financial statements for the fiscal years ended December 31, 2018 and December 31, 2017.

The decision to accept the resignation of Hein was approved by the Company’s audit committee and board of directors.

On December 14, 2017, the Company’s audit committee and board of directors approved the engagement of Haynie & Company as our new independent registered public accounting firm to audit and review the Company’s financial statements.

Fees for audit and related services by our accounting firm, Haynie & Company, for the years ended December 31, 2018 and 2017 were as follows:

	2018	2017
Audit fees	$223,000	$125,0000
Audit related fees	0	0
Total audit and audit related fees	$	$125,000
Tax fees	20,07575	0
All other fees	7,000	0
Total Fees	$245,400	$125,000

Audit fees for Haynie & Company for fiscal year 2018 and 2017 represents aggregate fees for the 2018 and 2017 annual audit of the financial statements.

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

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents were filed as part of the Annual Report on Form 10-K:

(1)	Financial Statements—No financial statements are filed with this Form 10-K/A. The financial statements and notes thereto were included as part of the 10-K filed with the SEC on April 16, 2019.

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

3.18	Certificate of Amendment to Series G Certificate of Designations (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed September 23, 2016)
3.19	Certificate of Amendment to Series F Certificate of Designations (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed October 11, 2016)

Exhibit No.	Description
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

10.17	Right to Receive Common Stock dated April 29, 2016 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed May 2, 2016)
10.18	Right to Receive Common Stock dated April 29, 2016 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed May 2, 2016)
10.19	Series G Securities Purchase Agreement dated April 29, 2016 (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed May 2, 2016
10.20	Series G Securities Purchase Agreement dated April 29, 2016 (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed May 2, 2016
10.21	Series H Securities Purchase Agreement dated June 9, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 9, 2016)
10.22	Series H Registration Rights Agreement dated June 9, 2016 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed June 9, 2016)
10.23†	Seventh Amended and Restated 2005 Stock Option Plan (incorporated by reference to Annex C of our definitive proxy statement dated April 22, 2016)†
10.24†	Seventh Amended and Restated 2008 Restricted Stock Plan Stock Option Plan Plan (incorporated by reference to Annex B of our definitive proxy statement dated April 22, 2016)†
10.25	Series I Securities Purchase Agreement dated July 26, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 28, 2016)
10.26	Form of 10% Convertible Note (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed September 14, 2016)
10.27	Exchange Agreement dated September 13, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 14, 2016)
10.28	Series J Securities Purchase Agreement dated September 19, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 23, 2016)
10.29	Securities Purchase Agreement for Notes dated October 5, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 11, 2016)
10.30	Note due December 5, 2016 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed October 11, 2016)
10.31	Note due January 3, 2017 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed October 11, 2016)
10.32	Note due February 3, 2017 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed October 11, 2016)
10.33	Exchange Agreement dated October 5, 2016 (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed October 11, 2016)

Exhibit No.	Description
10.34	Series J-1 Securities Purchase Agreement dated October 14, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 20, 2016)
10.35	Note dated December 2, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 8, 2016)
10.36	Note dated December 6, 2016 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed December 8, 2016)
10.37	Note dated December 13, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 19, 2016)
10.38	Note dated December 30, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 6, 2017)
10.39	Note dated January 10, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 17, 2017)
10.40	$300,000 Note dated January 16, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 20, 2017)
10.41	$700,000 Note dated January 17, 2017 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed January 20, 2017)
10.42	Securities Purchase Agreement dated January 19, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 24, 2017)
10.43	Note dated February 7, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 9, 2017)
10.44	Series K Securities Purchase Agreement dated February 8, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 14, 2017)
10.45	Note dated February 13, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 17, 2017)
10.46	$400,000 Note dated February 27, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March1, 2017)
10.47	Intellectual Property Disposal Agreement dated as of January 25, 2017 and effective February 23, 2017 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed March 1, 2017)
10.48	Note dated March 13, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 17, 2017)
10.49	Note dated March 24, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 29, 2017)
10.50	Note dated April 6, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 7, 2017)
10.51	Note dated April 21 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 24, 2017)
10.52	Forbearance and Settlement Agreement dated May 5, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 10, 2017)
10.53	Note dated May 8, 2017 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed May 10, 2017)
10.54	Form of Warrant (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 27, 2017)
10.55	Form of Warrant (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed August 11, 2017)
10.56	Securities Purchase Agreement dated September 8, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 14, 2017)
10.57	Note dated September 11, 2017 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed September 14, 2017)
10.58	Promissory Note Exchange Agreement dated September 13, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 20, 2017)
10.59	Note dated September 13, 2017 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed September 20, 2017)
10.60	Note dated October 31, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 8, 2017)

Exhibit No.	Description
10.61	Note dated November 16, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 22, 2017)
10.62	Note Purchase and Exchange Agreement dated November 30, 2017 (incorporated by reference to Exhibit 10.62 to our Annual Report on Form 10-K filed March 29, 2018)
10.63	Form of Secured Convertible Promissory Note - 36 month maturity (incorporated by reference to Exhibit 10.63 to our Annual Report on Form 10-K filed March 29, 2018)
10.64	Form of Secured Convertible Promissory Note - 12 month maturity (incorporated by reference to Exhibit 10.64 to our Annual Report on Form 10-K filed March 29, 2018)
10.65	Security Agreement dated November 30, 2017 (incorporated by reference to Exhibit 10.65 to our Annual Report on Form 10-K filed March 29, 2018)
10.66	Series J Securities Exchange Agreement dated December 6, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 12, 2017)
10.67	Note dated December 6, 2017 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed December 12, 2017)
10.68	Warrant dated December 15, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 20, 2017)
10.69	Unsecured Promissory Note dated January 31, 2018 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 2, 2018)
10.70	Unsecured Promissory Note dated January 31, 2018 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 2, 2018)
10.71	Amendment of Outstanding Convertible Notes dated May 1, 2018 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 7, 2018)
10.72	Securities Purchase Agreement dated May 8, 2018 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed August 20, 2018)
10.73	Secured Convertible Note dated May 8, 2018 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed August 20, 2018)
10.74	Unsecured Promissory Note dated June 6, 2018 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 12, 2018)
10.75	Secured Promissory Note dated July 6, 2018 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 12, 2018)
10.76	Unsecured Promissory Note dated July 24, 2018 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 30, 2018)
10.77	Exchange Agreement dated July 25, 2018 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 30, 2018)
10.78	Unsecured Convertible Exchange Note dated July 25, 2018 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on July 30, 2018)
10.79	Securities Purchase Agreement dated August 1, 2018 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 8, 2018)
10.80	Convertible Promissory Note dated August 1, 2018 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 8, 2018)
10.81	Securities Purchase Agreement dated August 29, 2018 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 10, 2018)
10.82
Convertible Promissory Note dated August 29, 2018 (incorporated by reference to Exhibit 10.82 Convertible Promissory Note dated August 29, 2018 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 10, 2018)

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
10.94
Convertible Promissory Note dated November 5, 2018 (incorporated by reference 10.95 Investor Notes (Numbered 1 through 8) each dated November 5, 2018 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 14, 2018)

10.95	Investor Notes (Numbered 1 through 8) each dated November 5, 2018 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 14, 2018)
10.96	Non-Convertible Promissory Note Dated December 31, 2018 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 3, 2019)
10.97	Unsecured Promissory Note dated January 11, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 15, 2019)
10.98	Securities Purchase Agreement Dated February 14, 2019 (incorporated by reference to Exhibit 10.98 to our Annual Report filed on April 16, 2019)
10.99	Convertible Promissory Note Dated February 14, 2019 (incorporated by reference to Exhibit 10.99 to our Annual Report filed on April 16, 2019)
10.100	GS Capital Partners Convertible Redeemable Note (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 28, 2019)
10.101	GS Capital Partners Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 28, 2019)
10.102	Securities Purchase Agreement Dated March 7, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 13, 2019)
10.103	Convertible Promissory Note Dated March 7, 2019 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 13, 2019)
10.104	Exchange Agreement I Dated March 11, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 15, 2019)
10.105	Convertible Promissory Note Dated March 11, 2019 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 15, 2019)
10.106	Exchange Agreement II Dated March 11, 2019 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 15, 2019)
10.107	Convertible Promissory Note Dated March 11, 2019 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on March 15, 2019)
10.108	Non-Convertible Promissory Note Dated March 11, 2019 (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on March 15, 2019)
10.109	Securities Purchase Agreement Dated March 13, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 22, 2019)
10.110	Secured Convertible Promissory Note Dated March 13, 2019 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 22, 2019)
23.1	Consent of Haynie & Company (incorporated by reference to Exhibit 23.1 to our Annual Report on Form 10-K filed April 16, 2019)
31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to our Annual Report on Form 10-K filed April 16, 2019)

Exhibit No.	Description
32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to our Annual Report on Form 10-K filed April 16, 2019)
101.INS	XBRL Instance Document (incorporated by reference to Exhibit 101.INS to our Annual Report on Form 10-K filed April 16, 2019)
101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH to our Annual Report on Form 10-K April 16, 2019)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL to our Annual Report on Form 10-K filed April 16, 2019)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF to our Annual Report on Form 10-K filed April 16, 2019)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to Exhibit 101.LAB to our Annual Report on Form 10-K filed April 16, 2019)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE to our Annual Report on Form 10-K filed April 16, 2019)

*	Filed herewith
CTR	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
†	Denotes management contract or compensatory plan or arrangement.
Item 16.	Form 10-K Summary None

ASCENT SOLAR TECHNOLOGIES, INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of April, 2019.

ASCENT SOLAR TECHNOLOGIES, INC.

By:	/S/ VICTOR LEE
Lee Kong Hian (aka Victor Lee) President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacities	Date

/S/ VICTOR LEE	President & Chief Executive Officer and a Director (principal executive officer, and principal financial officer and accounting officer)	April 29, 2019
Lee Kong Hian (aka Victor Lee)

/S/ AMIT KUMAR	Chairman of the Board of Directors	April 29, 2019
Amit Kumar, Ph.D.

/S/ TOMAS MARSH	Director	April 29, 2019
G. Thomas Marsh

/S/ KIM J. HUNTLEY	Director	April 29, 2019
Kim J. Huntley