Form 10-Q
period 2019-03-31
Ascent Solar Technologies, Inc.
filed 2019-05-29
CIK 1350102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from             to
Commission File No. 001-32919
______________________________________________________
Ascent Solar Technologies, Inc.
(Exact name of registrant as specified in its charter)
 _______________________________________________________

Delaware	20-3672603
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12300 Grant Street, Thornton, CO	80241
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number including area code: 720-872-5000
_________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common	ASTI	OTC

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
As of May 28, 2019, there were 580,889,727 shares of our common stock issued and outstanding.
ASCENT SOLAR TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q
Quarterly Period Ended March 31, 2019

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” that involve risks and uncertainties. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future net sales or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information and, in particular, appear under headings including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” When used in this Quarterly Report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “foresees,” “likely,” “may,” “should,” “goal,” “target,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements are based upon information available to us on the date of this Quarterly Report.

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this Quarterly Report in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Factors you should consider that could cause these differences are:

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

References to “we,” “us,” “our,” “Ascent,” “Ascent Solar” or the “Company” in this Quarterly Report mean Ascent Solar Technologies, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2019	December 31, 2018
ASSETS (substantially pledged)
Current Assets:
Cash and cash equivalents	$50,907	$18,159
Trade receivables, net of allowance of $45,794 and $45,644, respectively	55,616	165,160
Inventories, net	677,920	660,791
Prepaid expenses and other current assets	182,422	138,369
Total current assets	966,865	982,479
Property, Plant and Equipment:	36,621,187	36,621,187
Less accumulated depreciation and amortization	(32,256,329)	(32,207,829)
	4,364,858	4,413,358
Other Assets:
Patents, net of accumulated amortization of $381,385 and $363,533, respectively	846,708	862,429
Other non-current assets	33,123	34,061
	879,831	896,490
Total Assets	$6,211,554	$6,292,327
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$1,915,926	$2,318,655
Related party payables	270,052	270,740
Accrued expenses	1,714,667	1,562,435
Accrued interest	1,224,772	1,198,279
Notes payable	1,516,530	1,516,530
Current portion of long-term debt	354,885	349,093
Secured promissory notes, net of discount of $2,672,928 and $2,824,365, respectively	4,379,969	3,447,380
Promissory notes, net of discounts of $55,000 and $104,583, respectively	1,121,937	1,239,854
Convertible notes, net of discounts of $665,631 and $394,011, respectively	1,990,805	1,852,722
Embedded derivative liability	5,118,128	10,114,452
Total current liabilities	19,607,671	23,870,140
Long-term debt, net of current portion	4,938,046	5,028,969
Accrued Warranty Liability	27,839	29,114
Total Liabilities	24,573,556	28,928,223
Commitments and Contingencies	—	—
Stockholders’ Deficit:
Series A preferred stock, $.0001 par value; 750,000 shares authorized as of March 31, 2019 and December 31, 2018; 48,100 and 60,756 shares issued and outstanding as of March 31, 2019 and December 31, 2018 ($663,121 and $822,620 Liquidation Preference, respectively)	5	6
Common stock, $0.0001 par value, 20,000,000,000 shares authorized as of March 31, 2019 and December 31, 2018; 322,543,901 and 63,537,885 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	32,255	6,354
Additional paid in capital	396,896,969	395,889,712
Accumulated deficit	(415,291,231)	(418,531,968)
Total stockholders’ deficit	(18,362,002)	(22,635,896)
Total Liabilities and Stockholders’ Deficit	$6,211,554	$6,292,327
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended March 31,
	2019	2018
Revenues	$215,384	$377,511
Costs and Expenses
Cost of revenues (exclusive of depreciation shown below)	91,436	273,028
Research, development and manufacturing operations (exclusive of depreciation shown below)	489,063	1,173,035
Selling, general and administrative (exclusive of depreciation shown below)	508,375	934,591
Depreciation and amortization	66,352	101,712
Total Costs and Expenses	1,155,226	2,482,366
Loss from Operations	(939,842)	(2,104,855)
Other Income/(Expense)
Interest Expense	(2,826,248)	(1,343,730)
Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net	7,006,827	(984,461)
Total Other Income/(Expense)	4,180,579	(2,328,191)
Net Income (Loss)	$3,240,737	$(4,433,046)

Net Income (Loss) Per Share (Basic)	$0.02	$(0.40)
Net Income (Loss) Per Share (Diluted)	$0.001	$(0.40)
Weighted Average Common Shares Outstanding (Basic)	139,241,521	10,996,379
Weighted Average Common Shares Outstanding (Diluted)	3,591,903,040	10,996,379

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
Three Months Ended March 31, 2019
(unaudited)

	Common Stock		Series A Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2018	63,537,885	$6,354	60,756	$6	$395,889,712	$(418,531,968)	$(22,635,896)
Interest and Dividend Expense paid with Common Stock	17,938,692	1,794	—	—	83,817	—	85,611
Conversion of St.George Note into Common Shares	58,503,244	5,850	—	—	100,900	—	106,750
Conversion of Global Ichiban Note into Common Shares	9,595,327	960	—	—	114,040	—	115,000
Conversion of BayBridge Note into Common Shares	46,461,277	4,646	—	—	85,854	—	90,500
Conversion of Bellridge Note into Common Shares	36,166,781	3,617	—	—	61,999	—	65,616
Conversion of PowerUp Note into Common Shares	90,340,694	9,034	—	—	173,466	—	182,500
Conversion of Series A Preferred Stock into Common Stock	1	—	(12,656)	(1)	1	—	—
Loss on Extinguishment of Liabilities	—	—	—	—	382,834	—	382,834
Stock based compensation	—	—	—	—	4,346	—	4,346
Net Loss	—	—	—	—	—	3,240,737	3,240,737
Balance, March 31, 2019	322,543,901	$32,255	48,100	$5	$396,896,969	$(415,291,231)	$(18,362,002)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
Three Months Ended March 31, 2018
(unaudited)

	Common Stock		Series A Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2017	9,606,677	$961	60,756	$6	$387,292,174	$(402,495,476)	$(15,202,335)
Interest and Dividend Expense paid with Common Stock	81,242	8	—	—	20,709	—	20,717
Conversion of St.George Note into Common Shares	187,500	19	—	—	74,981	—	75,000
Conversion of Global Ichiban Note into Common Shares	2,450,980	245	—	—	1,249,755	—	1,250,000
Conversion of BayBridge Note into Common Shares	411,765	41	—	—	104,959	—	105,000
Loss on Extinguishment of Liabilities	—	—	—	—	433,375	—	433,375
Stock based compensation	—	—	—	—	14,324	—	14,324
Net Loss	—	—	—	—	—	(4,433,046)	(4,433,046)
Balance, March 31, 2018	12,738,164	$1,274	60,756	$6	$389,190,277	$(406,928,522)	$(17,736,965)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	March 31,
	2019	2018
Operating Activities:
Net Income (loss)	$3,240,737	$(4,433,046)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	66,352	101,712
Stock based compensation	4,346	14,324
Amortization of financing costs	14,856	3,333
Non-cash interest expense	984,829	222,648
Amortization of debt discount	1,360,322	1,011,109
Bad debt expense	130	—
Write off Enerplex Patents	—	59,153
Warranty reserve	(1,275)	(6,345)
Change in fair value of derivatives and loss on extinguishment of liabilities, net	(7,006,827)	984,461
Changes in operating assets and liabilities:
Accounts receivable	109,414	(1,326)
Inventories	(17,129)	(36,465)
Prepaid expenses and other current assets	(47,171)	(29,852)
Accounts payable	(323,710)	244,975
Related party payable	(688)	5,927
Accrued expenses	301,693	258,837
Accrued interest	152,232	105,811
Net cash used in operating activities	(1,161,889)	(1,494,744)
Investing Activities:
Patent activity costs	(2,131)	(6,502)
Net cash used in investing activities	(2,131)	(6,502)
Financing Activities:
Proceeds from debt	1,201,768	1,530,000
Repayment of debt	—	(30,261)
Payment of debt financing costs	(5,000)	—
Net cash provided by financing activities	1,196,768	1,499,739
Net change in cash and cash equivalents	32,748	(1,507)
Cash and cash equivalents at beginning of period	18,159	89,618
Cash and cash equivalents at end of period	$50,907	$88,111

Supplemental Cash Flow Information:
Cash paid for interest	$20,741	$106,617
Cash paid for income taxes	$—	$—

Non-Cash Transactions:
Non-cash conversions of preferred stock and convertible notes to equity	$645,977	$1,430,000
Non-cash financing costs	$10,800	$—
Interest converted to principal	$171,152	$96,120
Initial embedded derivative liabilities	$2,229,187	$1,151,162
Promissory notes converted to convertible notes	$235,000	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been derived from the accounting records of Ascent Solar Technologies, Inc., Ascent Solar (Asia) Pte. Ltd., and Ascent Solar (Shenzhen) Co., Ltd. (collectively, "the Company") as of March 31, 2019 and December 31, 2018, and the results of operations for the three months ended March 31, 2019 and 2018. Ascent Solar (Shenzhen) Co., Ltd. is wholly owned by Ascent Solar (Asia) Pte. Ltd., which is wholly owned by Ascent Solar Technologies, Inc. All significant inter-company balances and transactions have been eliminated in the accompanying consolidated financial statements.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

ASCENT SOLAR TECHNOLOGIES, INC.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were described in Note 3 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. There have been no significant changes to our accounting policies as of March 31, 2019.

Recently Adopted or to be Adopted Accounting Policies

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize all leases, including operating leases, on the balance sheet as a lease asset or lease liability, unless the lease is a short-term lease. ASU 2016-02 also requires additional disclosures regarding leasing arrangements. ASU 2016-02 is effective for interim periods and fiscal years beginning after December 15, 2018, and early application is permitted. The Company has evaluated the adoption of this guidance and has determined there is no material impact on its consolidated financial statements because the Company does not have any leases at the date of the adoption.

In July 2017, the FASB issued ASU No. 2017-11 Part I, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). ASU 2017-11 Part I changes the classification analysis of certain equity linked financial instruments with down round features. ASU 2017-11 Part I is effective, for public business entities, for interim periods and fiscal years beginning after December 15, 2018, and early application is permitted. The adoption of this guidance did not have a material impact on its consolidated financial statements.

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

Other new pronouncements issued but not effective as of March 31, 2019 are not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 4. LIQUIDITY, CONTINUED OPERATIONS, AND GOING CONCERN

During the three months ended March 31, 2019 and the year ended December 31, 2018, the Company entered into multiple financing agreements to fund operations. Further discussion of these transactions can be found in Notes 8, 9, 10, 11, 12, and 16.

The Company has continued limited PV production at its manufacturing facility. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented its product strategy. During the three months ended March 31, 2019 the Company used $1,161,889 in cash for operations. The Company's primary significant long term cash obligation consists of a note payable of $5,292,931 to a financial institution secured by a mortgage on its headquarters and manufacturing building in Thornton, Colorado. Total payments of approximately $693,611, including principal and interest, will come due in the remainder of 2019.

On April 12, 2019, the Company entered into an agreement for the sale of its Thornton, Colorado building at a gross sales price of $13 million.  The closing of the transaction, which is subject to customary closing conditions, is expected to close in the third quarter of 2019.

Additional projected product revenues are not anticipated to result in a positive cash flow position for the next twelve months overall and, as of March 31, 2019, the Company has negative working capital. As such, cash liquidity sufficient for the next twelve months will require additional financing.

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

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

The following table summarizes property, plant and equipment as of March 31, 2019 and December 31, 2018:

	As of March 31,	As of December 31,
	2019	2018
Building	$5,828,960	$5,828,960
Furniture, fixtures, computer hardware and computer software	489,421	489,421
Manufacturing machinery and equipment	30,302,806	30,302,806
Depreciable property, plant and equipment	36,621,187	36,621,187
Less: Accumulated depreciation and amortization	(32,256,329)	(32,207,829)
Net property, plant and equipment	$4,364,858	$4,413,358

The Company analyzes its long-lived assets for impairment, both individually and as a group, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

Depreciation expense for the three months ended March 31, 2019 and 2018 was $48,500 and $58,736, respectively. Depreciation expense is recorded under “Depreciation and amortization expense” in the Condensed Consolidated Statements of Operations.

NOTE 6. INVENTORIES
Inventories, net of reserves, consisted of the following at March 31, 2019 and December 31, 2018:

	As of March 31,	As of December 31,
	2019	2018
Raw materials	$677,920	$660,791
Work in process	—	—
Finished goods	—	—
Total	$677,920	$660,791

NOTE 7. NOTES PAYABLE

On February 24, 2017, the Company entered into an agreement with a vendor to convert the balance of their account into three notes payable in the aggregate amount of $765,784. The notes bear interest of 6% per annum and matured on February 24, 2018; all outstanding principal and accrued interest is due and payable upon maturity. On June 5, 2018, the Company entered into another agreement with the same vendor to convert the balance of their account into a fourth note payable with a principal amount of $308,041, this note also bears interest at a rate of 6% per annum, and matured on July 31, 2018. As of March 31, 2019, the Company had not made any payments on these notes; the total outstanding principal and accrued interest were $1,073,825 and $112,988, respectively, and the note is due upon demand.

ASCENT SOLAR TECHNOLOGIES, INC.

On June 30, 2017, the Company entered into an agreement with a vendor to convert the balance of their account into a note payable in the amount of $250,000. The note bears interest of 5% per annum and matured on February 28, 2018. As of March 31, 2019, the Company had not made any payments on this note, the accrued interest was $21,883, and the note is due upon demand.

On September 30, 2017, the Company entered into a settlement agreement with a customer to convert the credit balance of their account into a note payable in the amount of $215,234. The note bears interest of 5% per annum and matured on September 30, 2018. The Company has not made the monthly payments of $18,426 that were to commence on October 30, 2017; as of March 31, 2019, the company had paid principal of $22,529 and interest of $897, and the note is due upon demand. The remaining principal and interest balances, as of March 31, 2019, were $192,705 and $14,214, respectively.

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

On November 1, 2016, the Company and the CHFA agreed to modify the original agreement described above with the addition of a forbearance period. Per the modification agreement, no payments of principal and interest shall be due under the note during the forbearance period commencing on November 1, 2016 and continuing through April 1, 2017. The amount of interest that should have been paid by the Company during the forbearance period in the total amount of $180,043 was added to the outstanding principal balance of the note. As a result, on May 1, 2017, the principal balance of the note was $5,704,932. Commencing on May 1, 2017, the monthly payments of principal and interest due under the note resumed at $57,801, and the Company shall continue to make such monthly payments over the remaining term of the note ending in February 2028.

On August 24, 2018, the Company and the CHFA agreed to modify the original agreement with an additional forbearance period. Per the modification agreement, no payments of principal shall be due under the note during the forbearance period commencing on June 1, 2018 and continuing through November 30, 2018. For each month of forbearance, partial interest of $15,000 per month was paid, and the remaining unpaid interest of the forbearance period of $84,187 was added to the outstanding principal balance of the note. As a result, on December 1, 2018, the principal balance of the note will be $5,434,042 and monthly payments of principal and interest of $57,801 will resume, continuing through the remaining term of the note ending in February 2028.

The outstanding principal balance of the Permanent Loan was $5,292,931 and $5,378,062 as of March 31, 2019 and December 31, 2018, respectively.

As of March 31, 2019, remaining future principal payments on long-term debt are due as follows:

2019	$263,962
2020	$372,843
2021	$398,209
2022	$425,301
2023	$454,235
Thereafter	$3,378,381
$5,292,931

As of March 31, 2019, the Company had not made its regularly monthly payments and five months of payments were outstanding in the Company's Accounts Payable. The Accounts Payable balance was $289,004 as of March 31, 2019, representing $141,112 in loan principal and $147,892 in loan interest.

ASCENT SOLAR TECHNOLOGIES, INC.

On April 12, 2019, the Company entered into an agreement for the sale of its Thornton, Colorado building at a gross sales price of $13 million.  The closing of the transaction, which is subject to customary closing conditions, is expected to close in the third quarter of 2019.

NOTE 9. SECURED PROMISSORY NOTE

The following table provides a summary of the activity of the Company's secured notes:

	Global Ichiban	St. George	Total
Secured Notes Principal Balance at December 31, 2017	$4,557,227	$—	$4,557,227
New notes	1,935,000	1,315,000	3,250,000
Note conversions	(1,426,000)	—	(1,426,000)
Interest converted to principal	140,518	—	140,518
Note assignments	(250,000)	—	(250,000)
Secured Notes Principal Balance at December 31, 2018	4,956,745	1,315,000	6,271,745
Less: remaining discount	(2,012,698)	(811,667)	(2,824,365)
Secured Notes, net of discount, at December 31, 2018	2,944,047	503,333	3,447,380
New notes	—	725,000	725,000
Note conversions	(115,000)	—	(115,000)
Interest converted to principal	171,152	—	171,152
Secured Notes Principal Balance at March 31, 2019	5,012,897	2,040,000	7,052,897
Less: remaining discount	(1,608,345)	(1,064,583)	(2,672,928)
Secured Notes, net of discount, at March 31, 2019	$3,404,552	$975,417	$4,379,969

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

Of the notes issued on November 30, 2017, $3,359,539 aggregate principal amount will mature on December 15, 2020. Principal and interest was originally to be payable in 36 equal monthly installments of $111,585 beginning January 15, 2018. As of March 31, 2019, principal of $1,541,000 was converted into 13,081,603 shares of common stock, and $311,670 of interest was converted to principal. The remaining note is payable in 22 equal monthly installments of $107,990 beginning February 15, 2019. The Company has not made the payments as outlined in the agreement, this note is due upon demand.

ASCENT SOLAR TECHNOLOGIES, INC.

The following table summarizes the conversion activity of this note:

Conversion Period	Principal Converted	Interest Converted	Common Shares Issued
Q1 2018	$1,250,000	$—	2,450,981
Q2 2018	$176,000	$—	1,035,295
Q1 2019	$115,000	$—	9,595,327
	$1,541,000	$—	13,081,603

Of the notes issued on November 30, 2017, $697,688 aggregate principal amount matured on November 30, 2018. Principal and interest on these notes are due upon demand.

The $2,000,000 aggregate principal amount of notes, issued in eight tranches, will mature on the first anniversary of the respective issuance date. Principal and interest will be payable upon maturity; for the maturity dates that have passed, the note is due upon demand. As of March 31, 2019, the closing dates, closing amounts, and maturity dates on completed note tranches are as follows:

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

On October 18, 2018, Global sold one of its notes to another investor. As a result of this sale, $250,000 in principal and $26,466 of accrued interest were assigned to the new investor and is no longer considered secured debt. Please refer to Note 11 for further discussion of this assignment. This note is redeemable in stock, at the discretion of the Company, under the same conversion terms described above.

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

ASCENT SOLAR TECHNOLOGIES, INC.

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

As of March 31, 2019, the aggregate principal and interest balance of the Notes were $5,012,897 and $432,254, respectively.

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

The following table summarizes the derivative liability transactions for these notes:

Derivative Liability Balance as of December 31, 2018	$3,533,861
Change in fair value of derivative liability	(1,858,961)
Derivative Liability Balance as of March 31, 2019	$1,674,900

Due to the varying terms and varying issue dates, the tranches of this instrument were broken into five separate instruments for valuation purposes.

1)	The first valuation was done on the November 30, 2017 note with term of three years. The derivative value of this note was $1,764,068 as of December 31, 2018.

2)	The second valuation was done on the group of notes dated November 30, 2017, that had a term of one year. The derivative value of this group of notes was $418,965 as of December 31, 2018.

3)	The third valuation was done on the note dated December 28, 2017, which had a term of one year. The derivative value of this note was $150,126 on December 31, 2018.

4)	The fourth valuation was done for the notes dated in the first quarter of 2018, which had a term of one year. The derivative value of this note was $900,757 on December 31, 2018.

5)	The fifth valuation was done for the notes dated in the fourth quarter of 2018, which had a term of one year. The derivative value of this note was $299,945 on December 31, 2018.

The derivative liability associated with the notes is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At March 31, 2019, the Company conducted a fair value assessment of the embedded derivative associated with the three valuation groups discussed above.

1) For the November 30, 2017 3yr note: Management conducted a fair value assessment with the following assumptions: annual volatility of 63%, present value discount rate of 12%, and a dividend yield of 0% as of March 31, 2019. As a result of the fair value assessment, the Company recorded a net gain of $522,328 as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect the fair value of the embedded derivative of $1,241,740 as of March 31, 2019.

2)
For the November 30, 2017 1yr notes: Management conducted a fair value assessment with the following assumptions: annual volatility of 72% present value discount rate of 12% and a dividend yield of 0% as of March 31, 2019. As a result of the fair value assessment, the Company recorded a net gain of $296,790 as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect the fair value of the embedded derivative of $122,175 as of March 31, 2019.

3)
For the December 28, 2017 1yr note: Management conducted a fair value assessment with the following assumptions: annual volatility of 72%, present value discount rate of 12%, and a dividend yield of 0% as of March 31, 2019. As a result of the fair value assessment, the Company recorded a net gain of $106,347 as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect the fair value of the embedded derivative of $43,779 as of March 31, 2019.

ASCENT SOLAR TECHNOLOGIES, INC.

4)
For the first quarter 2018 1yr notes: Management conducted a fair value assessment with the following assumptions: annual volatility of 72%, present value discount rate of 12%, and a dividend yield of 0% as of March 31, 2019. As a result of the fair value assessment, the Company recorded a net gain of $638,085 as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect the fair value of the embedded derivative of $262,672 as of March 31, 2019.

5)
For the fourth quarter 2018 1yr notes: Management conducted a fair value assessment with the following assumptions: annual volatility of 50%, present value discount rate of 12%, and a dividend yield of 0% as of March 31, 2019. As a result of the fair value assessment, the Company recorded a net gain of $295,411 as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect the fair value of the embedded derivative of $4,534 as of March 31, 2019.

The total cumulative net gain for the three months ended March 31, 2019 was $1,858,961 to reflect a total derivative liability of $1,674,900 as of March 31, 2019.

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

On November 5, 2018, the Company entered into a second securities purchase agreement with St. George, for the private placement of a $1,220,000 secured convertible promissory note ("Company Note"). On November 7, 2018, the Company received $200,000 of gross proceeds from the offering of the Company Note. In addition, the Company received additional consideration for the Company Note in the form of eight separate promissory notes of St. George (the “Investor Notes”) having an aggregate principal amount of $800,000. The Company may receive additional cash proceeds of up to an aggregate of $800,000 through cash payments made from time to time by St George of principal and interest under the eight Investor Notes. The aggregate principal amount of the Company Note is divided into nine tranches, which tranches correspond to (i) the cash funding received on November 5, 2018 and (ii) the principal amounts of the eight Investor Notes. As of March 31, 2019, the Company had received an additional $400,000 in proceeds and had recorded $1,220,000 in principal related to the Company and Investor Notes. The Company recorded original issue discounts of $200,000 and debt financing costs of $20,000, which will be recognized as interest expense, ratably, over the life of the note. As of March 31, 2019, the closing dates, closing amounts, and proceeds on completed Note tranches are as follows:

ASCENT SOLAR TECHNOLOGIES, INC.

Closing Date	Closing Amount	Proceeds
11/7/2018	$260,000	$200,000
11/19/2018	$120,000	$100,000
11/30/2018	$120,000	$100,000
12/7/2018	$120,000	$100,000
12/17/2018	$120,000	$100,000
1/3/2019	$120,000	$100,000
1/17/2019	$120,000	$100,000
1/30/2019	$120,000	$100,000
2/8/2019	$120,000	$100,000

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

On March 13, 2019, the Company entered into a third securities purchase agreement with St. George, for the private placement of a $365,000 secured convertible promissory note ("Third Note"). The Company may receive $300,000 in proceeds under the Third Note, and as of March 13, 2019, the Company had received $200,000 and had recorded $245,000 in principal related to the Third Note. The Company recorded original issue discounts of $40,000 and debt financing costs of $5,000, which will be recognized as interest expense, ratably, over the life of the note. As of March 31, 2019, the closing dates, closing amounts, and proceeds on completed Note tranches are as follows:

Closing Date	Closing Amount	Proceeds
3/15/2019	$125,000	$100,000
3/22/2019	$120,000	$100,000

The Note bears interest at a rate of 10% per annum and matures on March 13, 2020. All unredeemed principal and accrued interest is payable upon maturity. The Notes contain standard and customary events of default including but not limited to: (i) failure to make payments when due under the note, and (ii) bankruptcy or insolvency of the Company. In the event of default the interest rate increases to 22% per annum. The Notes are secured by a security interest on the Company's headquarters building, located in Thornton, Colorado. There are no registration rights applicable to this agreement.

Beginning in early September 2019, St. George shall have the option to redeem all or a portion of the amounts outstanding under the Company Note. At St. George's option, redemption amounts are payable by the Company in cash or in the form of shares of the common stock. Conversions into common stock shall be calculated using a variable conversion price equal to 60% of the average of the two lowest closing bid price for the shares over the prior 10 day trading period immediately preceding the conversion.

Shares of common stock may not be issued pursuant to these notes if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 9.99% of the outstanding shares of common stock.

As of March 31, 2019, the aggregate principal and interest balance of the Notes were $2,040,000 and $87,885, respectively.

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

The following table summarizes the derivative liability transactions for these notes:

Derivative Liability Balance as of December 31, 2018	$3,292,692
Additional derivative liability on new notes	1,467,197
Change in fair value of derivative liability	(2,471,594)
Derivative Liability Balance as of March 31, 2019	$2,288,295

Due to the varying terms and varying issue dates, the tranches of this instrument were broken into three separate instruments for valuation purposes.

1)	The first valuation was done on the May 8, 2018 note with term of one year. The derivative value of this note was $1,568,730 as of December 31, 2018.

2)
The second valuation was done on the November 5, 2018 notes with term of one year. The derivative value of this note was $1,723,962 as of December 31, 2018. For the tranches of this note that were received in Q1 2019, the Company conducted an initial valuation. Although the notes were entered into at various dates, we used a weighted average date of January 22, 2019 for a combined valuation purpose. Management's analysis, using the following assumptions: annual volatility of 79%, present value discount rate of 12%, and a dividend yield of 0%, resulted in a fair value of the embedded derivative associated with these Notes of $469,686 as of January 22, 2019. The fair value of the derivative was greater than the face value at issuance and the difference of $69,686 was charged to interest expense at issuance. The remaining debt discount of $400,000 will be charged to interest expense ratably over the life of the note.

3)
The third valuation was done on the March 13, 2019 notes with a term of one year. For the Q1 2019 tranches received, the Company conducted an initial valuation. Although the notes were entered into at various dates, we used a weighted average issuance date of March 18, 2019 for a combined valuation purpose. Management's analysis, using the following assumptions: annual volatility of 80%, present value discount rate of 12%, and a dividend yield of 0%, resulted in a fair value of the embedded derivative associated with these Notes of $997,511 as of March 18, 2019. The fair value of the derivative was greater than the face value at issuance and the difference of $797,511 was charged to interest expense at issuance. The remaining debt discount of $200,000 will be charged to interest expense ratably over the life of the note.

The derivative liability associated with the notes is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At March 31, 2019, the Company conducted a fair value assessment of the embedded derivative associated with the two valuation groups discussed above.

1)
For the May 2018 note: Management conducted a fair value assessment with the following assumptions: annual volatility of 35%, present value discount rate of 12%, and a dividend yield of 0% as of March 31, 2019. As a result of the fair value assessment, the Company recorded a gain of $1,291,447 as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect the fair value of the embedded derivative of $277,283 as of March 31, 2019.

2)
For the November 5, 2018 notes: Management conducted a fair value assessment with the following assumptions: annual volatility of 92%, present value discount rate of 12%, and a dividend yield of 0% as of March 31, 2019. As a result of the fair value assessment, the Company recorded a gain of $607,408 as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect the fair value of the embedded derivative of $1,586,240 as of March 31, 2019.

3)
For the March 13, 2019 notes: Management conducted a fair value assessment with the following assumptions: annual volatility of 82%, present value discount rate of 12%, and a dividend yield of 0% as of March 31, 2019. As a result of the fair value assessment, the Company recorded a gain of $572,739 as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect the fair value of the embedded derivative of $424,772 as of March 31, 2019.

ASCENT SOLAR TECHNOLOGIES, INC.

The total cumulative net loss for the three months ended March 31, 2019 was $2,471,594 to reflect a total derivative liability of $2,288,295 as of March 31, 2019.

Subsequent to the date of this report, the Company conducted additional secured transactions with St. George. Please refer to Note 15 for more information.

NOTE 10. PROMISSORY NOTES

The following table provides a summary of the activity of the Company's non-convertible, unsecured, promissory notes:

	Investor 1	Investor 2	Total
Promissory Notes Principal Balance at December 31, 2017	$494,437	$200,000	$694,437
New notes	—	850,000	850,000
Notes exchanged	—	(200,000)	(200,000)
Promissory Notes Principal Balance at December 31, 2018	494,437	850,000	1,344,437
Less: remaining discount	—	(104,583)	(104,583)
Promissory Notes, net of discount, at December 31, 2018	$494,437	$745,417	$1,239,854
New notes	—	67,500	67,500
Notes exchanged	—	(235,000)	(235,000)
Promissory Notes Principal Balance at March 31, 2019	494,437	682,500	1,176,937
Less: remaining discount	—	(55,000)	(55,000)
Promissory Notes, net of discount, at March 31, 2019	$494,437	$627,500	$1,121,937

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

As of March 31, 2019, $205,563 of principal and $45,414 of interest had been paid on this note. The outstanding principal and accrued interest balances on the note as of March 31, 2019 were $494,437 and $101,089, respectively.

Offering of Unsecured, Non-Convertible Notes to Investor 2

On June 6, 2018, the Company initiated a second non-convertible, unsecured promissory note with Investor 2 for an aggregate principal amount of $315,000. The promissory note was issued with an original issue discount of $55,000, which will be recorded as interest expense ratably over the term of the note, resulting in proceeds to the company of $260,000, that was received in several tranches between February 2018 and April 2018. This note bears interest at 12% per annum and matures on June 6, 2019. All principal and interest is payable upon maturity. As of March 31, 2019, the remaining principal and interest on on this note were $315,000 and $36,420, respectively.

On July 24, 2018, the Company initiated a third non-convertible, unsecured promissory note with Investor 2 for an aggregate principal amount of $115,000. The promissory note was issued with an original issue discount of $27,500, which will be recorded as interest expense ratably over the term of the note, resulting in proceeds to the company of $87,500, which was received in several tranches between May 2018 and June 2018. This note bears interest at 12% per annum and matures on January 24, 2019. Please see exchange note below.

ASCENT SOLAR TECHNOLOGIES, INC.

On September 10, 2018, the Company initiated a fourth non-convertible, unsecured promissory note with Investor 2 for an aggregate principal amount of $120,000. The promissory note was issued with an original issue discount of $20,000, which will be recorded as interest expense ratably over the term of the note, resulting in proceeds to the company of $100,000, which was received in several tranches between June 2018 and September 2018. This note bears interest at 12% per annum and matures on March 10, 2019. Please see exchange note below.

On December 31, 2018, the Company initiated a fifth non-convertible, unsecured promissory note with Investor 2 for an aggregate principal amount of $300,000. The promissory note was issued with an original issue discount of $75,000, which will be recorded as interest expense ratably over the term of the note, resulting in proceeds to the company of $225,000, which was received in several tranches between September 2018 and December 2018. This note bears interest at 12% per annum and matures on June 30, 2019. All principal and interest is payable upon maturity. As of March 31, 2019, the remaining principal and interest on on this note were $300,000 and $13,954, respectively.

On March 11, 2019, the Company initiated a sixth non-convertible, unsecured promissory note with Investor 2 for an aggregate principal amount of $60,000. The promissory note was issued with an original issue discount of $10,000, which will be recorded as interest expense ratably over the term of the note, resulting in proceeds to the company of $50,000, which was received in several tranches between January 2019 and March 2019. This note bears interest at 12% per annum and matures on September 11, 2019. All principal and interest is payable upon maturity. As of March 31, 2019, the remaining principal and interest on on this note were $60,000 and $847, respectively.

Exchange of Promissory Notes for Convertible Notes

On March 11, 2019, the Company entered into two new securities exchange agreements with Investor 2. Pursuant to the terms of the exchange agreements, Investor 2 agreed to surrender and exchange two promissory notes in exchange for two convertible notes. The first promissory note had a principal balance of $115,000 and an accrued interest balance of $10,607; and the second promissory note has a principal balance of $120,000 and an accrued interest balance of $7,829. See Note 11 for further discussion on the new convertible notes.

As of March 31, 2019, the aggregate outstanding principal and interest for Investor 2 was $682,500 and $51,254, respectively. Also, as of March 31, 2019, Investor 2 had provided the Company with an additional $7,500 in proceeds which had not yet been documented into a note.

Subsequent to the date of this report, the Company conducted additional transactions with promissory notes. Please refer to Note 15 for more information.

ASCENT SOLAR TECHNOLOGIES, INC.

NOTE 11. CONVERTIBLE NOTES

The following table provides a summary of the activity of the Company's unsecured, convertible, promissory notes:

	Principal Balance 12/31/2017	New Notes	Notes assigned or exchanged	Notes converted	Principal Balance 12/31/2018	Less: Discount Balance	Net Principal Balance 12/31/18
October 2016 Notes	$330,000	$—	$—	$—	$330,000	$—	$330,000
St. George Notes	1,705,833	—	—	(606,600)	1,099,233	(96,177)	1,003,056
BayBridge Notes	565,000	—	270,000	(772,500)	62,500	(62,100)	400
Bellridge Notes	—	150,000	550,000	(245,000)	455,000	(123,360)	331,640
Power Up Notes	—	225,000	—	—	225,000	(110,621)	114,379
EMA Note	—	75,000	—	—	75,000	(1,753)	73,247
	$2,600,833	$450,000	$820,000	$(1,624,100)	$2,246,733	$(394,011)	$1,852,722

	Principal Balance 12/31/2018	New Notes	Notes assigned or exchanged	Notes converted	Principal Balance 3/31/2019	Less: Discount Balance	Net Principal Balance 3/31/19
October 2016 Notes	$330,000	$—	$—	$—	$330,000	$—	$330,000
St. George Notes	1,099,233	—	—	(106,750)	992,483	—	992,483
BayBridge Notes	62,500	—	310,000	(90,500)	282,000	(269,500)	12,500
Bellridge Notes	455,000	—	—	(65,615)	389,385	(64,359)	325,026
Power Up Notes	225,000	107,000	—	(182,500)	149,500	(104,547)	44,953
EMA Note	75,000	—	(75,000)	—	—	—	—
Widjaja Note	—	330,000	—	—	330,000	(164,725)	165,275
GS Capital Notes	—	108,068	75,000	—	183,068	(62,500)	120,568
	$2,246,733	$545,068	$310,000	$(445,365)	$2,656,436	$(665,631)	$1,990,805

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

ASCENT SOLAR TECHNOLOGIES, INC.

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

Outstanding principal and accrued interest on the convertible notes were $330,000 and $49,885, respectively as of March 31, 2019.

Pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion option in the convertible notes were deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. As of December 31, 2018, the fair value of the derivative liability was $876,481.

The following table summarizes the derivative liability transactions for this note:

Derivative Liability Balance as of December 31, 2018	$876,481
Additional derivative liability on new notes	—
Change in fair value of derivative liability	(481,408)
Derivative Liability Balance as of March 31, 2019	$395,073

The derivative liability associated with the convertible notes is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At March 31, 2019, the Company conducted a fair value assessment of the embedded derivative associated with the convertible notes. As a result of the fair value assessment, the Company recorded a $481,408 gain as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations for the three months ended March 31, 2019, to properly reflect the fair value of the embedded derivative of $395,073 as of March 31, 2019.

The fair value measurements rely primarily on company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with the convertible notes approximates management’s estimate of the fair value of the embedded derivative liability at March 31, 2019 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 72%, present value discount rate of 12%, and dividend yield of 0%.

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

This note matured on March 11, 2019. The note does not bear interest in the absence of an event of default. The note is due upon demand and an interest rate has not been designated by St. George.

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

ASCENT SOLAR TECHNOLOGIES, INC.

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

On May 1, 2018, effective as of April 3, 2018, in lieu of making the December 2017 through March 2018 cash payments, the the Company agreed to amend the variable conversion price formula outlined in the securities purchase agreement. As amended, payments in the form of shares would be calculated using a variable conversion price equal to the lower of (i) 60% of the lowest VWAP for the shares during the prior five trading days or (ii) the closing bid price for the shares on the prior trading day.

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

As of March 31, 2019, cash payments of $191,667 had been made on the convertible note, and $713,350 had been converted into 74,352,901 shares of the Company's common stock. The remaining balance on the note was $992,483 as of March 31, 2019. The following table summarizes the conversion activity of this note:

Conversion Period	Principal Converted	Common Shares Issued
Q1 2018	$75,000	187,500
Q2 2018	$316,600	2,082,778
Q3 2018	$102,500	3,142,333
Q4 2018	$112,500	10,437,046
Q1 2019	$106,750	58,503,244
	$713,350	74,352,901

Pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion option in the convertible note was deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible note issuance and appropriately recorded that value as a derivative liability. As of December 31, 2018, the derivative liability was $1,060,000.

The following table summarizes the derivative liability transactions for this note:

Derivative Liability Balance as of December 31, 2018	$1,060,000
Change in fair value of derivative liability	(909,567)
Derivative Liability Balance as of March 31, 2019	$150,433

ASCENT SOLAR TECHNOLOGIES, INC.

The derivative liability associated with the convertible note is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At March 31, 2019, the Company conducted a fair value assessment of the embedded derivative associated with the convertible note. As a result of the fair value assessment, the Company recorded a $909,567 gain as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations for the three months ended March 31, 2019, to properly reflect the fair value of the embedded derivative of $150,433 as of March 31, 2019.

The fair value measurements rely primarily on company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with the convertible note approximates management’s estimate of the fair value of the embedded derivative liability at March 31, 2019 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 52%, present value discount rate of 12%, and dividend yield of 0%.

BayBridge Convertible Note

On September 7, 2018, the Company, entered into an securities exchange agreement (“Exchange Agreement 2”) with Baybridge.

Pursuant to the terms of Exchange Agreement 2, BayBridge agreed to surrender and exchange an outstanding promissory note with a principal balance of $200,000, plus accrued interest of $16,800, for a convertible note with an aggregate principal amount of $270,000 and an original issue discount of $53,200 (“Exchange Note 2”).

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

As of March 31, 2019, Exchange Note 2 had been converted in full.

On March 11, 2019, as described in Note 10, the Company, entered into two additional securities exchange agreements (“Exchange Agreements 3 & 4”) with Baybridge.

Pursuant to the terms of Exchange Agreement 3, BayBridge agreed to surrender and exchange an outstanding promissory notes with a principal balance of $115,000, plus accrued interest of $10,607, for a convertible note with an aggregate principal amount of $150,000 and an original issue discount of $24,393 (“Exchange Note 3”).

Pursuant to the terms of Exchange Agreement 4, BayBridge agreed to surrender and exchange an outstanding promissory notes with a principal balance of $120,000, plus accrued interest of $7,829, for a convertible note with an aggregate principal amount of $160,000 and an original issue discount of $32,171 (“Exchange Note 4”).

Exchange Notes 3 & 4 are unsecured, have no applicable registration rights, bear interest at a rate of 12% per annum, mature on March 11, 2020 and contain standard and customary events of default including but not limited to: (i) failure to make payments when due under the Exchange Note, and (ii) bankruptcy or insolvency of the Company. Principal and interest are payable upon maturity.

BayBridge shall have the right, from the date of issuance of Exchanges Note 3 & 4, and then at any time until Exchange Notes 3 & 4 are fully paid, to convert any outstanding and unpaid principal and interest into shares of common stock at a variable conversion price equal to the lesser of (i) a price equal to $0.15, or (ii) 70% of the lowest traded price for the shares over the prior five trading days.

Conversion to shares of common stock may not be issued pursuant to Exchange Notes 3 & 4 if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 9.99% of the outstanding shares of common stock.

ASCENT SOLAR TECHNOLOGIES, INC.

As of March 31, 2019, aggregate principal of $298,000 and interest of $7,581 had been converted into 63,409,004 shares of common stock and no cash payments of principal or interest had been made on these exchange notes. Exchange Note 2 had been converted in full. The principal and accrued interest balances on Exchange Notes 3 & 4, as of March 31, 2019, were $282,000 and $4,494, respectively.

The following table summarizes the conversion activity of these notes:

Conversion Period	Principal Converted	Interest Converted	Common Shares Issued
Q4 2018	$207,500	$4,303	16,008,198
Q1 2019	$90,500	$3,278	47,400,806
	$298,000	$7,581	63,409,004

Pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion options in these notes were deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability.

The following table summarizes the derivative liability transactions for these notes:

Derivative Liability Balance as of December 31, 2018	$113,846
Additional derivative liability on new notes	310,640
Change in fair value of derivative liability	(134,553)
Liability extinguished	(113,846)
Derivative Liability Balance as of March 31, 2019	$176,087

At December 31, 2018, the derivative liability associated with Exchange Note 2 was $113,846. During the three months ended March 31, 2019, Exchange Note 2 had been fully converted and the remaining derivative liability of $113,846 was recorded as a gain to "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations.

The conversion options in Exchange Notes 3 & 4 were deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. At March 11, 2019, the derivative liability associated with Exchange Notes 3 & 4 was $310,640. The fair value of the derivative was greater than the face value at issuance and the difference of $57,204 was charged to interest expense at issuance. The remaining debt discount of $253,436 will be charged to interest expense ratably over the life of the note.

The derivative liability associated with these notes is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At March 31, 2019, the Company conducted a fair value assessment of the embedded derivative associated with the Exchange Notes 3 & 4. As a result of the fair value assessment, the Company recorded a $134,553 gain as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations for the three months ended March 31, 2019 to properly reflect the fair value of the embedded derivative of $176,087 as of March 31, 2019.

The fair value measurements rely primarily on company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with Exchange Notes 3 & 4 approximates management’s estimate of the fair value of the embedded derivative liability at March 31, 2019 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 69%, present value discount rate of 12% and dividend yield of 0%.

ASCENT SOLAR TECHNOLOGIES, INC.

Bellridge Convertible Notes

On July 25, 2018, as described in Note 11, the Company, entered into a securities exchange agreement (the “Exchange Agreement”) with Bellridge Capital, LP ("Bellridge"). Pursuant to the terms of the Exchange Agreement, the investor agreed to surrender and exchange a promissory note with a principal balance of $275,000 and accrued interest of $20,071. In exchange, the Company issued to the investor an unsecured convertible note with an aggregate principal amount of $300,000 (the “Exchange Note”). The original issue discount of $4,929 was charged to interest expense upon issuance. The Exchange Note is not secured, bears interest at a rate of 12% per annum, and will matured on January 25, 2019; principal and interest on the Exchange Note are due upon demand. The investor shall have the right, from and after the date of issuance of this note and then at any time until the note is fully paid, to convert any outstanding and unpaid principal into shares of the Company's common stock at a variable conversion price equal to the lesser of (i) a price equal to $0.20, or (ii) 80% of the lowest traded price for the shares over the prior ten trading days.

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

On October 18, 2018, as discussed in Note 9, Global assigned one of its notes to Bellridge. The note had an outstanding principal balance of $250,000 and an accrued interest balance of $26,466. The note matures on October 18, 2019, and all principal and interest is due upon maturity. The principal and accrued interest on the note are redeemable at any time, in whole or in part, at the option of Bellridge. The redemption amount may be paid in cash or converted into shares of common stock at a variable conversion price equal to the lowest of (i) 85% of the average VWAP for the shares over the prior five trading days, (ii) the closing bid price for the shares on the prior trading day, or (iii) $0.20 per share, at the option of the Company.

Shares of common stock may not be issued pursuant to any of these notes if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 4.99% of the outstanding shares of Common Stock.

As of March 31, 2019, an aggregate principal of $310,615 and interest of $10,611, on the Bellridge convertible notes had been converted into 49,966,214 shares of common stock and no cash payments of principal or interest had been made. The aggregate principal and accrued interest balances as of March 31, 2019 were $389,385 and $49,155, respectively. The following table summarizes the conversion activity of these notes:

Conversion Period	Principal Converted	Interest Converted	Common Shares Issued
Q3 2018	$137,500	$2,104	3,715,476
Q4 2018	$107,500	$4,000	7,554,399
Q1 2019	$65,615	$4,507	38,696,339
	$310,615	$10,611	49,966,214

Pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion option in these convertible notes were deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. At December 31, 2018, the derivative liability associated with these notes was $486,279.

The following table summarizes the derivative liability transactions for this note:

Derivative Liability Balance as of December 31, 2018	$486,279
Liability extinguished	(43,521)
Change in fair value of derivative liability	(376,119)
Derivative Liability Balance as of March 31, 2019	$66,639

ASCENT SOLAR TECHNOLOGIES, INC.

The derivative liability associated with these notes is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At March 31, 2019, the Company conducted a fair value assessment of the embedded derivative associated with the notes. As a result of the fair value assessment, the Company recorded a $376,119 gain as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations for the three months ended March 31, 2019 to properly reflect the fair value of the embedded derivative of $66,639 as of March 31, 2019.

The fair value measurements rely primarily on Company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with the notes approximates management’s estimate of the fair value of the embedded derivative liability at March 31, 2019 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility between 72% and 49%, present value discount rate of 12%, and dividend yield of 0%.

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

Beginning in February 2019, Power Up shall have the option to convert all or a portion of the amounts outstanding under the convertible note, into shares of the Company's common stock. Conversions into common stock shall be calculated using a variable conversion price equal to 65% of the average of the three lowest closing bid prices for the shares over the prior ten day trading period immediately preceding the conversion. As of March 31, 2019, this note had been converted in full.

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

Beginning in March 2019, Power Up shall have the option to convert all or a portion of the amounts outstanding under the convertible note, into shares of the Company's common stock. Conversions into common stock shall be calculated using a variable conversion price equal to 65% of the average of the three lowest trading prices for the shares over the prior ten day trading period immediately preceding the conversion. As of March 31, 2019, this note had been converted in full.

On October 17, 2018, the Company entered into a third securities purchase agreement with Power Up, for the private placement of a third convertible note with a principal value of $42,500. This note is unsecured, bears interest at a rate of 8% per annum, and matures on October 16, 2019; principal and interest is due upon maturity. In the event of default, the interest rate per annum increases to 22%.

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

On February 14, 2019, the Company entered into a fourth securities purchase agreement with Power Up, for the private placement of a third convertible note with a principal value of $54,500. This note is unsecured, bears interest at a rate of 8% per annum, and matures on February 14, 2020; principal and interest is due upon maturity. In the event of default, the interest rate per annum increases to 22%.

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

ASCENT SOLAR TECHNOLOGIES, INC.

On March 7, 2019, the Company entered into a fifth securities purchase agreement with Power Up, for the private placement of a third convertible note with a principal value of $52,500. This note is unsecured, bears interest at a rate of 8% per annum, and matures on March 7, 2020; principal and interest is due upon maturity. In the event of default, the interest rate per annum increases to 22%.

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

As of March 31, 2019, $182,500 of principal and $7,300 of interest had been converted into 95,014,902 shares of common stock and no cash payments of principal or interest had been made. The aggregate principal and accrued interest balances as of March 31, 2019 were $149,500 and $3,103, respectively. The following table summarizes the conversion activity of these notes:

Conversion Period	Principal Converted	Interest Converted	Common Shares Issued
Q1 2019	$182,500	$7,300	95,014,902
	$182,500	$7,300	95,014,902

Pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion option in the first note was deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. At December 31, 2018, the derivative liability associated with these notes was $511,137.

The following table summarizes the derivative liability transactions for this note:

Derivative Liability Balance as of December 31, 2018	$511,137
Additional derivative liability on new notes	130,653
Liability extinguishment	(417,591)
Change in fair value of derivative liability	(31,240)
Derivative Liability Balance as of March 31, 2019	$192,959

During the three months ended March 31, 2019, the first and second notes had been fully converted and the remaining derivative liability of $417,591 was recorded as a gain to "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations.

The conversion option in the fourth note was deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. At February 14, 2019, the derivative liability associated with the fourth note was $43,788.

The conversion option in the fifth note was deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. At March 7, 2019, the derivative liability associated with the second note was $86,865. The fair value of the derivative was greater than the face value at issuance and the difference of $34,365 was charged to interest expense at issuance. The remaining debt discount of $52,500 will be charged to interest expense ratably over the life of the note.

ASCENT SOLAR TECHNOLOGIES, INC.

The derivative liability associated with these notes is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At March 31, 2019, the Company conducted a fair value assessment of the embedded derivative associated with the notes. As a result of the fair value assessment, the Company recorded a $31,240 gain as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations for the three months ended March 31, 2019 to properly reflect the fair value of the embedded derivative of $192,959 as of March 31, 2019.

The fair value measurements rely primarily on company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with the convertible notes approximates management’s estimate of the fair value of the embedded derivative liability at March 31, 2019 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility between 69% and 71%, present value discount rate of 12%, and dividend yield of 0%.

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

On February 22, 2019, EMA assigned this note to GS Capital (see below). Per the terms of this agreement, $75,000 of principal and $2,909 of accrued interest were sold to the new investor and the Company paid $27,268 to EMA as a pre-payment penalty.

Pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion option in the note was deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. At December 31, 2018, the derivative liability associated with the note was $240,156.

The following table summarizes the derivative liability transactions for this note:

Derivative Liability Balance as of December 31, 2018	$240,156
Liability extinguishment	(240,156)
Derivative Liability Balance as of March 31, 2019	$—

During the three months ended March 31, 2019, the note had been fully converted and the remaining derivative liability of $240,156 was recorded as a gain to "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations.

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

ASCENT SOLAR TECHNOLOGIES, INC.

At any time after inception of the note, until fully paid, Widjaja shall have the option to convert all or a portion of amounts outstanding under the note into shares of the Company's common stock. Conversions into common stock shall be calculated using a variable conversion price equal to 80% of the lowest closing bid price for the shares over the prior five trading days immediately preceding the conversion date.

There are no registration rights applicable to the note. Shares of common stock may not be issued pursuant to the note if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 19.99% of the outstanding shares of the Company's common stock.

As of March 31, 2019, no principal and no interest had been converted into shares of common stock and no cash payments of principal or interest had been made. The aggregate principal and accrued interest balances as of March 31, 2019 were $330,000 and $8,571, respectively.

Pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion option in the first note was deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability.

The following table summarizes the derivative liability transactions for this note:

Derivative Liability Balance as of December 31, 2018	$—
Additional derivative liability on new notes	219,634
Change in fair value of derivative liability	(93,463)
Derivative Liability Balance as of March 31, 2019	$126,171

The conversion option in the Widjaja note was deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. At January 11, 2019, the derivative liability associated with the Widjaja note was $219,634.

The derivative liability associated with these notes is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At March 31, 2019, the Company conducted a fair value assessment of the embedded derivative associated with the notes. As a result of the fair value assessment, the Company recorded a $93,463 gain as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations for the three months ended March 31, 2019 to properly reflect the fair value of the embedded derivative of $126,171 as of March 31, 2019.

The fair value measurements rely primarily on company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with the convertible notes approximates management’s estimate of the fair value of the embedded derivative liability at March 31, 2019 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 73%, present value discount rate of 12%, and dividend yield of 0%.

GS Capital Convertible Note

On February 22, 2019, the Company sold and issued to GS Capital Partners, LLC (“GS”) a $108,068 aggregate principal amount unsecured convertible promissory note in exchange for $75,000 of gross proceeds, $5,800 in financing costs, and $27,268 of premium associated with the assignment of the EMA note (see above). The note is unsecured, bears interest at 8% per annum, matures on February 22, 2020, and contains standard and customary events of default including but not limited to: (i) failure to make payments when due under the note, and (ii) bankruptcy or insolvency of the Company. Principal and interest on the note will be payable upon maturity.

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

ASCENT SOLAR TECHNOLOGIES, INC.

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

As of March 31, 2019, no principal and no interest had been converted into shares of common stock and no cash payments of principal or interest had been made. The aggregate principal and accrued interest balances as of March 31, 2019 were $183,068 and $4,394, respectively.

Pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion option in the first note was deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability.

The following table summarizes the derivative liability transactions for this note:

Derivative Liability Balance as of December 31, 2018	$—
Additional derivative liability on new notes	101,063
Derivative liability assigned	240,156
Change in fair value of derivative liability	(293,647)
Derivative Liability Balance as of March 31, 2019	$47,572

The conversion option in the GS note was deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. At January 11, 2019, the derivative liability associated with the GS note was $101,063. The fair value of the derivative was greater than the face value at issuance and the difference of $26,063 was charged to interest expense at issuance. The remaining debt discount of $75,000 will be charged to interest expense ratably over the life of the note.

The derivative liability assigned to GS from EMA, at February 22, 2019, was $240,156.

The derivative liability associated with these notes is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At March 31, 2019, the Company conducted a fair value assessment of the embedded derivative associated with the notes. As a result of the fair value assessment, the Company recorded a $293,647 gain as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations for the three months ended March 31, 2019 to properly reflect the fair value of the embedded derivative of $47,572 as of March 31, 2019.

The fair value measurements rely primarily on company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with the convertible notes approximates management’s estimate of the fair value of the embedded derivative liability at March 31, 2019 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility between 35% and 70%, present value discount rate of 12%, and dividend yield of 0%.

Subsequent to the date of this report, the Company conducted additional transactions with convertible notes. Please refer to Note 15 for more information.

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

The Series A Preferred Stock may be converted into shares of common stock at the option of the Company if the closing price of the common stock exceeds $232, as adjusted, for twenty consecutive trading days, or by the holder at any time. The Company has the right to redeem the Series A Preferred Stock at a price of $8.00 per share, plus any accrued and unpaid dividends, plus the make-whole amount (if applicable). At March 31, 2019, the preferred shares were not eligible for conversion to common shares at the option of the Company. The holder of the preferred shares may convert to common shares at any time, at no cost, at a ratio of 12,656 preferred shares into 1 common share (subject to standard ratable anti-dilution adjustments). Upon any conversion (whether at the option of the Company or the holder), the holder is entitled to receive any accrued but unpaid dividends.

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

During the three months ended March 31, 2019, 12,656 shares Series A Preferred Stock, plus $70,527 of accrued dividends were converted into 1 share and 9,795,396 shares of the Company's common stock, respectively. As of March 31, 2019, there were 48,100 shares of Series A Preferred Stock outstanding and accrued and unpaid dividends of $283,131.

NOTE 13. STOCKHOLDERS’ EQUITY (DEFICIT)

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

ASCENT SOLAR TECHNOLOGIES, INC.

Trading of the Company’s Common Stock continued on the OTC Marketplace on a split-adjusted basis on July 23, 2018.

At March 31, 2019, the Company had 20 billion shares of common stock, $0.0001 par value, authorized for issuance. Each share of common stock has the right to one vote. As of March 31, 2019, the Company had 322,543,901 shares of common stock outstanding. The Company has not declared or paid any dividends related to the common stock through March 31, 2019.

Preferred Stock

At March 31, 2019, the Company had 25,000,000 shares of preferred stock, $0.0001 par value, authorized for issuance. Preferred stock may be issued in classes or series. Designations, powers, preferences, rights, qualifications, limitations and restrictions are determined by the Company’s Board of Directors.  The following table summarizes the designations, shares authorized, and shares outstanding for the Company's Preferred Stock:

Preferred Stock Series Designation	Shares Authorized	Shares Outstanding
Series A	750,000	48,100
Series B-1	2,000	—
Series B-2	1,000	—
Series C	1,000	—
Series D	3,000	—
Series D-1	2,500	—
Series E	2,800	—
Series F	7,000	—
Series G	2,000	—
Series H	2,500	—
Series I	1,000	—
Series J	1,350	—
Series J-1	1,000	—
Series K	20,000	—

Series A Preferred Stock

Refer to Note 12 for Series A Preferred Stock activity.

Series B-1, B-2, C, D, D-1, E, F, G, H, I, J, J-1, and K Preferred Stock

There were no transactions involving the Series B-1, B-2, C, D, D-1, H, I, J, J-1, or K during the three months ended March 31, 2019.

NOTE 14. EQUITY PLANS AND SHARE-BASED COMPENSATION

Share-Based Compensation: The Company measures share-based compensation cost at the grant date based on the fair value of the award and recognizes this cost as an expense over the grant recipients’ requisite service periods for all awards made to employees, officers, directors and consultants.

The share-based compensation expense recognized in the Consolidated Statements of Operations was as follows:

	For three months ended March 31,	For three months ended March 31,
	2019	2018
Research and development	$—	$454
Selling, general and administrative	$4,346	$13,870
Total share-based compensation cost	$4,346	$14,324

ASCENT SOLAR TECHNOLOGIES, INC.

The following table presents share-based compensation expense by type:

	For three months ended March 31,	For three months ended March 31,
	2019	2018
Type of Award:
Stock Options	$4,346	$14,324
Restricted Stock Units and Awards	$—	$—
Total share-based compensation cost	$4,346	$14,324

Stock Options: The Company recognized share-based compensation expense for stock options of $4,346 to officers, directors and employees for the three months ended March 31, 2019 related to stock option awards, reduced for estimated forfeitures. There were no option grants during the three months ended March 31, 2019 or March 31, 2018.

As of March 31, 2019, total compensation cost related to non-vested stock options not yet recognized was $3,767 which is expected to be recognized over a weighted average period of approximately 0.21 years. As of March 31, 2019, 96 shares were vested or expected to vest in the future and 120 shares remained available for future grants under the Option Plan.

The following table summarizes stock option activity within the Stock Option Plan:

	Stock Option Shares	Weighted Average Remaining Contractual Life in Years
Outstanding at December 31, 2017	195	7.32
Granted	—
Exercised	—
Canceled	(85)
Outstanding at December 31, 2018	110	5.18
Granted	—
Exercised	—
Canceled	(13)
Outstanding at March 31, 2019	97	5.18
Exercisable at March 31, 2019	92	5.13

Restricted Stock: The Company did not recognized share-based compensation expense related to restricted stock grants for the three months ended March 31, 2019 or for the year ended December 31, 2018. There were no restricted stock grants for the periods ended March 31, 2019 and December 31, 2018.

As of March 31, 2019, there was no unrecognized share-based compensation expense from unvested restricted stock, no shares were expected to vest in the future, and 496 shares remained available for future grants under the Restricted Stock Plan.

NOTE 15. SUBSEQUENT EVENTS

Offering of Promissory Note (Note 10)

On May 14, 2019, the Company issued, to Investor 2, a additional promissory note with a principal balance of $100,000 in exchange for $75,000 in gross proceeds. The note is unsecured, bears interest at 12% per annum, matures on November 14, 2019, and contains standard and customary events of default including but not limited to: (i) failure to make payments when due under the note, and (ii) bankruptcy or insolvency of the Company. Principal and interest on the note will be payable upon maturity.

Exchange of Outstanding Promissory Notes for Unsecured Convertible Note

On May 2, 2019, the Company, entered into two securities exchange agreements (the “Exchange Agreements”) with BayBridge (Note 11).

Pursuant to the terms of the Exchange Agreements, BayBridge agreed to surrender and exchange one outstanding promissory note (Note 10) with a principal balance of $349,650, plus accrued interest, for an additional unsecured convertible note with a principal amount of $450,000. The note is unsecured, bears interest at 12% per annum, matures on May 2, 2020, and contains standard and customary events of default including but not limited to: (i) failure to make payments when due under the note, and (ii) bankruptcy or insolvency of the Company. Principal and interest on the note will be payable upon maturity.

At any time after inception of the note until fully paid, BayBridge shall have the option to convert all or a portion of amounts outstanding under the note into shares of the Company's common stock. Conversions into common stock shall be calculated using a variable conversion price equal to the lesser of (i) a price equal to $0.002, or (ii) 65% of the lowest closing bid price for the shares over the prior five trading days.

There are no registration rights applicable to the note. Shares of common stock may not be issued pursuant to the note if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 9.99% of the outstanding shares of the Company's common stock.

Offering of Convertible Notes (Note 11)

On May 2, 2019, the Company entered into an additional note purchase with Power Up, for the private placement of a $42,500 convertible promissory note in exchange for $42,500 of gross proceeds. The note is unsecured, bears interest at 8% per annum, matures on May 2, 2020, and contains standard and customary events of default including but not limited to: (i) failure to make payments when due under the note, and (ii) bankruptcy or insolvency of the Company. Principal and interest on the note will be payable upon maturity. The interest rate increases to 22% in the event of a default under the note.

Beginning in November 2019, Power Up shall have the option to convert all or a portion of the amounts outstanding under the note into shares of the Company's common stock. Conversions into common stock shall be calculated using a variable conversion price equal to 65% of the average of the three lowest closing bid prices for the shares over the prior ten day trading period immediately preceding the conversion.

There are no registration rights applicable to the note. Shares of common stock may not be issued pursuant to the note if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 4.99% of the outstanding shares of the Company's common stock.

Conversions of Convertible Notes (Note 11)

Subsequent to the date of this report, an additional $39,320 in principal for St. George was converted into 53,303,030 shares of common stock.

Subsequent to the date of this report, an additional $58,500 in principal, plus accrued interest and a deposit fee, for BayBridge was converted into 100,486,326 shares of common stock.

Subsequent to the date of this report, an additional $29,385 in principal, plus accrued interest, for Bellridge was converted into 40,079,230 shares of common stock.

Subsequent to the date of this report, an additional $42,500 in principal, plus accrued interest, for Power Up was converted into 47,155,556 shares of common stock.

Subsequent to the date of this report, $15,000 in principal, plus accrued interest, for GS Capital was converted into 17,321,692 shares of common stock.

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

Overview

We are a company formed to commercialize flexible PV modules using our proprietary technology. For the three months ended March 31, 2019, we generated $215,384 of revenue. Our revenue of $215,384 from product sales accounted for 100% of total revenue, we did not have any revenue generated from government research and development contracts during the three months ended March 31, 2019. As of March 31, 2019, we had an accumulated deficit of approximately $415 million.

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

Basis of Presentation: The accompanying consolidated financial statements have been derived from the accounting records of Ascent Solar Technologies, Inc., Ascent Solar (Asia) Pte. Ltd., and Ascent Solar (Shenzhen) Co., Ltd. (collectively, "the Company") as of March 31, 2019 and March 31, 2018, and the results of operations for the three months ended March 31, 2019 and 2018. Ascent Solar (Shenzhen) Co., Ltd. is wholly owned by Ascent Solar (Asia) Pte. Ltd., which is wholly owned by Ascent Solar Technologies, Inc. All significant inter-company balances and transactions have been eliminated in the accompanying consolidated financial statements.

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

The Company’s significant accounting policies were described in Note 3 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. There have been no significant changes to our accounting policies as of March 31, 2019.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

Revenues. Our revenues were $215,384 for the three months ended March 31, 2019 compared to $377,511 for the three months ended March 31, 2018, a decrease of $162,127, due to fewer product sales.

Cost of revenues. Our Cost of revenues for the three months ended March 31, 2019 was $91,436 compared to $273,028 for the three months ended March 31, 2018, a decrease of $181,592. The decrease in cost of revenues is mainly due to the decrease in materials and labor costs as a result of a decrease in production for the three months ended March 31, 2019 compared to 2018. Cost of revenues for the three months ended March 31, 2019 is comprised of a credit to materials and freight of $19,878, direct labor of $430, and overhead of $110,884. Management believes our factory is currently significantly under-utilized, and a substantial increase in revenue would result in marginal increases to Direct Labor and Overhead included in the Cost of revenues. As such management’s focus going forward is to improve gross margin through increased sales and improved utilization of our factory. We are currently pursuing high-value PV markets.
Research, development and manufacturing operations. Research, development and manufacturing operations costs were $489,063 for the three months ended March 31, 2019, compared to $1,173,035 for the three months ended March 31, 2018, a decrease of $683,972. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. Research, development and manufacturing operations costs also include costs related to technology development and governmental contracts. The following factors contributed to the decrease in research, development, and manufacturing operations expenses during the three months ended March 31, 2019:

1.
Personnel and facility related expenses decreased approximately $670,340, as compared to the same time period of 2018. The decrease in personnel and facility related costs was primarily due to a reduction in headcount and the use of contractors.

2.
Materials and equipment related expenses, decreased approximately $13,632, as compared to the same time period of 2018. The decrease was due to a decrease in production of research and development products.

Selling, general and administrative. Selling, general and administrative expenses were $508,375 for the three months ended March 31, 2019, compared to $934,591 for the three months ended March 31, 2018, a decrease of $426,216. The following factors contributed to the decrease in selling, general, and administrative expenses during the three months ended March 31, 2019:

1.
Personnel and facility related costs decreased $345,813 during the three months ended March 31, 2019, as compared to the the three months ended March 31, 2018. The overall decrease in personnel related costs was primarily due a lower headcount for the the three months ended March 31, 2019, as compared to the the three months ended March 31, 2018 as well as the decreased use of consultants and contractors during the same period.

2.
Marketing and related expenses decreased $1,292 during the three months ended March 31, 2019, as compared to the the three months ended March 31, 2018. The decrease in Marketing and related expenses is due to reduced marketing, advertising, and promotional activities during the the three months ended March 31, 2019, compared to the same time period of 2018, which is the direct result of reducing our marketing budget to focus more on the development of our PV.

3.
Legal expenses decreased $141,843 during the three months ended March 31, 2019, as compared to the the three months ended March 31, 2018. The primary reasons for the decrease is due to decreased general legal expenses related to financing efforts as compared to the the three months ended March 31, 2018 and decreases in legal expenses related to our patent activity as compared to the same period of 2018.

4.
Public company expenses increased $22,072 during the three months ended March 31, 2019, as compared to the the three months ended March 31, 2018. This increase is primarily due to increased filing fees related to financing agreements in 2019, as compared to 2018.

5.
Bad debt and settlement expenses decreased approximately $40,660 during the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. During 2018 we recorded payments and settlements against existing reserves. We did not have settlement expenses during 2019.

Other Income/Expense, net. Other net income was $4,180,579 for the three months ended March 31, 2019, compared to a other net expense of $2,328,191 for the the three months ended March 31, 2018, an increase of approximately $6,508,770. The following factors contributed to the increase in other income, net during the year ended March 31, 2019:

1.
Interest expense increased approximately $1,482,518, as compared to the year ended March 31, 2018. The increase is primarily due to an increase of non-cash interest expense related to convertible debt and promissory notes.

2.
Gains and losses on change in fair value of derivatives and on extinguishment of liabilities, was a net gain of $7,006,827 for the three months ended March 31, 2019, as compared to a net loss of $984,461 for the three months ended March 31, 2018. The change of $7,991,288 in this non-cash item is attributable to a net gain of $6,694,074 on the change in fair value of our embedded derivative instruments during the three months ended March 31, 2019, compared to a net gain $551,086 in 2018, offset by a reduction in the loss from extinguishment of liabilities of $746,128, related to conversions and redemptions of certain convertible notes and preferred stock, for the three months ended March 31, 2019, as compared to the the three months ended March 31, 2018.

Net Income/Loss. Our Net Income was $3,240,737 for the three months ended March 31, 2019, compared to a Net Loss of $4,433,046 for the three months ended March 31, 2018, an improvement of $7,673,783.
The increase in Net Income for the three months ended March 31, 2019 can be summarized in variances in significant account activity as follows:

Change to Net Income from (Net Loss) For the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018
Revenues	$162,127
Cost of Revenue	181,592
Research, development and manufacturing operations
Materials and Equipment Related Expenses	13,632
Personnel and Facility Related Expenses	670,340
Selling, general and administrative expenses
Personnel, Administrative, and Facility Related Expenses	345,813
Marketing Related Expenses	1,292
Legal Expenses	141,843
Public Company Costs	(22,072)
Bad Debt Expense	(40,660)
Depreciation and Amortization Expense	35,360
Other Income/Expense
Interest Expense	1,482,518
Other Income/Expense	—
Non-Cash Change in Fair Value of Derivative Liabilities and (Gain)/Loss on Extinguishment of Liabilities, net	(7,991,288)
Change to net income from net loss	$7,673,783

Liquidity and Capital Resources

The Company has continued limited PV production at its manufacturing facility. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented its product strategy. During the three months ended March 31, 2019 the Company used $1,161,889 in cash for operations. The Company's primary significant long term cash obligation consists of a note payable of $5,292,931 to a financial institution secured by a mortgage on its headquarters and manufacturing building in Thornton, Colorado. Total payments of approximately $693,611, including principal and interest, will come due in the remainder of 2019.

On April 12, 2019, the Company entered into an agreement for the sale of its Thornton, Colorado building at a gross sales price of $13 million.  The closing of the transaction, which is subject to customary closing conditions, is expected to close in the third quarter of 2019.

Additional projected product revenues are not anticipated to result in a positive cash flow position for the year 2019 overall and, as of March 31, 2019, the Company has negative working capital. As such, cash liquidity sufficient for the next twelve months will require additional financing.

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

Statements of Cash Flows Comparison of the Three Months Ended March 31, 2019 and 2018

For the three months ended March 31, 2019, our cash used in operations was $1,161,889 compared to $1,494,744 for the three months ended March 31, 2018, a decrease of $332,855. The decrease is primarily the result of reduced operations during the current year. For the three months ended March 31, 2019, cash used in investing activities was $2,131 compared to $6,502 for the three months ended March 31, 2018. This decrease was the result of reduced spending on patents. During the three months ended March 31, 2019, negative operating cash flows of $1,161,889 million were funded through $1,201,768 million in new debt issuances, offset by payment of financing costs of $5,000.

Off Balance Sheet Transactions

As of March 31, 2019, we did not have any off balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

We hold no significant funds and have no future obligations denominated in foreign currencies as of March 31, 2019.

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

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our cash equivalents and investment portfolio. As of March 31, 2019, our cash equivalents consisted only of operating accounts held with financial institutions. From time to time, we hold restricted funds, money market funds, investments in U.S. government securities and high quality corporate securities. The primary objective of our investment activities is to preserve principal and provide liquidity on demand, while at the same time maximizing the income we receive from our investments without significantly increasing risk. The direct risk to us associated with fluctuating interest rates is limited to our investment portfolio, and we do not believe a change in interest rates will have a significant impact on our financial position, results of operations, or cash flows.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Our management conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of March 31, 2019. Based on this evaluation, our management concluded the design and operation of our disclosure controls and procedures were not effective as of March 31, 2019.

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

Under the supervision of the Audit Committee of the Board of Directors and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, our management concluded our internal controls over financial reporting were not effective as of March 31, 2019. Our management reviewed the results of its assessment with the Audit Committee.

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

Material Weakness

Based on our assessment and the criteria used, management concluded that our internal control over financial reporting as of March 31, 2019 was not effective due to the material weaknesses described as follows:

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

•
Accounting for the Company's inventory and cost of revenue was lacking for the preparation of the March 31, 2019 financial statements.  Miscalculations in these areas could impact the Company's current assets, revenues, operating results, and cash flows.

The control deficiencies described above created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. The control deficiencies described above resulted in material misstatements in the preliminary consolidated financial statements that were corrected prior to the issuance of the consolidated financial statements as of and for the fiscal year ended March 31, 2019.

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

Changes in Internal Control Over Financial Reporting

Except for the identification and mitigation of the material weaknesses noted above, there were no other changes in internal control over financial reporting during the year ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in the updated risk factors in our Annual Report on Form 10-K filed on April 19, 2019, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K filed on April 19, 2019 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not required.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.
Item 6. Exhibits

The exhibits listed on the accompanying Index to Exhibits on this Form 10-Q are filed or incorporated into this Form 10-Q by reference.
EXHIBIT INDEX

Exhibit No.	Description
10.1	Non-Convertible Promissory Note Dated December 31, 2018 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 3, 2019)
10.2	Unsecured Promissory Note dated January 11, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 15, 2019)
10.3	Securities Purchase Agreement Dated February 14, 2019 (incorporated by reference to Exhibit 10.98 to our Annual Report on Form 10-K filed on April 16, 2019)
10.4	Convertible Promissory Note Dated February 14, 2019 (incorporated by reference to Exhibit 10.99 to our Annual Report on Form 10-K filed on April 16, 2019)
10.5	GS Capital Partners Convertible Redeemable Note (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 28, 2019)
10.6	GS Capital Partners Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 28, 2019)
10.7	Securities Purchase Agreement Dated March 7, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 13, 2019)
10.8	Convertible Promissory Note Dated March 7, 2019 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 13, 2019)
10.9	Exchange Agreement I Dated March 11, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 15, 2019)
10.10	Convertible Promissory Note Dated March 11, 2019 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 15, 2019)
10.11	Exchange Agreement II Dated March 11, 2019 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 15, 2019)
10.12	Convertible Promissory Note Dated March 11, 2019 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on March 15, 2019)
10.13	Non-Convertible Promissory Note Dated March 11, 2019 (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on March 15, 2019)
10.14	Securities Purchase Agreement Dated March 13, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 22, 2019)
10.15	Secured Convertible Promissory Note Dated March 13, 2019 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 22, 2019)
10.16	Purchase and Sale Agreement Dated April 12, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 18, 2019
10.17	Securities Purchase Agreement Dated May 2, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 8, 2019)
10.18	Convertible Promissory Note Dated May 2, 2019 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 8, 2019)
10.19	Exchange Agreement Dated May 2, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 8, 2019)
10.20	Convertible Promissory Note Dated May 2, 2019 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 8, 2019)
10.21	Non-Convertible Promissory Note Dated May 14, 2019 (incorporated by reference to Exhibit 10.1 to put Current Report on Form 8-K filed May 17, 2019)
Exhibit No.	Description

31.1*	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

ASCENT SOLAR TECHNOLOGIES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of May, 2019.

ASCENT SOLAR TECHNOLOGIES, INC.

By:	/S/ VICTOR LEE
Lee Kong Hian (aka Victor Lee) President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, Chief Accounting Officer, and Authorized Signatory)