Form 10-Q
period 2019-06-30
Ascent Solar Technologies, Inc.
filed 2019-08-19
CIK 1350102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
As of August 16, 2019, there were 1,300,608,167 shares of our common stock issued and outstanding.

ASCENT SOLAR TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q
Quarterly Period Ended June 30, 2019

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

References to “we,” “us,” “our,” “Ascent,” “Ascent Solar” or the “Company” in this Quarterly Report mean Ascent Solar Technologies, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2019	December 31, 2018
ASSETS (substantially pledged)
Current Assets:
Cash and cash equivalents	$440,630	$18,159
Trade receivables, net of allowance of $46,136 and $45,644, respectively	60,974	165,160
Inventories, net	674,640	660,791
Prepaid expenses and other current assets	143,955	138,369
Total current assets	1,320,199	982,479
Property, Plant and Equipment:	32,947,148	36,621,187
Less accumulated depreciation and amortization	(28,628,288)	(32,207,829)
	4,318,860	4,413,358
Other Assets:
Patents, net of accumulated amortization of $396,043 and $363,533, respectively	832,640	862,429
Other non-current assets	32,187	34,061
	864,827	896,490
Total Assets	$6,503,886	$6,292,327
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$2,007,572	$2,318,655
Related party payables	275,131	270,740
Accrued expenses	1,657,782	1,562,435
Accrued interest	1,495,848	1,198,279
Notes payable	1,514,030	1,516,530
Current portion of long-term debt	360,773	349,093
Secured promissory notes, net of discount of $2,041,588 and $2,824,365, respectively	5,131,309	3,447,380
Promissory notes, net of discounts of $20,000 and $104,583, respectively	934,437	1,239,854
Convertible notes, net of discounts of $773,385 and $394,011, respectively	2,122,846	1,852,722
Embedded derivative liability	7,989,150	10,114,452
Total current liabilities	23,488,878	23,870,140
Long-term debt, net of current portion	4,845,614	5,028,969
Accrued Warranty Liability	26,071	29,114
Total Liabilities	28,360,563	28,928,223
Commitments and Contingencies	—	—
Stockholders’ Deficit:
Series A preferred stock, $.0001 par value; 750,000 shares authorized as of June 30, 2019 and December 31, 2018; 48,100 and 60,756 shares issued and outstanding as of June 30, 2019 and December 31, 2018 ($679,279 and $822,620 Liquidation Preference, respectively)	5	6
Common stock, $0.0001 par value, 20,000,000,000 shares authorized as of June 30, 2019 and December 31, 2018; 696,089,337 and 63,537,885 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	69,609	6,354
Additional paid in capital	397,258,622	395,889,712
Accumulated deficit	(419,184,913)	(418,531,968)
Total stockholders’ deficit	(21,856,677)	(22,635,896)
Total Liabilities and Stockholders’ Deficit	$6,503,886	$6,292,327
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$74,368	$102,962	$289,752	$480,472
Costs and Expenses
Cost of revenues	117,118	230,581	208,554	503,609
Research, development and manufacturing operations	129,003	700,045	618,072	1,873,081
Selling, general and administrative	403,915	700,615	912,284	1,636,141
Depreciation and amortization	60,657	97,446	127,009	198,220
Total Costs and Expenses	710,693	1,728,687	1,865,919	4,211,051
Loss from Operations	(636,325)	(1,625,725)	(1,576,167)	(3,730,579)
Other Income/(Expense)
Other Income, net	836,500	—	836,500	—
Interest Expense	(2,006,195)	(2,128,698)	(4,832,443)	(3,472,429)
Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net	(2,087,662)	299,595	4,919,165	(684,866)
Total Other Income/(Expense)	(3,257,357)	(1,829,103)	923,222	(4,157,295)
Net Loss	$(3,893,682)	$(3,454,828)	$(652,945)	$(7,887,874)

Net Loss Per Share (Basic and Diluted)	$(0.008)	$(0.23)	$(0.002)	$(0.60)
Weighted Average Common Shares Outstanding (Basic and Diluted)	502,683,383	16,617,799	322,858,204	13,822,617

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
Three and Six Months Ended June 30, 2019
(unaudited)

	Common Stock		Series A Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2018	63,537,885	$6,354	60,756	$6	$395,889,712	$(418,531,968)	$(22,635,896)
Interest and Dividend Expense paid with Common Stock	17,938,692	1,794	—	—	83,817	—	85,611
Conversion of St.George Note into Common Shares	58,503,244	5,850	—	—	100,900	—	106,750
Conversion of Global Ichiban Note into Common Shares	9,595,327	960	—	—	114,040	—	115,000
Conversion of BayBridge Note into Common Shares	46,461,277	4,646	—	—	85,854	—	90,500
Conversion of Bellridge Note into Common Shares	36,166,781	3,617	—	—	61,999	—	65,616
Conversion of PowerUp Note into Common Shares	90,340,694	9,034	—	—	173,466	—	182,500
Conversion of Series A Preferred Stock into Common Stock	1	—	(12,656)	(1)	1	—	—
Loss on Extinguishment of Liabilities	—	—	—	—	382,834	—	382,834
Stock based compensation	—	—	—	—	4,346	—	4,346
Net Income	—	—	—	—	—	3,240,737	3,240,737
Balance, March 31, 2019	322,543,901	$32,255	48,100	$5	$396,896,969	$(415,291,231)	$(18,362,002)
Interest and Dividend Expense paid with Common Stock	11,279,709	1,127	—	—	7,279	—	8,406
Conversion of St.George Note into Common Shares	86,636,363	8,664	—	—	50,656	—	59,320
Conversion of BayBridge Note into Common Shares	138,461,538	13,846	—	—	74,654	—	88,500
Conversion of Bellridge Note into Common Shares	62,950,121	6,295	—	—	41,089	—	47,384
Conversion of PowerUp Note into Common Shares	45,266,667	4,527	—	—	37,973	—	42,500
Conversion of GS Capital Note into Common Shares	16,483,516	1,648	—	—	13,352	—	15,000
Stock issued for fees	12,467,522	1,247	—	—	6,813	—	8,060
Loss on Extinguishment of Liabilities	—	—	—	—	113,433	—	113,433
Stock based compensation	—	—	—	—	16,404	—	16,404
Net Loss	—	—	—	—	—	(3,893,682)	(3,893,682)
Balance at June 30, 2019	696,089,337	$69,609	48,100	$5	$397,258,622	$(419,184,913)	$(21,856,677)

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
Three and Six Months Ended June 30, 2018
(unaudited)

	Common Stock		Series A Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2017	9,606,677	$961	60,756	$6	$387,292,174	$(402,495,476)	$(15,202,335)
Interest and Dividend Expense paid with Common Stock	81,242	8	—	—	20,709	—	20,717
Conversion of St.George Note into Common Shares	187,500	19	—	—	74,981	—	75,000
Conversion of Global Ichiban Note into Common Shares	2,450,980	245	—	—	1,249,755	—	1,250,000
Conversion of BayBridge Note into Common Shares	411,765	41	—	—	104,959	—	105,000
Loss on Extinguishment of Liabilities	—	—	—	—	433,375	—	433,375
Stock based compensation	—	—	—	—	14,324	—	14,324
Net Loss	—	—	—	—	—	(4,433,046)	(4,433,046)
Balance at March 31, 2018	12,738,164	$1,274	60,756	$6	$389,190,277	$(406,928,522)	$(17,736,965)
Interest and Dividend Expense paid with Common Stock	35,823	4	—	—	6,086	—	6,090
Conversion of St.George Note into Common Shares	2,082,778	208	—	—	316,392	—	316,600
Conversion of Global Ichiban Note into Common Shares	1,035,294	104	—	—	175,896	—	176,000
Conversion of BayBridge Note into Common Shares	2,400,002	240	—	—	407,760	—	408,000
Conversion of Series K Preferred Stock into Common Shares	702,500	70	—	—	2,809,930	—	2,810,000
Loss on Extinguishment of Liabilities	—	—	—	—	925,155	—	925,155
Stock based compensation	—	—	—	—	7,022	—	7,022
Net Loss	—	—	—	—	—	(3,454,828)	(3,454,828)
Balance at June 30, 2018	18,994,561	$1,900	60,756	$6	$393,838,518	$(410,383,350)	$(16,542,926)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended
	June 30,
	2019	2018
Operating Activities:
Net Income (loss)	$(652,945)	$(7,887,874)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	127,009	198,220
Stock based compensation	20,750	21,346
Realized loss (gain) on sale of assets	(836,500)	—
Amortization of financing costs	24,639	10,833
Non-cash interest expense	1,369,304	801,610
Amortization of debt discount	2,556,409	2,450,664
Bad debt expense	472	(8,868)
Write off Enerplex Patents	—	59,153
Warranty reserve	(3,043)	(9,702)
Change in fair value of derivatives and loss on extinguishment of liabilities, net	(4,919,165)	684,866
Changes in operating assets and liabilities:
Accounts receivable	103,714	(28,458)
Inventories	(13,849)	37,604
Prepaid expenses and other current assets	(10,051)	14,353
Accounts payable	(298,450)	945,703
Related party payable	4,391	(1,266)
Accrued interest	623,896	235,952
Accrued expenses	95,343	295,134
Net cash used in operating activities	(1,808,076)	(2,180,730)
Investing Activities:
Proceeds from sale of assets	836,500	—
Patent activity costs	(2,721)	(9,705)
Net cash used in investing activities	833,779	(9,705)
Financing Activities:
Proceeds from debt	1,406,768	2,357,500
Repayment of debt	(2,500)	(230,782)
Payment of debt financing costs	(7,500)	—
Net cash provided by financing activities	1,396,768	2,126,718
Net change in cash and cash equivalents	422,471	(63,717)
Cash and cash equivalents at beginning of period	18,159	89,618
Cash and cash equivalents at end of period	$440,630	$25,901

Supplemental Cash Flow Information:
Cash paid for interest	$25,891	$211,166
Cash paid for income taxes	$—	$—

Non-Cash Transactions:
Non-cash conversions of preferred stock and convertible notes to equity	$907,099	$5,140,600
Non-cash financing costs	$10,800	$25,000
Accounts payable converted to notes payable	$—	$308,041
Interest converted to principal	$171,152	$140,355
Common shares issued for fees	$8,060	$—
Initial embedded derivative liabilities	$3,105,812	$2,013,601
Promissory notes exchanged for convertible notes	$550,000	$—

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

NOTE 2. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been derived from the accounting records of Ascent Solar Technologies, Inc., Ascent Solar (Asia) Pte. Ltd., and Ascent Solar (Shenzhen) Co., Ltd. (collectively, "the Company") as of June 30, 2019 and December 31, 2018, and the results of operations for the three and six months ended June 30, 2019 and 2018. Ascent Solar (Shenzhen) Co., Ltd. is wholly owned by Ascent Solar (Asia) Pte. Ltd., which is wholly owned by Ascent Solar Technologies, Inc. All significant inter-company balances and transactions have been eliminated in the accompanying consolidated financial statements.
The accompanying, unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and footnotes typically found in U.S. GAAP audited annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. The Condensed Consolidated Balance Sheet at December 31, 2018 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. These condensed consolidated financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

ASCENT SOLAR TECHNOLOGIES, INC.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were described in Note 3 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. There have been no significant changes to our accounting policies as of June 30, 2019.

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

In July 2017, the FASB issued ASU No. 2017-11 Part I, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). ASU 2017-11 Part I changes the classification analysis of certain equity linked financial instruments with down round features. ASU 2017-11 Part I is effective, for public business entities, for interim periods and fiscal years beginning after December 15, 2018, and early application is permitted. The adoption of this guidance did not have a material impact on its consolidated financial statements because the Company did not have equity linked financial instruments where down round features were the only feature causing them to be classified as liabilities.

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

Other new pronouncements issued but not effective as of June 30, 2019 are not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 4. LIQUIDITY, CONTINUED OPERATIONS, AND GOING CONCERN

During the six months ended June 30, 2019 and the year ended December 31, 2018, the Company entered into multiple financing agreements to fund operations. Further discussion of these transactions can be found in Notes 9 through 11, and Note 15 of the financial statements presented as of, and for, the six months ended, June 30, 2019, and in Notes 8, 9, 10, 11, 12, and 14 of the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

The Company has continued limited PV production at its manufacturing facility. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented its product strategy. During the six months ended June 30, 2019 the Company used $1,808,076 in cash for operations. The Company's primary significant long term cash obligation consists of a note payable of $5,206,387 to a financial institution secured by a mortgage on its headquarters and manufacturing building in Thornton, Colorado. Total payments of approximately $693,611, including principal and interest, will come due in the remainder of 2019.

The Company is currently marketing it's Thornton, Colorado property to prospective buyers.

Additional projected product revenues are not anticipated to result in a positive cash flow position for the next twelve months overall and, as of June 30, 2019, the Company has negative working capital. As such, cash liquidity sufficient for the next twelve months will require additional financing.

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

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

The following table summarizes property, plant and equipment as of June 30, 2019 and December 31, 2018:

	As of June 30,	As of December 31,
	2019	2018
Building	$5,828,960	$5,828,960
Furniture, fixtures, computer hardware and computer software	489,421	489,421
Manufacturing machinery and equipment	26,628,767	30,302,806
Depreciable property, plant and equipment	32,947,148	36,621,187
Less: Accumulated depreciation and amortization	(28,628,288)	(32,207,829)
Net property, plant and equipment	$4,318,860	$4,413,358

The Company analyzes its long-lived assets for impairment, both individually and as a group, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

During the second quarter of 2019, the Company disposed of certain redundant machinery and equipment. This machinery and equipment was fully depreciated and the Company realized a gain of $836,500 from these sales.

Depreciation expense for the three months ended June 30, 2019 and 2018 was $45,998 and $58,566, respectively. Depreciation expense for the six months ended June 30, 2019 and 2018 was $94,498 and $117,302, respectively. Depreciation expense is recorded under “Depreciation and amortization expense” in the unaudited Condensed Consolidated Statements of Operations.

NOTE 6. INVENTORIES
Inventories, net of reserves, consisted of the following at June 30, 2019 and December 31, 2018:

	As of June 30,	As of December 31,
	2019	2018
Raw materials	$674,640	$660,791
Work in process	—	—
Finished goods	—	—
Total	$674,640	$660,791

ASCENT SOLAR TECHNOLOGIES, INC.

NOTE 7. NOTES PAYABLE

On February 24, 2017, the Company entered into an agreement with a vendor to convert the balance of their account into three notes payable in the aggregate amount of $765,784. The notes bear interest of 6% per annum and matured on February 24, 2018; all outstanding principal and accrued interest is due and payable upon maturity. On June 5, 2018, the Company entered into another agreement with the same vendor to convert the balance of their account into a fourth note payable with a principal amount of $308,041, this note also bears interest at a rate of 6% per annum, and matured on July 31, 2018. As of June 30, 2019, the Company had not made any payments on these notes; the total outstanding principal and accrued interest were $1,073,825 and $129,274, respectively, and the note is due upon demand.

On June 30, 2017, the Company entered into an agreement with a vendor to convert the balance of their account into a note payable in the amount of $250,000. The note bears interest of 5% per annum and matured on February 28, 2018. As of June 30, 2019, the Company had not made any payments on this note, the accrued interest was $25,000, and the note is due upon demand.

On September 30, 2017, the Company entered into a settlement agreement with a customer to convert the credit balance of their account into a note payable in the amount of $215,234. The note bears interest of 5% per annum and matured on September 30, 2018. The Company has not made the monthly payments of $18,426 that were to commence on October 30, 2017; as of June 30, 2019, the company had paid principal of $25,029 and interest of $897, and the note is due upon demand. The remaining principal and interest balances, as of June 30, 2019, were $190,205 and $16,782, respectively.

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

The outstanding principal balance of the Permanent Loan was $5,206,387 and $5,378,062 as of June 30, 2019 and December 31, 2018, respectively.

ASCENT SOLAR TECHNOLOGIES, INC.

As of June 30, 2019, remaining future principal payments on long-term debt are due as follows:

2019	$177,418
2020	$372,843
2021	$398,209
2022	$425,301
2023	$454,235
Thereafter	$3,378,381
$5,206,387

As of June 30, 2019, the Company had not made its regularly monthly payments and seven months of payments were outstanding in the Company's Accounts Payable. The Accounts Payable balance was $404,606 as of June 30, 2019, representing $199,742 in loan principal and $204,864 in loan interest.

On April 12, 2019, the Company entered into an agreement for the sale of its Thornton, Colorado building at a gross sales price of $13 million.  The closing of the transaction, which is subject to customary closing conditions, was expected to close in the third quarter of 2019. On June 12, 2019, the agreement was canceled. The Company continues to market the property.

NOTE 9. SECURED PROMISSORY NOTE

The following table provides a summary of the activity of the Company's secured notes:

	Global Ichiban	St. George	Total
Secured Notes Principal Balance at December 31, 2017	$4,557,227	$—	$4,557,227
New notes	1,935,000	1,315,000	3,250,000
Note conversions	(1,426,000)	—	(1,426,000)
Interest converted to principal	140,518	—	140,518
Note assignments	(250,000)	—	(250,000)
Secured Notes Principal Balance at December 31, 2018	4,956,745	1,315,000	6,271,745
Less: remaining discount	(2,012,698)	(811,667)	(2,824,365)
Secured Notes, net of discount, at December 31, 2018	2,944,047	503,333	3,447,380
New notes	—	845,000	845,000
Note conversions	(115,000)	—	(115,000)
Interest converted to principal	171,152	—	171,152
Secured Notes Principal Balance at June 30, 2019	5,012,897	2,160,000	7,172,897
Less: remaining discount	(1,299,922)	(741,666)	(2,041,588)
Secured Notes, net of discount, at June 30, 2019	$3,712,975	$1,418,334	$5,131,309

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

ASCENT SOLAR TECHNOLOGIES, INC.

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

Of the notes issued on November 30, 2017, $3,359,539 aggregate principal amount will mature on December 15, 2020. Principal and interest was originally to be payable in 36 equal monthly installments of $111,585 beginning January 15, 2018. As of June 30, 2019, principal of $1,541,000 was converted into 13,081,603 shares of common stock, and $311,670 of interest was converted to principal. This note is due upon demand.

The following table summarizes the conversion activity of this note:

Conversion Period	Principal Converted	Common Shares Issued
Q1 2018	$1,250,000	2,450,981
Q2 2018	$176,000	1,035,295
Q1 2019	$115,000	9,595,327
	$1,541,000	13,081,603

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

ASCENT SOLAR TECHNOLOGIES, INC.

As of June 30, 2019, the aggregate principal and interest balance of the Notes were $5,012,897 and $582,229, respectively.

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

The following table summarizes the derivative liability transactions for these notes:

Derivative Liability Balance as of December 31, 2018	$3,533,861
Change in fair value of derivative liability	(869,138)
Derivative Liability Balance as of June 30, 2019	$2,664,723

Due to the varying terms and varying issue dates, the tranches of this instrument were broken into five separate instruments for valuation purposes.

1)	The first valuation was done on the November 30, 2017 note with term of three years. The derivative value of this note was $1,764,068 as of December 31, 2018.

2)	The second valuation was done on the group of notes dated November 30, 2017, that had a term of one year. The derivative value of this group of notes was $418,965 as of December 31, 2018.

3)	The third valuation was done on the note dated December 28, 2017, which had a term of one year. The derivative value of this note was $150,126 on December 31, 2018.

4)	The fourth valuation was done for the notes dated in the first quarter of 2018, which had a term of one year. The derivative value of this note was $900,757 on December 31, 2018.

5)	The fifth valuation was done for the notes dated in the fourth quarter of 2018, which had a term of one year. The derivative value of this note was $299,945 on December 31, 2018.

The derivative liability associated with the notes is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At June 30, 2019, the Company conducted a fair value assessment of the embedded derivative associated with the three valuation groups discussed above.

1) For the November 30, 2017 3yr note: Management conducted a fair value assessment with the following assumptions: annual volatility of 59%, present value discount rate of 12%, and a dividend yield of 0% as of June 30, 2019. As a result of the fair value assessment, the Company recorded a net loss of $252,102 as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect the fair value of the embedded derivative of $2,016,170 as of June 30, 2019.

2)
For the November 30, 2017 1yr notes: Management conducted a fair value assessment with the following assumptions: annual volatility of 49% present value discount rate of 12% and a dividend yield of 0% as of June 30, 2019. As a result of the fair value assessment, the Company recorded a net gain of $264,025 as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect the fair value of the embedded derivative of $154,940 as of June 30, 2019.

3)
For the December 28, 2017 1yr note: Management conducted a fair value assessment with the following assumptions: annual volatility of 49%, present value discount rate of 12%, and a dividend yield of 0% as of June 30, 2019. As a result of the fair value assessment, the Company recorded a net gain of $94,607 as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect the fair value of the embedded derivative of $55,519 as of June 30, 2019.

ASCENT SOLAR TECHNOLOGIES, INC.

4)
For the first quarter 2018 1yr notes: Management conducted a fair value assessment with the following assumptions: annual volatility of 49%, present value discount rate of 12%, and a dividend yield of 0% as of June 30, 2019. As a result of the fair value assessment, the Company recorded a net gain of $567,642 as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect the fair value of the embedded derivative of $333,115 as of June 30, 2019.

5)
For the fourth quarter 2018 1yr notes: Management conducted a fair value assessment with the following assumptions: annual volatility of 42%, present value discount rate of 12%, and a dividend yield of 0% as of June 30, 2019. As a result of the fair value assessment, the Company recorded a net gain of $194,966 as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect the fair value of the embedded derivative of $104,979 as of June 30, 2019.

The total cumulative net gain for the six months ended June 30, 2019 was $869,138 to reflect a total derivative liability of $2,664,723 as of June 30, 2019.

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

On November 5, 2018, the Company entered into a second securities purchase agreement with St. George, for the private placement of a $1,220,000 secured convertible promissory note ("Company Note"). On November 7, 2018, the Company received $200,000 of gross proceeds from the offering of the Company Note. In addition, the Company received additional consideration for the Company Note in the form of eight separate promissory notes of St. George (the “Investor Notes”) having an aggregate principal amount of $800,000. The Company may receive additional cash proceeds of up to an aggregate of $800,000 through cash payments made from time to time by St George of principal and interest under the eight Investor Notes. The aggregate principal amount of the Company Note is divided into nine tranches, which tranches correspond to (i) the cash funding received on November 5, 2018 and (ii) the principal amounts of the eight Investor Notes. As of June 30, 2019, the Company had received an additional $400,000 in proceeds and had recorded $1,220,000 in principal related to the Company and Investor Notes. The Company recorded original issue discounts of $200,000 and debt financing costs of $20,000, which will be recognized as interest expense, ratably, over the life of the note. As of June 30, 2019, the closing dates, closing amounts, and proceeds on completed Note tranches are as follows:

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

On March 13, 2019, the Company entered into a third securities purchase agreement with St. George, for the private placement of a $365,000 secured convertible promissory note ("Third Note"). The Company recorded original issue discounts of $60,000 and debt financing costs of $5,000, which will be recognized as interest expense, ratably, over the life of the note. As of June 30, 2019, the closing dates, closing amounts, and proceeds on completed Note tranches are as follows:

Closing Date	Closing Amount	Proceeds
3/15/2019	$125,000	$100,000
3/22/2019	$120,000	$100,000
4/4/2019	$120,000	$100,000

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

As of June 30, 2019, the aggregate principal and interest balance of the Notes were $2,040,000 and $142,351, respectively.

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

The following table summarizes the derivative liability transactions for these notes:

Derivative Liability Balance as of December 31, 2018	$3,292,692
Additional derivative liability on new notes	1,752,197
Change in fair value of derivative liability	(2,106,461)
Derivative Liability Balance as of June 30, 2019	$2,938,428

Due to the varying terms and varying issue dates, the tranches of this instrument were broken into three separate instruments for valuation purposes.

1)	The first valuation was done on the May 8, 2018 note with term of one year. The derivative value of this note was $1,568,730 as of December 31, 2018.

2)
The second valuation was done on the November 5, 2018 notes with term of one year. The derivative value of this note was $1,723,962 as of December 31, 2018. For the tranches of this note that were received in Q1 2019, the Company conducted an initial valuation. Although the notes were entered into at various dates, we used a weighted average date of January 22, 2019 for a combined valuation purpose. Management's analysis, using the following assumptions: annual volatility of 79%, present value discount rate of 12%, and a dividend yield of 0%, resulted in a fair value of the embedded derivative associated with these Notes of $0 as of January 22, 2019. The fair value of the derivative was greater than the face value at issuance and the difference of $69,686 was charged to interest expense at issuance. The remaining debt discount of $400,000 will be charged to interest expense ratably over the life of the note.

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

For the Q2 2019 tranche received on the March 2019 note, the Company conducted an initial valuation. Management's analysis, using the following assumptions: issue date of April 4, 2019, annual volatility of 76%, present value discount rate of 12%, and a dividend yield of 0%, resulted in a fair value of the embedded derivative associated with these Notes of $285,000 as of April 4, 2019. The fair value of the derivative was greater than the face value at issuance and the difference of $185,000 was charged to interest expense at issuance. The remaining debt discount of $100,000 will be charged to interest expense ratably over the life of the note.

The derivative liability associated with the notes is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At June 30, 2019, the Company conducted a fair value assessment of the embedded derivative associated with the two valuation groups discussed above.

1)
For the May 2018 note: Management conducted a fair value assessment with the following assumptions: annual volatility of 49%, present value discount rate of 12%, and a dividend yield of 0% as of June 30, 2019. As a result of the fair value assessment, the Company recorded a gain of $1,013,017 as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect the fair value of the embedded derivative of $555,713 as of June 30, 2019.

ASCENT SOLAR TECHNOLOGIES, INC.

2)
For the November 5, 2018 notes: Management conducted a fair value assessment with the following assumptions: annual volatility of 63%, present value discount rate of 12%, and a dividend yield of 0% as of June 30, 2019. As a result of the fair value assessment, the Company recorded a gain of $605,933 as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect the fair value of the embedded derivative of $1,587,715 as of June 30, 2019.

3)
For the March 13, 2019 notes: Management conducted a fair value assessment with the following assumptions: annual volatility of 72%, present value discount rate of 12%, and a dividend yield of 0% as of June 30, 2019. As a result of the fair value assessment, the Company recorded a gain of $487,511 as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect the fair value of the embedded derivative of $795,000 as of June 30, 2019.

The total cumulative net gain for the six months ended June 30, 2019 was $2,106,461 to reflect a total derivative liability of $2,938,428 as of June 30, 2019.

NOTE 10. PROMISSORY NOTES

The following table provides a summary of the activity of the Company's non-convertible, unsecured, promissory notes:

	Investor 1	Investor 2	Total
Promissory Notes Principal Balance at December 31, 2017	$494,437	$200,000	$694,437
New notes	—	850,000	850,000
Notes exchanged	—	(200,000)	(200,000)
Promissory Notes Principal Balance at December 31, 2018	494,437	850,000	1,344,437
Less: remaining discount	—	(104,583)	(104,583)
Promissory Notes, net of discount, at December 31, 2018	$494,437	$745,417	$1,239,854
New notes	—	160,000	160,000
Notes exchanged	—	(550,000)	(550,000)
Promissory Notes Principal Balance at June 30, 2019	494,437	460,000	954,437
Less: remaining discount	—	(20,000)	(20,000)
Promissory Notes, net of discount, at June 30, 2019	$494,437	$440,000	$934,437

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

As of June 30, 2019, $205,563 of principal and $45,414 of interest had been paid on this note. The outstanding principal and accrued interest balances on the note as of June 30, 2019 were $494,437 and $115,881, respectively.

ASCENT SOLAR TECHNOLOGIES, INC.

Offering of Unsecured, Non-Convertible Notes to Investor 2

On June 6, 2018, the Company initiated a second non-convertible, unsecured promissory note with Investor 2 for an aggregate principal amount of $315,000. The promissory note was issued with an original issue discount of $55,000, which will be recorded as interest expense ratably over the term of the note, resulting in proceeds to the company of $260,000, that was received in several tranches between February 2018 and April 2018. This note bears interest at 12% per annum and matures on June 6, 2019. All principal and interest is payable upon maturity. As of June 30, 2019, the remaining principal and interest on on this note were $0 and $2,028, respectively.

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

On December 31, 2018, the Company initiated a fifth non-convertible, unsecured promissory note with Investor 2 for an aggregate principal amount of $300,000. The promissory note was issued with an original issue discount of $75,000, which will be recorded as interest expense ratably over the term of the note, resulting in proceeds to the company of $225,000, which was received in several tranches between September 2018 and December 2018. This note bears interest at 12% per annum and matures on June 30, 2019. All principal and interest is payable upon maturity. As of June 30, 2019, the remaining principal and interest on on this note were $300,000 and $23,054, respectively.

On March 11, 2019, the Company initiated a sixth non-convertible, unsecured promissory note with Investor 2 for an aggregate principal amount of $60,000. The promissory note was issued with an original issue discount of $10,000, which will be recorded as interest expense ratably over the term of the note, resulting in proceeds to the company of $50,000, which was received in several tranches between January 2019 and March 2019. This note bears interest at 12% per annum and matures on September 11, 2019. All principal and interest is payable upon maturity. As of June 30, 2019, the remaining principal and interest on on this note were $60,000 and $2,667, respectively.

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

On May 2, 2019, the Company entered into another securities exchange agreements with Investor 2. Pursuant to the terms of the exchange agreements, Investor 2 agreed to surrender and exchange one promissory note in exchange for one convertible note. The promissory note had a principal balance of $315,000 and an accrued interest balance of $37,872. See Note 11 for further discussion on the new convertible notes.

As of June 30, 2019, the aggregate outstanding principal and interest for Investor 2 was $460,000 and $29,792, respectively.

ASCENT SOLAR TECHNOLOGIES, INC.

NOTE 11. CONVERTIBLE NOTES

The following table provides a summary of the activity of the Company's unsecured, convertible, promissory notes:

	Principal Balance 12/31/2017	New Notes	Notes assigned or exchanged	Notes converted	Principal Balance 12/31/2018	Less: Discount Balance	Net Principal Balance 12/31/18
October 2016 Notes	$330,000	$—	$—	$—	$330,000	$—	$330,000
St. George Notes	1,705,833	—	—	(606,600)	1,099,233	(96,177)	1,003,056
BayBridge Notes	565,000	—	270,000	(772,500)	62,500	(62,100)	400
Bellridge Notes	—	150,000	550,000	(245,000)	455,000	(123,360)	331,640
Power Up Notes	—	225,000	—	—	225,000	(110,621)	114,379
EMA Note	—	75,000	—	—	75,000	(1,753)	73,247
	$2,600,833	$450,000	$820,000	$(1,624,100)	$2,246,733	$(394,011)	$1,852,722

	Principal Balance 12/31/2018	New Notes	Notes assigned or exchanged	Notes converted	Principal Balance 6/30/2019	Less: Discount Balance	Net Principal Balance 6/30/2019
October 2016 Notes	$330,000	$—	$—	$—	$330,000	$—	$330,000
St. George Notes	1,099,233	—	—	(166,070)	933,163	—	933,163
BayBridge Notes	62,500	—	760,000	(179,000)	643,500	(518,500)	125,000
Bellridge Notes	455,000	—	—	(113,000)	342,000	(5,358)	336,642
Power Up Notes	225,000	149,500	—	(225,000)	149,500	(95,960)	53,540
EMA Note	75,000	—	(75,000)	—	—	—	—
Widjaja Note	—	330,000	—	—	330,000	(109,817)	220,183
GS Capital Notes	—	108,068	75,000	(15,000)	168,068	(43,750)	124,318
	$2,246,733	$587,568	$760,000	$(698,070)	$2,896,231	$(773,385)	$2,122,846

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

Outstanding principal and accrued interest on the convertible notes were $330,000 and $54,890, respectively as of June 30, 2019.

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

The following table summarizes the derivative liability transactions for this note:

Derivative Liability Balance as of December 31, 2018	$876,481
Additional derivative liability on new notes	—
Change in fair value of derivative liability	(403,139)
Derivative Liability Balance as of June 30, 2019	$473,342

The derivative liability associated with the convertible notes is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At June 30, 2019, the Company conducted a fair value assessment of the embedded derivative associated with the convertible notes. As a result of the fair value assessment, the Company recorded a $403,139 gain as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations for the six months ended June 30, 2019, to properly reflect the fair value of the embedded derivative of $473,342 as of June 30, 2019.

The fair value measurements rely primarily on company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with the convertible notes approximates management’s estimate of the fair value of the embedded derivative liability at June 30, 2019 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 49%, present value discount rate of 12%, and dividend yield of 0%.

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

As of June 30, 2019, cash payments of $191,667 had been made on the convertible note, and $772,670 had been converted into 160,989,265 shares of the Company's common stock. The remaining balance on the note was $933,163 as of June 30, 2019. The following table summarizes the conversion activity of this note:

Conversion Period	Principal Converted	Common Shares Issued
Q1 2018	$75,000	187,500
Q2 2018	$316,600	2,082,778
Q3 2018	$102,500	3,142,333
Q4 2018	$112,500	10,437,046
Q1 2019	$106,750	58,503,244
Q2 2019	$59,320	86,636,364
	$772,670	160,989,265

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

ASCENT SOLAR TECHNOLOGIES, INC.

The following table summarizes the derivative liability transactions for this note:

Derivative Liability Balance as of December 31, 2018	$1,060,000
Change in fair value of derivative liability	(570,224)
Derivative Liability Balance as of June 30, 2019	$489,776

The derivative liability associated with the convertible note is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At June 30, 2019, the Company conducted a fair value assessment of the embedded derivative associated with the convertible note. As a result of the fair value assessment, the Company recorded a $570,224 gain as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations for the six months ended June 30, 2019, to properly reflect the fair value of the embedded derivative of $489,776 as of June 30, 2019.

The fair value measurements rely primarily on company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with the convertible note approximates management’s estimate of the fair value of the embedded derivative liability at June 30, 2019 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 52%, present value discount rate of 12%, and dividend yield of 0%.

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

As of June 30, 2019, Exchange Note 2 had been converted in full.

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

ASCENT SOLAR TECHNOLOGIES, INC.

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

On May 2, 2019, as described in Note 10, the Company, entered into an additional securities exchange agreements (“Exchange Agreement 5”) with Baybridge.

Pursuant to the terms of Exchange Agreement 5, BayBridge agreed to surrender and exchange an outstanding promissory notes with a principal balance of $315,000, plus accrued interest of $37,872, for a convertible note with an aggregate principal amount of $450,000 and an original issue discount of $97,128 (“Exchange Note 5”).

Exchange Note 5 & is unsecured, has no applicable registration rights, bears interest at a rate of 12% per annum, matures on May 2, 2020 and contains standard and customary events of default including but not limited to: (i) failure to make payments when due under the Exchange Note, and (ii) bankruptcy or insolvency of the Company. Principal and interest are payable upon maturity.

BayBridge shall have the right, from the date of issuance of Exchanges Note 5, and then at any time until Exchange Note 5 is fully paid, to convert any outstanding and unpaid principal and interest into shares of common stock at a variable conversion price equal to the lesser of (i) a price equal to $0.15, or (ii) 70% of the lowest traded price for the shares over the prior five days trading days.

Conversion to shares of common stock may not be issued pursuant to Exchange Notes 3, 4, & 5 if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 9.99% of the outstanding shares of common stock.

As of June 30, 2019, aggregate principal of $1,226,500 and interest of $40,895 had been converted into 157,830,421 shares of common stock and no cash payments of principal or interest had been made on these exchange notes. Exchange Note 2 had been converted in full. The principal and accrued interest balances on Exchange Notes 3, 4, & 5 as of June 30, 2019, were $643,500 and $18,623, respectively.

The following table summarizes the conversion activity of these notes:

Conversion Period	Principal Converted	Interest Converted	Common Shares Issued
Q4 2018	$207,500	$4,303	16,008,198
Q1 2019	$90,500	$3,278	47,400,806
Q2 2019	$88,500	$2,079	141,822,223
	$386,500	$9,660	205,231,227

Pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion options in these notes were deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability.

The following table summarizes the derivative liability transactions for these notes:

Derivative Liability Balance as of December 31, 2018	$113,846
Additional derivative liability on new notes	810,325
Change in fair value of derivative liability	(41,457)
Liability extinguished	(113,846)
Derivative Liability Balance as of June 30, 2019	$768,868

ASCENT SOLAR TECHNOLOGIES, INC.

At December 31, 2018, the derivative liability associated with Exchange Note 2 was $113,846. During the six months ended June 30, 2019, Exchange Note 2 had been fully converted and the remaining derivative liability of $113,846 was recorded as a gain to "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations.

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

The conversion options in Exchange Note 5 was deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. At May 2, 2019, the derivative liability associated with Exchange Note 5 was $499,685. The fair value of the derivative was greater than the face value at issuance and the difference of $150,035 was charged to interest expense at issuance. The remaining debt discount of $349,650 will be charged to interest expense ratably over the life of the note.

The derivative liability associated with these notes is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At June 30, 2019, the Company conducted a fair value assessment of the embedded derivative associated with the Exchange Notes 3, 4, & 5. As a result of the fair value assessment, the Company recorded a $269,183 loss as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations for the six months ended June 30, 2019 to properly reflect the fair value of the embedded derivative of $768,868 as of June 30, 2019.

The fair value measurements rely primarily on company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with Exchange Notes 3, 4, & 5 approximates management’s estimate of the fair value of the embedded derivative liability at June 30, 2019 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 49% for Exchange Notes 3 & 4, and 66% for Exchange Note 5, present value discount rates of 12% and dividend yields of 0%.

Bellridge Convertible Notes

On July 25, 2018, the Company, entered into a securities exchange agreement (the “Exchange Agreement”) with Bellridge Capital, LP ("Bellridge"). Pursuant to the terms of the Exchange Agreement, the investor agreed to surrender and exchange a promissory note with a principal balance of $275,000 and accrued interest of $20,071. In exchange, the Company issued to the investor an unsecured convertible note with an aggregate principal amount of $300,000 (the “Exchange Note”). The original issue discount of $4,929 was charged to interest expense upon issuance. The Exchange Note is not secured, bears interest at a rate of 12% per annum, and will matured on January 25, 2019; principal and interest on the Exchange Note are due upon demand. The investor shall have the right, from and after the date of issuance of this note and then at any time until the note is fully paid, to convert any outstanding and unpaid principal into shares of the Company's common stock at a variable conversion price equal to the lesser of (i) a price equal to $0.20, or (ii) 80% of the lowest traded price for the shares over the prior ten trading days. This Exchange Note was fully converted during the six months ended June 30, 2019.

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

ASCENT SOLAR TECHNOLOGIES, INC.

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

As of June 30, 2019, an aggregate principal of $358,000 and interest of $14,486, on the Bellridge convertible notes had been converted into 118,108,301 shares of common stock and no cash payments of principal or interest had been made. The aggregate principal and accrued interest balances as of June 30, 2019 were $342,000 and $56,345, respectively. The following table summarizes the conversion activity of these notes:

Conversion Period	Principal Converted	Interest Converted	Common Shares Issued
Q3 2018	$137,500	$2,104	3,715,476
Q4 2018	$107,500	$4,000	7,554,399
Q1 2019	$65,615	$4,507	38,696,339
Q2 2019	$47,385	$3,875	68,142,087
	$358,000	$14,486	118,108,301

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

The following table summarizes the derivative liability transactions for this note:

Derivative Liability Balance as of December 31, 2018	$486,279
Liability extinguished	(43,521)
Change in fair value of derivative liability	(257,299)
Derivative Liability Balance as of June 30, 2019	$185,459
As of June 30, 2019, the Exchange Note had been fully converted and the remaining derivative liability of $43,521 was recorded as a gain to "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations.

The remaining derivative liability associated with these notes is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At June 30, 2019, the Company conducted a fair value assessment of the embedded derivative associated with the notes. As a result of the fair value assessment, the Company recorded a $257,299 gain as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations for the six months ended June 30, 2019 to properly reflect the fair value of the embedded derivative of $185,459 as of June 30, 2019.

The fair value measurements rely primarily on Company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with the notes approximates management’s estimate of the fair value of the embedded derivative liability at June 30, 2019 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility between 41% and 49%, present value discount rate of 12%, and dividend yield of 0%.

ASCENT SOLAR TECHNOLOGIES, INC.

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

Beginning in February 2019, Power Up shall have the option to convert all or a portion of the amounts outstanding under the convertible note, into shares of the Company's common stock. Conversions into common stock shall be calculated using a variable conversion price equal to 65% of the average of the three lowest closing bid prices for the shares over the prior ten day trading period immediately preceding the conversion. As of June 30, 2019, this note had been converted in full.

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

Beginning in March 2019, Power Up shall have the option to convert all or a portion of the amounts outstanding under the convertible note, into shares of the Company's common stock. Conversions into common stock shall be calculated using a variable conversion price equal to 65% of the average of the three lowest trading prices for the shares over the prior ten day trading period immediately preceding the conversion. As of June 30, 2019, this note had been converted in full.

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

On February 14, 2019, the Company entered into a fourth securities purchase agreement with Power Up, for the private placement of a fourth convertible note with a principal value of $54,500. This note is unsecured, bears interest at a rate of 8% per annum, and matures on February 14, 2020; principal and interest is due upon maturity. In the event of default, the interest rate per annum increases to 22%.

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

On March 7, 2019, the Company entered into a fifth securities purchase agreement with Power Up, for the private placement of a fifth convertible note with a principal value of $52,500. This note is unsecured, bears interest at a rate of 8% per annum, and matures on March 7, 2020; principal and interest is due upon maturity. In the event of default, the interest rate per annum increases to 22%.

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

On May 3, 2019, the Company entered into a sixth securities purchase agreement with Power Up, for the private placement of a sixth convertible note with a principal value of $42,500. This note is unsecured, bears interest at a rate of 8% per annum, and matures on May 3, 2020; principal and interest is due upon maturity. In the event of default, the interest rate per annum increases to 22%.

Beginning in November 2019, Power Up shall have the option to convert all or a portion of the amounts outstanding under the convertible note, into shares of the Company's common stock. Conversions into common stock shall be calculated using a

ASCENT SOLAR TECHNOLOGIES, INC.

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

As of June 30, 2019, $225,000 of principal and $9,000 of interest had been converted into 142,170,458 shares of common stock and no cash payments of principal or interest had been made. The aggregate principal and accrued interest balances as of June 30, 2019 were $149,500 and $4,271, respectively. The following table summarizes the conversion activity of these notes:

Conversion Period	Principal Converted	Interest Converted	Common Shares Issued
Q1 2019	$182,500	$7,300	95,014,902
Q2 2019	$42,500	$1,700	47,155,556
	$225,000	$9,000	142,170,458

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

The following table summarizes the derivative liability transactions for this note:

Derivative Liability Balance as of December 31, 2018	$511,137
Additional derivative liability on new notes	222,593
Liability extinguishment	(511,137)
Change in fair value of derivative liability	(48,670)
Derivative Liability Balance as of June 30, 2019	$173,923

During the six months ended June 30, 2019, the first, second, and third notes had been fully converted and the remaining derivative liability of $511,137 was recorded as a gain to "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations.

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

The conversion option in the fifth note was deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. At March 7, 2019, the derivative liability associated with the fifth note was $86,865. The fair value of the derivative was greater than the face value at issuance and the difference of $34,365 was charged to interest expense at issuance. The remaining debt discount of $52,500 will be charged to interest expense ratably over the life of the note.

The conversion option in the sixth note was deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. At May 3, 2019, the derivative liability associated with the sixth note was $91,940. The fair value of the derivative was greater than the face value at issuance and the difference of $49,440 was charged to interest expense at issuance. The remaining debt discount of $42,500 will be charged to interest expense ratably over the life of the note.

ASCENT SOLAR TECHNOLOGIES, INC.

The derivative liability associated with these notes is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At June 30, 2019, the Company conducted a fair value assessment of the embedded derivative associated with the notes. As a result of the fair value assessment, the Company recorded a $48,670 gain as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations for the six months ended June 30, 2019 to properly reflect the fair value of the embedded derivative of $173,923 as of June 30, 2019.

The fair value measurements rely primarily on company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with the convertible notes approximates management’s estimate of the fair value of the embedded derivative liability at June 30, 2019 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility between 49% and 66%, present value discount rate of 12%, and dividend yield of 0%.

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

The following table summarizes the derivative liability transactions for this note:

Derivative Liability Balance as of December 31, 2018	$240,156
Liability extinguishment	(240,156)
Derivative Liability Balance as of June 30, 2019	$—

During the six months ended June 30, 2019, the note had been fully converted and the remaining derivative liability of $240,156 was recorded as a gain to "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations.

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

As of June 30, 2019, no principal and no interest had been converted into shares of common stock and no cash payments of principal or interest had been made. The aggregate principal and accrued interest balances as of June 30, 2019 were $330,000 and $18,444, respectively.

Pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion option in the first note was deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability.

The following table summarizes the derivative liability transactions for this note:

Derivative Liability Balance as of December 31, 2018	$—
Additional derivative liability on new notes	219,634
Change in fair value of derivative liability	(70,931)
Derivative Liability Balance as of June 30, 2019	$148,703

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

The derivative liability associated with these notes is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At June 30, 2019, the Company conducted a fair value assessment of the embedded derivative associated with the notes. As a result of the fair value assessment, the Company recorded a $70,931 gain as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations for the six months ended June 30, 2019 to properly reflect the fair value of the embedded derivative of $148,703 as of June 30, 2019.

The fair value measurements rely primarily on company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with the convertible notes approximates management’s estimate of the fair value of the embedded derivative liability at June 30, 2019 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility of 50%, present value discount rate of 12%, and dividend yield of 0%.

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

As of June 30, 2019, principal of $15,000 and interest of $763 had been converted into 17,321,692 shares of common stock and no cash payments of principal or interest had been made. The aggregate principal and accrued interest balances as of June 30, 2019 were $168,068 and $7,062, respectively. The following table summarizes the conversion activity of these notes:

Conversion Period	Principal Converted	Interest Converted	Common Shares Issued
Q2 2019	$15,000	$763	$17,321,692
	$15,000	$763	$17,321,692

Pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion option in the first note was deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability.

The following table summarizes the derivative liability transactions for this note:

Derivative Liability Balance as of December 31, 2018	$—
Additional derivative liability on new notes	101,063
Derivative liability assigned	240,156
Change in fair value of derivative liability	(197,291)
Derivative Liability Balance as of June 30, 2019	$143,928

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

The derivative liability associated with these notes is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. At June 30, 2019, the Company conducted a fair value assessment of the embedded derivative associated with the notes. As a result of the fair value assessment, the Company recorded a $197,291 gain as "Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net" in the Consolidated Statements of Operations for the six months ended June 30, 2019 to properly reflect the fair value of the embedded derivative of $143,928 as of June 30, 2019.

The fair value measurements rely primarily on company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with the convertible notes approximates management’s estimate of the fair value of the embedded derivative liability at June 30, 2019 based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions: annual volatility between 49% and 50%, present value discount rate of 12%, and dividend yield of 0%.

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

The Series A Preferred Stock may be converted into shares of common stock at the option of the Company if the closing price of the common stock exceeds $232, as adjusted, for twenty consecutive trading days, or by the holder at any time. The Company has the right to redeem the Series A Preferred Stock at a price of $8.00 per share, plus any accrued and unpaid dividends, plus the make-whole amount (if applicable). At June 30, 2019, the preferred shares were not eligible for conversion to common shares at the option of the Company. The holder of the preferred shares may convert to common shares at any time, at no cost, at a ratio of 12,656 preferred shares into 1 common share (subject to standard ratable anti-dilution adjustments). Upon any conversion (whether at the option of the Company or the holder), the holder is entitled to receive any accrued but unpaid dividends.

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

During the six months ended June 30, 2019, 12,656 shares Series A Preferred Stock, plus $70,527 of accrued dividends were converted into 1 share and 9,795,396 shares of the Company's common stock, respectively. As of June 30, 2019, there were 48,100 shares of Series A Preferred Stock outstanding and accrued and unpaid dividends of $294,479.

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

ASCENT SOLAR TECHNOLOGIES, INC.

At June 30, 2019, the Company had 20 billion shares of common stock, $0.0001 par value, authorized for issuance. Each share of common stock has the right to one vote. As of June 30, 2019, the Company had 696,089,337 shares of common stock outstanding. The Company has not declared or paid any dividends related to the common stock through June 30, 2019.

Preferred Stock

At June 30, 2019, the Company had 25,000,000 shares of preferred stock, $0.0001 par value, authorized for issuance. Preferred stock may be issued in classes or series. Designations, powers, preferences, rights, qualifications, limitations and restrictions are determined by the Company’s Board of Directors.  The following table summarizes the designations, shares authorized, and shares outstanding for the Company's Preferred Stock:

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

Series A Preferred Stock

Refer to Note 12 for Series A Preferred Stock activity.

Series B-1, B-2, C, D, D-1, E, F, G, H, I, J, J-1, and K Preferred Stock

There were no transactions involving the Series B-1, B-2, C, D, D-1, H, I, J, J-1, or K during the six months ended June 30, 2019.

NOTE 14. EQUITY PLANS AND SHARE-BASED COMPENSATION

Share-Based Compensation: The Company measures share-based compensation cost at the grant date based on the fair value of the award and recognizes this cost as an expense over the grant recipients’ requisite service periods for all awards made to employees, officers, directors and consultants.

The share-based compensation expense recognized in the Consolidated Statements of Operations was as follows:

	For six months ended June 30,	For six months ended June 30,
	2019	2018
Research and development	$—	$642
Selling, general and administrative	$20,750	$20,704
Total share-based compensation cost	$20,750	$21,346

ASCENT SOLAR TECHNOLOGIES, INC.

The following table presents share-based compensation expense by type:

	For six months ended June 30,	For six months ended June 30,
	2019	2018
Type of Award:
Stock Options	$20,750	$21,346
Restricted Stock Units and Awards	$—	$—
Total share-based compensation cost	$20,750	$21,346

Stock Options: The Company recognized share-based compensation expense for stock options of $20,750 to officers, directors and employees for the three months ended June 30, 2019 related to stock option awards, reduced for estimated forfeitures. There were no option grants during the six months ended June 30, 2019 or June 30, 2018.

As of June 30, 2019, there were no unvested stock options. As of June 30, 2019, 97 shares were vested and 120 shares remained available for future grants under the Option Plan.

The following table summarizes stock option activity within the Stock Option Plan:

	Stock Option Shares	Weighted Average Remaining Contractual Life in Years
Outstanding at December 31, 2017	195	7.32
Granted	—
Exercised	—
Canceled	(85)
Outstanding at December 31, 2018	110	5.18
Granted	—
Exercised	—
Canceled	(13)
Outstanding at June 30, 2019	97	4.94
Exercisable at June 30, 2019	97	4.94

Restricted Stock: The Company did not recognized share-based compensation expense related to restricted stock grants for the six months ended June 30, 2019 or for the year ended December 31, 2018. There were no restricted stock grants for the periods ended June 30, 2019 and December 31, 2018.

As of June 30, 2019, there was no unrecognized share-based compensation expense from unvested restricted stock, no shares were expected to vest in the future, and 496 shares remained available for future grants under the Restricted Stock Plan.

NOTE 15. SUBSEQUENT EVENTS

Offering of Promissory Note (Note 10)

On July 8, 2019, the Company issued, to Investor 2, a additional promissory note with a principal balance of $125,000 in exchange for $100,000 in gross proceeds. The note is unsecured, bears interest at 12% per annum, matures on January 8, 2020, and contains standard and customary events of default including but not limited to: (i) failure to make payments when due under the note, and (ii) bankruptcy or insolvency of the Company. Principal and interest on the note will be payable upon maturity.

Conversions of Convertible Notes (Note 11)

Subsequent to the date of this report, an additional $54,000 in principal for St. George was converted into 135,555,556 shares of common stock.

Subsequent to the date of this report, an additional $43,500 in principal, plus accrued interest and a deposit fee, for BayBridge was converted into 175,047,423 shares of common stock. In addition, $2,590 in deposit fees were paid by issuance of 9,961,538 shares of common stock.

Subsequent to the date of this report, an additional $52,850 in principal, plus accrued interest, for Bellridge was converted into 178,947,790 shares of common stock.

Subsequent to the date of this report, $33,000 in principal, plus accrued interest, for GS Capital was converted into 105,006,523 shares of common stock.

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

Overview

We are a company formed to commercialize flexible PV modules using our proprietary technology. For the three months ended June 30, 2019, we generated $289,752 of revenue. Our revenue of $289,752 from product sales accounted for 100% of total revenue, we did not have any revenue generated from government research and development contracts during the three months ended June 30, 2019. As of June 30, 2019, we had an accumulated deficit of approximately $419 million.

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

Basis of Presentation: The accompanying consolidated financial statements have been derived from the accounting records of Ascent Solar Technologies, Inc., Ascent Solar (Asia) Pte. Ltd., and Ascent Solar (Shenzhen) Co., Ltd. (collectively, "the Company") as of June 30, 2019 and June 30, 2018, and the results of operations for the three months ended June 30, 2019 and 2018. Ascent Solar (Shenzhen) Co., Ltd. is wholly owned by Ascent Solar (Asia) Pte. Ltd., which is wholly owned by Ascent Solar Technologies, Inc. All significant inter-company balances and transactions have been eliminated in the accompanying consolidated financial statements.

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
The Company’s significant accounting policies were described in Note 3 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. There have been no significant changes to our accounting policies as of June 30, 2019.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

Revenues. Our revenues were $74,368 for the three months ended June 30, 2019 compared to $102,962 for the three months ended June 30, 2018, a decrease of $28,594, due to fewer product sales.

Cost of revenues. Our Cost of revenues for the three months ended June 30, 2019 was $117,118 compared to $230,581 for the three months ended June 30, 2018, a decrease of $113,463. The decrease in cost of revenues is mainly due to the decrease in materials and labor costs as a result of a decrease in production for the three months ended June 30, 2019 compared to 2018. Cost of revenues for the three months ended June 30, 2019 is comprised materials and freight of $39,815, direct labor of $572, and overhead of $76,731. Management believes our factory is currently significantly under-utilized, and a substantial increase in revenue would result in marginal increases to Direct Labor and Overhead included in the Cost of revenues. As such management’s focus going forward is to improve gross margin through increased sales and improved utilization of our factory. We are currently pursuing high-value PV markets.
Research, development and manufacturing operations. Research, development and manufacturing operations costs were $129,003 for the three months ended June 30, 2019, compared to $700,045 for the three months ended June 30, 2018, a decrease of $571,042. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. Research, development and manufacturing operations costs also include costs related to technology development and governmental contracts. The following factors contributed to the decrease in research, development, and manufacturing operations expenses during the three months ended June 30, 2019:

1.
Personnel and facility related expenses decreased $527,947, as compared to the same time period of 2018. The decrease in personnel and facility related costs was primarily due to a reduction in headcount and the use of contractors.

2.	Materials and equipment related expenses, decreased $43,095, as compared to the same time period of 2018. The decrease was due to a decrease in production of research and development products.
Selling, general and administrative. Selling, general and administrative expenses were $403,915 for the three months ended June 30, 2019, compared to $700,615 for the three months ended June 30, 2018, a decrease of $296,700. The following factors contributed to the decrease in selling, general, and administrative expenses during the three months ended June 30, 2019:

1.
Personnel and facility related costs decreased $219,288 during the three months ended June 30, 2019, as compared to the the three months ended June 30, 2018. The overall decrease in personnel related costs was primarily due a lower headcount for the the three months ended June 30, 2019, as compared to the the three months ended June 30, 2018 as well as the decreased use of consultants and contractors during the same period.

2.
Marketing and related expenses decreased $19,084 during the three months ended June 30, 2019, as compared to the the three months ended June 30, 2018. The decrease in Marketing and related expenses is due to reduced marketing, advertising, and promotional activities during the the three months ended June 30, 2019, compared to the same time period of 2018, which is the direct result of reducing our marketing budget to focus more on the development of our PV.

3.
Legal expenses decreased $14,844 during the three months ended June 30, 2019, as compared to the the three months ended June 30, 2018. The primary reasons for the decrease is due to decreased general legal expenses related to financing efforts as compared to the three months ended June 30, 2018 and decreases in legal expenses related to our patent activity as compared to the same period of 2018.

4.
Public company expenses decreased $39,744 during the three months ended June 30, 2019, as compared to the the three months ended June 30, 2018. This increase is primarily due to the timing of the annual meeting which occurred during the first half of 2018 as compared to the anticipated second half of 2019.

5.	Bad debt and settlement expenses decreased approximately $3,740 during the three months ended June 30, 2019, as compared to the three months ended June 30, 2018.

Other Expense, net. Other net expense was $3,257,357 for the three months ended June 30, 2019, compared to $1,829,103 for the the three months ended June 30, 2018, an increase of approximately $1,428,254. The following factors contributed to the increase in other income, net during the three months ended June 30, 2019:

1.	During the three months ended June 30, 2019, the Company disposed of certain manufacturing assets and recognized a gain of $836,500 in Other income. There was no corresponding income in 2018.

2.
Interest expense decreased approximately $122,503, as compared to the three months ended June 30, 2018. The decrease is primarily due to a decrease of non-cash interest expense related to convertible debt and promissory notes.

3.
Gains and losses on change in fair value of derivatives and on extinguishment of liabilities, was a net loss of $2,087,662 for the three months ended June 30, 2019, as compared to a net gain of $299,595 for the three months ended June 30, 2018. The change of $2,387,257 in this non-cash item is attributable to a net loss of $2,131,464 on the change in fair value of our embedded derivative instruments during the three months ended June 30, 2019, compared to $1,224,750 in 2018, offset by a net gain from extinguishment of liabilities of $43,802, related to conversions and redemptions of certain convertible notes and preferred stock, for the three months ended June 30, 2019, as compared to a net loss of $925,155 for three months ended June 30, 2018.

Net Loss. Our Net Loss was $3,893,682 for the three months ended June 30, 2019, compared to a Net Loss of $3,454,828 for the three months ended June 30, 2018.
The increase in Net Loss of $438,854 for the three months ended June 30, 2019 can be summarized in variances in significant account activity as follows:

Decrease (Increase) in Net Loss For the Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018
Revenues	$(28,594)
Cost of Revenue	113,463
Research, development and manufacturing operations
Materials and Equipment Related Expenses	43,095
Personnel and Facility Related Expenses	527,947
Selling, general and administrative expenses
Personnel, Administrative, and Facility Related Expenses	219,288
Marketing Related Expenses	19,084
Legal Expenses	14,844
Public Company Costs	39,744
Bad Debt Expense	3,740
Depreciation and Amortization Expense	36,789
Other Income/Expense
Interest Expense	836,500
Other Income/Expense	122,503
Non-Cash Change in Fair Value of Derivative Liabilities and Gain/Loss on Extinguishment of Liabilities, net	(2,387,257)
Increase to Net Loss	$(438,854)

Comparison of the Six Months Ended June 30, 2019 and 2018

Revenues. Our revenues were $289,752 for the six months ended June 30, 2019 compared to $480,472 for the six months ended June 30, 2018, a decrease of $190,720, due to fewer product sales.

Cost of revenues. Our Cost of revenues for the six months ended June 30, 2019 was $208,554 compared to $503,609 for the six months ended June 30, 2018, a decrease of $295,055. The decrease in cost of revenues is mainly due to the decrease in materials and labor costs as a result of a decrease in production for the six months ended June 30, 2019 compared to 2018. Cost of revenues for the six months ended June 30, 2019 is comprised of materials and freight of $19,937, direct labor of $1,002, and overhead of $187,615. Management believes our factory is currently significantly under-utilized, and a substantial increase in revenue would result in marginal increases to Direct Labor and Overhead included in the Cost of revenues. As such management’s focus going forward is to improve gross margin through increased sales and improved utilization of our factory. We are currently pursuing high-value PV markets.
Research, development and manufacturing operations. Research, development and manufacturing operations costs were $618,072 for the six months ended June 30, 2019, compared to $1,873,081 for the six months ended June 30, 2018, a decrease of $1,255,009. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. Research, development and manufacturing operations costs also include costs related to technology development and governmental contracts. The following factors contributed to the decrease in research, development, and manufacturing operations expenses during the six months ended June 30, 2019:

1.
Personnel and facility related expenses decreased $1,198,379, as compared to the same time period of 2018. The decrease in personnel and facility related costs was primarily due to a reduction in headcount and the use of contractors.

2.	Materials and equipment related expenses, decreased $56,630, as compared to the same time period of 2018. The decrease was due to a decrease in production of research and development products.
Selling, general and administrative. Selling, general and administrative expenses were $912,284 for the six months ended June 30, 2019, compared to $1,636,141 for the six months ended June 30, 2018, a decrease of $723,857. The following factors contributed to the decrease in selling, general, and administrative expenses during the six months ended June 30, 2019:

1.
Personnel and facility related costs decreased $617,104 during the six months ended June 30, 2019, as compared to the the six months ended June 30, 2018. The overall decrease in personnel related costs was primarily due a lower headcount for the the six months ended June 30, 2019, as compared to the the six months ended June 30, 2018 as well as the decreased use of consultants and contractors during the same period.

2.
Marketing and related expenses decreased $20,377 during the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. The decrease in Marketing and related expenses is due to reduced marketing, advertising, and promotional activities during the the six months ended June 30, 2019, compared to the same time period of 2018, which is the direct result of reducing our marketing budget to focus more on the development of our PV.

3.
Legal expenses decreased $156,688 during the six months ended June 30, 2019, as compared to the the six months ended June 30, 2018. The primary reasons for the decrease is due to decreased general legal expenses related to financing efforts as compared to the the six months ended June 30, 2018 and decreases in legal expenses related to our patent activity as compared to the same period of 2018.

4.
Public company expenses increased $33,391 during the six months ended June 30, 2019, as compared to the the six months ended June 30, 2018. This increase is primarily due to increased filing fees related to financing agreements in 2019, as compared to 2018.

5.
Bad debt and settlement expenses increased $36,921 during the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. During 2018 we recorded payments and settlements against existing reserves. We did not have settlement expenses during 2019.

Other Income/Expense, net. Other net income was $923,222 for the six months ended June 30, 2019, compared to a other net expense of $4,157,295 for the the six months ended June 30, 2018, an improvement of $5,080,517. The following factors contributed to the increase in other income, net during the six months ended June 30, 2019:

1.	During the six months ended June 30, 2019, the Company disposed of certain manufacturing assets and recognized a gain of $836,500 in Other income. There was no corresponding income in 2018.

2.
Interest expense increased approximately $1,360,014, as compared to the six months ended June 30, 2018. The increase is primarily due to an increase of non-cash interest expense related to convertible debt and promissory notes.

3.
Gains and losses on change in fair value of derivatives and on extinguishment of liabilities, was a net gain of $4,919,165 for the six months ended June 30, 2019, as compared to a net loss of $684,866 for the six months ended June 30, 2018. The change of $5,604,031 in this non-cash item is attributable to a net gain of $4,562,610 on the change in fair value of our embedded derivative instruments during the six months ended June 30, 2019, compared to a net gain $673,664 in 2018, offset by a reduction in the loss from extinguishment of liabilities of $1,715,085, related to conversions and redemptions of certain convertible notes and preferred stock, for the six months ended June 30, 2019, as compared to the the six months ended June 30, 2018.

Net Loss. Our Net Loss was $652,945 for the six months ended June 30, 2019, compared to a Net Loss of $7,887,874 for the six months ended June 30, 2018.
The decrease of $7,234,929 in Net Loss for the six months ended June 30, 2019 can be summarized in variances in significant account activity as follows:

Decrease (Increase) in Net Loss For the Six Months Ended June 30, 2019 Compared to the Six Months Ended June, 2018
Revenues	$(190,720)
Cost of Revenue	295,055
Research, development and manufacturing operations
Materials and Equipment Related Expenses	56,630
Personnel and Facility Related Expenses	1,198,379
Selling, general and administrative expenses
Personnel, Administrative, and Facility Related Expenses	617,104
Marketing Related Expenses	20,377
Legal Expenses	156,688
Public Company Costs	(33,391)
Bad Debt Expense	(36,921)
Depreciation and Amortization Expense	71,211
Other Income/Expense
Interest Expense	(1,360,014)
Other Income/Expense	836,500
Non-Cash Change in Fair Value of Derivative Liabilities and (Gain)/Loss on Extinguishment of Liabilities, net	5,604,031
Decrease in Net Loss	$7,234,929

Liquidity and Capital Resources

The Company has continued limited PV production at its manufacturing facility. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented its product strategy. During the six months ended June 30, 2019 the Company used $1,808,076 in cash for operations. The Company's primary significant long term cash obligation consists of a note payable of $5,206,387 to a financial institution secured by a mortgage on its headquarters and manufacturing building in Thornton, Colorado. Total payments of approximately $693,611, including principal and interest, will come due in the remainder of 2019.

The Company is currently marketing it's Thornton, Colorado property to prospective buyers.

Additional projected product revenues are not anticipated to result in a positive cash flow position for the year 2019 overall and, as of June 30, 2019, the Company has negative working capital. As such, cash liquidity sufficient for the next twelve months will require additional financing.

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

Statements of Cash Flows Comparison of the Six Months Ended June 30, 2019 and 2018

For the six months ended June 30, 2019, our cash used in operations was $1,808,076 compared to $2,180,730 for the six months ended June 30, 2018, a decrease of $372,654. The decrease is primarily the result of reduced operations during the current year. For the six months ended June 30, 2019, cash used in investing activities was $833,779 compared to $9,705 for the six months ended June 30, 2018. This decrease was the result of reduced spending on patents. During the six months ended June 30, 2019, negative operating cash flows of $1,808,076 million were funded through $1,406,768 million in new debt issuances, offset by payment of financing costs of $7,500.

Off Balance Sheet Transactions

As of June 30, 2019, we did not have any off balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

We hold no significant funds and have no future obligations denominated in foreign currencies as of June 30, 2019.

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

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our cash equivalents and investment portfolio. As of June 30, 2019, our cash equivalents consisted only of operating accounts held with financial institutions. From time to time, we hold restricted funds, money market funds, investments in U.S. government securities and high quality corporate securities. The primary objective of our investment activities is to preserve principal and provide liquidity on demand, while at the same time maximizing the income we receive from our investments without significantly increasing risk. The direct risk to us associated with fluctuating interest rates is limited to our investment portfolio, and we do not believe a change in interest rates will have a significant impact on our financial position, results of operations, or cash flows.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Our management conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of June 30, 2019. Based on this evaluation, our management concluded the design and operation of our disclosure controls and procedures were not effective as of June 30, 2019.

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

Under the supervision of the Audit Committee of the Board of Directors and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, our management concluded our internal controls over financial reporting were not effective as of June 30, 2019. Our management reviewed the results of its assessment with the Audit Committee.

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

Material Weakness

Based on our assessment and the criteria used, management concluded that our internal control over financial reporting as of June 30, 2019 was not effective due to the material weaknesses described as follows:

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

•
Accounting for the Company's inventory and cost of revenue was lacking for the preparation of the June 30, 2019 financial statements.  Miscalculations in these areas could impact the Company's current assets, revenues, operating results, and cash flows.

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

Changes in Internal Control Over Financial Reporting

Except for the identification and mitigation of the material weaknesses noted above, there were no other changes in internal control over financial reporting during the year ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In May 2019, a vendor filed suit against the Company in District Court in Adams County Colorado in an effort to collect approximately $1.2 million of unpaid fees (and related interest charges).  The matter is currently pending.  The unpaid amounts are reflected in the Company's financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not required.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed on the accompanying Index to Exhibits on this Form 10-Q are filed or incorporated into this Form 10-Q by reference.
EXHIBIT INDEX

Exhibit No.	Description
10.1	Purchase and Sale Agreement Dated April 12, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 18, 2019
10.2	Securities Purchase Agreement Dated May 2, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 8, 2019)
10.3	Convertible Promissory Note Dated May 2, 2019 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 8, 2019)
10.4	Exchange Agreement Dated May 2, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 8, 2019)
10.5	Convertible Promissory Note Dated May 2, 2019 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 8, 2019)
10.6	Non-Convertible Promissory Note Dated May 14, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 17, 2019)
10.7	Non-Convertible Promissory Note Dated July 8, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 12, 2019)
31.1*	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

ASCENT SOLAR TECHNOLOGIES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th day of August, 2019.

ASCENT SOLAR TECHNOLOGIES, INC.

By:	/S/ VICTOR LEE
Lee Kong Hian (aka Victor Lee) President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, Chief Accounting Officer, and Authorized Signatory)