Form 10-Q
period 2019-09-30
Ascent Solar Technologies, Inc.
filed 2019-12-09
CIK 1350102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of December 2, 2019, there were 4,187,161,650 shares of our common stock issued and outstanding.

ASCENT SOLAR TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q
Quarterly Period Ended September 30, 2019

PART I. FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (unaudited)	1
	Condensed Consolidated Balance Sheets - as of September 30, 2019 and December 31, 2018 (unaudited)	1
	Condensed Consolidated Statements of Operations - For the Three and Nine Months Ended September 30, 2019 and September 30, 2018 (unaudited)	2
	Condensed Consolidated Statements of Changes in Stockholder's Deficit - for the Three and Nine Months Ended September 30, 2019 and September 30, 2018 (unaudited)	3
	Condensed Consolidated Statements of Cash Flow - For the Nine Months Ended September 30, 2019 and September 30, 2018 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	37
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults Upon Senior Securities	39
Item 4.	Mine Safety Disclosures	39
Item 5.	Other Information	39
Item 6.	Exhibits	39
SIGNATURES		40

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

References to “we,” “us,” “our,” “Ascent,” “Ascent Solar” or the “Company” in this Quarterly Report mean Ascent Solar Technologies, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2019	December 31, 2018
ASSETS (substantially pledged)
Current Assets:
Cash and cash equivalents	$24,505	$18,159
Trade receivables, net of allowance of $45,362 and $45,644, respectively	22,403	165,160
Inventories, net	684,390	660,791
Prepaid expenses and other current assets	164,325	138,369
Total current assets	895,623	982,479
Property, Plant and Equipment:	32,911,969	36,621,187
Less accumulated depreciation and amortization	(28,632,301)	(32,207,829)
	4,279,668	4,413,358
Other Assets:
Patents, net of accumulated amortization of $408,612 and $363,533, respectively	826,711	862,429
Other non-current assets	—	34,061
	826,711	896,490
Total Assets	$6,002,002	$6,292,327
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$1,457,378	$2,318,655
Related party payables	460,000	270,740
Accrued expenses	1,510,558	1,562,435
Accrued interest	1,775,647	1,198,279
Notes payable	1,506,530	1,516,530
Current portion of long-term debt	—	349,093
Mortgage	5,917,315	—
Secured promissory notes, net of discount of $1,341,915 and $2,824,365, respectively	5,830,982	3,447,380
Promissory notes, net of discounts of $30,000 and $104,583, respectively	954,437	1,239,854
Convertible notes, net of discounts of $853,672 and $394,011, respectively	2,004,241	1,852,722
Embedded derivative liability	7,064,541	10,114,452
Total current liabilities	28,481,629	23,870,140
Long-term debt, net of current portion	—	5,028,969
Accrued Warranty Liability	24,861	29,114
Total Liabilities	28,506,490	28,928,223
Commitments and Contingencies	—	—
Stockholders’ Deficit:
Series A preferred stock, $.0001 par value; 750,000 shares authorized as of September 30, 2019 and December 31, 2018; 48,100 and 60,756 shares issued and outstanding as of September 30, 2019 and December 31, 2018 ($691,571 and $822,620 Liquidation Preference, respectively)	5	6
Common stock, $0.0001 par value, 20,000,000,000 shares authorized as of September 30, 2019 and December 31, 2018; 2,856,539,850 and 63,537,885 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	285,654	6,354
Additional paid in capital	397,674,171	395,889,712
Accumulated deficit	(420,464,318)	(418,531,968)
Total stockholders’ deficit	(22,504,488)	(22,635,896)
Total Liabilities and Stockholders’ Deficit	$6,002,002	$6,292,327
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$338,373	$32,001	$628,124	$512,473
Costs and Expenses
Cost of revenues	74,271	—	282,825	503,609
Research, development and manufacturing operations	460,775	516,782	1,078,842	2,389,863
Selling, general and administrative	633,566	607,784	1,545,852	2,243,925
Depreciation and amortization	58,154	91,104	185,163	289,324
Total Costs and Expenses	1,226,766	1,215,670	3,092,682	5,426,721
Loss from Operations	(888,393)	(1,183,669)	(2,464,558)	(4,914,248)
Other Income/(Expense)
Other Income, net	6,000	13,144	842,500	13,144
Interest Expense	(1,907,895)	(1,730,717)	(6,740,340)	(5,279,259)
Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net	1,510,883	3,284,736	6,430,048	2,599,870
Total Other Income/(Expense)	(391,012)	1,567,163	532,208	(2,666,245)
Net Loss	$(1,279,405)	$383,494	$(1,932,350)	$(7,580,493)

Net Loss Per Share (Basic and Diluted)	$(0.001)	$0.20	$(0.003)	$(0.45)
Weighted Average Common Shares Outstanding (Basic and Diluted)	1,457,404,260	22,739,044	705,196,069	16,827,420

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(unaudited)

For the Three Months Ended September 30, 2019

	Common Stock		Series A Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, June 30, 2019	696,089,337	$69,609	48,100	$5	$397,258,622	$(419,184,913)	$(21,856,677)
Interest and Dividend Expense paid with Common Stock	89,313,372	8,932	—	—	7,393	—	16,325
Conversion of St.George Note into Common Shares	457,222,223	45,722	—	—	43,278	—	89,000
Conversion of BayBridge Note into Common Shares	605,769,231	60,577	—	—	25,423	—	86,000
Conversion of Bellridge Note into Common Shares	474,484,128	47,448	—	—	41,552	—	89,000
Conversion of Power Up Note into Common Shares	155,824,176	15,582	—	—	(982)	—	14,600
Conversion of GS Capital Note into Common Shares	311,168,154	31,117	—	—	26,601	—	57,718
Stock issued for fees	66,669,229	6,667	—	—	1,098	—	7,765
Loss on Extinguishment of Liabilities	—	—	—	—	271,186	—	271,186
Net Loss	—	—	—	—	—	(1,279,405)	(1,279,405)
Balance at September 30, 2019	2,856,539,850	$285,654	48,100	$5	$397,674,171	$(420,464,318)	$(22,504,488)

For the Three Months Ended September 30, 2018

	Common Stock		Series A Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, June 30, 2018	18,994,561	$1,900	60,756	$6	$393,838,518	$(410,459,463)	$(16,619,039)
Interest and Dividend Expense paid with Common Stock	310,656	31	—	—	30,398	—	30,429
Conversion of St.George Note into Common Shares	3,142,332	314	—	—	102,186	—	102,500
Conversion of BayBridge Note into Common Shares	1,426,025	143	—	—	51,857	—	52,000
Conversion of Bellridge Note into Common Shares	3,660,498	366	—	—	137,134	—	137,500
Conversion of Note Payable into Common Shares	2,004,169	200	—	—	356,542	—	356,742
Loss on Extinguishment of Liabilities	—	—	—	—	601,433	—	601,433
Stock based compensation	—	—	—	—	3,476	—	3,476
Adjustment for RSS	—	—	—	—	(2,625)	—	(2,625)
Net Income	—	—	—	—	—	383,494	383,494
Balance at September 30, 2018	29,538,241	$2,954	60,756	$6	$395,118,919	$(410,075,969)	$(14,954,090)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(unaudited)
For the Nine Months Ended September 30, 2019

	Common Stock		Series A Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2018	63,537,885	$6,354	60,756	$6	$395,889,712	$(418,531,968)	$(22,635,896)
Interest and Dividend Expense paid with Common Stock	118,531,773	11,853	—	—	98,489	—	110,342
Conversion of St.George Note into Common Shares	602,361,830	60,236	—	—	194,834	—	255,070
Conversion of Global Ichiban Note into Common Shares	9,595,327	960	—	—	114,040	—	115,000
Conversion of BayBridge Note into Common Shares	790,692,046	79,069	—	—	185,931	—	265,000
Conversion of Bellridge Note into Common Shares	573,601,030	57,360	—	—	144,640	—	202,000
Conversion of Power Up Note into Common Shares	291,431,537	29,143	—	—	210,457	—	239,600
Conversion of GS Capital Note into Common Shares	327,651,670	32,765	—	—	39,953	—	72,718
Stock issued for fees	79,136,751	7,914	—	—	7,911	—	15,825
Conversion of Series A Preferred Stock into Common Stock	1	—	(12,656)	(1)	1	—	—
Loss on Extinguishment of Liabilities	—	—	—	—	767,453	—	767,453
Stock based compensation	—	—	—	—	20,750	—	20,750
Net Loss	—	—	—	—	—	(1,932,350)	(1,932,350)
Balance at September 30, 2019	2,856,539,850	$285,654	48,100	$5	$397,674,171	$(420,464,318)	$(22,504,488)

For the Nine Months Ended September 30, 2018

	Common Stock		Series A Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2017	9,606,677	$961	60,756	$6	$387,292,174	$(402,495,476)	$(15,202,335)
Interest and Dividend Expense paid with Common Stock	427,721	43	—	—	57,193	—	57,236
Conversion of St.George Note into Common Shares	5,412,610	541	—	—	493,559	—	494,100
Conversion of Global Ichiban Note into Common Shares	3,486,274	349	—	—	1,425,651	—	1,426,000
Conversion of BayBridge Note into Common Shares	4,237,792	424	—	—	564,576	—	565,000
Conversion of Bellridge Note into Common Shares	3,660,498	366	—	—	137,134	—	137,500
Conversion of Note Payable into Common Shares	2,004,169	200	—	—	356,542	—	356,742
Conversion of Series K Preferred Stock into Common Shares	702,500	70	—	—	2,809,930	—	2,810,000
Loss on Extinguishment of Liabilities	—	—	—	—	1,959,963	—	1,959,963
Stock based compensation	—	—	—	—	24,822	—	24,822
Adjustment for RSS	—	—	—	—	(2,625)	—	(2,625)
Net Loss	—	—	—	—	—	(7,580,493)	(7,580,493)
Balance at September 30, 2018	29,538,241	$2,954	60,756	$6	$395,118,919	$(410,075,969)	$(14,954,090)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended
	September 30,
	2019	2018
Operating Activities:
Net Income (loss)	$(1,932,350)	$(7,580,493)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization	185,163	289,324
Stock based compensation	20,750	24,822
Realized loss (gain) on sale of assets	(842,500)	(14,000)
Amortization of financing costs	24,639	21,750
Non-cash interest expense	2,023,031	935,190
Amortization of debt discount	3,675,795	3,690,823
Bad debt expense	(302)	(8,868)
Write off Enerplex Patents	—	59,153
Warranty reserve	(4,253)	(9,702)
Change in fair value of derivatives and loss on extinguishment of liabilities, net	(6,430,048)	(2,599,870)
Changes in operating assets and liabilities:
Accounts receivable	143,059	(16,340)
Inventories	(23,599)	68,759
Prepaid expenses and other current assets	1,766	247,919
Accounts payable	(494,883)	965,175
Related party payable	189,260	(2,827)
Accrued interest	951,184	398,098
Accrued expenses	(51,880)	487,690
Net cash used in operating activities	(2,565,168)	(3,043,397)
Investing Activities:
Purchase of property, plant and equipment	(6,393)	—
Proceeds from sale of assets	842,500	14,000
Patent activity costs	(9,361)	(9,705)
Net cash used in investing activities	826,746	4,295
Financing Activities:
Proceeds from debt	1,762,268	3,102,500
Repayment of debt	(10,000)	(89,686)
Payment of debt financing costs	(7,500)	(5,500)
Net cash provided by financing activities	1,744,768	3,007,314
Net change in cash and cash equivalents	6,346	(31,788)
Cash and cash equivalents at beginning of period	18,159	89,618
Cash and cash equivalents at end of period	$24,505	$57,830

Supplemental Cash Flow Information:
Cash paid for interest	$28,484	$308,542
Cash paid for income taxes	$—	$—

Non-Cash Transactions:
Non-cash conversions of preferred stock and convertible notes to equity	$1,259,741	$5,843,954
Non-cash financing costs	$10,800	$25,000
Accounts payable converted to notes payable	$—	$308,041
Interest converted to principal	$171,152	$140,355
Common shares issued for fees	$15,825	$—
Initial embedded derivative liabilities	$3,781,186	$2,736,724
Promissory notes exchanged for convertible notes	$850,000	$511,871

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

NOTE 2. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been derived from the accounting records of Ascent Solar Technologies, Inc., Ascent Solar (Asia) Pte. Ltd., and Ascent Solar (Shenzhen) Co., Ltd. (collectively, "the Company") as of September 30, 2019 and December 31, 2018, and the results of operations for the three and nine months ended September 30, 2019 and 2018. Ascent Solar (Shenzhen) Co., Ltd. is wholly owned by Ascent Solar (Asia) Pte. Ltd., which is wholly owned by Ascent Solar Technologies, Inc. All significant inter-company balances and transactions have been eliminated in the accompanying consolidated financial statements.
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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company’s significant accounting policies were described in Note 3 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. There have been no significant changes to our accounting policies as of September 30, 2019.

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

ASCENT SOLAR TECHNOLOGIES, INC.

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

Other new pronouncements issued but not effective as of September 30, 2019 are not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 4. LIQUIDITY, CONTINUED OPERATIONS, AND GOING CONCERN

During the nine months ended September 30, 2019 and the year ended December 31, 2018, the Company entered into multiple financing agreements to fund operations. Further discussion of these transactions can be found in Notes 9 through 11, and Note 15 of the financial statements presented as of, and for, the nine months ended, September 30, 2019, and in Notes 8, 9, 10, 11, 12, and 14 of the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

The Company has continued limited PV production at its manufacturing facility. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented its product strategy. During the nine months ended September 30, 2019 the Company used $2,565,168 in cash for operations.

The Company's primary significant long term cash obligation consists of a note payable of $5,917,315, inclusive of interest, to a financial institution secured by a mortgage on its headquarters and manufacturing building in Thornton, Colorado. The note is currently in default and the entire outstanding balance is classified as a current liability.

The Company is currently marketing it's Thornton, Colorado property to prospective buyers.

Additional projected product revenues are not anticipated to result in a positive cash flow position for the next twelve months overall and, as of September 30, 2019, the Company has negative working capital. As such, cash liquidity sufficient for the next twelve months will require additional financing.

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

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

The following table summarizes property, plant and equipment as of September 30, 2019 and December 31, 2018:

	As of September 30,	As of December 31,
	2019	2018
Building	$5,828,960	$5,828,960
Furniture, fixtures, computer hardware and computer software	489,421	489,421
Manufacturing machinery and equipment	26,593,588	30,302,806
Depreciable property, plant and equipment	32,911,969	36,621,187
Less: Accumulated depreciation and amortization	(28,632,301)	(32,207,829)
Net property, plant and equipment	$4,279,668	$4,413,358

The Company analyzes its long-lived assets for impairment, both individually and as a group, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

During the nine months ended September 30, 2019, the Company disposed of certain redundant machinery and equipment. This machinery and equipment was fully depreciated and the Company realized a gain of $842,500 from these sales.

Depreciation expense for the three months ended September 30, 2019 and 2018 was $45,585 and $52,319, respectively. Depreciation expense for the nine months ended September 30, 2019 and 2018 was $140,083 and $169,621, respectively. Depreciation expense is recorded under “Depreciation and amortization expense” in the unaudited Condensed Consolidated Statements of Operations.

NOTE 6. INVENTORIES
Inventories, net of reserves, consisted of the following at September 30, 2019 and December 31, 2018:

	As of September 30,	As of December 31,
	2019	2018
Raw materials	$684,390	$660,791
Work in process	—	—
Finished goods	—	—
Total	$684,390	$660,791

NOTE 7. NOTES PAYABLE

On February 24, 2017, the Company entered into an agreement with a vendor to convert the balance of their account into three notes payable in the aggregate amount of $765,784. The notes bear interest of 6% per annum and matured on February 24, 2018; all outstanding principal and accrued interest is due and payable upon maturity. On June 5, 2018, the Company entered into another agreement with the same vendor to convert the balance of their account into a fourth note payable with a principal amount of $308,041, this note also bears interest at a rate of 6% per annum, and matured on July 31, 2018. As of September 30, 2019, the Company had not made any payments on these notes; the total outstanding principal and accrued interest were $1,073,825 and $147,336, respectively, and the note is due upon demand.

On June 30, 2017, the Company entered into an agreement with a vendor to convert the balance of their account into a note payable in the amount of $250,000. The note bears interest of 5% per annum and matured on February 28, 2018. As of September 30, 2019, the Company had not made any payments on this note, the accrued interest was $28,151, and the note is due upon demand.

On September 30, 2017, the Company entered into a settlement agreement with a customer to convert the credit balance of their account into a note payable in the amount of $215,234. The note bears interest of 5% per annum and matured on September 30, 2018. The Company has not made the monthly payments of $18,426 that were to commence on October 30, 2017; as of September 30, 2019, the company had paid principal of $32,529 and interest of $897, and the note is due upon demand. The remaining principal and interest balances, as of September 30, 2019, were $182,705 and $19,376, respectively.

ASCENT SOLAR TECHNOLOGIES, INC.

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

On August 2, 2019, CHFA entered into an agreement to assign the note to Iliad Research and Trading, L.P., a Utah limited liability partnership ("IRT"). This agreement closed on September 11, 2019, and IRT paid a total of $5,885,148 to CHFA to assume the note. The payment amount consisted of $5,405,666 principal and $479,482 interest and fees. Interest will accrue on the note at the default interest rate of 10.5%.

The outstanding principal balance of the note was $5,885,148 and $5,378,062 as of September 30, 2019 and December 31, 2018, respectively.

As of September 30, 2019, the Company had not made any payments to IRT and the accrued interest on the note was $32,167. Since the loan is in default, the entire outstanding balance is classified as a current liability on the Company's September 30, 2019 Balance Sheet.

The Company is currently marketing it's Thornton, Colorado property to prospective buyers.

ASCENT SOLAR TECHNOLOGIES, INC.

NOTE 9. SECURED PROMISSORY NOTE

The following table provides a summary of the activity of the Company's secured notes:

	Global Ichiban	St. George	Total
Secured Notes Principal Balance at December 31, 2017	$4,557,227	$—	$4,557,227
New notes	1,935,000	1,315,000	3,250,000
Note conversions	(1,426,000)	—	(1,426,000)
Interest converted to principal	140,518	—	140,518
Note assignments	(250,000)	—	(250,000)
Secured Notes Principal Balance at December 31, 2018	4,956,745	1,315,000	6,271,745
Less: remaining discount	(2,012,698)	(811,667)	(2,824,365)
Secured Notes, net of discount, at December 31, 2018	2,944,047	503,333	3,447,380
New notes	—	845,000	845,000
Note conversions	(115,000)	—	(115,000)
Interest converted to principal	171,152	—	171,152
Secured Notes Principal Balance at September 30, 2019	5,012,897	2,160,000	7,172,897
Less: remaining discount	(995,249)	(346,666)	(1,341,915)
Secured Notes, net of discount, at September 30, 2019	$4,017,648	$1,813,334	$5,830,982

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

Pursuant to the terms of the note purchase and exchange agreement, the Company and Global also agreed to exchange certain outstanding securities held by the Global for additional notes. As of November 30, 2017, Global surrendered for cancellation (i) its outstanding promissory note dated September 13, 2017 ($3,359,539 principal and accrued interest), (ii) its outstanding promissory note dated October 31, 2017 ($252,466 principal and accrued interest), and (iii) its 400 shares of outstanding Series J Preferred Stock ( $445,222 of capital and accrued dividends). In exchange, the Company issued to Global $4,057,227 aggregate principal amount of additional Notes. During the remainder of 2017, the Company issued to Global $500,000 aggregate principal amount in additional Notes.

Of the notes issued in 2017, $3,359,539 principal amount will mature on December 15, 2020. The remaining principal matured on November 30, 2017 and December 31, 2018. Principal and interest was originally to be payable in 36 equal monthly installments of $111,585 beginning January 15, 2018. The remaining principal of $1,197,688 matured on November 30, 2017 and December 31, 2018.

During 2018, the company issued to Global $1,935,000 aggregate principal amount in additional notes, in exchange for additional proceeds of $1,870,000. The aggregate original issue discounts of $65,000 will be allocated to interest expense, ratably, over the life of the note. These notes were issued with maturity dates between January 11, 2019 and October 22, 2019.

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

ASCENT SOLAR TECHNOLOGIES, INC.

On October 22, 2018, Global sold one of its notes to another investor. As a result of this sale, $250,000 in principal and $26,466 of accrued interest were assigned to the new investor and is no longer considered secured debt. Please refer to Note 11 for further discussion of the assignment. This note is redeemable in stock, at the discretion of the Company, under the same conversion terms described above.

The following table summarizes the conversion activity of these notes:

Conversion Period	Principal Converted	Common Shares Issued
Q1 2018	$1,250,000	2,450,981
Q2 2018	$176,000	1,035,295
Q1 2019	$115,000	9,595,327
	$1,541,000	13,081,603

Since conversions began in the first quarter of 2018, the interest associated with conversions has been added back into the principal of the notes. The following table summarizes the activity of adding the interest to principal:

Period	Interest converted to Principal
Q1 2018	$96,281
Q2 2018	$44,237
Q1 2019	$171,152
$311,670

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

Payments on these notes have not occurred in accordance with the agreement and, as of the date of this filing, these notes are due upon demand. As of September 30, 2019, the aggregate principal and interest balance of the Notes were $5,012,897 and $733,852, respectively.

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

The following table summarizes the derivative liability transactions for these notes:

Derivative Liability Balance as of December 31, 2018	$3,533,861
Change in fair value of derivative liability	(422,392)
Derivative Liability Balance as of September 30, 2019	$3,111,469

The aggregate derivative value of the notes was $3,533,861 as of December 31, 2018. This value is based was derived from Management's fair value assessment using the the following assumptions: annual volatility range between of 56% to 65%, present value discount rate of 12%, and a dividend yield of 0%.

ASCENT SOLAR TECHNOLOGIES, INC.

The derivative liability associated with the notes is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. During 2019, Management conducted quarterly fair value assessment of the embedded derivative associated with the notes using the following assumptions: annual volatility range of 42% to 72%, present value discount rate of 12%, and a dividend yield of 0%. As a result of the fair value assessments, the Company recorded a net loss of $446,746 for three months ended September 30, 2019, and an aggregate net gain of $422,392 for the nine months ended September 30, 2019, as "Change in fair value of derivatives and gain/loss on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect the fair value of the embedded derivative of $3,111,469 as of September 30, 2019.

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

On November 5, 2018, the Company entered into a second securities purchase agreement with St. George, for the private placement of a $1,220,000 secured convertible promissory note ("Company Note"). On November 7, 2018, the Company received $200,000 of gross proceeds from the offering of the Company Note. In addition, the Company received additional consideration for the Company Note in the form of eight separate promissory notes of St. George (the “Investor Notes”) having an aggregate principal amount of $800,000. The Company may receive additional cash proceeds of up to an aggregate of $800,000 through cash payments made from time to time by St George of principal and interest under the eight Investor Notes. The aggregate principal amount of the Company Note is divided into nine tranches, which tranches correspond to (i) the cash funding received on November 5, 2018 and (ii) the principal amounts of the eight Investor Notes. As of September 30, 2019, the Company had received an additional $400,000 in proceeds and had recorded $1,220,000 in principal related to the Company and Investor Notes. The Company recorded original issue discounts of $200,000 and debt financing costs of $20,000, which will be recognized as interest expense, ratably, over the life of the note. As of September 30, 2019, the closing dates, closing amounts, and proceeds on completed Note tranches are as follows:

Closing Date	Closing Amount	Proceeds
11/7/2018	$260,000	$200,000
11/19/2018	$120,000	$100,000
11/30/2018	$120,000	$100,000
12/7/2018	$120,000	$100,000
12/17/2018	$120,000	$100,000
1/3/2019	$120,000	$100,000
1/17/2019	$120,000	$100,000
1/30/2019	$120,000	$100,000
2/8/2019	$120,000	$100,000

On March 13, 2019, the Company entered into a third securities purchase agreement with St. George, for the private placement of a $365,000 secured convertible promissory note ("Third Note"). The Company recorded original issue discounts of $60,000 and debt financing costs of $5,000, which will be recognized as interest expense, ratably, over the life of the note. As of September 30, 2019, the closing dates, closing amounts, and proceeds on completed Note tranches are as follows:

Closing Date	Closing Amount	Proceeds
3/15/2019	$125,000	$100,000
3/22/2019	$120,000	$100,000
4/4/2019	$120,000	$100,000

These Notes bear interest at a rate of 10% per annum and mature twelve months from the date of issuance. All unredeemed principal and accrued interest is payable upon maturity. The Notes contain standard and customary events of default including but not limited to: (i) failure to make payments when due under the note, and (ii) bankruptcy or insolvency of the Company. In the event of default the interest rate increases to 22% per annum. The Notes are secured by a security interest on the Company's headquarters building, located in Thornton, Colorado. There are no registration rights applicable to this agreement.

ASCENT SOLAR TECHNOLOGIES, INC.

Beginning six months from the date of issuance, St. George shall have the option to redeem all or a portion of the amounts outstanding under the Company Note. At St. George's option, redemption amounts are payable by the Company in cash or in the form of shares of the common stock. Conversions into common stock shall be calculated using a variable conversion price equal to 60% of the average of the two lowest closing bid price for the shares over the prior 10 day trading period immediately preceding the conversion.

Shares of common stock may not be issued pursuant to these notes if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 9.99% of the outstanding shares of common stock.

As of September 30, 2019, no principal or interest had been paid or converted, and the aggregate principal and interest balance of the Notes were $2,040,000 and $197,551, respectively.

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

The following table summarizes the derivative liability transactions for these notes:

Derivative Liability Balance as of December 31, 2018	$3,292,692
Additional derivative liability on new notes	1,752,197
Change in fair value of derivative liability	(2,897,211)
Derivative Liability Balance as of September 30, 2019	$2,147,678

The aggregate derivative value of the notes was $3,292,692 as of December 31, 2018. This value is was derived from Management's fair value assessment using the the following assumptions: annual volatility range between of 56% to 71%, present value discount rate of 12%, and a dividend yield of 0%.

The derivative liability associated with the notes is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. During 2019, Management conducted quarterly fair value assessment of the embedded derivative associated with the notes using the following assumptions: annual volatility range of 35% to 82%, present value discount rate of 12%, and a dividend yield of 0%. As a result of the fair value assessments, the Company recorded a net gain of $790,750 for three months ended September 30, 2019, and an aggregate net gain of $2,897,211 for the nine months ended September 30, 2019, as "Change in fair value of derivatives and gain/loss on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect the fair value of the embedded derivative of $2,147,678 as of September 30, 2019.

ASCENT SOLAR TECHNOLOGIES, INC.

NOTE 10. PROMISSORY NOTES

The following table provides a summary of the activity of the Company's non-convertible, unsecured, promissory notes:

	Investor 1	Investor 2	Total
Promissory Notes Principal Balance at December 31, 2017	$494,437	$200,000	$694,437
New principal	—	850,000	850,000
Notes exchanged	—	(200,000)	(200,000)
Promissory Notes Principal Balance at December 31, 2018	494,437	850,000	1,344,437
Less: remaining discount	—	(104,583)	(104,583)
Promissory Notes, net of discount, at December 31, 2018	$494,437	$745,417	$1,239,854
New principal	—	530,000	530,000
Notes exchanged	—	(850,000)	(850,000)
Promissory Notes Principal Balance at September 30, 2019	494,437	530,000	1,024,437
Less: remaining discount	—	(70,000)	(70,000)
Promissory Notes, net of discount, at September 30, 2019	$494,437	$460,000	$954,437

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

On June 30, 2017, the Company and Investor 1 agreed to a 12 month payment plan on the balance of this promissory note. Interest will continue to accrue on this note at 12% per annum and payments of approximately $62,000 will be made monthly beginning in July 2017. The Company has not made the payments according to this payment plan, and the note is payable upon demand.

As of September 30, 2019, $205,563 of principal and $45,414 of interest had been paid on this note. The outstanding principal and accrued interest balances on the note as of September 30, 2019 were $494,437 and $130,836, respectively.

Offering of Unsecured, Non-Convertible Notes to Investor 2

On June 6, 2018, the Company initiated a non-convertible, unsecured promissory note with Investor 2 for an aggregate principal amount of $315,000. The promissory note was issued with an original issue discount of $55,000, which was recorded as interest expense ratably over the term of the note, resulting in proceeds to the company of $260,000, that was received in several tranches between February 2018 and April 2018. This note bears interest at 12% per annum and matured on June 6, 2019. On May 2, 2019, the Company entered into a securities exchange agreement with Investor 2 to surrender and exchange this promissory note in exchange for a convertible note. The promissory note had a principal balance of $315,000 and an accrued interest balance of $39,890. See Note 11 for further discussion on the new convertible notes.

On July 24, 2018, the Company initiated a non-convertible, unsecured promissory note with Investor 2 for an aggregate principal amount of $115,000. The promissory note was issued with an original issue discount of $27,500, which was recorded as interest expense ratably over the term of the note, resulting in proceeds to the company of $87,500, which was received in several tranches between May 2018 and June 2018. This note bears interest at 12% per annum and matured on January 24, 2019. On March 11, 2019, the Company entered into a securities exchange agreement with Investor 2 to surrender and exchange this promissory note in exchange for a convertible note. The promissory note had a principal balance of $115,000 and an accrued interest balance of $10,607. See Note 11 for further discussion on the new convertible notes.

ASCENT SOLAR TECHNOLOGIES, INC.

On September 10, 2018, the Company initiated a non-convertible, unsecured promissory note with Investor 2 for an aggregate principal amount of $120,000. The promissory note was issued with an original issue discount of $20,000, which was recorded as interest expense ratably over the term of the note, resulting in proceeds to the company of $100,000, which was received in several tranches between June 2018 and September 2018. This note bears interest at 12% per annum and matured on March 10, 2019. March 11, 2019, the Company entered into a securities exchange agreement with Investor 2 to surrender and exchange this promissory note in exchange for a convertible note. The promissory note had a principal balance of $120,000 and an accrued interest balance of $7,829. See Note 11 for further discussion on the new convertible notes.

On December 31, 2018, the Company initiated a non-convertible, unsecured promissory note with Investor 2 for an aggregate principal amount of $300,000. The promissory note was issued with an original issue discount of $75,000, which was recorded as interest expense ratably over the term of the note, resulting in proceeds to the company of $225,000, which was received in several tranches between September 2018 and December 2018. This note bears interest at 12% per annum and matured on June 30, 2019. On August 22, 2019, the Company entered into a securities exchange agreement with Investor 2 to surrender and exchange this promissory note in exchange for a convertible note. The promissory note had a principal balance of $300,000 and an accrued interest balance of $28,353. See Note 11 for further discussion on the new convertible notes

On March 11, 2019, the Company initiated a non-convertible, unsecured promissory note with Investor 2 for an aggregate principal amount of $60,000. The promissory note was issued with an original issue discount of $10,000, which was recorded as interest expense ratably over the term of the note, resulting in proceeds to the company of $50,000, which was received in several tranches between January 2019 and March 2019. This note bears interest at 12% per annum and matured on September 11, 2019. All principal and interest is payable upon maturity. As of September 30, 2019, the remaining principal and interest on on this note were $60,000 and $4,507, respectively.

On May 14, 2019, the Company initiated a non-convertible, unsecured promissory note with Investor 2 for an aggregate principal amount of $100,000. The promissory note was issued with an original issue discount of $25,000, which will be recorded as interest expense ratably over the term of the note, resulting in proceeds to the company of $75,000, which was received in several tranches between March 2019 and May 2019. This note bears interest at 12% per annum and matures on October 11, 2019. All principal and interest is payable upon maturity. As of September 30, 2019, the remaining principal and interest on on this note were $100,000 and $5,109, respectively.

On July 8, 2019, the Company initiated a non-convertible, unsecured promissory note with Investor 2 for an aggregate principal amount of $125,000. The promissory note was issued with an original issue discount of $25,000, which will be recorded as interest expense ratably over the term of the note, resulting in proceeds to the company of $100,000. This note bears interest at 12% per annum and matures on January 8, 2020. All principal and interest is payable upon maturity. As of September 30, 2019, the remaining principal and interest on on this note were $125,000 and $3,500, respectively.

On August 8, 2019, the Company initiated a non-convertible, unsecured promissory note with Investor 2 for an aggregate principal amount of $65,000. The promissory note was issued with an original issue discount of $20,000, which will be recorded as interest expense ratably over the term of the note, resulting in proceeds to the company of $45,000. This note bears interest at 12% per annum and matures on February 8, 2020. All principal and interest is payable upon maturity. As of September 30, 2019, the remaining principal and interest on on this note were $65,000 and $1,148, respectively.

On September 9, 2019, the Company initiated a non-convertible, unsecured promissory note with Investor 2 for an aggregate principal amount of $150,000. The promissory note was issued with an original issue discount of $40,000, which will be recorded as interest expense ratably over the term of the note, resulting in proceeds to the company of $110,000, which was received in several tranches during September 2019. This note bears interest at 12% per annum and matures on March 9, 2020. All principal and interest is payable upon maturity. As of September 30, 2019, the remaining principal and interest on on this note were $150,000 and $1,393, respectively.

Between August 22, 2019 and September 27, 2019, the Company received $30,000 proceeds from Investor 2, which had not yet been documented into a note. The Company is accruing interest on these funds at a rate of 12% per annum and has accrued $50 as of September 30, 2019.

As of September 30, 2019, the aggregate outstanding principal and interest for Investor 2 was $530,000 and $14,314, respectively.

ASCENT SOLAR TECHNOLOGIES, INC.

NOTE 11. CONVERTIBLE NOTES

The following table provides a summary of the activity of the Company's unsecured, convertible, promissory notes:

	Principal Balance 12/31/2017	New Notes	Notes assigned or exchanged	Notes converted	Principal Balance 12/31/2018	Less: Discount Balance	Net Principal Balance 12/31/18
October 2016 Notes	$330,000	$—	$—	$—	$330,000	$—	$330,000
St. George Notes	1,705,833	—	—	(606,600)	1,099,233	(96,177)	1,003,056
BayBridge Notes	—	—	270,000	(207,500)	62,500	(62,100)	400
Bellridge Notes	—	150,000	550,000	(245,000)	455,000	(123,360)	331,640
Power Up Notes	—	225,000	—	—	225,000	(110,621)	114,379
EMA Note	—	75,000	—	—	75,000	(1,753)	73,247
	$2,035,833	$450,000	$820,000	$(1,059,100)	$2,246,733	$(394,011)	$1,852,722

	Principal Balance 12/31/2018	New Notes/Adjustments	Notes assigned or exchanged	Notes converted	Principal Balance 9/30/2019	Less: Discount Balance	Net Principal Balance 9/30/2019
October 2016 Notes	$330,000	$—	$—	$—	$330,000	$—	$330,000
St. George Notes	1,099,233	(172,500)	—	(255,070)	671,663	—	671,663
BayBridge Notes	62,500	—	1,160,000	(265,000)	957,500	(658,333)	299,167
Bellridge Notes	455,000	—	—	(202,000)	253,000	—	253,000
Power Up Notes	225,000	149,500	—	(239,600)	134,900	(61,263)	73,637
EMA Note	75,000	—	(75,000)	—	—	—	—
Widjaja Note	—	330,000	—	—	330,000	(54,909)	275,091
GS Capital Notes	—	178,568	75,000	(72,718)	180,850	(79,167)	101,683
	$2,246,733	$485,568	$1,160,000	$(1,034,388)	$2,857,913	$(853,672)	$2,004,241

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

Outstanding principal and accrued interest on the convertible notes were $330,000 and $59,950, respectively as of September 30, 2019.

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

The following table summarizes the derivative liability transactions for this note:

Derivative Liability Balance as of December 31, 2018	$876,481
Additional derivative liability on new notes	—
Change in fair value of derivative liability	(423,744)
Derivative Liability Balance as of September 30, 2019	$452,737

As of December 31, 2018, the fair value of the derivative liability was $876,481. This value is was derived from Management's fair value assessment using the the following assumptions: annual volatility of 63%, present value discount rate of 12%, and a dividend yield of 0%.

The derivative liability associated with the note is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. During 2019, Management conducted quarterly fair value assessment of the embedded derivative associated with the notes using the following assumptions: annual volatility range of 44% to 72%, present value discount rate of 12%, and a dividend yield of 0%. As a result of the fair value assessments, the Company recorded a net loss of $20,605 for three months ended September 30, 2019, and an aggregate net loss of $423,744 for the nine months ended September 30, 2019, as "Change in fair value of derivatives and gain/loss on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect the fair value of the embedded derivative of $452,737 as of September 30, 2019.

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

ASCENT SOLAR TECHNOLOGIES, INC.

Redemption amounts are payable by the Company in cash. Beginning ten months after the issuance of the convertible note, cash redemption payments by the Company will be subject to a 15% redemption premium. The Company recorded an estimated cash premium of $172,500, at inception, which has been charged to interest, ratably, over the life of the note. During the three months ended September 30 ,2019, the Company reversed the estimated cash payment premium of $172,500, due to the possibility of payment in cash being extremely unlikely.

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

As of September 30, 2019, cash payments of $191,667 had been made on the convertible note, and $861,670 had been converted into 531,575,123 shares of the Company's common stock. The remaining balance on the note was $671,663 as of September 30, 2019.

The following table summarizes the conversion activity of this note:

Conversion Period	Principal Converted	Common Shares Issued
Q1 2018	$75,000	187,500
Q2 2018	316,600	2,082,778
Q3 2018	102,500	3,142,333
Q4 2018	112,500	10,437,046
Q1 2019	106,750	58,503,244
Q2 2019	59,320	86,636,364
Q3 2019	89,000	457,222,222
	$861,670	618,211,487

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

ASCENT SOLAR TECHNOLOGIES, INC.

The following table summarizes the derivative liability transactions for this note:

Derivative Liability Balance as of December 31, 2018	$1,060,000
Change in fair value of derivative liability	(975,258)
Derivative Liability Balance as of September 30, 2019	$84,742

As of December 31, 2018, the derivative liability was $1,060,000. This value is was derived from Management's fair value assessment using the the following assumptions: annual volatility of 52%, present value discount rate of 12%, and a dividend yield of 0%.

The derivative liability associated with the note is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. During 2019, Management conducted quarterly fair value assessment of the embedded derivative associated with the notes using the following assumptions: annual volatility range of 44% to 52%, present value discount rate of 12%, and a dividend yield of 0%. As a result of the fair value assessments, the Company recorded a net gain of $405,034 for three months ended September 30, 2019, and an aggregate net gain of $975,258for the nine months ended September 30, 2019, as "Change in fair value of derivatives and gain/loss on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect the fair value of the embedded derivative of $84,742 as of September 30, 2019.

BayBridge Convertible Note

On September 7, 2018, the Company, entered into an securities exchange agreement (“Exchange Agreement 2”) BayBridge Capital Fund LP ("BayBridge).

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

As of September 30, 2019, Exchange Note 2 had been converted in full.

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

ASCENT SOLAR TECHNOLOGIES, INC.

On August 22, 2019, as described in Note 10, the Company, entered into an additional securities exchange agreements (“Exchange Agreement 6”) with Baybridge.

Pursuant to the terms of Exchange Agreement 6, BayBridge agreed to surrender and exchange an outstanding promissory notes with a principal balance of $300,000, plus accrued interest of $23,400, for a convertible note with an aggregate principal amount of $400,000 and an original issue discount of $76,600 (“Exchange Note 6”).

The Exchange Notes are unsecured, have no applicable registration rights, bear interest at a rate of 12% per annum, mature twelve months from the date of issuance, and contains standard and customary events of default including but not limited to: (i) failure to make payments when due under the Exchange Note, and (ii) bankruptcy or insolvency of the Company. Principal and interest are payable upon maturity.

BayBridge shall have the right, from the date of issuance of the Exchange Notes, and then at any time until the Exchange Notes are fully paid, to convert any outstanding and unpaid principal and interest into shares of common stock at a variable conversion price equal to the lesser of (i) a price equal to $0.0005, or (ii) 65% of the lowest traded price for the shares over the prior five trading days.

Conversion to shares of common stock may not be issued pursuant to the Exchange Notes if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 4.99% of the outstanding shares of common stock.

As of September 30, 2019, aggregate principal of $472,500 and interest of $11,921 had been converted into 821,478,573 shares of common stock and no cash payments of principal or interest had been made on these exchange notes. Exchange Note 2 had been converted in full. The principal and accrued interest balances on Exchange Notes 3 through 6, as of September 30, 2019, were $957,500 and $40,062, respectively.

The following table summarizes the conversion activity of these notes:

Conversion Period	Principal Converted	Interest Converted	Common Shares Issued
Q4 2018	$207,500	$4,303	16,008,198
Q1 2019	90,500	3,278	47,400,806
Q2 2019	88,500	2,079	141,822,223
Q3 2019	86,000	2,261	616,247,346
	$472,500	$11,921	821,478,573

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

The following table summarizes the derivative liability transactions for these notes:

Derivative Liability Balance as of December 31, 2018	$113,846
Additional derivative liability on new notes	1,376,670
Change in fair value of derivative liability	(423,893)
Liability extinguished	(152,301)
Derivative Liability Balance as of September 30, 2019	$914,322

ASCENT SOLAR TECHNOLOGIES, INC.

At December 31, 2018, the derivative liability associated with Exchange Note 2 was $113,846. This value is was derived from Management's fair value assessment using the the following assumptions: annual volatility of 74%, present value discount rate of 12%, and a dividend yield of 0%. During the first quarter of 2019, Exchange Note 2 was converted in full and the derivative liability balance of $113,846 was written off as a gain as "Change in fair value of derivatives and gain/loss on extinguishment of liabilities, net" in the Consolidated Statements of Operations.

The conversion options in Exchange Notes 3 & 4 were deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance based on the following assumptions: annual volatility of 67%, present value discount rate of 12%, and a dividend yield of 0%, and appropriately recorded that value as a derivative liability. At March 11, 2019, the derivative liability associated with Exchange Notes 3 & 4 was $310,640. The fair value of the derivative was greater than the face value at issuance and the difference of $57,204 was charged to interest expense at issuance. The remaining debt discount of $253,436 will be charged to interest expense ratably over the life of the note.

The conversion option in Exchange Note 5 was deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance based on the following assumptions: annual volatility of 68% present value discount rate of 12%, and a dividend yield of 0%, and appropriately recorded that value as a derivative liability. At May 2, 2019, the derivative liability associated with Exchange Note 5 was $499,685. The fair value of the derivative was greater than the face value at issuance and the difference of $150,035 was charged to interest expense at issuance. The remaining debt discount of $349,650 will be charged to interest expense ratably over the life of the note.

The conversion option in Exchange Note 6 was deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance based on the following assumptions: annual volatility of 64% present value discount rate of 12%, and a dividend yield of 0%, and appropriately recorded that value as a derivative liability. At May 2, 2019, the derivative liability associated with Exchange Note 6 was $566,345. The fair value of the derivative was greater than the face value at issuance and the difference of $323,400 was charged to interest expense at issuance. The remaining debt discount of $242,945 will be charged to interest expense ratably over the life of the note.

The derivative liability associated with the Exchange Notes is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. During 2019, Management conducted quarterly fair value assessment of the embedded derivative associated with the notes using the following assumptions: annual volatility range of 46% and 69%, present value discount rate of 12%, and a dividend yield of 0%. As a result of the fair value assessments, the Company recorded a net gain of $384,436 for three months ended September 30, 2019, and an aggregate net gain of $423,893 for the nine months ended September 30, 2019, as "Change in fair value of derivatives and gain/loss on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect the fair value of the embedded derivative of $914,322 as of September 30, 2019.

Bellridge Convertible Notes

On July 25, 2018, the Company, entered into a securities exchange agreement (the “Exchange Agreement”) with Bellridge Capital, LP ("Bellridge"). Pursuant to the terms of the Exchange Agreement, the investor agreed to surrender and exchange a promissory note with a principal balance of $275,000 and accrued interest of $20,071. In exchange, the Company issued to the investor an unsecured convertible note with an aggregate principal amount of $300,000 (the “Exchange Note”). The original issue discount of $4,929 was charged to interest expense upon issuance. The Exchange Note is not secured, bears interest at a rate of 12% per annum, and will matured on January 25, 2019; principal and interest on the Exchange Note are due upon demand. The investor shall have the right, from and after the date of issuance of this note and then at any time until the note is fully paid, to convert any outstanding and unpaid principal into shares of the Company's common stock at a variable conversion price equal to the lesser of (i) a price equal to $0.20, or (ii) 80% of the lowest traded price for the shares over the prior ten trading days. This Exchange Note was fully converted during the nine months ended September 30, 2019.

ASCENT SOLAR TECHNOLOGIES, INC.

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

As of September 30, 2019, an aggregate principal of $447,000 and interest of $24,265, on the Bellridge convertible notes had been converted into 647,170,163 shares of common stock and no cash payments of principal or interest had been made. The aggregate principal and accrued interest balances as of September 30, 2019 were $253,000 and $55,514, respectively.

The following table summarizes the conversion activity of these notes:

Conversion Period	Principal Converted	Interest Converted	Common Shares Issued
Q3 2018	$137,500	$2,104	3,715,476
Q4 2018	107,500	4,000	7,554,399
Q1 2019	65,615	4,507	38,696,339
Q2 2019	47,385	3,875	68,142,087
Q3 2019	89,000	9,779	529,061,862
	$447,000	$24,265	647,170,163

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

The following table summarizes the derivative liability transactions for this note:

Derivative Liability Balance as of December 31, 2018	$486,279
Liability extinguished	(43,521)
Change in fair value of derivative liability	(408,132)
Derivative Liability Balance as of September 30, 2019	$34,626

At December 31, 2018, the derivative liability associated with these notes was $486,279. This value is was derived from Management's fair value assessment using the the following assumptions: annual volatility range between 40% and 74%, present value discount rate of 12%, and a dividend yield of 0%. During the first quarter of 2019, the exchange note was converted in full and the derivative liability balance of $43,521 was written off as a gain as "Change in fair value of derivatives and gain/loss on extinguishment of liabilities, net" in the Consolidated Statements of Operations.

ASCENT SOLAR TECHNOLOGIES, INC.

The derivative liability associated with these notes is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. During 2019, Management conducted quarterly fair value assessment of the embedded derivative associated with the notes using the following assumptions: annual volatility range of 41% and 72%, present value discount rate of 12%, and a dividend yield of 0%. As a result of the fair value assessments, the Company recorded a net gain of $150,833 for three months ended September 30, 2019, and an aggregate net gain of $408,132 for the nine months ended September 30, 2019, as "Change in fair value of derivatives and gain/loss on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect the fair value of the embedded derivative of $34,626 as of September 30, 2019.

PowerUp Convertible Notes

During 2018, the Company entered into three securities purchase agreements with Power Up Lending Group, LTD ("Power Up"), for the private placement of three convertible notes with an aggregate principal amount of $225,000.

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

These notes are unsecured, bear interest at a rate of 8% per annum, and mature on twelve months following the date of issuance; principal and interest is due upon maturity. In the event of default, the interest rate per annum increases to 22%.

Beginning in six months after issuance, Power Up shall have the option to convert all or a portion of the amounts outstanding under the convertible note, into shares of the Company's common stock. Conversions into common stock shall be calculated using a variable conversion price equal to 65% of the average of the three lowest closing bid prices for the shares over the prior ten day trading period immediately preceding the conversion.

Shares of common stock may not be issued pursuant to any of these notes if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 4.99% of the outstanding shares of Common Stock.

As of September 30, 2019, the three 2018 notes had been converted in full. The aggregate principal and interest converted was $239,600 and $9,000, respectively, into 297,994,634 shares of common stock. No cash payments of principal or interest had been made. The aggregate principal and accrued interest balances as of September 30, 2019 were $134,900 and $7,193, respectively.

The following table summarizes the conversion activity of these notes:

Conversion Period	Principal Converted	Interest Converted	Common Shares Issued
Q1 2019	$182,500	$7,300	95,014,902
Q2 2019	42,500	1,700	47,155,556
Q3 2019	14,600	—	155,824,176
	$239,600	$9,000	297,994,634

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

ASCENT SOLAR TECHNOLOGIES, INC.

The following table summarizes the derivative liability transactions for this note:

Derivative Liability Balance as of December 31, 2018	$511,137
Additional derivative liability on new notes	222,593
Liability extinguishment	(511,137)
Change in fair value of derivative liability	(89,997)
Derivative Liability Balance as of September 30, 2019	$132,596

At December 31, 2018, the derivative liability associated with these notes was $511,137. This value is was derived from Management's fair value assessment using the the following assumptions: annual volatility range between 70% to 76%, present value discount rate of 12%, and a dividend yield of 0%. During the first half of 2019, the three December 2018 notes were converted in full and the derivative liability balance of $511,137 was written off as a gain as "Change in fair value of derivatives and gain/loss on extinguishment of liabilities, net" in the Consolidated Statements of Operations.

The conversion option in the fourth note was deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance based on the following assumptions: annual volatility of 65%, present value discount rate of 12%, and a dividend yield of 0%, and appropriately recorded that value as a derivative liability. At February 14, 2019, the derivative liability associated with the fourth note was $43,788.

The conversion option in the fifth note was deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance based on the following assumptions: annual volatility of 67%, present value discount rate of 12%, and a dividend yield of 0%, and appropriately recorded that value as a derivative liability. At March 7, 2019, the derivative liability associated with the fifth note was $86,865. The fair value of the derivative was greater than the face value at issuance and the difference of $34,365 was charged to interest expense at issuance. The remaining debt discount of $52,500 will be charged to interest expense ratably over the life of the note.

The conversion option in the sixth note was deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance based on the following assumptions: annual volatility of 69%, present value discount rate of 12%, and a dividend yield of 0%, and appropriately recorded that value as a derivative liability. At May 3, 2019, the derivative liability associated with the sixth note was $91,940. The fair value of the derivative was greater than the face value at issuance and the difference of $49,440 was charged to interest expense at issuance. The remaining debt discount of $42,500 will be charged to interest expense ratably over the life of the note.

The derivative liability associated with these notes is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. During 2019, Management conducted quarterly fair value assessment of the embedded derivative associated with the notes using the following assumptions: annual volatility range of 46% to 71%, present value discount rate of 12%, and a dividend yield of 0%. As a result of the fair value assessments, the Company recorded a net gain of $41,327 for three months ended September 30, 2019, and an aggregate net gain of $89,997 for the nine months ended September 30, 2019, as "Change in fair value of derivatives and gain/loss on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect the fair value of the embedded derivative of $132,596 as of September 30, 2019.

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

At December 31, 2018, the derivative liability associated with the note was $240,156. This value is was derived from Managements fair value assessment using the the following assumptions: annual volatility of 87%, present value discount rate of 12%, and a dividend yield of 0%. On February 22, 2019, this derivative value was assigned to GS Capital (see below).

The following table summarizes the derivative liability transactions for this note:

Derivative Liability Balance as of December 31, 2018	$240,156
Liability assigned	(240,156)
Derivative Liability Balance as of June 30, 2019	$—

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

As of September 30, 2019, no principal and no interest had been converted into shares of common stock and no cash payments of principal or interest had been made. The aggregate principal and accrued interest balances as of September 30, 2019 were $330,000 and $28,425, respectively.

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

ASCENT SOLAR TECHNOLOGIES, INC.

The following table summarizes the derivative liability transactions for this note:

Derivative Liability Balance as of December 31, 2018	$—
Additional derivative liability on new notes	219,634
Change in fair value of derivative liability	(77,774)
Derivative Liability Balance as of September 30, 2019	$141,860

The conversion option in the Widjaja note was deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance based on the following assumptions: annual volatility of 64%, present value discount rate of 12%, and a dividend yield of 0%, and appropriately recorded that value as a derivative liability. At January 11, 2019, the derivative liability associated with the Widjaja note was $219,634.

The derivative liability associated with this note is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. During 2019, Management conducted quarterly fair value assessment of the embedded derivative associated with the notes using the following assumptions: annual volatility range of 43% to 73%, present value discount rate of 12%, and a dividend yield of 0%. As a result of the fair value assessments, the Company recorded a net gain of $6,843 for three months ended September 30, 2019, and an aggregate net gain of $77,774 for the nine months ended September 30, 2019, as "Change in fair value of derivatives and gain/loss on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect the fair value of the embedded derivative of $141,860 as of September 30, 2019.

GS Capital Convertible Note

On February 22, 2019, the Company sold and issued to GS Capital Partners, LLC (“GS”) a $108,068 aggregate principal amount unsecured convertible promissory note in exchange for $75,000 of gross proceeds, $5,800 in financing costs, and $27,268 of premium associated with the assignment of the EMA note (see above). On August 26, 2019, the Company sold and issued to GS, an additional unsecured convertible promissory note in the the amount of $70,500.

These notes are unsecured, bear interest at 8% per annum, matures twelve months from the date of issuance, and contain standard and customary events of default including but not limited to: (i) failure to make payments when due under the note, and (ii) bankruptcy or insolvency of the Company. Principal and interest on the note will be payable upon maturity. There are no registration rights applicable to the note.

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

On February 22, 2019, GS purchased $75,000 in convertible notes, plus accrued interest, from EMA (see above). The terms of the note remain the same.

As of September 30, 2019, principal of $72,718 and interest of $5,047 had been converted into 352,747,428 shares of common stock and no cash payments of principal or interest had been made. The aggregate principal and accrued interest balances as of September 30, 2019 were $180,850 and $6,044, respectively.

The following table summarizes the conversion activity of these notes:

Conversion Period	Principal Converted	Interest Converted	Common Shares Issued
Q2 2019	$15,000	$763	$17,321,692
Q3 2019	$57,718	$4,284	$335,425,736
	$72,718	$5,047	$352,747,428

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

The following table summarizes the derivative liability transactions for this note:

Derivative Liability Balance as of December 31, 2018	$—
Additional derivative liability on new notes	210,092
Derivative liability assigned	240,156
Change in fair value of derivative liability	(405,737)
Derivative Liability Balance as of September 30, 2019	$44,511

The conversion option in the February 2019 GS note was deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance based on the following assumptions: annual volatility of 66%, present value discount rate of 12%, and a dividend yield of 0%, and appropriately recorded that value as a derivative liability. At January 11, 2019, the derivative liability associated with the GS note was $101,063. The fair value of the derivative was greater than the face value at issuance and the difference of $26,063 was charged to interest expense at issuance. The remaining debt discount of $75,000 will be charged to interest expense ratably over the life of the note.

The derivative liability assigned to GS from EMA, at February 22, 2019, was $240,156 (see above).

The conversion option in the August 2019 GS note was deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance based on the following assumptions: annual volatility of 64%, present value discount rate of 12%, and a dividend yield of 0%, and appropriately recorded that value as a derivative liability. At August 26, 2019, the derivative liability associated with the GS note was $109,029. The fair value of the derivative was greater than the face value at issuance and the difference of $44,029 was charged to interest expense at issuance. The remaining debt discount of $65,000 will be charged to interest expense ratably over the life of the note.

The derivative liability associated with these notes is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. During 2019, Management conducted quarterly fair value assessment of the embedded derivative associated with the notes using the following assumptions: annual volatility range of 35% and 70%, present value discount rate of 12%, and a dividend yield of 0%. As a result of the fair value assessments, the Company recorded a net gain of $208,446 for three months ended September 30, 2019, and an aggregate net gain of $405,737 for the nine months ended September 30, 2019, as "Change in fair value of derivatives and gain/loss on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect the fair value of the embedded derivative of $44,511 as of September 30, 2019.

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

The Series A Preferred Stock may be converted into shares of common stock at the option of the Company if the closing price of the common stock exceeds $232, as adjusted, for twenty consecutive trading days, or by the holder at any time. The Company has the right to redeem the Series A Preferred Stock at a price of $8.00 per share, plus any accrued and unpaid dividends, plus the make-whole amount (if applicable). At September 30, 2019, the preferred shares were not eligible for conversion to common shares at the option of the Company. The holder of the preferred shares may convert to common shares at any time, at no cost, at a ratio of 12,656 preferred shares into 1 common share (subject to standard ratable anti-dilution adjustments). Upon any conversion (whether at the option of the Company or the holder), the holder is entitled to receive any accrued but unpaid dividends.

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

During the nine months ended September 30, 2019, 12,656 shares Series A Preferred Stock, plus $70,527 of accrued dividends were converted into 1 share and 9,795,396 shares of the Company's common stock, respectively. As of September 30, 2019, there were 48,100 shares of Series A Preferred Stock outstanding and accrued and unpaid dividends of $306,771.

NOTE 13. STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

At September 30, 2019, the Company had 20 billion shares of common stock, $0.0001 par value, authorized for issuance. Each share of common stock has the right to one vote. As of September 30, 2019, the Company had 2,856,539,850 shares of common stock outstanding. The Company has not declared or paid any dividends related to the common stock through September 30, 2019.

Preferred Stock

At September 30, 2019, the Company had 25,000,000 shares of preferred stock, $0.0001 par value, authorized for issuance. Preferred stock may be issued in classes or series. Designations, powers, preferences, rights, qualifications, limitations and restrictions are determined by the Company’s Board of Directors.

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

ASCENT SOLAR TECHNOLOGIES, INC.

Series A Preferred Stock

Refer to Note 12 for Series A Preferred Stock activity.

Series B-1, B-2, C, D, D-1, E, F, G, H, I, J, J-1, and K Preferred Stock

There were no transactions involving the Series B-1, B-2, C, D, D-1, H, I, J, J-1, or K during the nine months ended September 30, 2019.

NOTE 14. EQUITY PLANS AND SHARE-BASED COMPENSATION

Share-Based Compensation: The Company measures share-based compensation cost at the grant date based on the fair value of the award and recognizes this cost as an expense over the grant recipients’ requisite service periods for all awards made to employees, officers, directors and consultants.

The share-based compensation expense recognized in the Consolidated Statements of Operations was as follows:

	For nine months ended September 30,	For nine months ended September 30,
	2019	2018
Research and development	$—	$642
Selling, general and administrative	$20,750	$24,180
Total share-based compensation cost	$20,750	$24,822

Stock Options: The Company recognized share-based compensation expense for stock options of $20,750 to officers, directors and employees for the nine months ended September 30, 2019 related to stock option awards, reduced for estimated forfeitures; there was no expense recorded for the three months ended September 30, 2019. There were no option grants during the nine months ended September 30, 2019 or September 30, 2018.

As of September 30, 2019, there were no unvested stock options. As of September 30, 2019, 97 shares were vested and 120 shares remained available for future grants under the Option Plan.

The following table summarizes stock option activity within the Stock Option Plan

	Stock Option Shares	Weighted Average Remaining Contractual Life in Years
Outstanding at December 31, 2017	195	7.32
Granted	—
Exercised	—
Canceled	(85)
Outstanding at December 31, 2018	110	5.18
Granted	—
Exercised	—
Canceled	(13)
Outstanding at September 30, 2019	97	4.94
Exercisable at September 30, 2019	97	4.94

Restricted Stock: The Company did not recognized share-based compensation expense related to restricted stock grants for the nine months ended September 30, 2019 or for the year ended December 31, 2018. There were no restricted stock grants for the periods ended September 30, 2019 and December 31, 2018.

As of September 30, 2019, there was no unrecognized share-based compensation expense from unvested restricted stock, no shares were expected to vest in the future, and 496 shares remained available for future grants under the Restricted Stock Plan.

NOTE 15. SUBSEQUENT EVENTS

Offering of Convertible Note (Note 11)

On October 22, 2019, the Company entered into a securities exchange agreement with Bellridge Capital. Pursuant to the terms of the exchange agreement, Bellridge agreed to surrender outstanding promissory notes, with an aggregate balance of $277,342 including principal and interest. In exchange, the Company issued an unsecured convertible note to Bellridge with a principal amount of $450,000.

This note bears interest at a rate of 10% per annum, matures on October 22, 2020, and contains standard and customary events of default. In the event of default, the interest rate increased to 18% per annum. All principal and interest is due upon maturity.

At any time following the issuance of this note, Bellridge has the right, until the note is paid in full, to convert any outstanding and unpaid principal and interest into shares of the Company's common stock at a variable conversion price equal to the lesser of (i) a price equal to $0.0005, or (ii) 70% of the lowest closing bid price for shares over the prior five trading days.

Conversions of Convertible Notes (Note 11)

Subsequent to the date of this report, an additional $24,000 in principal for St. George was converted into 240,000,000 shares of common stock.

Subsequent to the date of this report, an additional $16,900 in principal, plus accrued interest and deposit fees, for BayBridge was converted into 175,047,423 shares of common stock.

Subsequent to the date of this report, an additional $267,000 in principal, plus accrued interest, for Bellridge was converted into 464,037,300 shares of common stock.

Subsequent to the date of this report, an additional $10,400 in principal, plus accrued interest and deposit fees, for Power Up was converted into 160,000,000 shares of common stock.

Subsequent to the date of this report, $11,350 in principal, plus accrued interest, for GS Capital was converted into 120,697,800 shares of common stock.

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

Overview

We are a company formed to commercialize flexible PV modules using our proprietary technology. For the nine months ended September 30, 2019, we generated $628,124 of revenue. Our revenue of $628,124 from product sales accounted for 100% of total revenue, we did not have any revenue generated from government research and development contracts during the three months ended September 30, 2019. As of September 30, 2019, we had an accumulated deficit of approximately $420 million.

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

Basis of Presentation: The accompanying condensed consolidated financial statements (unaudited) have been derived from the accounting records of Ascent Solar Technologies, Inc., Ascent Solar (Asia) Pte. Ltd., and Ascent Solar (Shenzhen) Co., Ltd. (collectively, "the Company") as of September 30, 2019 and September 30, 2018, and the results of operations for the three and nine months ended September 30, 2019 and 2018. Ascent Solar (Shenzhen) Co., Ltd. is wholly owned by Ascent Solar (Asia) Pte. Ltd., which is wholly owned by Ascent Solar Technologies, Inc. All significant inter-company balances and transactions have been eliminated in the accompanying consolidated financial statements.

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
The Company’s significant accounting policies were described in Note 3 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. There have been no significant changes to our accounting policies as of September 30, 2019.

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

Revenues. Our revenues were $338,373 for the three months ended September 30, 2019 compared to $32,001 for the three months ended September 30, 2018, an increase of $306,372, due to a larger product order during the third quarter of 2019.

Cost of revenues. Our Cost of revenues for the three months ended September 30, 2019 was $74,271 compared to zero for the three months ended September 30, 2018, an increase of $74,271. The increase in cost of revenues is mainly due to not having any production for the three months ended September 30, 2018 compared to 2019. Cost of revenues for the three months ended September 30, 2019 is comprised materials and freight of $1,899, direct labor of $927, and overhead of $114,002, offset by inventory reserves of $42,557. Management believes our factory is currently significantly under-utilized, and a substantial increase in revenue would result in marginal increases to Direct Labor and Overhead included in the Cost of revenues. As such management’s focus going forward is to improve gross margin through increased sales and improved utilization of our factory. We are currently pursuing high-value PV markets.
Research, development and manufacturing operations. Research, development and manufacturing operations costs were $460,775 for the three months ended September 30, 2019, compared to $516,782 for the three months ended September 30, 2018, a decrease of $56,007. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. Research, development and manufacturing operations costs also include costs related to technology development and governmental contracts. The following factors contributed to the decrease in research, development, and manufacturing operations expenses during the three months ended September 30, 2019:

1.
Personnel and facility related expenses decreased $39,246, as compared to the same time period of 2018. The decrease in personnel and facility related costs was primarily due to a reduction in headcount and the use of contractors.

2.	Materials and equipment related expenses, decreased $16,761, as compared to the same time period of 2018. The decrease was due to a decrease in production of research and development products.

Selling, general and administrative. Selling, general and administrative expenses were $633,566 for the three months ended September 30, 2019, compared to $607,784 for the three months ended September 30, 2018, a decrease of $25,782. The following factors contributed to the decrease in selling, general, and administrative expenses during the three months ended September 30, 2019:

1.
Personnel and facility related costs increased $38,270 during the three months ended September 30, 2019, as compared to the the three months ended September 30, 2018. The overall increase in personnel related costs was primarily due to the increased use of consultants and contractors for the the three months ended September 30, 2019, as compared to the the three months ended September 30, 2018, offset by a reduction in headcount during the same period.

2.
Marketing and related expenses decreased $1,768 during the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. The decrease in Marketing and related expenses is due to reduced marketing, advertising, and promotional activities during the the three months ended September 30, 2019, compared to the same time period of 2018, which is the direct result of reducing our marketing budget to focus more on the development of our PV.

3.
Legal expenses decreased $8,797 during the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. The primary reasons for the decrease is due to decreased general legal expenses related to financing efforts as compared to the three months ended September 30, 2018 and decreases in legal expenses related to our patent activity as compared to the same period of 2018.

4.
Public company expenses increased $4,878 during the three months ended September 30, 2019, as compared to the the three months ended September 30, 2018. This increase is primarily due to accrued fees for the Company's board of directors, offset by the costs related to the reverse split which occurred during the three months ended September 30, 2018.

5.	Bad debt expenses decreased approximately $6,801 during the three months ended September 30, 2019, as compared to the three months ended September 30, 2018.

Other Income/Expense, net. Other net expense was $391,012 for the three months ended September 30, 2019, compared to other net income of $1,567,163 for the the three months ended September 30, 2018, a decrease of approximately $1,958,175. The following factors contributed to the increase in other expense, net, during the three months ended September 30, 2019:

1.
During the three months ended September 30, 2019, the Company disposed of certain manufacturing assets and recognized a gain of $6,000 in Other income compared to a gain of $13,144 for the three months ended September 30, 2018, a reduction of $7,144.

2.
Interest expense increased approximately $177,178, as compared to the three months ended September 30, 2018. The increase is primarily due to a increase of non-cash interest expense related to convertible debt and promissory notes.

3.
Gains and losses on change in fair value of derivatives and on extinguishment of liabilities, was a net gain of $1,510,883 for the three months ended September 30, 2019, as compared to a net gain of $3,284,736 for the three months ended September 30, 2018. The change of $1,773,853 in this non-cash item is attributable to a net gain of $1,518,008 on the change in fair value of our embedded derivative instruments during the three months ended September 30, 2019, compared to $3,858,483 in 2018, offset by a net loss from extinguishment of liabilities of $7,125, related to conversions and redemptions of certain convertible notes and preferred stock, for the three months ended September 30, 2019, as compared to a net loss of $573,747 for three months ended September 30, 2018.

Net Loss. Our Net Loss was $1,279,405 for the three months ended September 30, 2019, compared to a Net Income of $383,494 for the three months ended September 30, 2018.
The increase in Net Loss of $1,662,899 for the three months ended September 30, 2019 can be summarized in variances in significant account activity as follows:

Decrease (Increase) in Net Loss For the Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018
Revenues	$306,372
Cost of Revenue	(74,271)
Research, development and manufacturing operations
Materials and Equipment Related Expenses	16,761
Personnel and Facility Related Expenses	39,246
Selling, general and administrative expenses
Personnel, Administrative, and Facility Related Expenses	(38,270)
Marketing Related Expenses	1,768
Legal Expenses	8,797
Public Company Costs	(4,878)
Bad Debt Expense	6,801
Depreciation and Amortization Expense	32,950
Other Income/Expense
Interest Expense	(7,144)
Other Income/Expense	(177,178)
Non-Cash Change in Fair Value of Derivative Liabilities and Gain/Loss on Extinguishment of Liabilities, net	(1,773,853)
Increase to Net Loss	$(1,662,899)

Comparison of the Nine Months Ended September 30, 2019 and 2018

Revenues. Our revenues were $628,124 for the nine months ended September 30, 2019 compared to $512,473 for the nine months ended September 30, 2018, an increase of $115,651, due to a larger product order during the third quarter of 2019.

Cost of revenues. Our Cost of revenues for the nine months ended September 30, 2019 was $282,825 compared to $503,609 for the nine months ended September 30, 2018, a decrease of $220,784. The decrease in cost of revenues is mainly due to the decrease in materials and labor costs as a result of a decrease in production for the nine months ended September 30, 2019 compared to 2018. Cost of revenues for the nine months ended September 30, 2019 is comprised of materials and freight of $41,715, direct labor of $1,929, and overhead of $301,617, offset by inventory reserves of $62,436. Management believes our factory is currently significantly under-utilized, and a substantial increase in revenue would result in marginal increases to Direct Labor and Overhead included in the Cost of revenues. As such management’s focus going forward is to improve gross margin through increased sales and improved utilization of our factory. We are currently pursuing high-value PV markets.
Research, development and manufacturing operations. Research, development and manufacturing operations costs were $1,078,842 for the nine months ended September 30, 2019, compared to $2,389,863 for the nine months ended September 30, 2018, a decrease of $1,311,021. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. Research, development and manufacturing operations costs also include costs related to technology development and governmental contracts. The following factors contributed to the decrease in research, development, and manufacturing operations expenses during the nine months ended September 30, 2019:

1.
Personnel and facility related expenses decreased $1,237,527, as compared to the same time period of 2018. The decrease in personnel and facility related costs was primarily due to a reduction in headcount and the use of contractors.

2.	Materials and equipment related expenses, decreased $73,494, as compared to the same time period of 2018. The decrease was due to a decrease in production of research and development products.

Selling, general and administrative. Selling, general and administrative expenses were $1,545,852 for the nine months ended September 30, 2019, compared to $2,243,925 for the nine months ended September 30, 2018, a decrease of $698,073. The following factors contributed to the decrease in selling, general, and administrative expenses during the nine months ended September 30, 2019:

1.
Personnel and facility related costs decreased $604,397 during the nine months ended September 30, 2019, as compared to the the nine months ended September 30, 2018. The overall decrease in personnel related costs was primarily due a lower headcount for the the nine months ended September 30, 2019, as compared to the the nine months ended September 30, 2018 as well as the decreased use of consultants and contractors during the same period.

2.
Marketing and related expenses decreased $22,145 during the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The decrease in Marketing and related expenses is due to reduced marketing, advertising, and promotional activities during the the nine months ended September 30, 2019, compared to the same time period of 2018, which is the direct result of reducing our marketing budget to focus more on the development of our PV.

3.
Legal expenses decreased $165,483 during the nine months ended September 30, 2019, as compared to the the nine months ended September 30, 2018. The primary reasons for the decrease is due to decreased general legal expenses related to financing efforts as compared to the the nine months ended September 30, 2018 and decreases in legal expenses related to our patent activity as compared to the same period of 2018.

4.
Public company expenses increased $63,832 during the nine months ended September 30, 2019, as compared to the the nine months ended September 30, 2018. This increase is primarily due to accrued fees for the Company's board of directors, offset by the timing of the annual meeting in 2019, and the costs of the reverse stock split in 2018.

5.
Bad debt and settlement expenses increased $30,120 during the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. During 2018 we recorded payments and settlements against existing reserves. We did not have settlement expenses during 2019.

Other Income/Expense, net. Other net income was $532,208 for the nine months ended September 30, 2019, compared to a other net expense of $2,666,245 for the the nine months ended September 30, 2018, an improvement of $3,198,453. The following factors contributed to the increase in other income, net during the nine months ended September 30, 2019:

1.
During the nine months ended September 30, 2019, the Company disposed of certain manufacturing assets and recognized a gain of $842,500 in Other income, compared to a gain of $13,144 in 2018, an increase of $829,356.

2.
Interest expense increased $1,461,081, as compared to the nine months ended September 30, 2018. The increase is primarily due to an increase of non-cash interest expense related to convertible debt and promissory notes.

3.
Gains and losses on change in fair value of derivatives and on extinguishment of liabilities, was a net gain of $6,430,048 for the nine months ended September 30, 2019, as compared to a net gain of $2,599,870 for the nine months ended September 30, 2018. The change of $3,830,178 in this non-cash item is attributable to a net gain of $6,124,139 on the change in fair value of our embedded derivative instruments during the nine months ended September 30, 2019, compared to a net gain $4,532,147 in 2018, and by an increase in the gain from extinguishment of liabilities of $2,238,186, related to conversions and redemptions of certain convertible notes and preferred stock, for the nine months ended September 30, 2019, as compared to the the nine months ended September 30, 2018.

Net Loss. Our Net Loss was $1,932,350 for the nine months ended September 30, 2019, compared to a Net Loss of $7,580,493 for the nine months ended September 30, 2018.
The decrease of $5,648,143 in Net Loss for the nine months ended September 30, 2019 can be summarized in variances in significant account activity as follows:

Decrease (Increase) in Net Loss For the Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018
Revenues	$115,651
Cost of Revenue	220,784
Research, development and manufacturing operations
Materials and Equipment Related Expenses	73,494
Personnel and Facility Related Expenses	1,237,527
Selling, general and administrative expenses
Personnel, Administrative, and Facility Related Expenses	604,397
Marketing Related Expenses	22,145
Legal Expenses	165,483
Public Company Costs	(63,832)
Bad Debt Expense	(30,120)
Depreciation and Amortization Expense	104,161
Other Income/Expense
Interest Expense	(1,461,081)
Other Income/Expense	829,356
Non-Cash Change in Fair Value of Derivative Liabilities and (Gain)/Loss on Extinguishment of Liabilities, net	3,830,178
Decrease in Net Loss	$5,648,143

Liquidity and Capital Resources

The Company has continued limited PV production at its manufacturing facility. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented its product strategy. During the nine months ended September 30, 2019 the Company used $2,565,168 in cash for operations.

The Company's primary significant long term cash obligation consists of a note payable of $5,917,315 to a financial institution secured by a mortgage on its headquarters and manufacturing building in Thornton, Colorado. The note is currently in default and the entire outstanding balance is classified as a current liability.

The Company is currently marketing it's Thornton, Colorado property to prospective buyers.

Additional projected product revenues are not anticipated to result in a positive cash flow position for the year 2019 overall and, as of September 30, 2019, the Company has negative working capital. As such, cash liquidity sufficient for the next twelve months will require additional financing.

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

Statements of Cash Flows Comparison of the Nine Months Ended September 30, 2019 and 2018

For the nine months ended September 30, 2019, our cash used in operations was $2,565,168 compared to $3,043,397 for the nine months ended September 30, 2018, a decrease of $478,229. The decrease is primarily the result of reduced operations during the current year. For the nine months ended September 30, 2019, cash used in investing activities was $826,746 compared to $4,295 for the nine months ended September 30, 2018. This decrease was the result of reduced spending on patents. During the nine months ended September 30, 2019, negative operating cash flows of $2,565,168 million were funded through $1,762,268 million in new debt issuances, offset by payment of financing costs of $7,500.

Off Balance Sheet Transactions

As of September 30, 2019, we did not have any off balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

We hold no significant funds and have no future obligations denominated in foreign currencies as of September 30, 2019.

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

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our cash equivalents and investment portfolio. As of September 30, 2019, our cash equivalents consisted only of operating accounts held with financial institutions. From time to time, we hold restricted funds, money market funds, investments in U.S. government securities and high quality corporate securities. The primary objective of our investment activities is to preserve principal and provide liquidity on demand, while at the same time maximizing the income we receive from our investments without significantly increasing risk. The direct risk to us associated with fluctuating interest rates is limited to our investment portfolio, and we do not believe a change in interest rates will have a significant impact on our financial position, results of operations, or cash flows.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Our management conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the

Exchange Act as of September 30, 2019. Based on this evaluation, our management concluded the design and operation of our disclosure controls and procedures were not effective as of September 30, 2019.

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

Under the supervision of the Audit Committee of the Board of Directors and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, our management concluded our internal controls over financial reporting were not effective as of September 30, 2019. Our management reviewed the results of its assessment with the Audit Committee.

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

Material Weakness

Based on our assessment and the criteria used, management concluded that our internal control over financial reporting as of September 30, 2019 was not effective due to the material weaknesses described as follows:

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

•
Accounting for the Company's inventory and cost of revenue was lacking for the preparation of the September 30, 2019 financial statements.  Miscalculations in these areas could impact the Company's current assets, revenues, operating results, and cash flows.

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

Changes in Internal Control Over Financial Reporting

Except for the identification and mitigation of the material weaknesses noted above, there were no other changes in internal control over financial reporting during the year ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not required.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed on the accompanying Index to Exhibits on this Form 10-Q are filed or incorporated into this Form 10-Q by reference.
EXHIBIT INDEX

Exhibit No.	Description
10.1	Non-Convertible Promissory Note Dated July 8, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 12, 2019)
10.2	Exchange Agreement Dated August 22, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed August 28, 2019)
10.3	Convertible Exchange Promissory Note Dated August 22, 2019 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed August 28, 2019)
10.4	Non-Convertible Promissory Note Dated August 22, 2019 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed August 28, 2019)
10.5	Securities Purchase Agreement Dated August 26, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed August 30, 2019)
10.6	Convertible Promissory Note Dated August 26, 2019 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed August 30, 2019)
10.7	Non-Convertible Promissory Note Dated September 9, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 13, 2019)
10.8	Exchange Agreement Dated October 22, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 12, 2019)
10.9	Convertible Exchange Promissory Note Note Dated October 22, 2019 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed November 12, 2019)
31.1*	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

ASCENT SOLAR TECHNOLOGIES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of December, 2019.

ASCENT SOLAR TECHNOLOGIES, INC.

By:	/S/ VICTOR LEE
Lee Kong Hian (aka Victor Lee) President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, Chief Accounting Officer, and Authorized Signatory)