Form 10-K
period 2019-12-31
Ascent Solar Technologies, Inc.
filed 2021-01-29
CIK 1350102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

As of June 28, 2019 , the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $696,000 based upon the last reported sale price of the registrant’s common stock on that date as reported by OTCBB Market, operated by OTC Markets Group Inc.

As of January 29, 2021, there were 18,102,583,471 shares of our common stock issued and outstanding.

ASCENT SOLAR TECHNOLOGIES, INC.

Form 10-K Annual Report

for the Fiscal Year ended December 31, 2019

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

References to “we,” “us,” “our,” “Ascent,” “Ascent Solar” or the “Company” in this Annual Report mean Ascent Solar Technologies, Inc.

PART I

Item 1. Business

Business Overview

Ascent Solar was formed in October 2005 as a spinoff from technology incubator, ITN Energy Systems, Inc. (“ITN”), of its Advanced Photovoltaic Division and all of that division’s key personnel and core technologies to commercialize flexible photovoltaic (“PV”) modules using our proprietary monolithic integration thin film technology. The technology was initially developed at ITN beginning in 1994 and subsequently assigned and licensed to us at formation in 2005. Our proprietary manufacturing process deposits multiple layers of materials, including a thin film of highly efficient copper-indium-gallium-diselenide (“CIGS”) semiconductor material, on a flexible, lightweight, high tech plastic substrate using a roll-to-roll manufacturing process followed by laser patterning the layers to create interconnected PV cells, or PV modules, in a process known as monolithic integration. We believe that our unique technology and manufacturing process, which results in a much lighter, flexible yet durable module package, provides us with unique market opportunities relative to both the crystalline silicon (“c-Si”) based PV manufacturers that currently lead the PV market, as well as other thin film PV manufacturers that use substrate materials such as glass, stainless steel or other metals that can be heavier and more rigid than plastics.

We believe that the use of CIGS on a flexible, durable, lightweight, high tech plastic substrate will allow for unique and seamless integration of our PV modules into a variety of applications such as aerospace, defense, transportation, electronic products, off-grid structures and building integrated, as well as other products and applications that may emerge. For markets that place a high premium on weight, such as defense, space, near space, and aeronautic markets, we believe our materials provide attractive increases in power-to-weight ratio (specific power), and that our materials have superior specific power and voltage-to-area ratios than competing flexible PV thin film technologies. These metrics will be critical as we position ourselves to compete in challenging high value markets such as aerospace where Ascent Solar products can be integrated into satellites, near earth orbiting vehicles, airships and fixed wing unmanned aerial vehicles ("UAV").

Product History

In March 2008, we demonstrated initial operating capacity of our first production line by beginning production trials as an end-to-end integrated process. Initial operating capacity production trials resulted in average thin film device efficiencies of 9.5% and small area monolithically integrated module efficiencies of over 7.0%. During 2008, optimization trials resulted in thin film device efficiencies in the 9.5% to 11.5% range and corresponding module efficiencies in the 7.0% to 9.0% range. The test modules measured approximately 15 centimeters wide by 30 centimeters long. During the first quarter of 2009, we began limited production of monolithically integrated flexible CIGS modules in our initial production line. Our primary business model, at that time, was based upon mass production of solar modules of varying lengths, sizes and configurations. We provided sample modules to potential customers and development partners in various industries to explore integration of our products into new applications.

In July 2009, we obtained independent verification by the U.S. Department of Energy’s National Renewable Energy Laboratory (“NREL”) that our modules of approximately 15 centimeters wide by 30 centimeters long measured 10.4% in conversion efficiency. The modules tested at NREL were approximately 15 centimeters wide by 30 centimeters long. In October 2009, NREL further verified our achievement of a manufacturing milestone of 14.0% cell efficiency as well as a peak efficiency of 11.4% for CIGS modules. Later, in December 2010, we achieved 12.1% module efficiency on the same form factor. In October 2010, we completed internal qualification testing of a flexible packaging solution which successfully passed the rigorous standard of one thousand (1,000) hours of damp heat testing (85% relative humidity and 85° C temperature) guideline set forth by International Electrotechnical Commission (“IEC”) 61646 standards for performance and long-term reliability of thin film solar modules.

In February 2010, three of our product configurations were certified by an independent laboratory on a variety of U.S. Department of Defense (“DOD”) rugged standards known as MIL-STD-810G. In October 2010, we completed full external certification under IEC 61646 at an independent laboratory of a two-meter module. Achieving this certification is required for building integrated photovoltaic ("BIPV") and building applied photovoltaic ("BAPV") applications used in commercial, industrial and residential rooftop markets. Certification activities will continue as required as we introduce new products and make changes or improvements to our already certified products.

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

In 2012, we evolved our business model to include B2C, solution based, PV integrated consumer electronics to complement our off grid high value solar power generation strategy. In June of 2012, we launched our new line of consumer products under the EnerPlex™ brand, and introduced our first product, the Surfr™; a battery and solar case for the Apple® iPhone® 4/4S smart phone featuring our ultra-light CIGS thin film technology integrated directly into the case. The case incorporates our ultra-light and thin PV module into a sleek, protective iPhone 4/4S case, along with a thin, life extending, lithium-polymer battery. The case adds minimal weight and size to an iPhone smartphone, yet provides supplemental charging when needed. In August of 2012, we announced the launch of the second version of the Surfr for the Samsung® Galaxy S® III, which provides 85% additional battery life.

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

During 2013, the EnerPlex brand rapidly expanded with the addition of two new product series as well as over fifteen new products. In 2013, we introduced further additions to the Jumpr line of portable power banks; releasing the Jumpr Mini and Jumpr Stack in August and the Jumpr Max in September. The latest additions to the Kickr line of portable solar chargers, the Kickr I and Kickr II, were introduced in August at the Outdoor Retailer show. In October 2013, we released our first series of solar integrated backpacks, the EnerPlex Packr™. The Packr is a functional backpack ideal for charging mobile electronic devices while on the go. Also, in October of 2013, we introduced the Surfr battery and solar case for the Samsung Galaxy S® 4, and in December 2013, we introduced the Surfr battery and solar case for Apple’s iPhone® 5. To complement our flagship product lines, we added an assortment of accessories, all of which can be integrated into the EnerPlex ecosystem of products; the LED wand, which can be easily plugged into a Jumpr power bank to provide hours of light, or the Travel Adaptor, which enables consumers to charge up their Jumpr power banks from a traditional outlet anywhere in the world.

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

During the third quarter of 2017, Ascent Solar was selected by Energizer Solar Inc. to develop and supply solar panels for their PowerKeep line of solar products, and in November 2017, Ascent introduced the next generation of our USB-based portable power systems with the XD™ series. The first product introduced was the XD-12 which, like previous products, is a folding, lightweight, easily stowable, PV system with USB power regulation. Unique to this generation of PV portable power is more PV power (12 Watts) and a 2.0 Amp smart USB output to enable the XD-12 to charge most smartphones, tablets, and USB-enabled devices as fast as a wall outlet. The enhanced smart USB circuit works with the device to be charged so that the device can determine the maximum power it is able to receive from the XD-12 and ensures the best possible charging performance directly from the sun.

Also, in 2017, for a space customer, Ascent manufactured a new micro-module, approximately 12.8mm x 50mm (0.5in x 2.0in) in size that is ideal for both laboratory-scale environmental testing, and for subsequent integration into flight experiments.

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

In March 2018, Ascent successfully shipped to a European based customer for a lighter-than-air, helium-filled airship project based on our newly developed ultra-light modules with substrate material than half of the thickness of our standard modules. In 2019, Ascent completed a repeat order from the same customer who had since established its airship development operation in the US. In 2020, Ascent received a third and enlarged order from the same customer and is scheduled to complete the order in January 2021.

We continue to design and manufacture PV integrated portable power applications for commercial and military users. Due to the high durability enabled by the monolithic integration employed by our technology, the capability to customize modules into different form factors and the industry leading light weight and flexibility provided by our modules, we believe that the potential applications for our products are extensive.

Commercialization and Manufacturing Strategy

We manufacture our products by affixing a thin CIGS layer to a flexible, plastic substrate using a large format, roll-to-roll process that permits us to fabricate our flexible PV modules in an integrated sequential operation. We use proprietary monolithic integration techniques which enable us to form complete PV modules with little to no costly back end assembly of inter cell connections. Traditional PV manufacturers assemble PV modules by bonding or soldering discrete PV cells together. This manufacturing step typically increases manufacturing costs and at times proves detrimental to the overall yield and reliability of the finished product. By reducing or eliminating this added step using our proprietary monolithic integration techniques, we believe we can achieve cost savings in, and increase the reliability of, our PV modules. All tooling necessary for us to meet our near-term production requirements is installed in our Thornton, Colorado plant. In 2012, we further revised our strategy to focus on applications for emerging and high-value specialty PV markets, including off grid, aerospace, military and defense and consumer-oriented products.

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

•

Our manufacturing process can be differentiated into two distinct functions; a front-end module manufacturing process and a back-end packaging process.  Our ability to produce finished unpackaged rolls of CIGS material for shipment worldwide to customers for encapsulation and integration into various products enhances our ability to work with partners internationally and domestically.

Markets and Marketing Strategy

In 2012, we pivoted our strategic focus away from large scale utility projects and rooftop applications to consumer products and high-value specialty solar markets. This new strategy enables us to fully leverage the unique advantages of our technology including flexibility, durability and attractive power to weight and power to area performance. It further enables us to offer unique, differentiated solutions in large markets with less competition, and more attractive pricing. In the second half of 2012, we launched our EnerPlex line of personal power, portable solar solutions and accessories. This represented a significant paradigm shift for us and moved us into the realm of supplying complete consumer product solutions as opposed to strictly commercial solar modules. We also remain focused on specialty solar applications which can fully leverage the unique properties of our award-winning CIGS technology. These include aerospace, defense, emergency management and consumer/OEM applications.

In February 2017 Ascent announced the discontinuation of our EnerPlex consumer business by disposing of the EnerPlex brand, and related intellectual properties and trademarks, to our battery product supplier, in an effort to better allocate our resources and to continue to focus on our core strength in the high-value specialty PV market. Ascent no longer produces or sells Enerplex-branded consumer products and we are instead focused on our photovoltaic business.

Ascent’s strategic marketing efforts going forward will be focused on commercializing our proprietary solar technology in three highest-value PV verticals:

I. Aerospace: Space, Near-space and Fixed Wing UAV

II. Public Sector: Defense and Emergency Management

III. Commercial Off-grid and Portable Power

The value proposition of Ascent’s proprietary solar technology not only aligns with the needs of customers in these verticals, but also overcomes many of the obstacles other solar technologies face in these unique markets. Ascent has the capability to design and develop finished products for end users in these areas as well as collaborate with strategic partners to design and develop custom integrated solutions for products like airships and fixed-wing UAVs. Ascent sees significant overlap in the needs of end users across some of these verticals and can achieve economies of scale in sourcing, development, and production in commercializing products for these customers.

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

In March 2016, the Company announced a major breakthrough of our high-voltage superlight modules, achieving a power-to-weight ratio of 1,700 watts per kilogram at AM0 environment. In December 2016, Ascent was selected by the Japan Aerospace Exploration Agency ("JAXA") as part of their next round of evaluations for providing solar technology for an upcoming mission to Jupiter, as well as to address additional missions. This decision followed an earlier round of investigation with promising results, during which the Company's flexible, monolithically integrated CIGS solar module was subjected to environmental extremes and continued to operate well. During the first phase of JAXA's evaluation, Ascent's PV was successfully tested below -146°C (-231°F) and up to +190°C (+374 °F), and to only 4% of the sunlight generally received in earth's orbit. In addition, JAXA has subjected Ascent's PV to radiation and mechanical testing.

In 2017 we continued to solidify our position in the space and near-space markets; these challenging requirements and environments allow for the full utilization of the unique nature and advantages of our lightweight, flexible monolithically integrated CIGS PV. Through continued work in the PV-powered drone field, Ascent made significant strides in providing PV power to high-altitude airships and next-generation space applications.

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

In November 2017, Ascent fulfilled a third order from JAXA for custom PV products designed specifically for their upcoming solar sail deployment demonstration project.  This project was comprised of small area test cells and large, 19.5cm x 30cm monolithically integrated modules, all on a very thin, 25-micron (0.001 inch) plastic substrate which is half the thickness of Ascent’s production substrate for a standard product. In space, near-space, and drone applications, the PV substrate accounts for a significant portion of the product’s overall mass; the PV construction on the new 25-micron substrates represents a major breakthrough for these markets. JAXA placed this order after achieving the desired experimental results from the previous shipments and subsequent electrical, mechanical and environmental testing. The 19.5cm x 30cm module is a custom design to match the anticipated deployment mechanism and PV layout for the final Jovian spacecraft.

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

We continue to supply our strategic partners with PV modules to support their development, testing and certification of new integrated PV products, including product testing by several branches of the U.S. military. We believe that our high-power density flexible solar modules enable new applications for solar power. By creating mutually beneficial partnerships and strategically penetrating the markets discussed above, we plan to transform the landscape of solar power generation with truly innovative end products.

Competition

We have pivoted our strategic focus away from large scale utility projects of the traditional solar markets. We believe our thin film, monolithically integrated CIGS technology enables us to deliver sleek, lightweight, rugged, high performance solutions to serve these markets as competitors from other thin film and c-Si companies emerge. The landscape of thin film manufacturers encompasses a broad mix of technology platforms at various stages of development and consists of a number of medium and small companies.

The market for traditional, grid connected PV products is dominated by large manufacturers of c-Si technology, although thin film technology on glass has begun to emerge among the major players. We anticipate that while these large manufacturers may continue to dominate the market with their silicon-based products, thin film manufacturers will likely capture an increasingly larger share of the market, as is evident from the success of First Solar (CdTe) and Solar Frontier (CIGS), both among the top 20 producers worldwide. In 2019, crystalline silicon PV technology represented over 90% of global market revenue and production, with the balance captured by thin film. Approximately half of thin film production is CdTe production, with the other half being split between CIGS and a-Si.

We believe that our modules offer unique advantages. Their flexibility, low areal density (mass per unit area), and high specific power (power per unit mass) enable use on weight-sensitive applications, such as portable power, conformal aircraft surfaces, high altitude long endurance (HALE) fixed wing and lighter than air (LTA) vehicles, and space applications that are unsuitable for glass-based modules. Innovative product design, customer focused development, and our rapid prototyping capability yield modules that could be integrated into virtually any product to create a source of renewable energy. Whether compared to glass based or other flexible modules, our products offer competitive advantages making them unique in comparison to competing products.

Research and Development and Intellectual Property

We intend to continue to invest in research and development in order to provide near term improvements to our manufacturing process and products, as well as to identify next generation technologies relevant to both our existing and potential new markets. During 2019 and 2018 we incurred approximately $1,310,948 and $2,794,641, respectively, in research and development costs, which include research and development incurred in relation to our government contracts, as well as manufacturing costs incurred while developing our product lines and manufacturing process.

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

We protect our intellectual property through a combination of trade secrets and patent protections. We own the following patents and published patent applications:

Issued Patents and Registrations

1.	US Patent No. 8,426,725 entitled “Apparatus and Method for Hybrid Photovoltaic Device Having Multiple, Stacked, Heterogeneous, Semiconductor Junctions” (issued April 23, 2013)
2.	US Patent No. 8,465,589 entitled “Machine and Process for Sequential Multi-Sublayer Deposition of Copper Indium Gallium Diselenide Compound Semiconductors” (issued June 18, 2013)
3.	US Patent No. D697,502 entitled "Mobile Electronic Device Case” (issued January 14, 2014)
4.

US Patent No. 8,648,253 entitled “Machine and Process for Continuous, Sequential, Deposition of Semiconductor Solar Absorbers Having Variable Semiconductor Composition Deposited in Multiple Sublayers” (issued February 11, 2014)

5.	US Patent No. D781,228 entitled Pocket-Sized Photovoltaic Based Fully Integrated Portable Power System (issued March 14, 2017)
6.

US Patent No. 9601650 entitled Machine and Process for Continuous, Sequential, Deposition of Semiconductor Solar Absorbers Having Variable Semiconductor Composition Deposited in Multiple Sublayers (issued March 21, 2017)

7.	US Patent No. 9634175 entitled Systems and Methods for Thermally Managing High-Temperature Processes on Temperature Sensitive Substrates (issued April 25, 2017)
8.	US Patent No. 9640706 entitled Hybrid Multi-Junction Photovoltaic Cells and Associated Methods (issued May 2, 2017)
9.	US Patent No. 9640692 entitled Flexible Photovoltaic Array with Integrated Wiring and Control Circuitry, and Associated Methods (issued May 2, 2017)
10.	US Patent No. 9653635 entitled Flexible High-Voltage Adaptable Current Photovoltaic Modules and Associated Methods (issued May 16, 2017)
11.	US Patent No. 9780242 entitled “Multilayer Thin-Film Back Contact System for Flexible Photovoltaic Devices on Polymer Substrates” (issued October 3, 2017)

Published Patent Applications

1.	"Flexible Photovoltaic Array with Integrated Wiring and Control Circuitry, and Associated Methods" (US 12/901,963) (filed October 11, 2010) (co-owned with PermaCity Corporation)
2.	“Cd-Free, Oxide Buffer Layers for Thin Film CIGS Solar Cells by Chemical Solution Deposition Methods” (US 13/227,935) (filed September 8, 2011)

3.	“Systems and Processes for Bifacial Collection and Tandem Junctions Using a Thin film Photovoltaic Device” (US 13/406,376) (filed February 27, 2012)
4.	“Multilayer Thin Film Back Contact System for Flexible Photovoltaic Devices on Polymer Substrates” (US 13/572,387) (filed August 10, 2012)
5.	“Multilayer Thin Film Back Contact System for Flexible Photovoltaic Devices on Polymer Substrates” (PCT/US2012/050398) (filed August 10, 2012)
6.	“Multilayer Thin Film Back Contact System for Flexible Photovoltaic Devices on Polymer Substrates” (CN 201280047345.1) (filed August 10, 2012)
7.	“Apparatus and Method for Hybrid Photovoltaic Device Having Multiple, Stacked, Heterogeneous, Semiconductor Junctions” (EP 11804861.0) (filed December 13, 2011)
8.	“Apparatus and Method for Hybrid Photovoltaic Device Having Multiple, Stacked, Heterogeneous, Semiconductor Junctions” (CN 201180067131.6) (filed December 13, 2011)
9.	“Subtractive Hinge and Associated Methods (US 13/783,336) (filed March 3, 2013)
10.	“Subtractive Hinge and Associated Methods (PCT/US 2013/28,929) (filed March 4, 2013)
11.	“Subtractive Hinge and Associated Methods (CN 201380012566.X) (filed March 4, 2013)
12.	“Subtractive Hinge and Associated Methods (EP 13758462.9) (filed March 4, 2013)
13.	“System for Housing and Powering A Battery-Operated Device and Associated Methods” (US 13/802,713) (filed March 14, 2013)
14.	“System for Housing and Powering A Battery-Operated Device and Associated Methods” (US 13/802,719) (filed March 14, 2013)
15.	“System for Housing and Powering A Battery-Operated Device and Associated Methods” (PCT/US2013/34988) (filed April 2, 2013)
16.	“Photovoltaic Assembly and Associated Methods” (US 14/038096) (filed September 26, 2013)
17.	“Photovoltaic Assembly and Associated Methods” (PCT/US2013/62355) (filed September 27, 2013)
18.	“Photovoltaic Assembly and Associated Methods” (CN 201380060351.5) (filed September 27, 2013)
19.	“Photovoltaic Assembly and Associated Methods” (EP 13840976.8) (filed September 27, 2013)
20.	“Flexible High-Voltage Adaptable Current Photovoltaic Modules and Associated Methods” (US 14/041,886) (filed September 30, 2013)
21.	“Hybrid Multi-Junction Photovoltaic Cells and Associated Methods” (US 14/100,960) (filed December 9, 2013)
22.	“System for Housing and Powering A Battery-Operated Device and Associated Methods” (PCT/US2013/74936) (filed December 13, 2013)
23.	“Systems and Methods for Thermally Managing High-Temperature Processes on Temperature Sensitive Substrates” (US 14/150,376) (filed January 8, 2014)
24.	“Systems and Methods for Thermally Managing High-Temperature Processes on Temperature Sensitive Substrates” (PCT/US2014/10867) (filed January 8, 2014)
25.	“Systems and Methods for Thermally Managing High-Temperature Processes on Temperature Sensitive Substrates” (CN 201480004408.4) (filed January 8, 2014)
26.	“Systems and Methods for Thermally Managing High-Temperature Processes on Temperature Sensitive Substrates” (EP 14738271.7) (filed January 8, 2014)

27.	“Multilayer Thin-Film Back Contact System for Flexible Photovoltaic Devices on Polymer Substrates” (PCT/US15/20184) (filed March 12, 2015)
28.	“Array of Monolithically Integrated Thin Film Photovoltaic Cells and Associated Methods” (14/252,485) (filed April 14, 2014)
29.	“Subtractive Hinge and Associated Methods” (EP 13758462.9) (filed March 4, 2013)
30.	“Photovoltaic Assembly and Associated Methods” (EP 13840976.8) (filed September 27, 2013)
31.	“Systems and Methods for Thermally Managing High-Temperature Processes on Temperature Sensitive Substrates” (CN 201480004408.4) (filed January 9, 2014)
32.	“Systems and Methods for Thermally Managing High-Temperature Processes on Temperature Sensitive Substrates” (EP 14738271.7) (filed January 9, 2014)
33.	“Multilayer Thin-Film Back Contact System for Flexible Photovoltaic Devices on Polymer Substrates” (US 14/932,933) (filed November 4, 2015)
34.	“Photovoltaic-Based Fully Integrated Portable Power Systems” (PCT/US16/12047) (filed January 4, 2016)
35.	“Photovoltaic-Based Fully Integrated Portable Power System” (US 14/987,214) (filed January 4, 2016)
36.	“Systems and Processes for Bifacial Collection and Tandem Junctions Using a Thin-Film Photovoltaic Device” (US 15/099,835) (filed April 15, 2016)
37.	“Photovoltaic-Based Fully Integrated Portable Power Management and Networking System” (PCT/US16/25647) (filed April 1, 2016)
38.	“Photovoltaic-Based Fully Integrated Portable Power Management and Networking System” (US 15/089,028) (filed April 1, 2016)
39.	“Photovoltaic Device and Method of Manufacturing Same” (CN 201610416638.2) (filed December 13, 2011)
40.	“Multilayer Thin-Film Back Contact System for Flexible Photovoltaic Devices on Polymer Substrates” (US 15/258,169) (filed September 7, 2016)
41.	“Hybrid Multi-Junction Photovoltaic Cells and Associated Methods” (US 15/137,696) (filed April 25, 2016)
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

Employees

As of December 31, 2019, we had 12 full-time and 9 part-time employees.

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

Each of these factors is critical to our success and accomplishing each of these tasks may take longer or cost more than expected or may never be accomplished. It also is likely that problems we cannot now anticipate will arise. If we cannot overcome these problems, our business, results of operations and financial condition could be materially and adversely affected.

We have to date incurred net losses and may be unable to generate sufficient sales in the future to become profitable.  We incurred a net loss of $4,868,261 for the year ended December 31, 2019 and reported an accumulated deficit of $423,400,229 as of December 31, 2019. We expect to incur net losses in the near term. Our ability to achieve profitability depends on a number of factors, including market acceptance of our specialty PV products at competitive prices. If we are unable to raise additional capital and generate sufficient revenue to achieve profitability and positive cash flows, we may be unable to satisfy our commitments and may have to discontinue operations.

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

We depend on a limited number of third-party suppliers for key raw materials, and their failure to perform could cause manufacturing delays and impair our ability to deliver PV modules to customers in the required quality and quantity and at a price that is profitable to us. Our failure to obtain raw materials and components that meet our quality, quantity and cost requirements in a timely manner could interrupt or impair our ability to manufacture our products or increase our manufacturing cost. Most of our key raw materials are either sole sourced or sourced by a limited number of third-party suppliers. As a result, the failure of any of our suppliers to perform could disrupt our supply chain and impair our operations. Many of our suppliers are small companies that may be unable to supply our increasing demand for raw materials as we implement our planned expansion. We may be unable to identify new suppliers in a timely manner or on commercially reasonable terms. Raw materials from new suppliers may also be less suited for our technology and yield PV modules with lower conversion efficiencies, higher failure rates and higher rates of degradation than PV modules manufactured with the raw materials from our current suppliers.

Our continuing operations will require additional capital which we may not be able to obtain on favorable terms, if at all, or without dilution to our stockholders.  Since inception, we have incurred significant losses. We expect to continue to incur net losses in the near term. For the year ended December 31, 2019, our cash used in operations was $2,715,418. At December 31, 2019, we had no cash on hand.

Although we have commenced production at our manufacturing facility, we do not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until we have fully implemented our new strategy of focusing on high value PV products. Product revenues did not result in a positive cash flow for the 2019 year or the 2020 year. The Company will need to raise additional capital in order to continue our current level of operations throughout 2021.

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

Our products may never gain sufficient market acceptance, in which case we would be unable to sell our products or achieve profitability.  Demand for our products may never develop sufficiently, and our products may never gain market acceptance, if we fail to produce products that compare favorably against competing products on the basis of cost, quality, weight, efficiency and performance. Demand for our products also will depend on our ability to develop and maintain successful relationships with key partners, including distributors, retailers, OEMs, system integrators and value-added resellers. If our products fail to gain market acceptance as quickly as we envision or at all, our business, results of operations and financial condition could be materially and adversely affected.

We are targeting emerging markets for a significant portion of our planned product sales. These markets are new and may not develop as rapidly as we expect or may not develop at all.  Our target markets include portable power, defense, transportation, space and near space markets. Although certain areas of these markets have started to develop, some of them are in their infancy. We believe these markets have significant long-term potential; however, some or all of these markets may not develop and emerge as we expect. If the markets do develop as expected, there may be other products that could provide a superior product or a comparable product at lower prices than our products. If these markets do not develop as we expect, or if competitors are better able to capitalize on these markets our revenues and product margins may be negatively affected.

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

If sufficient demand for our products does not develop or takes longer to develop than we anticipate, we may be unable to grow our business, generate sufficient revenue to attain profitability or continue operations.  The solar energy industry is at a relatively early stage of development, and the extent to which PV modules, including our own, will be widely adopted is uncertain. While pure PV solutions is not our short-term primary market, if PV technology proves unsuitable for widespread adoption or if demand for PV modules fails to develop sufficiently, long term we may be unable to grow our business, generate sufficient sales to attain profitability or continue operations. Many factors, of which several are outside of our control, may affect the viability of widespread adoption of PV technology and demand for PV modules.

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

If third parties claim we are infringing or misappropriating their intellectual property rights, we could be prohibited from selling our PV products, be required to obtain licenses from third parties or be forced to develop non-infringing alternatives, and we could be subject to substantial monetary damages and injunctive relief.  The PV industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We are aware of numerous issued patents and pending patent applications owned by third parties that may relate to current and future generations of solar energy. The owners of these patents may assert the manufacture, use or sale of any of our products infringes one or more claims of their patents. Moreover, because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that materially and adversely affect our business. Third parties could also assert claims against us that we have infringed or misappropriated their intellectual property rights. Whether or not such claims are valid, we cannot be certain we have not infringed the intellectual property rights of such third parties. Any infringement or misappropriation claim could result in significant costs or substantial damages to our business or an inability to manufacture, market or sell any of our PV modules found to infringe or misappropriate. Even if we were to prevail in any such action, the litigation could result in substantial cost and diversion of resources that could materially and adversely affect our business. The large number of patents, the rapid rate of new patent issuances, the complexities of the technology involved, and uncertainty of litigation increase the risk of business assets and management’s attention being diverted to patent litigation. Even if obtaining a license were feasible, it could be costly and time consuming. We might be forced to obtain additional licenses from our existing licensors in the event the scope of the intellectual property we have licensed is too narrow to cover our activities, or in the event the licensor did not have sufficient rights to grant us the license(s) purportedly granted. Also, some of our licenses may restrict or limit our ability to grant sub-licenses and/or assign rights under the licenses to third parties, which may limit our ability to pursue business opportunities.

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

Our PV modules contain limited amounts of cadmium sulfide and claims of human exposure or future regulations could have a material adverse effect on our business, results of operations and financial condition.  Our PV modules contain limited amounts of cadmium sulfide, which is regulated as a hazardous material due to the adverse health effects that may arise from human exposure and is banned in certain countries. We cannot assure you that human or environmental exposure to cadmium sulfide used in our PV modules will not occur. Any such exposure could result in third party claims against us, damage to our reputation and heightened regulatory scrutiny of our PV modules. Future regulation relating to the use of cadmium in various products could force us to seek regulatory exemptions or impact the manufacture and sale of our PV modules and could require us to incur unforeseen environmental related costs. The occurrence of future events such as these could limit our ability to sell and distribute our PV modules, and could have a material adverse effect on our business, results of operations and financial condition.

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

We have identified material weaknesses in our internal control over financial reporting. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements, which could adversely affect our stock price and could negatively impact our results of operations.  At December 31, 2019, we concluded that there were material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. See Item 9A in Part II of this Annual Report on Form 10-K for details.

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

The price of our common stock may continue to be volatile.  Our common stock is currently traded on the OTCBB Market. The trading price of our common stock from time to time has fluctuated widely and may be subject to similar volatility in the future. For example, during most of the calendar year ended December 31, 2019, our common stock traded below $0.01. The trading price of our common stock in the future may be affected by a number of factors, including events described in these “Risk Factors.” In recent years, broad stock market indices, in general, and smaller capitalization and PV companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have a negative effect on the market price of our common stock regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources and could have a material adverse effect on our financial condition.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently lease an approximately 100,000 square foot manufacturing and office facility in Thornton, Colorado.

Item 3. Legal Proceedings

In May 2019, the Company’s former law firm filed suit against the Company in District Court in Adams County Colorado in an effort to collect approximately $1.2 million of unpaid fees (and related interest charges). On September 11, 2020, the Company entered into a settlement agreement (the “Settlement Agreement”) with its former law firm. Pursuant to the Settlement Agreement, the Company paid $120,000 on September 23, 2020 as the full and final settlement of all amounts owed between the parties. Following such payment, a satisfaction of an existing judgment in favor of such law firm was filed in Adams County Colorado.

On July 29, 2020, the Company’s owned facility at 12300 Grant Street, Thornton, CO 80241 (the “Building”) was foreclosed by the Building’s first lien holder (“Mortgage Holder”) and sold at public auction. The successful bidder for the Building was the Mortgage Holder, at the price of $7.193 million. As a result, the Company’s obligations to Mortgage Holder and all of the Company’s outstanding real property taxes on the Building were considered fully repaid.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our stock previously traded on the NASDAQ Capital Market. On February 23, 2016 the Company received notice from NASDAQ stating that NASDAQ had determined to delist the Company's common stock. On May 20, 2017 our common stock was delisted from the OTCQB Venture Market and began trading on the OTCBB. Our trading symbol is “ASTI.” The following table sets forth the high and low-sales price information per share for our common stock for the last two completed fiscal years, as adjusted for reverse stock splits.

Price Range of Common Stock

	High	Low
Fiscal 2018
First Quarter	$0.9000	$0.4000
Second Quarter	0.5000	0.2000
Third Quarter	0.3000	0.0465
Fourth Quarter	0.0570	0.0082
Fiscal 2019
First Quarter	0.0170	0.0013
Second Quarter	0.0021	0.0010
Third Quarter	0.0010	0.0001
Fourth Quarter	0.0002	0.0001

Holders

As of December 31, 2019, the number of record holders of our common stock was 41. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

The holders of common stock are entitled to receive such dividends as may be declared by our Board of Directors. During the years ended December 31, 2019 and 2018, we did not pay any common stock dividends, and we do not expect to declare or pay any dividends in the foreseeable future. Payment of future dividends will be within the discretion of our Board of Directors and will depend on, among other factors, our retained earnings, capital requirements, and operating and financial condition.

Item 6. Selected Financial Data

Smaller reporting companies are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes to those financial statements appearing elsewhere in this Form 10-K. This discussion and analysis contain statements of a forward-looking nature relating to future events or our future financial performance. As a result of many factors, our actual results may differ materially from those anticipated in these forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Overview

We are a company formed to commercialize flexible PV modules using our proprietary technology. For the year ended December 31, 2019, we generated $638,380 of revenue. Product sales accounted for 100% of total revenue. As of December 31, 2019, we had an accumulated deficit of approximately $423,400,229.

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

In February 2017 Ascent announced the discontinuation of our EnerPlex consumer business by disposing of the EnerPlex brand, and related intellectual properties and trademarks, to our battery product supplier, Sun Pleasure Co. Limited (“SPCL”). This transaction was completed in an effort to better allocate our resources and to continue to focus on our core strength in the high-value specialty PV market. Following the transfer, Ascent no longer produces or sells Enerplex-branded consumer products. In November 2017, Ascent introduced the next generation of our USB-based portable power systems with the XD™ series. The first product introduced was the XD-12 which, like previous products, is a folding, lightweight, easily stowable, PV system with USB power regulation. Unique to this generation of PV portable power is more PV power (12 Watts) and a 2.0 Amp smart USB output to enable the XD-12 to charge most smartphones, tablets, and USB-enabled devices as fast as a wall outlet. The enhanced smart USB circuit works with the device to be charged so that the device can determine the maximum power it is able to receive from the XD-12 and ensures the best possible charging performance directly from the sun.

Also, in 2017, for a space customer, Ascent manufactured a new micro-module, approximately 12.8mm x 50mm (0.5in x 2.0in) in size that is ideal for both laboratory-scale environmental testing, and for subsequent integration into flight experiments.

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

In March 2018, Ascent successfully shipped to a European based customer for a lighter-than-air, helium-filled airship project based on our newly developed ultra-light modules with substrate material than half of the thickness of our standard modules. In 2019, Ascent completed a repeat order from the same customer who had since established its airship development operation in the US. In 2020, Ascent received a third and enlarged order from the same customer and is scheduled to complete the order in January 2021.

We continue to design and manufacture PV integrated portable power applications for commercial and military users. Due to the high durability enabled by the monolithic integration employed by our technology, the capability to customize modules into different form factors and the industry leading light weight and flexibility provided by our modules, we believe that the potential applications for our products are extensive.

Commercialization and Manufacturing Strategy

We manufacture our products by affixing a thin CIGS layer to a flexible, plastic substrate using a large format, roll-to-roll process that permits us to fabricate our flexible PV modules in an integrated sequential operation. We use proprietary monolithic integration techniques which enable us to form complete PV modules with little to no costly back end assembly of inter cell connections. Traditional PV manufacturers assemble PV modules by bonding or soldering discrete PV cells together. This manufacturing step typically increases manufacturing costs and at times proves detrimental to the overall yield and reliability of the finished product. By reducing or eliminating this added step using our proprietary monolithic integration techniques, we believe we can achieve cost savings in, and increase the reliability of, our PV modules. All tooling necessary for us to meet our near-term production requirements is installed in our Thornton, Colorado plant. In 2012, we further revised our strategy to focus on applications for emerging and high-value specialty PV markets, including off grid, aerospace, military and defense and consumer-oriented products.

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

Basis of Presentation: The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the policies below as critical to our business operations and to the understanding of our financial results:

Significant Accounting Policies

Inventories: All inventories are stated at the lower of cost or net realizable value, with cost determined using the weighted average method. Inventory balances are frequently evaluated to ensure they do not exceed net realizable value. The computation for net realizable value takes into account many factors, including expected demand, product life cycle and development plans, module efficiency, quality issues, obsolescence and others. Management's judgment is required to determine reserves for obsolete or excess inventory. As of December 31, 2019 and 2018, the Company had inventory reserve balances of $584,269 and $745,927, respectively. If actual demand and market conditions are less favorable than those estimated by management, additional inventory write downs may be required.

Impairment of Long-lived assets: We analyze our long-lived assets (property, plant and equipment) and definitive-lived intangible assets (patents) for impairment, both individually and as a group, whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Events that might cause impairment would include significant current period operating or cash flow losses associated with the use of a long-lived asset or group of assets combined with a history of such losses, significant changes in the manner of use of assets and significant negative industry or economic trends. An undiscounted cash flow analysis is calculated to determine if an impairment exists. If an impairment is determined to exist, any related loss is calculated using the difference between the fair value and the carrying value of the assets. During the years ended December 31, 2019 and 2018, we did not incur impairments of our manufacturing facilities and equipment.

Convertible Preferred Stock: The Company evaluates its preferred stock instruments under FASB ASC 480, "Distinguishing Liabilities from Equity" to determine the classification, and thereby the accounting treatment, of the instruments. Please refer to Note 13 for further discussion on the classification of each instrument.

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

During the years ended December 31, 2019 and 2018, the company recognized product revenue of $638,380 and $813,512, respectively.

Government contract revenue. Revenue from government research and development contracts is generated under terms that are cost plus fee or firm fixed price. We generally recognize this revenue over time using cost-based input methods, which recognize revenue and gross profit as work is performed based on the relationship between actual costs incurred compared to the total estimated costs of the contract. In applying cost-based input methods of revenue recognition, we use the actual costs incurred relative to the total estimated costs to determine our progress towards contract completion and to calculate the corresponding amount of revenue to recognize.

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

Research, Development and Manufacturing Operations Costs: Research, development and manufacturing operations expenses were approximately $1,310,948 and $2,794,641 for the years ended December 31, 2019 and 2018, respectively.  Research, development and manufacturing operations expenses include: 1) technology development costs, which include expenses incurred in researching new technology, improving existing technology and performing federal government research and development contracts, 2) product development costs, which include expenses incurred in developing new products and lowering product design costs, and 3) pre-production and production costs, which include engineering efforts to improve production processes, material yields and equipment utilization, and manufacturing efforts to produce saleable product. Research, development and manufacturing operations costs are expensed as incurred, with the exception of costs related to inventoried raw materials, work-in-process and finished goods, which are expensed as Cost of revenue as products are sold.

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

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize all leases, including operating leases, on the balance sheet as a lease asset or lease liability, unless the lease is a short-term lease. ASU 2016-02 also requires additional disclosures regarding leasing arrangements. ASU 2016-02 is effective for interim periods and fiscal years beginning after December 15, 2019, and early application is permitted. The implementation of ASU 2016-02 did not have a material effect on the Company’s consolidated financial statements, as the Company was not a party to any leases.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity s Own Equity. ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective for public companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15,

2020, including interim periods within those fiscal years. Management has not yet evaluated the effect that the adoption of ASU 2020-06 will have on the Company’s consolidated financial statement presentation or disclosures subsequent to its adoption.

Other new pronouncements issued but not effective as of December 31, 2019 are not expected to have a material impact on the Company’s consolidated financial statements.

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

Revenues. Our revenues were $638,380 for the year ended December 31, 2019 compared to $862,412 for the year ended December 31, 2018, a decrease of $224,032. The following factors contributed to this decrease:

1.

Net product revenues were $638,380 for the year ended December 31, 2019 compared to $813,512 for the year ended December 31, 2018, a decrease of 22%. The decrease in product sales is the result of our limited operations during the year ended 2019.

2.

Revenues generated from government research and development contracts were $48,900 during the year ended December 31, 2018, the Company did not have any revenues attributable to government research and development contracts during the year ended December 31, 2019.

Cost of revenues. Our Cost of revenues for the year ended December 31, 2019 was $490,755 compared to $1,015,796 for the year ended December 31, 2018, a decrease of 52%. The decrease in cost of revenues is mainly due to the decrease in materials and labor costs as a result of a decrease in production for the year ended December 31, 2019 compared to 2018. Cost of revenues for the year ended December 31, 2019 is comprised primarily of materials and, direct labor, and overhead.

Research, development and manufacturing operations. Research, development and manufacturing operations costs were $1,310,948 for the year ended December 31, 2019, compared to $2,794,641 for the year ended December 31, 2018, a decrease of 53%. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. Research, development and manufacturing operations costs also include costs related to technology development and governmental contracts.

Selling, general and administrative. Selling, general and administrative expenses were $1,846,944 for the year ended December 31, 2019, compared to $3,244,793 for the year ended December 31, 2018, a decrease of 43%.

Other Expense, net. Other expense was $1,615,213 for the year ended December 31, 2019, compared to $9,466,368 for the year ended December 31, 2018, a decrease of $83%.

Net Loss.  Our Net Loss was $4,868,261 for the year ended December 31, 2019, compared to a Net Loss of $16,036,492 for the year ended December 31, 2018, an improvement of 70%.

The decrease in Net Loss for the year ended December 31, 2019 can be summarized in variances in significant account activity as follows:

Decrease (Increase) to Net Loss For the Year Ended December, 2019 Compared to the Year Ended December 31, 2018
Revenues	(224,032)
Cost of Revenue	525,041
Research, development and manufacturing operations	1,483,693
Selling, general and administrative expenses	1,397,849
Depreciation and Amortization Expense	134,525
Other Income / Expense
Other income	829,356
Interest Expense	(1,498,321)
Non-Cash Change in Fair Value of Derivatives and Gain/Loss on Extinguishment of Liabilities, net	8,520,120
Decrease (Increase) to Net Loss	11,168,231

Liquidity and Capital Resources

The Company has continued limited PV production at its manufacturing facility. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented its product strategy. During the year ended December 31, 2019 the Company used $2,715,418 in cash for operations.

Additional projected product revenues are not anticipated to result in a positive cash flow position for the years 2020 and 2021 overall and, as of December 31, 2019, the Company has negative working capital. As such, cash liquidity sufficient for the year ending December 31, 2019 will require additional financing.

The Company continues to accelerate sales and marketing efforts related to its military solar products and specialty PV application strategies through expansion of its sales and distribution channels. The Company has begun activities related to securing additional financing through strategic or financial investors, but there is no assurance the Company will be able to raise additional capital on acceptable terms or at all. If the Company's revenues do not increase rapidly, and/or additional financing is not obtained, the Company will be required to significantly curtail operations to reduce costs and/or sell assets. Such actions would likely have an adverse impact on the Company's future operations.

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

Statements of Cash Flows Comparison of the Years Ended December 31, 2019 and 2018

For the year ended December 31, 2019, our cash used in operations was $2,715,418 compared to $4,015,846 for the year ended December 31, 2018, a decrease of $1,300,428. The decrease is primarily the result of reduced expenses from operations during the current year. For the year ended December 31, 2019, cash provided by investing activities was $827,491 compared to cash used in investing activities of $2,447 for the year ended December 31, 2018. This change was primarily the result of an increase in proceeds from the sale of assets. During the year ended December 31, 2019, negative operating cash flows of $2,715,418 were funded through $1,887,268 in debt issuances.

Off Balance Sheet Transactions

As of December 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

We hold no significant funds and have no future obligations denominated in foreign currencies as of December 31, 2019.

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

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our cash equivalents and investment portfolio. As of December 31, 2019, our cash equivalents consisted only of operating accounts held with financial institutions. From time to time, we hold restricted funds, money market funds, investments in U.S. government securities and high-quality corporate securities. The primary objective of our investment activities is to preserve principal and provide liquidity on demand, while at the same time maximizing the income we receive from our investments without significantly increasing risk. The direct risk to us associated with fluctuating interest rates is limited to our investment portfolio, and we do not believe a change in interest rates will have a significant impact on our financial position, results of operations, or cash flows.

Item 8. Financial Statements and Supplementary Data

The Financial Statements and Supplementary Data required by this item are included in Part IV, Item 15(a)(1) and are presented beginning on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Our management conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of December 31, 2019. Based on this evaluation, our management concluded the design and operation of our disclosure controls and procedures were not effective as of December 31, 2019.

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

Under the supervision of the Audit Committee of the Board of Directors and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, our management concluded our internal control over financial reporting were not effective as of December 31, 2019. Our management reviewed the results of its assessment with the Audit Committee.

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

Material Weakness Identified in 2019

Based on our assessment and the criteria used, management concluded that our internal control over financial reporting as of December 31, 2019 and December 31, 2018 was not effective due to the material weaknesses described as follows:

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

•

Accounting for the Company's inventory and cost of revenue was lacking for the preparation of the December 31, 2019 financial statements.  Miscalculations in these areas could impact the Company's current assets, revenues, operating results, and cash flows.

•

Accounting for the Company’s debt and equity securities was lacking for preparation of the December 31, 2019 and December 31, 2018 financial statements. Miscalculations in this area could impact the Company’s liability, equity, and other expenses.

The control deficiencies described above created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis for the fiscal years ended December 31, 2019 and 2018.

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

The Company’s financial challenges continued during most of the year ended December 31, 2020, however, as discussed in Note 19 – Subsequent Events, the Company received funding during the second half of 2020 and began to bring the Company back into operating status. The Company plans to execute the following steps, going forward, to remediate the aforementioned material weaknesses in its internal control over financial reporting:

•	During the fourth quarter of 2020, the Company hired a new Chief Financial Officer
•	The company significantly reduced the complexity of the debt structure through consolidation and simplifying of terms thereby lowering the associated administration and cost burden.
•	The Company plans to engage a resource, either as internal staff or an external contractor, with the technical expertise to track and report on inventory transactions and cost of revenue calculations.
•

The Company will design and implement additional procedures in order to assure that the resources mentioned above and other audit/accounting personnel are more involved with the Company’s inventory activities, cost of revenue allocations, and debt and equity securities to monitor and earlier identify accounting issues that may be raised by the Company’s ongoing activities.

Changes in Internal Control Over Financial Reporting

Except for the identification and mitigation of the material weaknesses noted above, there were no other changes in internal control over financial reporting during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS AND DIRECTORS

Our executive officers, continuing directors and director nominees, their ages and positions with us as of January 29, 2021, are as follows:

Name	Age	Position
Victor Lee	53	President and Chief Executive Officer, Director
Michael Gilbreth	44	Chief Financial Officer
Amit Kumar, Ph.D.	56	Chairman of the Board, Director
David Peterson	51	Director
Kim Huntley	66	Director
Will Clarke	53	Director

Victor Lee (Lee Kong Hian) has been the President and Chief Executive Officer of Ascent Solar Technologies Inc. since February 1, 2012 and as a member of our Board since November 2011. Mr. Lee is the managing director of Tertius Financial Group Pte Ltd, a boutique corporate advisory and private investment firm he founded in February 2009. He brings more than 25 years of experience in strategic planning, sales & marketing, corporate finance, real estate finance and investment management, and corporate advisory services at leading worldwide financial institutions. Mr. Lee began his career at Citibank N.A., in 1993, handling small-and medium-sized corporate finance and progressed to a vice president position in the International Personal Banking Division. In 1999 he moved to Deutsche Bank AG as Vice President and in 2004 was promoted to managing director Singapore Market Head in the Private Wealth Management Division, where he was responsible for management of approximately $1 Billion in assets. From 2007 until 2009, he was with Morgan Stanley Private Wealth Management, most recently as executive director and head of Singapore/Malaysia markets. Mr. Lee holds a Bachelor's degree in Accounting from the University of Wisconsin and a Master's in Wealth Management from the Singapore Management University.

Michael Gilbreth has been Chief Financial Officer of Ascent Solar Technologies Inc. since October 2020. Mr. Gilbreth is a financial executive with more than 15 years of experience in accounting and business management, consumer packaged goods, e-commerce, and financial consulting. In April 2020, Mr. Gilbreth formed a financial consulting company, PVMG Advisors, Inc., which provides financial and business consulting services. While at PVMG, Mr. Gilbreth provided consulting services to Crowdex Investment, LLC in connection with the Company’s recent restructuring and recapitalization process. Previously, from 2015 to January 2020, Mr. Gilbreth was Vice President of Finance at Candy Club Holding Limited (ASX: CLB) headquartered in Los Angeles, California. Candy Club is a leading specialty market confectionery company which operates in the business-to-business (B2B) and business-to-customer (B2C) segments in the United States. In this lead finance role at Candy Club, Mr. Gilbreth supported the company’s capital raising activities, including a successful initial public offering on the Australian Stock Exchange (ASX) in February 2019. From 2013 to 2015, Mr. Gilbreth operated Gilbreth Consulting, which provides financial and operational management consulting services, and strategic and operational planning services. From 2010 to 2013, Mr. Gilbreth was VP/Finance at MediaTrust, a performance marketing company based in southern California. From 2005 to 2010, Mr. Gilbreth was a business manager at Duban Sattler and Associates LLP, a boutique tax accounting and business management firm based in southern California which represents high net worth individuals. Mr. Gilbreth holds a Bachelor’s degree in Business Administration from California State University, Chico.  Mr. Gilbreth and David Peterson are cousins.

Amit Kumar, Ph.D. has served on our Board of Directors since June 2007 and as Chairman since January 2011. Dr. Kumar is currently Chairman, President and CEO of Anixa Biosciences (NASDAQ:ANIX), a publicly held biotechnology company. From December 2010 to June 2015, Dr. Kumar was President and CEO of Geo Fossil Fuels, a privately held energy company. From September 2001 until June 30, 2010, Dr. Kumar was President and CEO of CombiMatrix Corporation (NASDAQ: CBMX). Previously, Dr. Kumar was Vice President of Life Sciences of Acacia Research Corp (NASDAQ: ACTG). From January 1999 to February 2000, Dr. Kumar was the founding President and Chief Executive Officer of Signature BioSciences, Inc., a life science company developing technology for advanced research in genomics, proteomics and drug discovery. From January 1998 to December 1999, Dr. Kumar was an Entrepreneur in Residence with Oak Investment Partners, a venture capital firm. From October 1996 to January 1998, Dr. Kumar was a Senior Manager at IDEXX Laboratories, Inc., a biotechnology company. From October 1993 to September 1996, Dr. Kumar was Head of Research & Development for Idetek Corporation,

which was later acquired by IDEXX Laboratories, Inc. Dr. Kumar received his B.S. degree in chemistry from Occidental College. After joint studies at Stanford University and the California Institute of Technology, he received his Ph.D. in Chemistry from Caltech in 1991. He also completed a post-doctoral fellowship at Harvard University in 1993. Dr. Kumar has authored and co-authored over 40 peer-reviewed publications and holds a dozen patents. Dr. Kumar brings significant leadership experience as well as experience in photovoltaic research including work on energy conversion using cells made from silicon (single crystal, polycrystalline, and amorphous), gallium arsenide, indium phosphide, metal oxides and other materials. Dr. Kumar is a member of the Board of Directors of Actym Therapeutics, a private biotechnology company.

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

David Peterson has served on our Board of Directors since December 2020. Mr. Peterson has over 25 years of business management experience, including 8 years as a private equity investor, 5 years as a manager at an engineering consulting firm, and over 20 years of board experience. From April 2015 to present, Mr. Peterson has worked for EPD Consultants, Inc., a privately held engineering firm headquartered in Carson, California, where he serves as Senior Project Manager. From 2010 to 2015, Mr. Peterson was President and Co-Founder of Great Circle Industries, Inc., a water recycling company in southern California.  His past experience includes being a board member at AIR-serv, LLC, a tire inflation vending machine manufacturer, where Mr. Peterson managed the acquisition process, including obtaining expansion of the company's credit facility, as that company completed 10 acquisitions and grew from $10 million of EBITDA to $20 million of EBITDA in the year prior to its sale for $151 million to WindPoint Partners.  Mr. Peterson has an MBA degree from the Marshall School of Business at the University of Southern California, and a B.A. from the University of California, Santa Cruz.  Mr. Peterson is currently the Manager of Crowdex Investment, LLC, a significant equity investor in the Company.  Mr. Peterson and Michael Gilbreth are cousins.

Will Clarke has served on our Board of Directors since December 2020. Since 2020, Mr. Clarke has been the Founder and President of Clarke Growth and Sustainment Strategies, an advisory firm specializing in guiding startup and early stage companies’ business expansion. From 2018 to 2020, Mr. Clarke was Head of Global Supply Chain Management and Technical Procurement for Atlas Airlines Worldwide Holdings, Inc. (NASDAQ: AAWW), a leading global provider of outsourced aircraft and aviation operating services headquartered in Purchase, NY. From 2015 to 2017, Mr. Clarke was Director of Procurement at Best Buy Co., Inc. (NYSE: BBY), a provider of technology products, services and solutions to its customers through over 1,400 retail stores, and also through its websites and mobile applications. Best Buy is headquartered in Richfield, MN and has operations in the United States, Canada and Mexico.  Prior to launching his second career in 2015, Mr. Clarke served 25 years as an Officer in the U.S. Navy, where he completed 10 deployments in support of war and peacetime operations on two aircraft carriers, one submarine, one warship and one on land. Mr. Clarke served in a number of senior finance, supply chain, procurement and logistics assignments across East Africa, Asia/Pacific, and the United States while serving in the U.S. Navy, where he attained the rank of Captain (O6). Mr. Clarke earned a B.S. in Mathematics from the U.S. Naval Academy, an M.S. in Finance and Contracts Management from the Naval Postgraduate School and has completed the Executive Development Program at Wharton Business School and the Corporate Governance Program at Columbia Business School.

CORPORATE GOVERNANCE

Overview

Our Bylaws provide that the size of our Board of Directors is to be determined from time to time by resolution of the Board of Directors, but shall consist of at least two and no more than nine members. Our Board of Directors currently consists of five members. The Board has determined that the following directors are “independent” as required by the listing standards of the OTC Market and by our corporate governance guidelines: Dr. Kumar, Mr. Huntley and Mr. Clarke.

Our Certificate of Incorporation provides that the Board of Directors will be divided into three classes. Our Class 1 director is Dr. Amit Kumar. Our Class 2 directors are Kim J. Huntley and Will Clarke. Our Class 3 directors are David Peterson and Victor Lee.

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

Our Audit Committee is comprised of Mr. Huntley, Dr. Kumar and Mr. Clarke. Mr. Huntley serves as Chairman of the Audit Committee. The Board has determined that all members of the Audit Committee are independent under the rules of the OTC Market, and that Mr. Huntley qualifies as an “audit committee financial expert,” as defined by the rules of the SEC.

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

Our Compensation Committee is comprised of Mr. Clarke, Mr. Huntley and Dr. Kumar. Mr. Clarke serves as Chairman of the Compensation Committee.

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

Our Nominating and Governance Committee is comprised of Dr. Kumar, Mr. Huntley, and Mr. Clarke. Dr. Kumar serves as Chairman of our Nominating and Governance Committee. Our Board has determined that all members of the Nominating and Governance Committee are independent under the rules of OTC Market.

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

Number of Meetings

The Board held a total of 3 meetings in 2019. Our Audit Committee held 2 meetings, our Compensation Committee held 0 meetings, and our Nominating and Governance Committee held 0 meetings in 2019. Each director attended at least 75% of the aggregate of the total number of meetings of the Board and the Board committees on which he served.

Board Member Attendance at Annual Stockholder Meetings

Although we do not have a formal policy regarding director attendance at annual stockholder meetings, directors are encouraged to attend these annual meetings absent extenuating circumstances. We did not hold our annual meeting during 2019.

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

Director Compensation

In 2019, our independent directors each agreed to serve without any cash or equity compensation (except for the compensation shown in the table below) until such time as the Company’s financial and cash position improved.

The following Director Compensation Table summarizes the compensation of each of our non-employee directors for services rendered to us during the year ended December 31, 2019:

2019 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Comp ($)	Total ($)
Amit Kumar	-	-	-	-
Kim Huntley	35,000	-	-	35,000
G. Thomas Marsh (former Director)	35,000	-	-	35,000
Victor Lee	-	-	-	-

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

Communication with the Board of Directors

Stockholders may communicate with the Board by sending correspondence to our Chairman, c/o the Corporate Secretary, at our corporate address on the cover of this Form 10-K. It is our practice to forward all such correspondence to our Chairman, who is responsible for determining whether to relay the correspondence to the other members of the Board.

Item 11. Executive Compensation

Compensation of Executive Officers in 2019

The following Summary Compensation Table sets forth certain information regarding the compensation of our principal executive officer for services rendered in all capacities to us during the years ended December 31, 2019 and 2018.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Comp ($)	Total ($)
Victor Lee - Chief Executive Officer	2019	184,052	-	-	-	-	184,052
Victor Lee - Chief Executive Officer	2018	307,154	-	-	-	-	307,154

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

The following table sets forth information concerning the outstanding equity awards granted to the named executive officers as of January 29, 2021.

Outstanding Equity Awards at Fiscal Year-End 2019

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Option Exercise	Option Expiration	Numer of Shares or Units of Stock That Have Not	Market Value of Shares or Units of Stock That Have Not
Name	Exerciseable	Unexerciseable	Price ($/sh)	Date	Vested	Vested
Victor Lee (1)	1	-	130,000	3/1/2023	-	-
	1	-	110,000	4/4/2024	-	-
	10	-	20,200	2/11/2025	-	-
	5	-	12,200	6/18/2025	-	-
	10	-	1,200	3/10/2026	-	-

Vesting dates of securities underlying unexercised options and stock awards not yet vested as of January 29, 2021:

(1)	$130,000.00 options - vested on 3/1/15. $110,000.00 Options - vested on 4/4/18. $20,200.20 Options - vested on 2/11/17. $12,200 Options - vested on 6/18/18. $1,200 options - vested on 3/10/18.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2019 relating to all of our equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	110	$132,147.00	107

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows information regarding the beneficial ownership of our common stock by our directors, executive officers, former executive officers and greater than 5% beneficial owners as of January 29, 2021.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power and all shares issuable upon exercise of options or the vesting of restricted stock within 60 days of January 29, 2021. For purposes of calculating the percentage of our common stock beneficially owned, the number of shares of our common stock includes 18,102,583,471 shares of our common stock outstanding as of January 29, 2021.

Unless otherwise indicated, each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned.

The address for each director or named executive officer is c/o Ascent Solar Technologies, Inc., 12300 North Grant Street, Thornton, Colorado 80241.

Name of Beneficial Owner	No. of Shares Beneficially Owned	Percentage
5% Stockholders:
Crowdex Investments, LLC (1)	25,000,000,000	80.38%
BD 1 Investment Holding, LLC (2)	105,000,000,000	85.29%
TubeSolar AG (3)	25,000,000,000	58.00%

Named Executive Officers and Directors:
Victor Lee (4)	62	*
Michael J. Gilbreth	-	*
Amit Kumar, Ph.D.	47	*
Kim J. Huntley	30	*
Will Clarke	-	*
David Peterson (5)	-	*
All directors and executive officers as a group (6 persons)	139	*

*	Less than 1.0%
(1)

The address of Crowdex Investments, LLC ("Crowdex") is 1675 South State Street, Suite B, Kent County, Delaware 19901. Consists of (i) 12,000,000,000 shares of common stock owned as of January 29, 2021, and (ii) 13,000,000,000 additional shares of common stock issuable, within sixty days of such date, upon the conversion 1,300 shares of Series 1A preferred stock.  Includes 2,500,000,000 shares of common stock issuable upon the conversion of a certain convertible note.  Such convertible note, however, contains a conversion limitation providing that Crowdex may not be issued shares of common stock upon conversion if, after giving effect to such issuance, Crowdex would beneficially own in excess of 4.99% of the Company's outstanding shares of common stock. Such convertible note would convert into an additional 2,500,000,000 shares of common stock only if such 4.99% limitation were deemed not to apply.  Bernd Förtsch is the 100% indirect beneficial owner of Crowdex.

(2)

The address of BD 1 Investment Holdings, LLC (“BD 1”) is 1675 South State Street, Suite B, Kent County, Delaware 19901. Consists of shares of common stock issuable, within sixty days of January 29, 2021, upon the conversion of certain convertible notes.  Johannes Kuhn is the indirect beneficial owner of BD 1.

(3)

The address for TubeSolar AG (“TubeSolar”) is Berliner Allee 65, D – 86153 Augsburg, Germany. Consists of shares of common stock issuable, within sixty days of January 29, 2021, upon the conversion 2,500 shares of Series 1A preferred stock.  Bernd Förtsch indirectly owns a controlling interest in TubeSolar.

(4)

Does not include 333,334 shares of common stock held by Tertius Financial Group Pte. Ltd. (“Tertius”). Mr. Lee is managing director and a 100% owner of Tertius. Mr. Lee disclaims beneficial ownership of our securities held by Tertius except to the extent of his pecuniary interest.

(5)	Mr. Peterson is the manager of Crowdex. Mr. Peterson disclaims beneficial ownership of any securities owned by Crowdex.

Item 13. Certain Relationships and Related Transactions, and Director Independence

RELATED PARTY TRANSACTIONS

Relationship with Crowdex and TubeSolar

Pursuant to their ownership of Common Stock and Series 1A Preferred Stock, Crowdex and TubeSolar together would be entitled to cast a majority of the votes on any matter to be considered by stockholders for approval at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting). Crowdex and Tube, therefore, currently can control all matters requiring stockholder approval, including the election of directors and other significant corporate transactions.

Crowdex and TubeSolar are both indirectly beneficially owned and controlled by Bernd Förtsch.

On September 22, 2020, we entered into a securities purchase agreement (“Series 1A SPA”) with Crowdex for the private placement of the Company’s newly designated Series 1A Convertible Preferred Stock (“Series 1A Preferred Stock”).  We sold 2,000 shares of Series 1A Preferred Stock to Crowdex in exchange for $2,000,000 of gross proceeds at an initial closing under the Series 1A SPA on September 22, 2020.

In November 2020, Crowdex converted 1,200 shares of outstanding Series 1A Preferred Stock into 12,000,000,000 shares of Common Stock.

On November 27, 2020, we issued to Crowdex a $500,000 unsecured convertible promissory note in a private placement and received $500,000 of gross proceeds from the offering.  On December 31, 2020, we sold 500 shares of Series 1A Preferred Stock to Crowdex in exchange for the cancellation of the note issued on November 27, 2020. There were no additional cash proceeds from this closing.

Crowdex owns a $250,000 aggregate principal amount convertible promissory note of the Company.  Crowdex acquired this note from the original noteholder in September 2020.  The aggregate principal amount of this note (together with accrued interest) will mature on June 9, 2021.  The note bears interest at a rate of 6% per annum. The interest rate increases to 18% in the event of a default under the Note.  The note is convertible, at the holder’s option, into shares of the Company’s Common Stock at a conversion price equal to $0.0001 per share. However, the holder of the notes will not have the right to convert any portion of the note if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Common Stock outstanding immediately after giving effect to its conversion.

Relationship with BD 1

On December 18, 2020, the Company entered into a securities exchange agreement (“BD 1 Exchange Agreement”) with BD 1. BD 1 had previously acquired all of the Company’s existing outstanding unsecured notes (other than notes held by Global Ichiban and Crowdex described elsewhere in this Item 13) from the original note holders.  Pursuant to the terms of the BD 1 Exchange Agreement, BD 1 agreed to surrender and exchange all of its outstanding promissory notes with principal balances of approximately $10.4 million (including accrued interest and default penalties). In exchange and without the payment of any additional consideration, the Company issued to BD 1 two unsecured convertible notes with an aggregate principal amount of $10,500,000 (“BD 1 Exchange Notes”).

Johannes Kuhn is the indirect beneficial owner of BD 1.

The BD 1 Exchange Notes will mature on December 18, 2025.  BD 1 has the right, at any time until the BD 1 Exchange Notes are fully paid, to convert any outstanding and unpaid principal and interest into shares of Common Stock at a fixed conversion price equal to $0.0001 per share.  Accordingly, the Company would issue 105,000,000,000 shares of Common Stock upon a full conversion of the BD 1 Exchange Notes.

Relationship with Global Ichiban

On September 9, 2020, the Company entered into a securities exchange agreement (“GI Exchange Agreement”) with Global Ichiban Limited, a British Virgin Islands corporation (“GI”).

Pursuant to the terms of the GI Exchange Agreement, GI agreed to surrender and exchange all of its existing outstanding promissory notes with an aggregate principal balance of $6,374,666.57 (including accrued interest). In exchange, the Company issued to GI a secured convertible promissory note with a principal amount of $6,400,000.00 (“GI Exchange Note”).

The GI Exchange Note will mature on September 30, 2022. Principal on the GI Exchange Note, if not converted will be payable in a lump sum on September 30, 2022. The GI Exchange Note will not bear any accrued interest but bears a default interest rate of 18% in the event of a default under the GI Exchange Note.

GI shall have the right, from and after 6 months from the date of issuance of the GI Exchange Note and then at any time until the GI Exchange Note is fully paid, to convert any outstanding and unpaid principal and interest into shares of Common Stock at a variable conversion price equal to 80% of the average closing bid price for the shares over the prior five trading days.

Conversion into shares of Common Stock may not be issued pursuant to the GI Exchange Note if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 4.99% of the Company’s outstanding shares of Common Stock.

The GI Exchange Note is secured by a lien on substantially all of the Company’s assets pursuant to the Security Agreement dated November 30, 2017 (the “Security Agreement”) entered into between the Company and GI.

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

Director Independence

Our Board of Directors has determined that three out of our five directors are independent directors, as defined under the applicable rules of the OTC Market listing standards. The independent directors are Messrs. Kumar, Huntley and Clarke.

Item 14. Principal Accounting Fees and Services

PRINCIPAL ACCOUNTANTS

Fees for audit and related services by our accounting firm, Haynie & Company, for the years ended December 31, 2019 and 2018 were as follows:

	2019	2018
Audit fees	$230,000	$223,000
Audit related fees	39,000
Total audit and audit related fees	269,000	223,000
Tax fees	8,000	20,400
All other fees	-	2,000
Total Fees	$277,000	$245,400

Audit fees for Haynie & Company for fiscal year 2019 and 2018 represents aggregate fees for the 2019 and 2018 annual audit of the financial statements.

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
3.11

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated May 26, 2016 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed June 2, 2016)

3.12

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated September 15, 2016 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed September 16, 2016)

3.13

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated March 16, 2017 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed March 17, 2017)

3.14

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated July 19, 2018 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed July 23, 2018)

3.15

Certificate of Designations of Preferences, Rights, and Limitations of Series 1A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed September 30, 2020)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form SB-2/A filed on June 6, 2006 (Reg. No. 333-131216))
4.2	Certificate of Designations of Series A Preferred Stock (filed as Exhibit 4.2 to our Registration Statement on Form S-3 filed July 1, 2013 (Reg. No. 333-189739))
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

10.8†	Executive Employment Agreement, dated April 4, 2014, between the Company and Victor Lee (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 9, 2014) †
10.9†	Seventh Amended and Restated 2005 Stock Option Plan (incorporated by reference to Annex B of our definitive proxy statement dated April 22, 2016)†
10.10†	Seventh Amended and Restated 2008 Restricted Stock Plan Stock Option Plan Plan (incorporated by reference to Annex A of our definitive proxy statement dated April 22, 2016)†
10.11	Security Agreement dated November 30, 2017 (incorporated by reference to Exhibit 10.65 to our Annual Report on Form 10-K filed March 29, 2018)
10.12	Securities Purchase Agreement dated February 14, 2019 (incorporated by reference to Exhibit 10.98 to our Annual Report on Form 10-K filed on April 16, 2019)
10.13	Convertible Promissory Note dated February 14, 2019 (incorporated by reference to Exhibit 10.99 to our Annual Report on Form 10-K filed on April 16, 2019)
10.14	GS Capital Partners Convertible Redeemable Note dated February 22, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 28, 2019)
10.15	GS Capital Partners Securities Purchase Agreement dated February 22, 2019 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 28, 2019)
10.16	Securities Purchase Agreement dated March 7, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 13, 2019)
10.17	Convertible Promissory Note dated March 7, 2019 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 13, 2019)
10.18	Exchange Agreement I dated March 11, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 15, 2019)
10.19	Convertible Promissory Note dated March 11, 2019 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 15, 2019)
10.20	Exchange Agreement II dated March 11, 2019 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 15, 2019)
10.21	Convertible Promissory Note dated March 11, 2019 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on March 15, 2019)
10.22	Non-Convertible Promissory Note dated March 11, 2019 (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on March 15, 2019)
10.23	Securities Purchase Agreement dated March 13, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 22, 2019)
10.24	Secured Convertible Promissory Note dated March 13, 2019 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 22, 2019)
10.25	Purchase and Sale Agreement dated April 12, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 18, 2019)
10.26	Securities Purchase Agreement dated May 2, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 8, 2019)
10.27	Convertible Promissory Note dated May 2, 2019 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 8, 2019)
10.28	Exchange Agreement dated May 2, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 8, 2019)
10.29	Convertible Promissory Note dated May 2, 2019 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 8, 2019)
10.30	Non-Convertible Promissory Note dated May 14, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 17, 2019)
10.31	Non-Convertible Promissory Note dated July 8, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 12, 2019)
10.32	Exchange Agreement dated August 22, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 28, 2019)

10.33	Convertible Exchange Promissory Note dated August 22, 2019 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 28, 2019)
10.34	Non-Convertible Promissory Note dated August 22, 2019 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 28, 2019)
10.35	Securities Purchase Agreement dated August 26, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 30, 2019)
10.36	Convertible Promissory Note dated August 26, 2019 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 30, 2019)
10.37	Non-Convertible Promissory Note dated September 9, 2019 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 13, 2019)
10.38	Exchange Agreement dated October 22, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 12, 2019)
10.39	Convertible Exchange Promissory Note dated October 22, 2019 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 12, 2019)
10.40	Convertible Promissory Note dated June 9, 2020 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 22, 2020)
10.41	Unsecured Convertible Note dated November 27, 2020 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 4, 2020)
10.42	GI Exchange Agreement dated September 9, 2020 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 28, 2020)
10.43	GI Exchange Note dated September 9, 2020 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 28, 2020)
10.44	Series 1A Securities Purchase Agreement dated September 22, 2020 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 30, 2020)
10.45	BD1 Exchange Agreement dated December 18, 2020 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on December 28, 2020)
10.46	BD1 Exchange Note dated December 18, 2020 ($160,000 principal) (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on December 28, 2020)
10.47	BD1 Exchange Note dated December 18, 2020 ($10,340,000 principal) (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on December 28, 2020)
10.48	Amendment to Series 1A Securities Purchase Agreement dated December 31, 2020 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 6, 2021
10.49	Tranche 2 Series 1A Securities Purchase Agreement dated January 4, 2021 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed January 6, 2021)
10.50	Industrial Lease for 12300 Grant Street, Thornton, Colorado dated September 21, 2020*
23.1	Consent of Haynie & Company*
31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
CTR	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
†	Denotes management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

ASCENT SOLAR TECHNOLOGIES, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of January, 2021.

ASCENT SOLAR TECHNOLOGIES, INC.
By:	/S/ VICTOR LEE
Lee Kong Hian (aka Victor Lee) President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacities	Date
/S/ VICTOR LEE	President & Chief Executive Officer and a Director (Principal Executive Officer)	January 29, 2020
Lee Kong Hian (aka Victor Lee)
Chief Financial Officer
/S/ MICHAEL J. GILBRETH	(Principal Financial and Accounting Officer)	January 29, 2020
Michael J. Gilbreth

/S/ AMIT KUMAR	Chairman of the Board of Directors	January 29, 2020
Amit Kumar, Ph.D.

/S/ WILL CLARKE	Director	January 29, 2020
Will Clarke

/S/ KIM J. HUNTLEY	Director	January 29, 2020
Kim J. Huntley

/S/ DAVID PETERSON	Director	January 29, 2020
David Peterson

Ascent Solar Technologies, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Ascent Solar Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ascent Solar Technologies, Inc. (the Company) as of December 31, 2019 and 2018,and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Haynie and Company

We have served as the Company's auditor since 2017

Salt Lake City, Utah

January 29, 2021

ASCENT SOLAR TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31

	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$-	$18,159
Trade receivables, net of allowance of $46,023 and $45,664, respectively	-	165,160
Inventories	533,892	660,791
Prepaid and other current assets	51,598	138,369
Total current assets	585,490	982,479
Property, Plant and Equipment:	32,911,969	36,621,187
Accumulated depreciation	(28,677,350)	(32,207,829)
	4,234,619	4,413,358
Other Assets:
Patents, net of accumulated amortization of $421,182 and $363,533, respectively	813,397	862,429
Other non-current assets	-	34,061
	813,397	896,490
Total Assets	5,633,506	6,292,327

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$1,663,316	$2,318,655
Related party payables	460,173	270,740
Accrued expenses	1,624,564	1,562,435
Accrued Interest	2,107,401	1,198,279
Notes Payable	1,506,530	1,516,530
Current portion of long-term debt	6,075,307	349,093
Secured promissory notes, net of discount of $837,242 and $2,824,365, respectively	6,335,655	3,447,380
Promissory notes, net of discount of $16,666 and $104,583, respectively	1,092,771	1,239,854
Convertible notes, net of discount of $861,567 and $394,011, respectively	2,129,016	1,852,722
Embedded Derivative Liability	7,717,150	10,114,452
Total current liabilities	30,711,883	23,870,140
Long-Term Debt	-	5,028,969
Accrued Warranty Liability	28,404	29,114

Stockholders’ Deficit:
Series A preferred stock, $.0001 par value; 750,000 shares authorized; 48,100 and 60,756 shares issued and outstanding, respectively ($703,863 and $822,620 Liquidation Preference, respectively)	5	6
Common stock, $0.0001 par value, 20,000,000,000 authorized; 4,759,161,650 and 63,537,885 shares issued and outstanding, respectively	475,917	6,354
Additional paid in capital	397,817,526	395,889,712
Accumulated Deficit	(423,400,229)	(418,531,968)
Total stockholders’ deficit	(25,106,781)	(22,635,896)
Total Liabilities and Stockholders’ Deficit	$5,633,506	$6,292,327

The accompanying notes are an integral part of these consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	2019	2018
Revenues
Products	$638,380	$813,512
Government contracts	-	48,900
Total Revenues	638,380	862,412
Costs and Expenses
Costs of Revenue	490,755	1,015,796
Research and development	1,310,948	2,794,641
Selling, general and administrative	1,846,944	3,244,793
Depreciation and Amortization	242,781	377,306
Total Costs and Expenses	3,891,428	7,432,536
Loss from Operations	(3,253,048)	(6,570,124)
Other Income/(Expense)
Other Income/(Expense), net	842,500	13,144
Interest Expense	(8,850,002)	(7,351,681)
Change in fair value of derivatives and loss on extinguishment of liabilities, net	6,392,289	(2,127,831)
Total Other Income/(Expense)	(1,615,213)	(9,466,368)
Net Loss	$(4,868,261)	$(16,036,492)

Net Loss Per Share (Basic and Diluted)	$(0.003)	$(0.69)
Weighted Average Common Shares Outstanding (Basic and Diluted)	1,537,643,750	23,157,607

The accompanying notes are an integral part of these consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series A Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2017	60,756	$6	9,606,677	$961	$387,292,174	$(402,495,476)	$(15,202,335)
Interest and Dividend Expense paid with Common Stock	-	-	1,137,349	114	62,800	-	62,914
Conversion of St.George Note into Common Shares	-	-	15,849,656	1,585	605,015	-	606,600
Conversion of Global Ichiban Note into Common Shares	-	-	3,486,274	349	1,425,651	-	1,426,000
Conversion of BayBridge Note into Common Shares	-	-	19,838,979	1,984	770,517	-	772,501
Conversion of Bellridge Note into Common Shares	-	-	10,912,281	1,091	243,909	-	245,000
Conversion of Note Payable into Common Shares	-	-	2,004,169	200	356,542	-	356,742
Conversion of Series K Preferred Stock into Common Shares	-	-	702,500	70	2,809,930	-	2,810,000
Loss on Extinguishment of Liabilities	-	-	-	-	2,293,909	-	2,293,909
Stock based compensation	-	-	-	-	29,265	-	29,265
Net Loss	-	-	-	-	-	(16,036,492)	(16,036,492)
Balance at December 31, 2018	60,756	6	63,537,885	6,354	395,889,712	(418,531,968)	(22,635,896)
Interest and Dividend Expense paid with Common Stock	-	-	187,649,473	18,766	98,488	-	117,254
Stock issued for fees	-	-	399,336,751	39,934	39,931	-	79,865
Stock based compensation	-	-	-	-	20,750	-	20,750
Loss on Extinguishment of Liabilities	-	-	-	-	878,788	-	878,788
Conversion of BayBridge Note into Common Shares	-	-	959,692,046	95,969	185,931	-	281,900
Conversion of Bellridge Note into Common Shares	-	-	983,601,030	98,360	144,640	-	243,000
Conversion of Global Ichiban Note into Common Shares	-	-	9,595,327	960	114,040	-	115,000
Conversion of GS Capital Note into Common Shares	-	-	441,155,770	44,116	39,953	-	84,068
Conversion of Power Up Note into Common Shares	-	-	572,231,537	57,223	210,457	-	267,680
Conversion of St.George Note into Common Shares	-	-	1,142,361,830	114,236	194,834	-	309,070
Conversion of Series A Preferred Stock into Common Stock	(12,656)	(1)	1	-	1	-	-
Net Loss						(4,868,261)	(4,868,261)
Balance at December 31, 2019	48,100	$5	4,759,161,650	$475,917	$397,817,526	$(423,400,229)	$(25,106,781)

The accompanying notes are an integral part of these consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2019	2018
Operating Activities:
Net loss	$(4,868,261)	$(16,036,492)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	242,780	381,056
Stock based compensation	20,750	29,265
Realized loss (gain) on sale of assets	(842,500)	(14,000)
Amortization of deferred financing costs	24,639	29,167
Non-cash interest expense	2,579,674	704,968
Amortization of debt discount	4,735,907	5,198,003
Bad debt expense	359	(2,536)
Write off of Enerplex Patents	-	467,005
Warranty reserve	(710)	(28,589)
Change in fair value of derivatives and loss on extinguishment of liabilities, net	(6,392,289)	2,127,831
Changes in operating assets and liabilities:
Accounts receivable	164,801	(155,966)
Inventories	126,899	377,063
Prepaid expenses and other current assets	114,493	383,475
Accounts payable	(288,945)	994,418
Related party payable	189,433	67,913
Accrued expenses	1,415,423	1,083,727
Accrued Interest	62,129	377,846
Net cash used in operating activities	(2,715,418)	(4,015,846)
Investing Activities:
Purchase of property, plant and equipment	(6,393)	-
Proceeds on sale of Assets	842,500	14,000
Patent activity costs	(8,616)	(16,447)
Net cash provided by (used in) investing activities	827,491	(2,447)
Financing Activities:
Proceeds from debt issuance	1,887,268	4,103,500
Repayment of debt	(10,000)	(145,666)
Payment of debt financing costs	(7,500)	(11,000)
Net cash provided by (used in) financing activities	1,869,768	3,946,834
Net change in cash and cash equivalents	(18,159)	(71,459)
Cash and cash equivalents at beginning of period	18,159	89,618
Cash and cash equivalents at end of period	$-	$18,159
Supplemental Cash Flow Information:
Cash paid for interest	$2,698	$237,681
Non-Cash Transactions:
Non-cash conversions of preferred stock and convertible notes to equity	$1,417,976	$6,216,842
Non-cash financing costs	$10,800	$45,000
Debt converted to accounts payable	$-	$-
Accounts payable converted to notes payable	$-	$308,041
Accounts payable forgiven related to sale of EnerPlex	$-	$-
Interest converted to principal	$171,152	$140,518
Common shares issued for fees	$49,622	$-
Initial embedded derivative liabilities	$4,507,381	$3,873,697
Promissory notes exchanged for convertible notes	$850,000	$475,000

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

Currently, the Company is focusing on integrating its PV products into high value markets such as aerospace, satellites, near earth orbiting vehicles, and fixed wing unmanned aerial vehicles (UAV). The value proposition of Ascent’s proprietary solar technology not only aligns with the needs of customers in these industries, but also overcomes many of the obstacles other solar technologies face in these unique markets. Ascent has the capability to design and develop finished products for end users in these areas as well as collaborate with strategic partners to design and develop custom integrated solutions for products like fixed-wing UAVs. Ascent sees significant overlap of the needs of end users across some of these industries and can achieve economies of scale in sourcing, development, and production in commercializing products for these customers.

NOTE 2. BASIS OF PRESENTATION

The accompanying consolidated financial statements have been derived from the accounting records of Ascent Solar Technologies, Inc., Ascent Solar (Asia) Pte. Ltd., and Ascent Solar (Shenzhen) Co., Ltd. (collectively, "the Company") as of December 31, 2019 and December 31, 2018 , and the results of operations for the years ended December 31, 2019 and 2018. Ascent Solar (Shenzhen) Co., Ltd. is wholly owned by Ascent Solar (Asia) Pte. Ltd., which is wholly owned by Ascent Solar Technologies, Inc. All significant inter-company balances and transactions have been eliminated in the accompanying consolidated financial statements.

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

Foreign Currencies: Bank account balances held in foreign currencies are translated to U.S. dollars utilizing the period end exchange rate. Gains or losses incurred in connection with the Company’s accounts held in foreign currency were not material for the years ended December 31, 2019 and 2018 and were recorded in “Other Income/(Expense)” in the Consolidated Statements of Operations.

Receivables and Allowance for Doubtful Accounts: Trade accounts receivable are recorded at the invoiced amount as the result of transactions with customers. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company estimates the collectability of accounts receivable using analysis of historical bad debts, customer creditworthiness and current economic trends. Reserves are established on an account-by-account basis. Account balances are written off against the allowance in the period in which the

Company determines that is it probable that the receivable will not be recovered. As of December 31, 2019, and December 31, 2018, the Company had an allowance for doubtful accounts of $46,023 and $45,664 respectively.

Inventories: All inventories are stated at the lower of cost or net realizable value, with cost determined using the weighted average method. Inventory balances are frequently evaluated to ensure they do not exceed net realizable value. The computation for net realizable value takes into account many factors, including expected demand, product life cycle and development plans, module efficiency, quality issues, obsolescence and others. Management's judgment is required to determine reserves for obsolete or excess inventory. As of December 31, 2019, and 2018, the Company had inventory reserve balances of $584,269 and $745,927 respectively. In response to management's estimate of current market conditions, the Company has reserved all of its finished goods inventory as of December 31, 2019. If actual demand and market conditions are less favorable than those estimated by management, additional inventory write downs may be required.

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

Patents: At such time as the Company is awarded patents, patent costs are amortized on a straight-line basis over the legal life on the patents, or over their estimated useful lives, whichever is shorter. During the year ended December 31, 2018, the Company wrote down the remaining international EnerPlex IP, which was not part of the 2017 sale of the EnerPlex IP. This write down consisted of $692,000 in capitalized patent costs, reduced by $225,000 in accumulated amortization, resulting in an expense of $467,000. As of December 31, 2019, and 2018, the Company had $813,396 and $862,429 of net patent costs, respectively. Of these amounts $149,660 and $207,308 represent costs net of amortization incurred for awarded patents, and the remaining $663,737 and $655,121 represents costs incurred for patent applications to be filed as of December 31, 2019 and 2018, respectively. During the years ended December 31, 2019 and 2018, the Company capitalized $8,616 and $16,447 in patent costs, respectively, as it worked to secure design rights and trademarks for newly developed products. Amortization expense was $57,649 and $158,488 for the years ended December 31, 2019 and 2018, respectively.

As of December 31, 2019, future amortization of patents is expected as follows:

2020	$45,920
2021	37,429
2022	33,924
2023	25,154
2024	7,233
$149,660

Impairment of Long-lived Assets: The Company analyzes its long-lived assets (property, plant and equipment) and definitive-lived intangible assets (patents) for impairment, both individually and as a group, whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Events that might cause impairment would include significant current period operating or cash flow losses associated with the use of a long-lived asset or group of assets combined with a history of such losses, significant changes in the manner of use of assets and significant negative industry or economic trends. An undiscounted cash flow analysis is calculated to determine if impairment exists. If impairment is determined to exist, any related loss is calculated using the difference between the fair value and the carrying value of the assets. During the years ended December 31, 2019 and 2018, the Company did not incur impairments of its manufacturing facilities and equipment.

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

Convertible Preferred Stock: The Company evaluates its preferred stock instruments under FASB ASC 480, "Distinguishing Liabilities from Equity" to determine the classification, and thereby the accounting treatment, of the instruments. Refer to Notes 13 and 19 for further discussion on the classification of each instrument.

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

The following table is a summary of the derivative liability activity for the years ended December 31, 2019 and 2018:

Derivative Liability Balance as of December 31, 2017	$6,406,833
Additional derivative liability on new notes	3,873,697
Change in fair value of derivative liability	(27,686)
Liability extinguished	(138,392)
Derivative Liability Balance as of December 31, 2018	10,114,452
Liability assigned	-
Additional derivative liability on new notes	4,507,380
Change in fair value of derivative liability	(6,196,026)
Liability extinguished	(708,656)
Derivative Liability Balance as of December 31, 2019	$7,717,150

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

During the years ended December 31, 2019 and 2018, the company recognized product revenue of $638,380 and $813,512, respectively.

Government contracts revenue. Revenue from government research and development contracts is generated under terms that are cost plus fee or firm fixed price. We generally recognize this revenue over time using cost-based input methods, which recognize revenue and gross profit as work is performed based on the relationship between actual costs incurred compared to the total estimated costs of the contract. In applying cost-based input methods of revenue recognition, we use the actual costs incurred relative to the total estimated costs to determine our progress towards contract completion and to calculate the corresponding amount of revenue to recognize.

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

During the year ended December 31, 2018, the Company recognized government contract revenue of $48,900. No government contract revenue was recognized for the year ended December 31, 2019.

Shipping and Handling Costs: The Company classifies shipping and handling costs for products shipped to customers as a component of “Cost of revenues” on the Company’s Consolidated Statements of Operations. Customer payments of shipping and handling costs are recorded as a component of Revenues.

Research, Development and Manufacturing Operations Costs: Research, development and manufacturing operations expenses were $1.3 million and $2.8 million for the years ended December 31, 2019 and 2018, respectively.  Research, development and manufacturing operations expenses include: 1) technology development costs, which include expenses incurred in researching new technology, improving existing technology and performing federal government research and development contracts, 2) product development costs, which include expenses incurred in developing new products and lowering product design costs, and 3) pre-production and production costs, which include engineering efforts to improve production processes, material yields and equipment utilization, and manufacturing efforts to produce saleable product. Research, development and manufacturing operations costs are expensed as incurred, with the exception of costs related to inventoried raw materials, work-in-process and finished goods, which are expensed as cost of revenue as products are sold.

Marketing and Advertising Costs:  The Company advertises in print, television, online and through social media.  The Company will also authorize customers to run advertising campaigns on its behalf through various media outlets. Marketing and advertising costs are expensed as incurred. Marketing and advertising expenses were $2,465 and $23,560 for the years ended December 31, 2019 and 2018, respectively.

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

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years (2016-2019) in these jurisdictions. The Company believes its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded.

Net Loss per Common Share: Basic loss per share does not include dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share reflect the potential securities that could share in the earnings of the Company, similar to fully diluted earnings per share. Common stock equivalents outstanding as of December 31, 2019 and 2018 of approximately 5.9 billion and 834 million shares, respectively, have been omitted from loss per share because they are anti-dilutive. Common stock equivalents consist of preferred stock, preferred stock dividend liability amounts (assuming the make-whole dividend liability is paid in common stock in lieu of cash), and convertible notes (assuming the amortization payments are paid in common stock in lieu of cash). Net loss per common share was the same for both basic and diluted methods for the periods ended December 31, 2019 and 2018.

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

Certain long-lived assets and current liabilities have been measured at fair value on a recurring and non-recurring basis. See Note 6. Property, Plant and Equipment, Note 10. Secured Promissory Notes, and Note 12. Convertible Notes. The carrying amount of our long-term debt outstanding approximates fair value because our current borrowing rate does not materially differ from market rates for similar bank borrowings. The carrying value for cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and other assets and liabilities approximate their fair values due to their short maturities.

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

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize all leases, including operating leases, on the balance sheet as a lease asset or lease liability, unless the lease is a short-term lease. ASU 2016-02 also requires additional disclosures regarding leasing arrangements. ASU 2016-02 is effective for interim periods and fiscal years beginning after December 15, 2018, and early application is permitted. The Company has evaluated the adoption of this guidance and has determined there is no material impact on its consolidate financial statements because the Company does not have any leases at the date of the adoption.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting , which simplifies the accounting for share-based payments to non-employees by aligning it with the accounting for share-based payments to employees, with specified exceptions. This standard is effective for the Company in the first quarter of 2020, and early adoption is permitted. The implementation of ASU 2018-07 did not have a material effect on the Company's consolidated financial statements.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity s Own Equity. ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective for public companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Management has not yet evaluated the impact that the adoption of ASU 2020-06 will have on the Company’s consolidated financial statement presentation or disclosures.

Other new pronouncements issued but not effective as of December 31, 2019 are not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 4. LIQUIDITY, CONTINUED OPERATIONS, AND GOING CONCERN

During the years ended December 31, 2019 and 2018, the Company entered into multiple financing agreements to fund operations. Further discussion of these transactions can be found in Notes 8, 9, 10, 11, 12, and 19.

The Company has continued limited PV production at its manufacturing facility. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented its product strategy. During the year ended December 31, 2019 the Company used $2,715,418 in cash for operations. As of December 31, 2019, the Company had $17,139,279 in debt and 2,123,489 in payables, all of which were in default.  Also as of December 31, 2019, the Company owed $2,107,401 in interest.

Additional projected product revenues are not anticipated to result in a positive cash flow position for the year 2020 overall and, as of December 31, 2019, the Company has a working capital deficit of $30,126,393 million. As such, cash liquidity sufficient for the year ending December 31, 2020 will require additional financing.

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

NOTE 5. TRADE RECEIVABLES

Trade receivables, net consist of amounts generated from product sales and government contracts. Accounts receivable totaled zero and $165,160 as of December 31, 2019 and 2018, respectively.

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

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

The following table summarizes property, plant and equipment as of December 31, 2019 and December 31, 2018:

	As of December 31,
	2019	2018
Building	$5,828,960	$5,828,960
Furniture, fixtures, computer hardware and computer software	489,421	489,421
Manufacturing machinery and equipment	26,593,588	30,302,806
Depreciable property, plant and equipment	32,911,969	36,621,187
Less: Accumulated depreciation and amortization	(28,677,350)	(32,207,829)
Net property, plant and equipment	$4,234,619	$4,413,358

The Company analyzes its long-lived assets for impairment, both individually and as a group, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

Depreciation expense for the years ended December 31, 2019 and 2018 was $185,132 and $218,818, respectively. Depreciation expense is recorded under “Depreciation and amortization expense” in the Consolidated Statements of Operations.

NOTE 7. INVENTORIES

Inventories consisted of the following at December 31, 2019 and December 31, 2018:

	As of December 31,
	2019	2018
Raw materials	$503,832	$660,791
Work in process	30,060	-
Finished goods	—	-
Total	$533,892	$660,791

NOTE 8. NOTES PAYABLE

On February 24, 2017, the Company entered into an agreement with a vendor to convert the balance of their account into three notes payable in the aggregate amount of $765,784. The notes bear interest of 6% per annum and matured on February 24, 2018; all outstanding principal and accrued interest is due and payable upon maturity. On June 5, 2018, the Company entered into another agreement with the same vendor to convert the balance of their account into a fourth note payable with a principal amount of $308,041, this note also bears interest at a rate of 6% per annum, and matured on July 31, 2018. As of December 31, 2019, the Company had not made any payments on these notes; the total outstanding principal and accrued interest were $1,073,825 and $162,205, respectively; the notes are in default and due upon demand. Subsequent to the date of this report, this debt was settled in full. See Note 19, Subsequent Events, for further discussion.

On June 30, 2017, the Company entered into an agreement with a vendor to convert the balance of their account into a note payable in the amount of $250,000. The note bears interest of 5% per annum and matured on February 28, 2018. As of December 31, 2019, the Company had not made any payments on this note, the accrued interest was $31,301, and the note is in default and due upon demand.

On September 30, 2017, the Company entered into a settlement agreement with a customer to convert the credit balance of their account into a note payable in the amount of approximately $215,234. The note bears interest of 5% per annum and matured on September 30, 2018. The Company has not made the monthly payments of $18,000 that were to commence on October 30, 2017; as of December 31, 2019, the company had paid principal of $32,529 and interest of $897. The remaining principal and interest balances, as of December 31, 2019, were $182,705 and $21,933, respectively. Subsequent to the date of this report, this debt was settled in full. See Note 19, Subsequent Events, for further discussion.

NOTE 9. DEBT

On August 2, 2019, CHFA entered into an agreement to assign the note to Iliad Research and Trading, L.P., a Utah limited liability partnership ("IRT"). This agreement closed on September 11, 2019, and IRT paid a total of $5,885,148 to CHFA to assume the note. The payment amount consisted of $5,405,666 of principal and $479,482 of interest and fees. Interest will accrue on the note at the default interest rate of 10.5%.

The outstanding principal balance of the note was $6,075,306 and $5,378,062 as of December 31, 2019 and 2018, respectively.

As of December 31, 2019, the Company had not made any payments to IRT and the accrued interest on the note was $190,158. Since the loan is in default, the entire outstanding balance is classified as a current liability on the Company's December 31, 2019 Balance Sheet. Subsequent to the date of this report, this debt was settled in full. See Sale and Leaseback of Facility section of Note. 19, Subsequent Events, for further discussion.

NOTE 10. SECURED PROMISSORY NOTE

The following table provides a summary of the activity of the Company's secured notes:

	Global Ichiban	St. George	Total
Secured Notes Principal Balance at December 31, 2017	$4,557,227	$-	$4,557,227
New notes	1,935,000	1,315,000	3,250,000
Note conversions	(1,426,000)	-	(1,426,000)
Interest converted to principal	140,518	-	140,518
Note assignments	(250,000)	-	(250,000)
Secured Notes Principal Balance at December 31, 2018	4,956,745	1,315,000	6,271,745
Less: remaining discount	(2,012,698)	(811,667)	(2,824,365)
Secured Notes, net of discount, at December 31, 2018	2,944,047	503,333	3,447,380
New notes	-	845,000	845,000
Note conversions	(115,000)	-	(115,000)
Interest converted to principal	171,152	-	171,152
Secured Notes Principal Balance at December 31, 2019	5,012,897	2,160,000	7,172,897
Less: remaining discount	(765,576)	(71,666)	(837,242)
Secured Notes, net of discount, at December 31, 2019	$4,247,321	$2,088,334	$6,335,655

Global Ichiban Secured Promissory Notes

During 2018, the company issued to Global $1.9 million aggregate principal amount in notes, in exchange for additional proceeds of $1.9 million. The aggregate original issue discounts of $65,000 will be allocated to interest expense, ratably, over the life of the note. These notes matured between January 11, 2019 and October 22, 2019.

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

On October 22, 2018, Global sold one of its notes to another investor. As a result of this sale, $250,000 in principal and $26,000 of accrued interest were assigned to the new investor and is no longer considered secured debt. Please refer to Note 12 for further discussion of the assignment. This note is redeemable in stock, at the discretion of the Company, under the same conversion terms described above.

The following table summarizes the conversion activity of this note:

Conversion Period	Principal Converted	Interest Converted	Common Shares Issued
Q1 2018	$1,250,000	$-	2,450,981
Q2 2018	176,000	-	1,035,295
Q1 2019	115,000	-	9,595,327
	$1,541,000	$-	13,081,603

Since conversions began in the first quarter of 2018, the interest associated with conversions has been added back into the principal of the notes. The following table summarizes the activity of adding the interest to principal:

Period	Interest converted to Principal
Q1 2018	$96,281
Q2 2018	44,237
Q1 2019	171,152
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

Payments on these notes have not occurred in accordance with the agreement and, as of the date of this filing, these notes are due upon demand. As of December 31, 2019, the aggregate principal and interest balance of the Notes were $5.0 million and $734,000, respectively.

Subsequent to the period of this report, the amounts owed to Global were exchanged for a new note. Refer to the Global Exchange Agreement section of Note 19. Subsequent Events for further discussion

Pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion option in the notes were deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. The fair value measurements rely primarily on Company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with the notes approximates management’s estimate of the fair value of the embedded derivative liability based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions identified below.

The following table summarizes the derivative liability transactions for these notes:

Derivative Liability Balance as of December 31, 2017	$4,897,178
Additional derivative liability on new notes	1,446,156
Derivative Liability assigned to another investor	(119,039)
Change in fair value of derivative liability	(2,690,434)
Derivative Liability Balance as of December 31, 2018	3,533,861
Change in fair value of derivative liability	(1,522,886)
Derivative Liability Balance as of December 31, 2019	$2,010,975

The aggregate derivative value of the notes was $3.5 million as of December 31, 2018. This value was derived from Management's fair value assessment using the following assumptions: annual volatility range between of 56% to 65%, present value discount rate of 12%, and a dividend yield of 0%.

The derivative liability associated with the notes is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. During 2019, Management conducted quarterly fair value assessment of the embedded derivative associated with the notes using the following assumptions: annual volatility range of 42% to 72%, present value discount rate of 12%, and a dividend yield of 0%. As a result of the fair value assessments, the Company recorded an aggregate net gain of $1.5 million for the year ended December 31, 2019, as "Change in fair value of derivatives and gain/loss on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect the fair value of the embedded derivative of $2.0 million as of December 31, 2019.

St. George Secured Convertible Notes

On May 8, 2018, the Company, entered into a note purchase agreement with St. George Investments LLC ("St. George"), for the private placement of a $575,000 secured convertible promissory note. The Company received $500,000 in aggregate proceeds for the note in two tranches and recorded an original issue discount of $50,000 and debt financing costs of $25,000. The original issue discount and the financing costs will be recognized as interest expense, ratably, over the life of the note.

On November 5, 2018, the Company entered into a second securities purchase agreement with St. George, for the private placement of a $1.2 million secured convertible promissory note ("Company Note"). On November 7, 2018, the Company received $200,000 of gross proceeds from the offering of the Company Note. The Company may receive additional cash proceeds of up to an aggregate of $800,000 through cash payments made from time to time by St George of principal and interest under the eight Investor Notes. The aggregate principal amount of the Company Note is divided into nine tranches, which tranches correspond to (i) the cash funding received on November 5, 2018 and (ii) the principal amounts of the eight Investor Notes. As of December 2019, the Company had received an additional $800,000 in proceeds and had recorded $1,220,000 in principal related to the Company and Investor Notes. The Company recorded original issue discounts of $200,000 and debt financing costs of $20,000, which will be recognized as interest expense, ratably, over the life of the note. As of December 31, 2019, the closing dates, closing amounts, and proceeds on completed Note tranches are as follows:

Closing Date	Closing Amount	Proceeds
11/7/2018	$260,000	$200,000
11/19/2018	120,000	100,000
11/30/2018	120,000	100,000
12/7/2018	120,000	100,000
12/17/2018	120,000	100,000
1/3/2019	120,000	100,000
1/17/2019	120,000	100,000
1/30/2019	120,000	100,000
2/8/2019	120,000	100,000

On March 13, 2019, the Company entered into a third securities purchase agreement with St. George, for the private placement of a $365,000 secured convertible promissory note ("Third Note"). The Company recorded original issue discounts of $60,000 and debt financing costs of $5,000, which will be recognized as interest expense, ratably, over the life of the note. As of December 31, 2019, the closing dates, closing amounts, and proceeds on completed Note tranches are as follows:

Closing Date	Closing Amount	Proceeds
3/15/2019	$125,000	$100,000
3/22/2019	120,000	100,000
4/4/2019	120,000	100,000

Beginning six months from the date of issuance, St. George shall have the option to redeem all or a portion of the amounts outstanding under the Company Note. At St. George's option, redemption amounts are payable by the Company in cash or in the form of shares of the common stock. Conversions into common stock shall be calculated using a variable conversion price equal to 60% of the average of the two lowest closing bid prices for the shares over the prior 10-day trading period immediately preceding the conversion.

Shares of common stock may not be issued pursuant to these notes if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 9.99% of the outstanding shares of common stock.

As of December 31, 2019, no principal or interest had been paid or converted, and the aggregate principal and interest balance of the Notes were $2.2 million and $307,000, respectively.

Subsequent to the date of this report, the debt with St. George was settled by the assignment of the debt to another investor.  Refer to the Debt Assignments section of Note 19. Subsequent Events for further discussion.

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

The following table summarizes the derivative liability transactions for these notes:

Derivative Liability Balance as of December 31, 2017	$-
Additional derivative liability on new notes	1,664,553
Change in fair value of derivative liability	1,628,139
Derivative Liability Balance as of December 31, 2018	3,292,692
Additional derivative liability on new notes	1,752,197
Change in fair value of derivative liability	(2,592,138)
Derivative Liability Balance as of December 31, 2019	$2,452,751

The aggregate derivative value of the notes was $3.3 million as of December 31, 2018. This value was derived from Management's fair value assessment using the following assumptions: annual volatility range between of 56% to 71%, present value discount rate of 12%, and a dividend yield of 0%.

The aggregate derivative value, at issuance, of the $845,000 notes issued during the year ended December 31, 2019 was $2.5 million. This value was derived from Management's fair value assessment using the following assumptions: annual volatility range between of 35% to 82%, present value discount rate of 12%, and a dividend yield of 0%.

The derivative liability associated with the notes is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. During 2019, Management conducted quarterly fair value assessment of the embedded derivative associated with the notes using the following assumptions: annual volatility range of 35% to 82%, present value discount rate of 12%, and a dividend yield of 0%. As a result of the fair value assessments, the Company recorded a net loss of $305,000 for three months ended December 31, 2019, and an aggregate net gain of $2.6 million for the year ended December 31, 2019, as "Change in fair value of derivatives and gain/loss on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect the fair value of the embedded derivative of $2.5 million  as of December 31, 2019.

NOTE 11. PROMISSORY NOTES

The following table provides a summary of the activity of the Company's non-convertible, unsecured, promissory notes:

	Investor 1	Investor 2	Total
Promissory Notes Principal Balance at December 31, 2017	$494,437	$200,000	$694,437
New principal	-	850,000	850,000
Notes exchanged	-	(200,000)	(200,000)
Promissory Notes Principal Balance at December 31, 2018	494,437	850,000	1,344,437
Less: remaining discount	-	(104,583)	(104,583)
Promissory Notes, net of discount, at December 31, 2018	494,437	745,417	1,239,854
New principal	-	615,000	615,000
Notes exchanged	-	(850,000)	(850,000)
Promissory Notes Principal Balance at December 31, 2019	494,437	615,000	1,109,437
Less: remaining discount	-	(16,666)	(16,666)
Promissory Notes, net of discount, at December 31, 2019	$494,437	$598,334	$1,092,771

Offering of Unsecured, Non-Convertible Notes to Investor 1

During October 2016, the Company received $420,000 from a private investor "Investor 1". These funds, along with $250,000 of additional funding, were rolled into a promissory note, executed on January 17, 2017, in the amount of $700,000 issued with a discount of $30,000 which was charged to interest expense ratably over the term of the note. The note bears interest at 12% per annum and matured on July 17, 2017. Principal and interest on this note were payable at maturity. This note is not convertible into equity shares of the Company and is unsecured.

On June 30, 2017, the Company and Investor 1 agreed to a 12-month payment plan on the balance of this promissory note. Interest will continue to accrue on this note at 12% per annum and payments of approximately $62,000 were to be made monthly beginning in July 2017. The Company has not made the payments according to this payment plan, and the note is payable upon demand.

As of December 31, 2019, $206,000 of principal and $45,000 of interest had been paid on this note. The outstanding principal and accrued interest balances on the note as of December 31, 2019 were $494,000 and $146,000, respectively.

Offering of Unsecured, Non-Convertible Notes to Investor 2

On June 6, 2018, the Company initiated a non-convertible, unsecured promissory note with Investor 2 for an aggregate principal amount of $315,000. The promissory note was issued with an original issue discount of $55,000, which was recorded as interest expense ratably over the term of the note, resulting in proceeds to the company of $260,000, that was received in several tranches between February 2018 and April 2018. This note had an interest rate of 12% per annum and matured on June 6, 2019. On May 2, 2019, the Company entered into a securities exchange agreement with Investor 2 to surrender and exchange this promissory note in exchange for a convertible note. The promissory note had a principal balance of $315,000 and an accrued interest balance of $40,000. See Note 12 for further discussion on the new convertible notes.

On July 24, 2018, the Company initiated a non-convertible, unsecured promissory note with Investor 2 for an aggregate principal amount of $115,000. The promissory note was issued with an original issue discount of $28,000, which was recorded as interest expense ratably over the term of the note, resulting in proceeds to the company of $87,000, which was received in several tranches between May 2018 and June 2018. This note had an interest rate of 12% per annum and matured on January 24, 2019. On March 11, 2019, the Company entered into a securities exchange agreement with Investor 2 to surrender and exchange this promissory note in exchange for a convertible note. The promissory note had a principal balance of $115,000 and an accrued interest balance of $11,000. See Note 12 for further discussion on the new convertible notes.

On September 10, 2018, the Company initiated a non-convertible, unsecured promissory note with Investor 2 for an aggregate principal amount of $120,000. The promissory note was issued with an original issue discount of $20,000, which was recorded as interest expense ratably over the term of the note, resulting in proceeds to the company of $100,000, which was received in several tranches between June 2018 and September 2018. This note had an interest rate of 12% per annum and matured on March 10, 2019. March 11, 2019, the Company entered into a securities exchange agreement with Investor 2 to surrender and exchange this promissory note in exchange for a convertible note. The promissory note had a principal balance of $120,000 and an accrued interest balance of $8,000. See Note 12 for further discussion on the new convertible notes.

On December 31, 2018, the Company initiated a non-convertible, unsecured promissory note with Investor 2 for an aggregate principal amount of $300,000. The promissory note was issued with an original issue discount of $75,000, which was recorded as interest expense ratably over the term of the note, resulting in proceeds to the company of $225,000, which was received in several tranches between September 2018 and December 2018. This note had an interest rate of 12% per annum and matured on June 30, 2019. On August 22, 2019, the Company entered into a securities exchange agreement with Investor 2 to surrender and exchange this promissory note in exchange for a convertible note. The promissory note had a principal balance of $300,000 and an accrued interest balance of $28,000. See Note 12 for further discussion on the new convertible notes

On March 11, 2019, the Company initiated a non-convertible, unsecured promissory note with Investor 2 for an aggregate principal amount of $60,000. The promissory note was issued with an original issue discount of $10,000, which was recorded as interest expense ratably over the term of the note, resulting in proceeds to the company of $50,000, which was received in several tranches between January 2019 and March 2019. This note bears interest at 12% per annum and matured on September 11, 2019. All principal and interest was payable upon maturity. As of December 31, 2019, the remaining principal and interest on this note were $60,000 and $6,000, respectively.

On May 14, 2019, the Company initiated a non-convertible, unsecured promissory note with Investor 2 for an aggregate principal amount of $100,000. The promissory note was issued with an original issue discount of $25,000, which will be recorded as interest expense ratably over the term of the note, resulting in proceeds to the company of $75,000, which was received in several tranches between March 2019 and May 2019. This note bears interest at 12% per annum and matured on October 11, 2019. All principal and interest was payable upon maturity. As of December 31, 2019, the remaining principal and interest on this note were $100,000 and $8,000, respectively.

On July 8, 2019, the Company initiated a non-convertible, unsecured promissory note with Investor 2 for an aggregate principal amount of $125,000. The promissory note was issued with an original issue discount of $25,000, which will be recorded as interest expense ratably over the term of the note, resulting in proceeds to the company of $100,000. This note bears interest at 12% per annum and matures on January 8, 2020. All principal and interest is payable upon maturity. As of December 31, 2019, the remaining principal and interest on this note were $125,000 and $7,000, respectively.

On August 8, 2019, the Company initiated a non-convertible, unsecured promissory note with Investor 2 for an aggregate principal amount of $65,000. The promissory note was issued with an original issue discount of $20,000, which will be recorded as interest expense ratably over the term of the note, resulting in proceeds to the company of $45,000. This note bears interest at 12% per annum and matures on February 8, 2020. All principal and interest is payable upon maturity. As of December 31, 2019, the remaining principal and interest on this note were $65,000 and $3,000, respectively.

On September 9, 2019, the Company initiated a non-convertible, unsecured promissory note with Investor 2 for an aggregate principal amount of $150,000. The promissory note was issued with an original issue discount of $40,000, which will be recorded as interest expense ratably over the term of the note, resulting in proceeds to the company of $110,000, which was received in several tranches during September 2019. This note bears interest at 12% per annum and matures on March 9, 2020. All principal and interest is payable upon maturity. As of December 31, 2019, the remaining principal and interest on this note were $120,000 and $5,000, respectively.

Between August 22, 2019 and November 4, 2019, the Company received $115,000 proceeds from Investor 2, which had not yet been documented into a note. The Company is accruing interest on these funds at a rate of 12% per annum and has accrued $3,000 as of December 31, 2019.  Subsequent to the date of this report, these funds were documented into a note.  Refer to Note 19. Subsequent Events for further information.

As of December 31, 2019, the aggregate outstanding principal and interest for Investor 2 was $615,000 and $28,000, respectively.

Subsequent to the date of this report, the debt with Investor 2 was settled by the assignment of the debt to another investor. Refer to the Debt Assignments section of Note 19. Subsequent Events for further discussion.

NOTE 12. CONVERTIBLE NOTES

The following table provides a summary of the activity of the Company's unsecured, convertible, promissory notes:

	Principal Balance 12/31/2017	New Notes	Notes assigned or exchanged	Notes converted	Principal Balance 12/31/2018	Less: Discount Balance	Net Principal Balance 12/31/2018
October 2016 Notes	$330,000	$-	$-	$-	$330,000	$-	$330,000
St. George Notes	1,705,833	-	-	(606,600)	1,099,233	(96,177)	1,003,056
BayBridge Notes	565,000	-	270,000	(772,500)	62,500	(62,100)	400
Bellridge Notes	-	150,000	550,000	(245,000)	455,000	(123,360)	331,640
Power Up Notes	-	225,000	-	-	225,000	(110,621)	114,379
EMA Note	-	75,000	-	-	75,000	(1,753)	73,247
	$2,600,833	$450,000	$820,000	$(1,624,100)	$2,246,733	$(394,011)	$1,852,722

	Principal Balance 12/31/2018	New Notes/Adjustments	Notes assigned or exchanged	Notes converted	Principal Balance 12/31/2019	Less: Discount Balance	Net Principal Balance 12/31/2019
October 2016 Notes	$330,000	$-	$-	$-	$330,000	$-	$330,000
St. George Notes	1,099,233	(172,500)	-	(309,070)	617,663	-	617,663
BayBridge Notes	62,500	-	1,160,000	(281,900)	940,600	(408,333)	532,267
Bellridge Notes	455,000	510,000	(226,000)	(243,000)	496,000	(382,500)	113,500
Power Up Notes	225,000	149,500	-	(267,680)	106,820	(26,566)	80,254
EMA Note	75,000	-	(75,000)	-	-	-	-
Widjaja Note	-	330,000	-	-	330,000	(1)	329,999
GS Capital Notes	-	178,568	75,000	(84,068)	169,500	(44,167)	125,333
	$2,246,733	$995,568	$934,000	$(1,185,718)	$2,990,583	$(861,567)	$2,129,016

October 2016 Convertible Notes

On October 5, 2016, the Company entered into a securities purchase agreement with a private investor for the private placement of $330,000 principal amount of convertible notes. At Closing, the Company sold and issued $330,000 principal amount of convertible notes in exchange for $330,000 of gross proceeds.

The convertible notes matured on December 31, 2018 and had an interest rate of 6% per annum, subject to increase to 24% per annum upon the occurrence and continuance of an event of default. Principal and accrued interest on the convertible notes is payable upon demand, the default interest rate has not been designated by the investor.

All principal and accrued interest on the convertible notes is convertible at any time, in whole or in part, at the option of the investor, into shares of common stock at a variable conversion price equal to 80% of the lowest closing bid price of the Company’s common stock for the fifteen consecutive trading day period prior to the conversion date. After the six-month anniversary of the issuance of any convertible note, the conversion price for such note shall thereafter be equal to 50% of the lowest closing bid price of the Company’s common stock for the fifteen consecutive trading day period prior to the conversion date.

The convertible notes contain standard and customary events of default including but not limited to: (i) failure to make payments when due under the convertible notes; and (ii) bankruptcy or insolvency of the Company.

Outstanding principal and accrued interest on the convertible notes were $330,000 and $65,000, respectively as of December 31, 2019.

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

The following table summarizes the derivative liability transactions for this note:

Derivative Liability Balance as of December 31, 2017	$572,643
Additional derivative liability on new notes	-
Change in fair value of derivative liability	303,838
Derivative Liability Balance as of December 31, 2018	876,481
Change in fair value of derivative liability	(317,987)
Derivative Liability Balance as of December, 2019	$558,494

As of December 31, 2018, the fair value of the derivative liability was $876,481. This value was derived from Management's fair value assessment using the following assumptions: annual volatility of 63%, present value discount rate of 12%, and a dividend yield of 0%.

The derivative liability associated with the note is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. During 2019, Management conducted quarterly fair value assessment of the embedded derivative associated with the notes using the following assumptions: annual volatility range of 44% to 72%, present value discount rate of 12%, and a dividend yield of 0%. As a result of the fair value assessments, the Company recorded an aggregate net gain of $318,000 for the year ended December 31, 2019, as "Change in fair value of derivatives and gain/loss on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect the fair value of the embedded derivative of $558,000 as of December 31, 2019.

St. George Convertible Note

On September 8, 2017, the Company entered into a securities purchase agreement with St. George Investments, LLC ("St. George") for the private placement of $1,725,000 principal amount of the Company’s original issue discount convertible notes.

On September 11, 2017, the Company sold and issued a $1.7 million principal convertible note to St. George in exchange for $1.5 million of gross proceeds and paid $20,000 in financing costs. The original issue discount of $225,000, and the financing costs, were charged to interest expense, ratably, over the life of the note.

This note matured on March 11, 2019. The note does not bear interest in the absence of an event of default. The note is due upon demand and an interest rate has not been designated by St. George.

For the first six months after the issuance of the convertible note, the Company was to make monthly cash repayment on the note of approximately $96,000. Thereafter, St. George may request that the Company make monthly partial redemptions of the note up to $150,000 per month. If St. George does not request the full $150,000 redemption amount in any one month, the unused portion of such monthly redemption amount can be added to future monthly redemption amounts; however, in no event, can the amount requested for any one month exceed $275,000.

Redemption amounts are payable by the Company in cash. Beginning ten months after the issuance of the convertible note, cash redemption payments by the Company will be subject to a 15% redemption premium. The Company recorded an estimated cash premium of $173,000, at inception, which has been charged to interest, ratably, over the life of the note. During the year ended December 31,2019, the Company reversed the estimated cash payment premium of $173,000, due to the possibility of payment in cash being extremely unlikely.

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

On May 1, 2018, effective as of April 3, 2018, in lieu of making the December 2017 through March 2018 cash payments, the Company agreed to amend the variable conversion price formula outlined in the securities purchase agreement. As amended, payments in the form of shares would be calculated using a variable conversion price equal to the lower of (i) 60% of the lowest VWAP for the shares during the prior five trading days or (ii) the closing bid price for the shares on the prior trading day.

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

In connection with the closing under the securities purchase agreement, the Company issued 37,500 unregistered shares of common stock to St. George as an origination fee. The closing stock price on the date of close was $1.70 resulting in an interest expense of $64,000 being recorded as of the date of close.

The convertible note may not be converted, and shares of common stock may not be issued pursuant to the convertible note if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 4.99% of the outstanding shares of common stock.

As of December 31, 2019, cash payments of $192,000 had been made on the convertible note, and $916,000 had been converted into 3.4 billion shares of the Company's common stock. The remaining balance on the note was $618,000 as of December 31, 2019.

The following table summarizes the conversion activity of this note:

Conversion Period	Principal Converted	Interest Converted	Common Shares Issued
Q1 2018	$75,000	$-	187,500
Q2 2018	316,600	-	2,082,778
Q3 2018	102,500	-	3,142,333
Q4 2018	112,500	-	10,437,046
Q1 2019	106,750	-	58,503,244
Q2 2019	59,320	-	86,636,364
Q3 2019	89,000	-	457,222,222
Q4 2019	54,000	-	540,000,000
	$915,670	$-	1,158,211,487

Subsequent to the date of this report, the debt with St. George was settled by the assignment of the debt to another investor. Refer to the Debt Assignments section of Note 19. Subsequent Events for further discussion.

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

The following table summarizes the derivative liability transactions for this note:

Derivative Liability Balance as of December 31, 2017	$394,280
Change in fair value of derivative liability	665,720
Derivative Liability Balance as of December 31, 2018	1,060,000
Change in fair value of derivative liability	(507,223)
Derivative Liability Balance as of December 31, 2019	$552,777

As of December 31, 2018, the derivative liability was $1.1 million. This value was derived from Management's fair value assessment using the following assumptions: annual volatility of 52%, present value discount rate of 12%, and a dividend yield of 0%.

The derivative liability associated with the note is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. During 2019, Management conducted quarterly fair value assessment of the embedded derivative associated with the notes using the following assumptions: annual volatility range of 44% to 52%, present value discount rate of 12%, and a dividend yield of 0%. As a result of the fair value assessments, the Company recorded an aggregate net gain of $507,000 for the year ended December 31, 2019, as "Change in fair value of derivatives and gain/loss on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect the fair value of the embedded derivative of $553,000 as of December 31, 2019.

Baybridge Convertible Note

On September 7, 2018, the Company, entered into a securities exchange agreement (“Exchange Agreement 2”) Baybridge Capital Fund LP ("Baybridge).

Pursuant to the terms of Exchange Agreement 2, Baybridge agreed to surrender and exchange an outstanding promissory note with a principal balance of $200,000, plus accrued interest of $17,000, for a convertible note with an aggregate principal amount of $270,000 and an original issue discount of $53,000 (“Exchange Note 2”).

Exchange Note 2 is unsecured, has no applicable registration rights, has an interest rate of 12% per annum, matured on September 7, 2019 and contains standard and customary events of default including but not limited to: (i) failure to make payments when due under the Exchange Note, and (ii) bankruptcy or insolvency of the Company. Principal and interest are payable upon maturity.

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

As of December 31, 2019, Exchange Note 2 had been converted in full; 32.2 million shares of common stock had been issued.

On March 11, 2019, as described in Note 10, the Company, entered into two additional securities exchange agreements (“Exchange Agreements 3 & 4”) with Baybridge.

Pursuant to the terms of Exchange Agreement 3, Baybridge agreed to surrender and exchange an outstanding promissory notes with a principal balance of $115,000, plus accrued interest of $11,000, for a convertible note with an aggregate principal amount of $150,000 and an original issue discount of $24,000 (“Exchange Note 3”).

As of December 31, 2019, the principal and interest balances on Exchange Note 3 were $150,000 and $15,000, respectively.

Pursuant to the terms of Exchange Agreement 4, Baybridge agreed to surrender and exchange an outstanding promissory notes with a principal balance of $120,000, plus accrued interest of $8,000, for a convertible note with an aggregate principal amount of $160,000 and an original issue discount of $32,000 (“Exchange Note 4”).

On May 2, 2019, as described in Note 10, the Company, entered into an additional securities exchange agreement (“Exchange Agreement 5”) with Baybridge.

Pursuant to the terms of Exchange Agreement 5, Baybridge agreed to surrender and exchange an outstanding promissory notes with a principal balance of $315,000, plus accrued interest of $38,000, for a convertible note with an aggregate principal amount of $450,000 and an original issue discount of $97,000 (“Exchange Note 5”).

As of December 31, 2019, the principal and interest balances on Exchange Note 5 were $450,000 and $36,000, respectively.

On August 22, 2019, as described in Note 10, the Company, entered into an additional securities exchange agreement (“Exchange Agreement 6”) with Baybridge.

Pursuant to the terms of Exchange Agreement 6, Baybridge agreed to surrender and exchange an outstanding promissory notes with a principal balance of $300,000, plus accrued interest of $23,000, for a convertible note with an aggregate principal amount of $400,000 and an original issue discount of $77,000 (“Exchange Note 6”).

The Exchange Notes are unsecured, have no applicable registration rights, bear interest at a rate of 12% per annum, mature twelve months from the date of issuance, and contain standard and customary events of default including but not limited to: (i) failure to make payments when due under the Exchange Note, and (ii) bankruptcy or insolvency of the Company. Principal and interest are payable upon maturity.

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

During the years ended December 31, 2019 and 2018, aggregate principal of $489,400 and interest of $12,710 had been converted into 998.4 million shares of common stock and no cash payments of principal or interest had been made on these exchange notes. As of December 31, 2019, Exchange Notes 2 and 4 had been converted in full and the aggregate remaining principal and accrued interest balances on Exchange Notes 3, 5, and 6 was $941,000 and $68,000, respectively.

The following table summarizes the conversion activity of these notes:

Conversion Period	Principal Converted	Interest Converted	Common Shares Issued
Q4 2017	$275,000	$-	404,412
Q1 2018	105,000	20,717	493,007
Q2 2018	408,000	6,090	2,435,823
Q3 2018	52,000	4,428	1,547,452
Q4 2018	207,500	4,303	16,008,198
Q1 2019	90,500	3,278	47,400,806
Q2 2019	88,500	2,079	141,822,223
Q3 2019	86,000	2,261	616,247,346
Q4 2019	16,900	789	176,886,700
	$1,329,400	$43,945	1,003,245,967

Subsequent to the date of this report, the debt with Baybridge was settled by the assignment of the debt to another investor. Refer to the Debt Assignments section of Note 19. Subsequent Events for further discussion.

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

The following table summarizes the derivative liability transactions for these notes:

Derivative Liability Balance as of December 31, 2017	$542,733
Additional derivative liability on new notes	276,179
Change in fair value of derivative liability	(677,380)
Liability extinguished	(27,686)
Derivative Liability Balance as of December 31, 2018	113,846
Additional derivative liability on new notes	1,376,670
Change in fair value of derivative liability	(406,077)
Liability extinguished	(152,301)
Derivative Liability Balance as of December 31, 2019	$932,138

At December 31, 2018, the derivative liability associated with Exchange Note 2 was $114,000. This value was derived from Management's fair value assessment using the following assumptions: annual volatility of 74%, present value discount rate of 12%, and a dividend yield of 0%. During the first quarter of 2019, Exchange Note 2 was converted in full and the derivative liability balance of $114,000 was written off as a gain as "Change in fair value of derivatives and gain/loss on extinguishment of liabilities, net" in the Consolidated Statements of Operations.

The conversion options in Exchange Notes 3 & 4 were deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance based on the following assumptions: annual volatility of 67%, present value discount rate of 12%, and a dividend yield of 0%, and appropriately recorded that value as a derivative liability. At March 11, 2019, the derivative liability associated with Exchange Notes 3 & 4 was $311,000. The fair value of the derivative was greater than the face value at issuance and the difference of $57,000 was charged to interest expense at issuance. The remaining debt discount of $254,000 will be charged to interest expense ratably over the life of the note.  During the second and third quarters of 2019, Exchange Note 4 was converted in full and the remaining derivative liability balance of $38,000 was written off as a gain as "Change in fair value of derivatives and gain/loss on extinguishment of liabilities, net" in the Consolidated Statements of Operations.

The conversion option in Exchange Note 5 was deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance based on the following assumptions: annual volatility of 68% present value discount rate of 12%, and a dividend yield of 0%, and appropriately recorded that value as a derivative liability. At May 2, 2019, the derivative liability associated with Exchange Note 5 was $500,000. The fair value of the derivative was greater than the face value at issuance and the difference of $150,000 was charged to interest expense at issuance. The remaining debt discount of $350,000 will be charged to interest expense ratably over the life of the note.

The conversion option in Exchange Note 6 was deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance based on the following assumptions: annual volatility of 64% present value discount rate of 12%, and a dividend yield of 0%, and appropriately recorded that value as a derivative liability. At May 2, 2019, the derivative liability associated with Exchange Note 6 was $566,000. The fair value of the derivative was greater than the face value at issuance and the difference of $323,000 was charged to interest expense at issuance. The remaining debt discount of $243,000 will be charged to interest expense ratably over the life of the note.

The derivative liabilities associated with the Exchange Notes are subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. During 2019, Management conducted quarterly fair value assessment of the embedded derivative associated with the notes using the following assumptions: annual volatility range of 46% and 69%, present value discount rate of 12%, and a dividend yield of 0%. As a result of the fair value assessments, the Company recorded an aggregate net gain of $406,000 for the year ended December 31, 2019, as "Change in fair value of derivatives and gain/loss on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect the fair value of the embedded derivatives associated with Exchange Notes 3, 5, and 6 of $932,000 as of December 31, 2019.

Bellridge Convertible Notes

On July 25, 2018, the Company, entered into a securities exchange agreement (the “Exchange Agreement”) with Bellridge Capital, LP ("Bellridge"). Pursuant to the terms of the Exchange Agreement, the investor agreed to surrender and exchange a promissory note with a principal balance of $275,000 and accrued interest of $20,000. In exchange, the Company issued to the investor an unsecured convertible note with an aggregate principal amount of $300,000 (the “Exchange Note”). The original issue discount of $5,000 was charged to interest expense upon issuance. The Exchange Note is not secured, has an interest rate of 12% per annum, and matured on January 25, 2019. From and after the date of issuance of this note and then at any time until the note is fully paid, the investor had the right to convert any outstanding and unpaid principal into shares of the Company's common stock at a variable conversion price equal to the lesser of (i) a price equal to $0.20, or (ii) 80% of the lowest traded price for the shares over the prior ten trading days. This Exchange Note was fully converted during the year ended December 31, 2019.

On September 14, 2018, the Company, issued a new $150,000 convertible note in a private placement to Bellridge. The note is not secured, contains no registration rights, has an interest rate of 12% per annum, matured on September 14, 2019, and contains standard and customary events of default including but not limited to: (i) failure to make payments when due under the note, and (ii) bankruptcy or insolvency of the Company. All principal and interest on the note are due upon maturity. Bellridge shall have the option to convert all or a portion of the amounts outstanding under the note, into shares of the Company's common stock. Conversions into common stock shall be calculated using a variable conversion price equal to the lesser of (i) $0.20 or (ii) 70% of the lowest closing bid price for the shares over the prior five-day trading period immediately preceding the conversion.

On October 18, 2018, as discussed in Note 10, Global assigned one of its notes to Bellridge. The note had an outstanding principal balance of $250,000 and an accrued interest balance of $26,000. The note matured on October 18, 2019, and all principal and interest is due upon demand. The principal and accrued interest on the note are redeemable at any time, in whole or in part, at the option of Bellridge. The redemption amount may be paid in cash or converted into shares of common stock at a variable conversion price equal to the lowest of (i) 85% of the average VWAP for the shares over the prior five trading days, (ii) the closing bid price for the shares on the prior trading day, or (iii) $0.20 per share, at the option of the Company.

On October 22, 2019, the Company and Bellridge entered into an exchange agreement to convert the remaining principal and interest of $226,000 and $51,000, respectively, on the Bellridge notes, into a new note with a principal balance of $450,000. The note is not secured, contains no registration rights, has an interest rate of 10% per annum, matures on October 22, 2020, and contains standard and customary events of default including but not limited to: (i) failure to make payments when due under the note, and (ii) bankruptcy or insolvency of the Company. All principal and interest on the note are due upon maturity. Bellridge shall have the option to convert all or a portion of the amounts outstanding under the note, into shares of the Company's common stock. Conversions into common stock shall be calculated using a variable conversion price equal to the lesser of (i) $0.0005 or (ii) 70% of the lowest traded price for the shares over the prior ten-day trading period immediately preceding the conversion. The original issue discount of $173,000 will be charged to interest, ratably, over the life of the note.

On October 22, 2019, the Company and Bellridge entered into a convertible promissory note with a principal balance of $60,000, in exchange for proceeds of $40,000. The note is not secured, contains no registration rights, has an interest rate of 10% per annum, matures on October 22, 2020, and contains standard and customary events of default including but not limited to: (i) failure to make payments when due under the note, and (ii) bankruptcy or insolvency of the Company. All principal and interest on the note are due upon maturity. Bellridge shall have the option to convert all or a portion of the amounts outstanding under the note, into shares of the Company's common stock. Conversions into common stock shall be calculated using a variable conversion price equal to the lesser of (i) $0.0005 or (ii) 70% of the lowest traded price for the shares over the prior ten-day trading period immediately preceding the conversion. The original issue discount of $20,000 will be charged to interest, ratably, over the life of the note.

Shares of common stock may not be issued pursuant to any of these notes if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 4.99% of the outstanding shares of Common Stock.

During the years ended December 31, 2019 and 2018, an aggregate principal of $488,000 and interest of $29,668, on the Bellridge convertible notes had been converted into 1.1 billion shares of common stock and no cash payments of principal or interest had been made. The aggregate principal and accrued interest balances as of December 31, 2019 were $496,000 and $63,000, respectively.

The following table summarizes the conversion activity of these notes:

Conversion Period	Principal Converted	Interest Converted	Common Shares Issued
Q3 2018	$137,500	$2,104	3,716,105
Q4 2018	107,500	4,000	7,554,399
Q1 2019	65,615	4,507	38,696,339
Q2 2019	47,385	3,874	68,142,087
Q3 2019	89,000	9,779	529,061,862
Q4 2019	41,000	5,404	464,037,300
	$488,000	$29,668	1,111,208,092

Subsequent to the date of this report, the debt with Bellridge was partially converted into common stock and the remainder was settled by the assignment of the debt to another investor. Refer to the Note Conversions and Debt Assignments sections of Note 19. Subsequent Events for further discussion.

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

The following table summarizes the derivative liability transactions for this note:

Derivative Liability Balance as of December 31, 2017	$-
Additional derivative liability on new notes	236,004
Derivative liability assigned	119,039
Change in fair value of derivative liability	131,236
Derivative Liability Balance as of December 31, 2018	486,279
Additional derivative liability on new notes	726,195
Liability extinguished	(45,218)
Change in fair value of derivative liability	(422,645)
Derivative Liability Balance as of December 31, 2019	$744,611

At December 31, 2018, the derivative liability associated with these notes was $486,000. This value was derived from Management's fair value assessment using the following assumptions: annual volatility range between 40% and 74%, present value discount rate of 12%, and a dividend yield of 0%. During 2019, the exchange note and the note issued in September 2018 had been converted in full and the derivative liability balances of $44,000 and $1,000 were written off as a gain as "Change in fair value of derivatives and gain/loss on extinguishment of liabilities, net" in the Consolidated Statements of Operations.

The conversion option in Exchange Note issued on October 22, 2019 was deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance based on the following assumptions: annual volatility of 50% present value discount rate of 12%, and a dividend yield of 0%, and appropriately recorded that value as a derivative liability. At October 22, 2019, the derivative liability associated with the Exchange Note was $651,000. The fair value of the derivative was greater than the face value at issuance and the difference of $374,000 was charged to interest expense at issuance. The remaining debt discount of $277,000 will be charged to interest expense ratably over the life of the note.

The conversion option in the Convertible Promissory Note issued on October 22, 2019 was deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance based on the following assumptions: annual volatility of 50% present value discount rate of 12%, and a dividend yield of 0%, and appropriately recorded that value as a derivative liability. At October 22, 2019, the derivative liability associated with the Convertible Promissory Note was $75,000. The fair value of the derivative was greater than the face value at issuance and the difference of $35,000 was charged to interest expense at issuance. The remaining debt discount of $40,000 will be charged to interest expense ratably over the life of the note.

The derivative liability associated with these notes is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. During 2019, Management conducted quarterly fair value assessment of the embedded derivative associated with the notes using the following assumptions: annual volatility range of 42% and 72%, present value discount rate of 12%, and a dividend yield of 0%. As a result of the fair value assessments, the Company recorded an aggregate net loss of $422,645 for the year ended December 31, 2019, as "Change in fair value of derivatives and gain/loss on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect the fair value of the embedded derivative of $744,611 as of December 31, 2019.

Power Up Convertible Notes

During 2018, the Company entered into three securities purchase agreements with Power Up Lending Group, LTD ("Power Up"), for the private placement of three convertible notes with an aggregate principal amount of $225,000.

On February 14, 2019, the Company entered into a fourth securities purchase agreement with Power Up, for the private placement of a fourth convertible note with a principal value of $55,000.

On March 7, 2019, the Company entered into a fifth securities purchase agreement with Power Up, for the private placement of a fifth convertible note with a principal value of $53,000.

On May 3, 2019, the Company entered into a sixth securities purchase agreement with Power Up, for the private placement of a sixth convertible note with a principal value of $43,000.

These notes are unsecured, bear interest at a rate of 8% per annum and mature on twelve months following the date of issuance; principal and interest is due upon maturity. In the event of default, the interest rate per annum increases to 22%.

Beginning in six months after issuance, Power Up shall have the option to convert all or a portion of the amounts outstanding under the convertible note, into shares of the Company's common stock. Conversions into common stock shall be calculated using a variable conversion price equal to 65% of the average of the three lowest closing bid prices for the shares over the prior ten-day trading period immediately preceding the conversion.

Shares of common stock may not be issued pursuant to any of these notes if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 4.99% of the outstanding shares of Common Stock.

As of December 31, 2019, the three 2018 notes had been converted in full. The aggregate principal and interest converted was $267,680 and $9,000, respectively, into 578.8 million shares of common stock. No cash payments of principal or interest had been made. The aggregate principal and accrued interest balances as of December 31, 2019 were $106,820 and $9,347, respectively.

The following table summarizes the conversion activity of these notes:

Conversion Period	Principal Converted	Interest Converted	Common Shares Issued
Q1 2019	$182,500	$7,300	95,014,902
Q2 2019	42,500	1,700	47,155,556
Q3 2019	14,600	-	155,824,176
Q4 2019	28,080	-	280,800,000
	$267,680	$9,000	578,794,634

Subsequent to the date of this report, the debt with Power Up was settled by the assignment of the debt to another investor. Refer to the Debt Assignments section of Note 19. Subsequent Events for further discussion.

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

The following table summarizes the derivative liability transactions for this note:

Derivative Liability Balance as of December 31, 2017	$-
Additional derivative liability on new notes	246,860
Change in fair value of derivative liability	264,277
Derivative Liability Balance as of December 31, 2018	511,137
Additional derivative liability on new notes	222,593
Liability extinguishment	(511,137)
Change in fair value of derivative liability	(105,893)
Derivative Liability Balance as of December 31, 2019	$116,700

At December 31, 2018, the derivative liability associated with these notes was $511,137. This value was derived from Management's fair value assessment using the following assumptions: annual volatility range between 70% to 76%, present value discount rate of 12%, and a dividend yield of 0%. During the first half of 2019, the three December 2018 notes were converted in full and the derivative liability balance of $511,137 was written off as a gain as "Change in fair value of derivatives and gain/loss on extinguishment of liabilities, net" in the Consolidated Statements of Operations.

The conversion option in the fourth note was deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance based on the following assumptions: annual volatility of 65%, present value discount rate of 12%, and a dividend yield of 0%, and appropriately recorded that value as a derivative liability. At February 14, 2019, the derivative liability associated with the fourth note was $44,000. The debt discount will be charged to interest expense ratably over the life of the note.

The conversion option in the fifth note was deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance based on the following assumptions: annual volatility of 67%, present value discount rate of 12%, and a dividend yield of 0%, and appropriately recorded that value as a derivative liability. At March 7, 2019, the derivative liability associated with the fifth note was $87,000. The fair value of the derivative was greater than the face value at issuance and the difference of $34,000 was charged to interest expense at issuance. The remaining debt discount of $53,000 will be charged to interest expense ratably over the life of the note.

The conversion option in the sixth note was deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance based on the following assumptions: annual volatility of 69%, present value discount rate of 12%, and a dividend yield of 0%, and appropriately recorded that value as a derivative liability. At May 3, 2019, the derivative liability associated with the sixth note was $92,000. The fair value of the derivative was greater than the face value at issuance and the difference of $49,000 was charged to interest expense at issuance. The remaining debt discount of $43,000 will be charged to interest expense ratably over the life of the note.

The derivative liability associated with these notes is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. During 2019, Management conducted quarterly fair value assessment of the embedded derivative associated with the notes using the following assumptions: annual volatility range of 46% to 71%, present value discount rate of 12%, and a dividend yield of 0%. As a result of the fair value assessments, the Company recorded an aggregate net gain of $106,000 for the year ended December 31, 2019, as "Change in fair value of derivatives and gain/loss on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect the fair value of the embedded derivative of $116,700 as of  December 31, 2019.

EMA Convertible Note

On August 29, 2018, the Company, entered into a securities purchase agreement with EMA Financial, LLC, for the private placement of a $75,000 convertible note. The note is unsecured, bears interest at a rate of 8% per annum, and matured on May 29, 2019; principal and interest was due upon maturity. In the event of default, the interest rate per annum increases to 22%.

Beginning in March 2019, EMA shall have the option to convert all or a portion of the amounts outstanding under the note, into shares of the Company's Common Stock. Conversions into Common Stock shall be calculated using a variable conversion price equal to 65% of the average of the three lowest closing bid prices for the shares over the prior ten-day trading period immediately preceding the conversion.

Shares of common stock may not be issued pursuant to the note if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 4.99% of the outstanding shares of common stock.

On February 22, 2019, EMA assigned this note to GS Capital (see below). Per the terms of this agreement, $75,000 of principal and $3,000 of accrued interest were sold to the new investor and the Company paid $27,000 to EMA as a pre-payment penalty.

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

At December 31, 2018, the derivative liability associated with the note was $240,156. This value was derived from Managements fair value assessment using the following assumptions: annual volatility of 87%, present value discount rate of 12%, and a dividend yield of 0%. On February 22, 2019, this derivative value was assigned to GS Capital (see below).

The following table summarizes the derivative liability transactions for this note:

Derivative Liability Balance as of December 31, 2017	$-
Additional derivative liability on new notes	3,945
Change in fair value of derivative liability	236,211
Derivative Liability Balance as of December 31, 2018	240,156
Liability assigned	(240,156)
Derivative Liability Balance as of December 31, 2019	$-

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

As of December 31, 2019, no principal and no interest had been converted into shares of common stock and no cash payments of principal or interest had been made. The aggregate principal and accrued interest balances as of December 31, 2019 were $330,000 and $38,000, respectively.

Subsequent to the date of this report, the debt with Widjaja was settled by the assignment of the debt to another investor. Refer to the Debt Assignments section of Note 19. Subsequent Events for further discussion.

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

The following table summarizes the derivative liability transactions for this note:

Derivative Liability Balance as of December 31, 2018	$-
Additional derivative liability on new notes	219,634
Change in fair value of derivative liability	(52,792)
Derivative Liability Balance as of December 31, 2019	$166,842

The conversion option in the Widjaja note was deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance based on the following assumptions: annual volatility of 64%, present value discount rate of 12%, and a dividend yield of 0%, and appropriately recorded that value as a derivative liability. At January 11, 2019, the derivative liability associated with the Widjaja note was $220,000.

The derivative liability associated with this note is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. During 2019, Management conducted quarterly fair value assessment of the embedded derivative associated with the notes using the following assumptions: annual volatility range of 43% to 73%, present value discount rate of 12%, and a dividend yield of 0%. As a result of the fair value assessments, the Company recorded an aggregate net gain of $53,000 for the year ended December 31, 2019, as "Change in fair value of derivatives and gain/loss on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect the fair value of the embedded derivative of $166,842 as of December 31, 2019.

GS Capital Convertible Note

On February 22, 2019, the Company sold and issued to GS Capital Partners, LLC (“GS”) a $108,000 aggregate principal amount unsecured convertible promissory note in exchange for $75,000 of gross proceeds, $6,000 in financing costs, and $27,000 of premium associated with the assignment of the EMA note (see above). On August 26, 2019, the Company sold and issued to GS, an additional unsecured convertible promissory note in the amount of $71,000.

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

As of December 31, 2019, principal of $84,068 and interest of $5,766 had been converted into 473.4 million shares of common stock and no cash payments of principal or interest had been made. The aggregate principal and accrued interest balances as of December 31, 2019 were $170,000 and $9,000, respectively.

The following table summarizes the conversion activity of these notes:

Conversion Period	Principal Converted	Interest Converted	Common Shares Issued
Q2 2019	$15,000	$763	17,321,692
Q3 2019	57,718	4,284	335,425,736
Q4 2019	11,350	719	120,697,800
	$84,068	$5,766	473,445,228

Subsequent to the date of this report, the debt with GS Capital was settled by the assignment of the debt to another investor. Refer to the Debt Assignments section of Note 19. Subsequent Events for further discussion.

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

The following table summarizes the derivative liability transactions for this note:

Derivative Liability Balance as of December 31, 2018	$-
Liability assigned	240,156
Additional derivative liability on new notes	210,092
Change in fair value of derivative liability	(268,385)
Derivative Liability Balance as of December 31, 2019	$181,863

The derivative liability assigned to GS from EMA, at February 22, 2019, was $240,000.

The conversion option in the February 22, 2019 GS note was deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance based on the following assumptions: annual volatility of 66%, present value discount rate of 12%, and a dividend yield of 0%, and appropriately recorded that value as a derivative liability. At February 22, 2019, the derivative liability associated with the GS note was $101,000. The fair value of the derivative was greater than the face value at issuance and the difference of $26,000 was charged to interest expense at issuance. The remaining debt discount of $75,000 will be charged to interest expense ratably over the life of the note.

.The conversion option in the August 2019 GS note was deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance based on the following assumptions: annual volatility of 64%, present value discount rate of 12%, and a dividend yield of 0%, and appropriately recorded that value as a derivative liability. At August 26, 2019, the derivative liability associated with the GS note was $109,000. The fair value of the derivative was greater than the face value at issuance and the difference of $44,000 was charged to interest expense at issuance. The remaining debt discount of $65,000 will be charged to interest expense ratably over the life of the note.

The derivative liability associated with these notes is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. During 2019, Management conducted quarterly fair value assessment of the embedded derivative associated with the notes using the following assumptions: annual volatility range of 35% and 70%, present value discount rate of 12%, and a dividend yield of 0%. As a result of the fair value assessments, the Company recorded an aggregate net gain of $268,000 for the year ended December 31, 2019, as "Change in fair value of derivatives and gain/loss on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect the fair value of the embedded derivative of $182,000 as of December 31, 2019.

NOTE 13. SERIES A PREFERRED STOCK

In June 2013, the Company entered into a Securities Purchase Agreement with an investor to sell an aggregate of $750,000 shares of Series A Preferred Stock at a price of $8.00 per share, resulting in gross proceeds of $6.0 million. This purchase agreement included warrants to purchase up to 13,125 shares of common stock of the Company. The transfer of cash and securities took place incrementally, the first closing occurring on June 17, 2013 with the transfer of 125,000 shares of Series A Preferred Stock and a warrant to purchase 2,187 shares of common stock for $1.0 million. The final closings took place in August 2013, with the transfer of 625,000 shares of Series A Preferred Stock and a warrant to purchase 10,938 shares of common stock for $5.0 million.

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

The Series A Preferred Stock may be converted into shares of common stock at the option of the Company if the closing price of the common stock exceeds $232, as adjusted, for twenty consecutive trading days, or by the holder at any time. The Company has the right to redeem the Series A Preferred Stock at a price of $8.00 per share, plus any accrued and unpaid dividends, plus the make-whole amount (if applicable). At December 31, 2019, the preferred shares were not eligible for conversion to common shares at the option of the Company. The holder of the preferred shares may convert to common shares at any time, at no cost, at a ratio of 1 preferred share into 1 common share (subject to standard ratable anti-dilution adjustments). Upon any conversion (whether at the option of the Company or the holder), the holder is entitled to receive any accrued but unpaid dividends.

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

During the year ended December 31, 2019, 12,656 shares of Series A Preferred Stock, plus $71,000 of accrued dividends, were converted into 9.8 million shares of common stock at a conversion rate of $0.0072. As of December 31, 2019, there were 48,100 shares of Series A Preferred Stock outstanding and accrued and unpaid dividends of $319,000.

NOTE 14. STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

At December 31, 2019, the Company had 20.0 billion shares of common stock, $0.0001 par value, authorized for issuance. Each share of common stock has the right to one vote. As of December 31, 2019, the Company had 4,759,161,650 shares of common stock outstanding. The Company has not declared or paid any dividends related to the common stock through December 31, 2019.

Preferred Stock

At December 31, 2019, the Company had 25,000,000 shares of preferred stock, $0.0001 par value, authorized for issuance. Preferred stock may be issued in classes or series. Designations, powers, preferences, rights, qualifications, limitations and restrictions are determined by the Company’s Board of Directors.  The following table summarizes the designations, shares authorized, and shares outstanding for the Company's Preferred Stock:

Preferred Stock Series Designation	Shares Authorized	Shares Outstanding
Series A	750,000	48,100
Series B-1	2,000	-
Series B-2	1,000	-
Series C	1,000	-
Series D	3,000	-
Series D-1	2,500	-
Series E	2,800	-
Series F	7,000	-
Series G	2,000	-
Series H	2,500	-
Series I	1,000	-
Series J	1,350	-
Series J-1	1,000	-
Series K	20,000	-

Series A Preferred Stock

Refer to Note 13 for Series A Preferred Stock activity.

Series B-1, B-2, C, D, D-1, E, F, G, H, I, J, J-1, and K Preferred Stock

There were no transactions involving the Series B-1, B-2, C, D, D-1, H, I, J, J-1, or K during the years ended December 31, 2019 and 2018.

NOTE 15. EQUITY PLANS AND SHARE-BASED COMPENSATION

Share-Based Compensation: The Company measures share-based compensation cost at the grant date based on the fair value of the award and recognizes this cost as an expense over the grant recipients’ requisite service periods for all awards made to employees, officers, directors and consultants.

The share-based compensation expense recognized in the Consolidated Statements of Operations was as follows:

	For the Year Ended December 31,
	2019	2018
Research and development	$-	$1,000
Selling, general and administrative	21,000	24,000
Total share-based compensation cost	$21,000	$25,000

Stock Options: The Company recognized share-based compensation expense for stock options of $21,000 to officers, directors and employees for the year ended December 31, 2019 related to stock option awards, reduced for estimated forfeitures; there was no expense recorded for the year ended December 31, 2019. There were no option grants during the years ended December 31, 2019 and 2018.

As of December 31, 2019, there were no unvested stock options. As of December 31, 2019, 97 shares were vested, and 120 shares remained available for future grants under the Option Plan.

The following table summarizes stock option activity within the Stock Option Plan

	Stock Option Shares	Weighted Average Remaining Contractual Life in Years
Outstanding at December 31, 2017	195	7.32
Granted	-
Exercised	-
Canceled	(85)
Outstanding at December 31, 2018	110	5.18
Granted	-
Exercised	-
Canceled	(13)	4.68
Outstanding and Exercisable at December 31, 2019	97	4.68

Restricted Stock: The Company did not recognize share-based compensation expense related to restricted stock grants for the years ended December 31, 2019 and 2018. There were no restricted stock grants for the years ended December 31, 2019 and 2018.

As of December 31, 2019, there was no unrecognized share-based compensation expense from unvested restricted stock, no shares were expected to vest in the future, and 496 shares remained available for future grants under the Restricted Stock Plan.

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

At December 31, 2019, the Company had $233.6 million of cumulative net operating loss carryforwards for federal income tax purposes that were available to offset future taxable income through the year 2037. At December 31, 2019, the Company had $42.6 million of cumulative net operating loss carryforwards for federal income tax purposes that were available to offset future taxable income indefinitely. Under the Internal Revenue Code, the future utilization of net operating losses may be limited in certain circumstances where there is a significant ownership change. The Company prepared an analysis for the year ended December 31, 2012 and determined that a significant change in ownership had occurred as a result of the cumulative effect of the sales of common stock through its offerings. Such change limited the Company's utilizable net operating loss carryforwards to $276.1 million for the year ended December 31, 2019. Available net operating loss carryforwards may be further limited in the event of another significant ownership change.

Deferred income taxes reflect an estimate of the cumulative temporary differences recognized for financial reporting purposes from that recognized for income tax reporting purposes. At December 31, 2019 and 2018, the components of these temporary differences and the deferred tax asset were as follows:

	As of December 31,
	2019	2018
Deferred Tax Asset
Accrued Expenses	$14,000	$30,000
Inventory Allowance	134,000	184,000
Other	11,000	11,000
Stock Based Compensation-Stock Options and Restricted Stock	951,000	1,021,000
Tax effect of NOL carryforward	68,886,000	64,519,000
Depreciation	3,736,000	5,957,000
Amortization	(186,000)	(213,000)
Disallowed interest expense	-	452,000
Warranty reserve	6,000	7,000
Net deferred tax asset	73,552,000	71,968,000
Less valuation allowance	(73,552,000)	(71,968,000)
Net deferred tax asset	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical losses and projections of future taxable income over the periods in which the deferred tax assets are deductible, management believes it is not more-likely-than-not that the Company will realize the benefits of these deductible differences at December 31, 2019. The Company's deferred tax valuation allowance of $73.6 million reflected above is an increase of $1.6 million from the valuation allowance reflected as of December 31, 2018 of $72.0 million.

As of December 31, 2019, the Company has not recorded a liability for uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax (benefit)/expense. No interest and penalties related to uncertain tax positions were accrued at December 31, 2019.

The Company's effective tax rate for the years ended December 31, 2019 and 2018 differs from the statutory rate due to the following (expressed as a percentage of pre-tax income):

	2019	2018
Federal statutory rate	21.0%	21.0%
State statutory rate	4.1%	3.6%
Change in rate	(11.0)%	(0.8)%
Permanent tax differences	(0.3)%	(0.1)%
Derivative/Warrant Revaluation	26.7%	-%
Debt Discount	(0.7)%	-%
Loss on Extinguishment of Liabilities	-%	(3.5)%
Deferred true-ups	(7.3)%	(54.2)%
Other	-%	-%
Change in valuation allowance	(32.5)%	34.0%
	-%	-%

NOTE 17. COMMITMENTS AND CONTINGENCIES

In May 2019, the Company’s former law firm filed suit against the Company in District Court in Adams County Colorado in an effort to collect approximately $1.2 million of unpaid fees (and related interest charges). On September 11, 2020, the Company entered into a settlement agreement (the “Settlement Agreement”) with its former law firm. Pursuant to the Settlement Agreement, the Company paid $120,000 on September 23, 2020 as the full and final settlement of all amounts owed between the parties. Following such payment, a satisfaction of an existing judgment in favor of such law firm was filed in Adams County Colorado.

On July 29, 2020, the Company’s owned facility at 12300 Grant Street, Thornton, CO 80241 (the “Building”) was foreclosed by the Building’s first lien holder (“Mortgage Holder”) and sold at public auction. The successful bidder for the Building was the Mortgage Holder, at the price of $7.193 million. As a result, the Company’s obligations to Mortgage Holder and all of the Company’s outstanding real property taxes on the Building were considered fully repaid.

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

NOTE 18. RETIREMENT PLAN

On July 1, 2006, the Company adopted a qualified 401(k) plan which provides retirement benefits for all of its eligible employees. Under the plan, employees become eligible to participate at the first entry date, provided they are at least 21 years of age. The participants may elect through salary reduction to contribute up to ceilings established in the Internal Revenue Code. The Company will match 100% of the first six percent of employee contributions. In addition, the Company may make discretionary contributions to the Plan as determined by the Board of Directors. Employees are immediately vested in all salary reduction contributions. Rights to benefits provided by the Company’s discretionary and matching contributions vest 100% after the first year of service for all employees hired before January 1, 2010. For employees hired after December 31, 2009, matching contributions vest over a three-year period, one-third per year. Payments for 401(k) matching totaled $37,000 and $109,000 for the years ended December 31, 2019 and 2018, respectively. Payments for 401(k) matching are recorded under “Research, development and manufacturing operations" expense and “Selling, general and administrative" expense in the Consolidated Statements of Operations.

NOTE 19. SUBSEQUENT EVENTS

The Company has been in a dormant status for most of 2020 due to financial constraints as well as delays in reorganization and fund-raising efforts due to the impact of COVID-19. Below is the sequence of January 29 events subsequent to December 31, 2019:

Note Conversions

On April 7, 2020, Bellridge (refer to Note 12. Convertible Notes) converted $23,000 of principal and $1,000 of interest into 235.4 million shares of common stock.

On April 17, 2020, Bellridge (refer to Note 12. Convertible Notes) converted $23,000 of principal and $1,000 of interest into 236.0 million shares of common stock.

Baybridge Capital Promissory Note

On May 1, 2020, $115,000 of proceeds received between September and November of 2019 were documented into a non-convertible promissory note. The promissory note was issued with an original issue discount of $35,000, which will be recorded as interest expense ratably over the term of the note, resulting in a principal balance of $150,000. This note bears interest at 12% per annum and matures on May 1, 2021. All principal and interest is payable upon maturity. Refer to Note 11. Promissory Notes for further discussion on the funds received. This note was settled by the assignment of the debt to another investor. Please refer to the Debt Assignments section below for further information.

Penumbra Note

On June 9, 2020, the Company issued to Penumbra Solar Technologies, Inc. (“Penumbra”) a $250,000 aggregate principal amount convertible promissory note (“Penumbra Note”). The Company has received $250,000 of gross proceeds from the offering of the Penumbra Note. The aggregate principal amount of the Penumbra Note (together with accrued interest) will mature on June 9, 2021. The Penumbra Note bears interest at a rate of 6% per annum. The interest rate increases to 18% in the event of a default under the Penumbra Note.  The Penumbra Note is convertible, at the holder’s option, into shares of the Company’s Common Stock at a conversion price equal to $0.0001 per share. However, the holder of the Penumbra Note will not have the right to convert any portion of the Penumbra Note if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Common Stock outstanding immediately after giving effect to its conversion.

Sale and Leaseback of Facility

On July 29, 2020, the Company’s owned facility at 12300 Grant Street, Thornton, CO 80241 (the “Building”) was foreclosed by the Building’s first lien holder (“Mortgage Holder”) and sold at public auction. The successful bidder for the Building was the Mortgage Holder, at the price of $7.193 million. As a result, the Company’s obligations to Mortgage Holder and all of the Company’s outstanding real property taxes on the Building were considered fully repaid.

On September 21, 2020, the Company entered into a lease agreement with 12300 Grant LLC (“Landlord”), an affiliated company of the Mortgage Holder, for approximately 100,000 rentable square feet of the Building (the “Lease”). The Lease term is for 88 months commencing on September 21, 2020 at a rent of $50,000 per month including taxes, insurance and common area maintenance until December 31, 2020. Beginning January 1, 2021, the rent shall adjust to $80,000 per month on a triple net basis and shall increase at an annual rate of 3% per annum until December 31, 2027.

Debt Assignments

During September 2020, a number of the Company’s investors entered into assignment agreements to sell their existing debt to a new investor, BD 1 Investment Holding, LLC (“BD 1”). The assignments transferred ownership of the following debts:

•

The outstanding principal and interest of $2.16 million and $417,000, respectively, related to the St. George Secured Promissory Notes discussed in Note 10. was assigned to BD 1. The terms of the notes remained the same.

•

The outstanding principal and interest of $650,000 and $86,000, respectively, related to the Investor 2 Promissory Notes discussed in Note 11 was assigned to BD 1. The terms of the notes remained the same.

•	The outstanding principal of $618,000, related to the St. George Convertible Note discussed in Note 12 was assigned to BD 1. The terms of the note remained the same.
•

The outstanding principal and interest of $941,000 and $152,000, respectively, related to the Baybridge Convertible Notes discussed in Note 12 was assigned to BD 1. The terms of the notes remained the same.

•

The outstanding principal and interest of $677,000 and 121,000, respectively, related to the Bellridge Convertible Notes discussed in Note 12 was assigned to BD 1. The terms of the notes remained the same.

•

The outstanding principal and interest of $107,000 and $16,000, respectively, related to the Power Up Convertible Notes discussed in Note 12 was assigned to BD 1. The terms of the notes remained the same.

•

The outstanding principal and interest of $330,000 and $68,000, respectively, related to the Widjaja Convertible Notes discussed in Note 12 was assigned to BD 1. The terms of the notes remained the same.

•

The outstanding principal and interest of $170,000 and $19,000, respectively, related to the GS Capital Convertible Notes discussed in Note 12 was assigned to BD 1. The terms of the notes remained the same.

On December 18, 2020, the notes assigned to BD 1 were exchanged into new notes. Please refer to the BD 1 Exchange Agreement section below for further information.

GI Exchange Agreement

On September 9, 2020, the Company entered into a securities exchange agreement (“GI Exchange Agreement”) with Global Ichiban Limited (“GI”). Pursuant to the terms of the GI Exchange Agreement, GI agreed to surrender and exchange all of its existing outstanding promissory notes with an aggregate principal balance of$6,313,387 (including accrued interest). In exchange, the Company issued to GI a secured convertible promissory note with a principal amount of $6,400,000.00 (“GI Exchange Note”).

The GI Exchange Note will mature on September 30, 2022. Principal on the GI Exchange Note, if not converted will be payable in a lump sum on September 30, 2022. The GI Exchange Note will not bear any accrued interest but bears a default interest rate of 18% in the event of a default under the GI Exchange Note.

GI shall have the right, from and after 6 months from the date of issuance of the GI Exchange Note and then at any time until the GI Exchange Note is fully paid, to convert any outstanding and unpaid principal and interest into shares of Common Stock at a variable conversion price equal to 80% of the average closing bid price for the shares over the prior five trading days.

Conversion into shares of Common Stock may not be issued pursuant to the GI Exchange Note if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 4.99% of the Company’s outstanding shares of Common Stock.

The GI Exchange Note is secured by a lien on substantially all of the Company’s assets pursuant to the Security Agreement dated November 30, 2017 (the “Security Agreement”) entered into between the Company and GI.

Settlement Agreements

On September 11, 2020, the Company entered into a settlement agreement (the “Settlement Agreement A”) with a vendor, discussed further in Note 8 Notes Payable. Pursuant to the Settlement Agreement, the Company paid $120,000 on September 23, 2020 as the full and final settlement of all amounts owed between the parties. Following such payment, a satisfaction of an existing judgment in favor of such law firm was filed in Adams County Colorado. The Company will book a gain of approximately $1.1 million relating to the Settlement Agreement.

On September 11, 2020, the Company entered into a settlement agreement (the “Settlement Agreement B”) with a creditor holding a Note Payable, discussed further in Note 8. Notes Payable. Pursuant to the Settlement Agreement, the Company paid $20,000 on September 18, 2020 as the full and final settlement of all amounts owed between the parties. The Company will book a gain of approximately $200,000 relating to the Settlement Agreement.

Series 1A Preferred Stock – Tranche 1 Closing

On September 22, 2020, the Company entered into a securities purchase agreement (“Series 1A SPA”) with Crowdex Investments, LLC (“Crowdex”), for the private placement of up to $5,000,000 of the Company’s newly designated Series 1A Convertible Preferred Stock (“Series 1A Preferred Stock”).

The Company sold 2,000 shares of Series 1A Preferred Stock to Crowdex in exchange for $2,000,000 of gross proceeds at an initial closing under the Series 1A SPA on September 22, 2020.

In November 2020, Crowdex converted 1,200 shares of outstanding Series 1A Preferred Stock into 12,000,000,000 shares of Common Stock.

Crowdex Note

On November 27, 2020, the Company issued to Crowdex a $500,000 unsecured convertible promissory note (“Crowdex Note”) and received $500,000 of gross proceeds from the offering of the Crowdex Note.

BD 1 Exchange Agreement

On December 18, 2020, the Company entered into a securities exchange agreement (“BD1 Exchange Agreement”) with BD 1 Investment Holding LLC (“BD1”). BD1 had previously acquired all of the Company’s existing outstanding unsecured notes (other than notes held by GI and Crowdex) from the original note holders.

Pursuant to the terms of the BD1 Exchange Agreement, BD1 agreed to surrender and exchange all of its outstanding promissory notes with principal balances of approximately $10.4 million (including accrued interest and default penalties).  In exchange, the Company issued to BD1 two unsecured convertible notes with an aggregate principal amount of $10,500,000 (“BD1 Exchange Notes”). The BD1 Exchange Notes will mature on December 18, 2025. BD1 has the right, at any time until the BD1 Exchange Notes are fully paid, to convert any outstanding and unpaid principal and interest into shares of Common Stock at a fixed conversion price equal to $0.0001 per share. Accordingly, the Company would issue 105,000,000,000 shares of Common Stock upon a full conversion of the BD 1 Exchange Notes.

Series 1A Preferred Stock – Tranche 2 Closing

On December 31, the Company sold 500 shares of Series 1A Preferred Stock to Crowdex in exchange for the cancellation of the above-mentioned Crowdex Note issued on November 27, 2020. There were no additional cash proceeds from this closing.

On January 4, 2021, the Company entered into a securities purchase agreement (“Series 1ATranche 2 SPA”) with TubeSolar AG, a developer of photovoltaic thin-film tubes to enable additional application opportunities in solar power generation compared to conventional solar modules (“TubeSolar”). Pursuant to the Series 1A Tranche 2 SPA, the Company sold 2,500 shares of Series 1A Preferred Stock to TubeSolar and received $2,500,000 of gross proceeds on January 5, 2021. There are no registration rights applicable to the Series 1A Preferred Stock.