Form 10-Q
period 2020-03-31
Ascent Solar Technologies, Inc.
filed 2021-03-05
CIK 1350102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No    ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

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

As of March 3, 2021, there were 18,102,583,471 shares of our common stock issued and outstanding.

ASCENT SOLAR TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

Quarterly Period Ended March 31, 2020

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

References to “we,” “us,” “our,” “Ascent,” “Ascent Solar” or the “Company” in this Report mean Ascent Solar Technologies, Inc.

ASCENT SOLAR TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$-	$-
Trade receivables, net of allowance of $45,883 and $46,023, respectively	-	-
Inventories	510,032	533,892
Prepaid and other current assets	43,541	51,598
Total current assets	553,573	585,490
Property, Plant and Equipment:	32,304,570	32,911,969
Accumulated depreciation	(28,113,801)	(28,677,350)
	4,190,769	4,234,619
Other Assets:
Patents, net of accumulated amortization of $433,596 and $421,182, respectively	801,139	813,397
	801,139	813,397
Total Assets	5,545,481	5,633,506

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$1,370,191	$1,663,316
Related party payables	460,173	460,173
Accrued expenses	1,944,485	1,624,564
Accrued Interest	2,440,836	2,107,401
Notes Payable	1,501,530	1,506,530
Current portion of long-term debt	6,235,738	6,075,307
Secured promissory notes, net of discount of $535,903 and $837,242, respectively	6,636,994	6,335,655
Promissory notes, net of discount of $0 and $16,666, respectively	1,109,437	1,092,771
Convertible notes, net of discount of $451,042 and $861,567, respectively	2,539,541	2,129,016
Embedded Derivative Liability	-	7,717,150
Total current liabilities	24,238,925	30,711,883
Long-Term Debt	-	-
Accrued Warranty Liability	21,144	28,404

Stockholders’ Deficit:
Series A preferred stock, $.0001 par value; 750,000 shares authorized; 48,100 and 48,100 shares issued and outstanding, respectively ($716,022 and $703,863 Liquidation Preference, respectively)	5	5
Common stock, $0.0001 par value, 20,000,000,000 authorized; 4,759,161,650 and 4,759,161,650 shares issued and outstanding, respectively	475,917	475,917
Additional paid in capital	397,817,526	397,817,526
Accumulated Deficit	(417,008,036)	(423,400,229)
Total stockholders’ deficit	(18,714,588)	(25,106,781)
Total Liabilities and Stockholders’ Deficit	$5,545,481	$5,633,506

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
	2020	2019
Revenues
Products	$4,090	$215,384
Total Revenues	4,090	215,384
Costs and Expenses
Costs of Revenue	72,706	91,436
Research and development	159,464	489,063
Selling, general and administrative	69,522	508,375
Depreciation and Amortization	56,263	66,352
Total Costs and Expenses	357,955	1,155,226
Loss from Operations	(353,865)	(939,842)
Other Income/(Expense)
Other Income/(Expense), net	259,600	-
Interest Expense	(1,230,692)	(2,826,248)
Change in fair value of derivatives and loss on extinguishment of liabilities, net	7,717,150	7,006,827
Total Other Income/(Expense)	6,746,058	4,180,579
Net Income	$6,392,193	$3,240,737
Net Income Per Share (Basic)	$0.0013	$0.020
Net Income Per Share (Diluted)	$0.0001	$0.001
Weighted Average Common Shares Outstanding (Basic)	4,759,161,650	139,241,521
Weighted Average Common Shares Outstanding (Diluted)	56,998,995,050	3,591,903,040

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

For the Three Months Ended March 31, 2020

	Series A Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2019	48,100	$5	4,759,161,650	$475,917	$397,817,526	$(423,400,229)	$(25,106,781)
Net Income						6,392,193	6,392,193
Balance at March 31, 2020	48,100	$5	4,759,161,650	$475,917	$397,817,526	$(417,008,036)	$(18,714,588)

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

For the Three Months Ended March 31, 2019

	Series A Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2018	60,756	$6	63,537,885	$6,354	$395,889,712	$(418,531,968)	$(22,635,896)
Interest and Dividend Expense paid with Common Stock	-	-	17,938,692	1,794	83,817	-	85,611
Conversion of St.George Note into Common Shares	-	-	58,503,244	5,850	100,900	-	106,750
Conversion of Global Ichiban Note into Common Shares	-	-	9,595,327	960	114,040	-	115,000
Conversion of BayBridge Note into Common Shares	-	-	46,461,277	4,646	85,854	-	90,500
Conversion of Bellridge Note into Common Shares	-	-	36,166,781	3,617	61,999	-	65,616
Conversion of Power Up Note into Common Shares	-	-	90,340,694	9,034	173,466	-	182,500
Conversion of Series A Preferred Stock into Common Stock	(12,656)	(1)	1	-	1	-	-
Loss on Extinguishment of Liabilities	-	-	-	-	382,834	-	382,834
Stock based compensation	-	-	-	-	4,346	-	4,346
Net Income	-	-	-	-	-	3,240,737	3,240,737
Balance at March 31, 2019	48,100	$5	322,543,901	$32,255	$396,896,969	$(415,291,231)	$(18,362,002)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
	March 31,
	2020	2019
Operating Activities:
Net income	$6,392,193	$3,240,737
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	56,265	66,352
Stock based compensation	-	4,346
Realized (gain) on sale of assets	(254,600)	-
Amortization of deferred financing costs	2,692	14,856
Non-cash interest expense	117,514	984,829
Amortization of debt discount	771,447	1,360,322
Bad debt expense	(141)	130
Warranty reserve	(7,260)	(1,275)
Change in fair value of derivatives and loss on extinguishment of liabilities, net	(7,717,150)	(7,006,827)
Changes in operating assets and liabilities:
Accounts receivable	141	109,414
Inventories	23,860	(17,129)
Prepaid expenses and other current assets	5,365	(47,171)
Accounts payable	(293,125)	(323,710)
Related party payable	—	(688)
Accrued expenses	333,435	301,693
Accrued Interest	319,921	152,232
Net cash used in operating activities	(249,443)	(1,161,889)
Investing Activities:
Proceeds on sale of Assets	254,600	-
Patent activity costs	(157)	(2,131)
Net cash provided by (used in) investing activities	254,443	(2,131)
Financing Activities:
Proceeds from debt issuance	—	1,201,768
Repayment of debt	(5,000)	-
Payment of debt financing costs	—	(5,000)
Net cash provided by (used in) financing activities	(5,000)	1,196,768
Net change in cash and cash equivalents	—	32,748
Cash and cash equivalents at beginning of period	-	18,159
Cash and cash equivalents at end of period	$—	$50,907
Supplemental Cash Flow Information:
Cash paid for interest	$—	$20,741
Non-Cash Transactions:
Non-cash conversions of preferred stock and convertible notes to equity	$—	$645,977
Non-cash financing costs	$—	$10,800
Interest converted to principal	$—	$171,152
Initial embedded derivative liabilities	$—	$2,229,187
Promissory notes exchanged for convertible notes	$—	$235,000

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

NOTE 2. BASIS OF PRESENTATION

The accompanying, unaudited, condensed consolidated financial statements have been derived from the accounting records of Ascent Solar Technologies, Inc., Ascent Solar (Asia) Pte. Ltd., and Ascent Solar (Shenzhen) Co., Ltd. (collectively, "the Company") as of March 31, 2020 and December 31, 2019, and the results of operations for the three months ended March 31, 2020 and 2019. Ascent Solar (Shenzhen) Co., Ltd. is wholly owned by Ascent Solar (Asia) Pte. Ltd., which is wholly owned by Ascent Solar Technologies, Inc. All significant inter-company balances and transactions have been eliminated in the accompanying consolidated financial statements.

The accompanying, unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and footnotes typically found in U.S. GAAP audited annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. The Condensed Consolidated Balance Sheet at December 31, 2019 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. These condensed consolidated financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three and three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were described in Note 3 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. There have been no significant changes to our accounting policies as of March 31, 2020.

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

Refer to Notes 9 and 11 for further discussion on the embedded derivatives of each instrument.

Recently Adopted or to be Adopted Accounting Policies

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements of fair value measurements. This standard is effective for the Company in the first quarter of 2020, and early adoption is permitted. The implementation of ASU 2018-13 did not have a material effect on the Company's consolidated financial statements.

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

Other new pronouncements issued but not effective as of March 31, 2020 are not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 4. LIQUIDITY, CONTINUED OPERATIONS, AND GOING CONCERN

During the three months ended March 31, 2020 and the year ended December 31, 2019, the Company entered into multiple financing agreements to fund operations. Further discussion of these transactions can be found in Notes 9 through 11, and Note 15 of the financial statements presented as of, and for, the three months ended, March 31, 2020, and in Notes 8, 9, 10, 11, 12, and 14 of the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

The Company has continued limited PV production at its manufacturing facility. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented its product strategy. During the three months ended March 31, 2020 the Company used $249,443 in cash for operations.

Additional projected product revenues are not anticipated to result in a positive cash flow position for the next twelve months overall and, as of March 31, 2020, the Company has negative working capital. As such, cash liquidity sufficient for the next twelve months will require additional financing.

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

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

The following table summarizes property, plant and equipment as of March 31, 2020 and December 31, 2019:

	As of March 31,	As of December 31,
	2020	2019
Building	$5,828,960	$5,828,960
Furniture, fixtures, computer hardware and computer software	489,421	489,421
Manufacturing machinery and equipment	25,986,189	26,593,588
Depreciable property, plant and equipment	32,304,570	32,911,969
Less: Accumulated depreciation and amortization	(28,113,801)	(28,677,350)
Net property, plant and equipment	$4,190,769	$4,234,619

The Company analyzes its long-lived assets for impairment, both individually and as a group, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

During the three months ended March 31, 2020, the Company disposed of certain redundant machinery and equipment. This machinery and equipment was fully depreciated and the Company realized a gain of $254,600 from these sales.

Depreciation expense for the three months ended March 31, 2020 and 2019 was $43,849 and $48,500, respectively. Depreciation expense is recorded under “Depreciation and amortization expense” in the unaudited Condensed Consolidated Statements of Operations.

NOTE 6. INVENTORIES

Inventories, net of reserves, consisted of the following at March 31, 2020 and December 31, 2019:

	As of March 31,	As of December 31,
	2020	2019
Raw materials	$510,032	$503,832
Work in process	-	30,060
Finished goods	-	-
Total	$510,032	$533,892

NOTE 7. NOTES PAYABLE

On February 24, 2017, the Company entered into an agreement with a vendor (“Vendor 1”) to convert the balance of their account into three notes payable in the aggregate amount of $765,784. The notes bear interest of 6% per annum and matured on February 24, 2018; all outstanding principal and accrued interest is due and payable upon maturity. On June 5, 2018, the Company entered into another agreement with the same Vendor 1 to convert the balance of their account into a fourth note payable with a principal amount of $308,041, this note also bears interest at a rate of 6% per annum, and matured on July 31, 2018. As of March 31, 2020, the Company had not made any payments on these notes; the total outstanding principal and accrued interest were $1,073,825 and $178,492, respectively, and the note is due upon demand. Subsequent to the date of this report, this debt was settled in full. See Note 15. Subsequent Events, for further discussion.

On June 30, 2017, the Company entered into an agreement with another vendor (“Vendor 2”) to convert the balance of their account into a note payable in the amount of $250,000. The note bears interest of 5% per annum and matured on February 28, 2018. As of March 31, 2020, the Company had not made any payments on this note, the accrued interest was $34,418, and the note is due upon demand.

On September 30, 2017, the Company entered into a settlement agreement with a customer to convert the credit balance of their account into a note payable in the amount of $215,234. The note bears interest of 5% per annum and matured on

December 31, 2019. The Company has not made the monthly payments of $18,426 that were to commence on October 30, 2017; as of March 31, 2020, the company had paid principal of $37,529 and interest of $897, and the note is due upon demand. The remaining principal and interest balances, as of March 31, 2020, were $177,705 and $24,456, respectively. Subsequent to the date of this report, this debt was settled in full. See Note 15. Subsequent Events, for further discussion.

NOTE 8. DEBT

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

The outstanding principal balance of the note was $6,235,737 and $6,075,306 as of March 31, 2020 and December 31, 2019, respectively.

As of March 31, 2020, the Company had not made any payments to IRT and the accrued interest on the note was $350,589. Since the loan is in default, the entire outstanding balance is classified as a current liability on the Company's March 31, 2020 Balance Sheet. Subsequent to the date of this report, this debt was settled in full. See Sale and Leaseback of Facility section of Note 15. Subsequent Events, for further discussion.

NOTE 9. SECURED PROMISSORY NOTES

The following table provides a summary of the activity of the Company's secured notes:

	Global Ichiban	St. George	Total
Secured Notes Principal Balance at December 31, 2018	$4,956,745	$1,315,000	$6,271,745
New notes	-	845,000	845,000
Note conversions	(115,000)	-	(115,000)
Interest converted to principal	171,152	-	171,152
Note assignments	-	-	-
Secured Notes Principal Balance at December 31, 2019	5,012,897	2,160,000	7,172,897
Less: remaining discount	(765,576)	(71,666)	(837,242)
Secured Notes, net of discount, at December 31, 2019	4,247,321	2,088,334	6,335,655
New notes	-	-	-
Note conversions	-	-	-
Interest converted to principal	-	-	-
Secured Notes Principal Balance at March 31, 2020	5,012,897	2,160,000	7,172,897
Less: remaining discount	(535,903)	—	(535,903)
Secured Notes, net of discount, at March 31, 2020	$4,476,994	$2,160,000	$6,636,994

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

Payments on these notes have not occurred in accordance with the agreement and, as of the date of this filing, these notes are due upon demand. As of March 31, 2020, the aggregate principal and interest balance of the Notes were $5,012,897 and $733,852, respectively.

Subsequent to the period of this report, the amounts owed to Global were exchanged for a new note. Refer to the Global Exchange Agreement section of Note 15. Subsequent Events for further discussion.

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

The aggregate derivative value of the notes was $2.0 million as of December 31, 2019. This value was derived from Management's fair value assessment using the following assumptions: annual volatility of 46%, present value discount rate of 12%, and a dividend yield of 0%.

At March 31, 2020, pursuant to ASC Topic 815, Derivatives and Hedging, Management conducted a fair value assessment of the embedded derivatives associated with these notes. Engaging the services of Harper Hofer & Associates, LLC, a CPA firm specializing in these valuations, it was determined that a rational investor would not convert the notes, and would not expect to do so in the foreseeable future. The Company has reported doubt as to its ability to continue as a going concern since 2015. The Company scaled down operations and did not expect to ramp up until significant financing could be obtained and has been operating under these conditions for some time already, continuously chasing funding to continue operations. Circumstances shifted in late 2019 and early 2020, making fundraising and continuing operations more difficult, thereby reducing liquidity and attractiveness of the common stock. These new circumstances made it clear to current and prospective investors that the Company would either file bankruptcy or restructure with a strategic investor. Accordingly, as of the valuation date, conversion of a debt instrument into common stock that cannot be sold in the marketplace would put the holder in a far less secure position compared to holding the instrument as debt. As a result of the fair value assessments, the Company recorded an aggregate net gain of $2.0 million for the three months ended March 31, 2020, as "Change in fair value of derivatives and gain/loss on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect that the value of the embedded derivative had been eliminated as of March 31, 2020.

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

On March 13, 2019, the Company entered into a third securities purchase agreement with St. George, for the private placement of a $365,000 secured convertible promissory note ("Third Note"). The Company recorded original issue discounts of $60,000 and debt financing costs of $5,000, which will be recognized as interest expense, ratably, over the life of the note.  As of March 31, 2020, the closing dates, closing amounts, and proceeds on completed Note tranches are as follows:

Closing Date	Closing Amount	Proceeds
3/15/2019	$125,000	$100,000
3/22/2019	$120,000	$100,000
4/4/2019	$120,000	$100,000

As of March 31, 2020, no principal or interest had been paid or converted, and the aggregate principal and interest balance of the Notes were $2.2 million, and $307,000, respectively.

Subsequent to the date of this report, the debt with St. George was assigned to another investor, BD 1 Investment Holding, LLC (“BD 1”). Refer to the Debt Assignments section of Note 15. Subsequent Events for further discussion.

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

The aggregate derivative value of the notes was $2.5 million as of December 31, 2019. This value was derived from Management's fair value assessment using the following assumptions: annual volatility of 45%, present value discount rate of 12%, and a dividend yield of 0%.

At March 31, 2020, pursuant to ASC Topic 815, Derivatives and Hedging, Management conducted a fair value assessment of the embedded derivatives associated with these notes. Engaging the services of Harper Hofer & Associates, LLC, a CPA firm specializing in these valuations, it was determined that a rational investor would not convert the notes, and would not expect to do so in the foreseeable future. The Company has reported doubt as to its ability to continue as a going concern since 2015. The Company scaled down operations and did not expect to ramp up until significant financing could be obtained and has been operating under these conditions for some time already, continuously chasing funding to continue operations. Circumstances shifted in late 2019 and early 2020, making fundraising and continuing operations more difficult, thereby reducing liquidity and attractiveness of the common stock. These new circumstances made it clear to current and prospective investors that the Company would either file bankruptcy or restructure with a strategic investor. Accordingly, as of the valuation date, conversion of a debt instrument into common stock that cannot be sold in the marketplace would put the holder in a far less secure position compared to holding the instrument as debt. As a result of the fair value assessments, the Company recorded an aggregate net gain of $2.5 million for the three months ended March 31, 2020, as "Change in fair value of derivatives and gain/loss on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect that the value of the embedded derivative had been eliminated as of March 31, 2020.

NOTE 10. PROMISSORY NOTES

The following table provides a summary of the activity of the Company's non-convertible, unsecured, promissory notes:

	Investor 1	Investor 2	Total
Promissory Notes Principal Balance at December 31, 2018	$494,437	$850,000	$1,344,437
New principal	—	615,000	615,000
Notes exchanged	—	(850,000)	(850,000)
Promissory Notes Principal Balance at December 31, 2019	494,437	615,000	1,109,437
Less: remaining discount	—	(16,666)	(16,666)
Promissory Notes Principal Balance at December 31, 2019	494,437	598,334	1,092,771
New principal	—	—	—
Notes exchanged	—	—	—
Promissory Notes Principal Balance at March 31, 2020	494,437	615,000	1,109,437
Less: remaining discount	—	—	—
Promissory Notes, net of discount, at March 31, 2020	$494,437	$615,000	$1,109,437

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

As of March 31, 2020, $331,000 of principal and $51,000 of interest had been paid on this note. The outstanding principal and accrued interest balances on the note as of March 31, 2020 were $494,437 and $160,584, respectively.

Subsequent to the date of this report, the debt with Investor 1 was assigned to BD 1. Refer to the Debt Assignments section of Note 15. Subsequent Events for further discussion.

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

On July 24, 2018, the Company initiated a non-convertible, unsecured promissory note with Investor 2 for an aggregate principal amount of $115,000. The promissory note was issued with an original issue discount of $28,000, which was recorded as interest expense ratably over the term of the note, resulting in proceeds to the company of $87,000, which was received in several tranches between May 2018 and June 2018. This note bears interest at 12% per annum and matured on January 24, 2019. On March 11, 2019, the Company entered into a securities exchange agreement with Investor 2 to surrender and exchange this promissory note in exchange for a convertible note. The promissory note had a principal balance of $115,000 and an accrued interest balance of $11,000. See Note 11 for further discussion on the new convertible notes.

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

On December 31, 2018, the Company initiated a non-convertible, unsecured promissory note with Investor 2 for an aggregate principal amount of $300,000. The promissory note was issued with an original issue discount of $75,000, which was recorded as interest expense ratably over the term of the note, resulting in proceeds to the company of $225,000, which was received in several tranches between September 2018 and December 2018. This note bears interest at 12% per annum and matured on June 30, 2019. On August 22, 2019, the Company entered into a securities exchange agreement with Investor 2 to surrender and exchange this promissory note in exchange for a convertible note. The promissory note had a principal balance of $300,000 and an accrued interest balance of $28,000. See Note 11 for further discussion on the new convertible notes

On March 11, 2019, the Company initiated a non-convertible, unsecured promissory note with Investor 2 for an aggregate principal amount of $60,000. The promissory note was issued with an original issue discount of $10,000, which was recorded as interest expense ratably over the term of the note, resulting in proceeds to the company of $50,000, which was received in several tranches between January 2019 and March 2019. This note bears interest at 12% per annum and matured on September 11, 2019. All principal and interest is payable upon maturity. As of March 31, 2020, the remaining principal and interest on this note were $60,000 and $8,000, respectively.

On May 14, 2019, the Company initiated a non-convertible, unsecured promissory note with Investor 2 for an aggregate principal amount of $100,000. The promissory note was issued with an original issue discount of $25,000, which will be recorded as interest expense ratably over the term of the note, resulting in proceeds to the company of $75,000, which was received in several tranches between March 2019 and May 2019. This note bears interest at 12% per annum and matures on October 11, 2019. All principal and interest is payable upon maturity. As of March 31, 2020, the remaining principal and interest on this note were $100,000 and $11,000, respectively.

On July 8, 2019, the Company initiated a non-convertible, unsecured promissory note with Investor 2 for an aggregate principal amount of $125,000. The promissory note was issued with an original issue discount of $25,000, which will be recorded as interest expense ratably over the term of the note, resulting in proceeds to the company of $100,000. This note bears interest at 12% per annum and matures on January 8, 2020. All principal and interest is payable upon maturity. As of March 31, 2020, the remaining principal and interest on this note were $125,000 and $11,000, respectively.

On August 8, 2019, the Company initiated a non-convertible, unsecured promissory note with Investor 2 for an aggregate principal amount of $65,000. The promissory note was issued with an original issue discount of $20,000, which will be recorded as interest expense ratably over the term of the note, resulting in proceeds to the company of $45,000. This note bears interest at 12% per annum and matures on February 8, 2020. All principal and interest is payable upon maturity. As of March 31, 2020, the remaining principal and interest on this note were $65,000 and $5,000, respectively.

On September 9, 2019, the Company initiated a non-convertible, unsecured promissory note with Investor 2 for an aggregate principal amount of $150,000. The promissory note was issued with an original issue discount of $40,000, which will be recorded as interest expense ratably over the term of the note, resulting in proceeds to the company of $110,000, which was received in several tranches during September 2019. This note bears interest at 12% per annum and matures on March 9, 2020. All principal and interest is payable upon maturity. As of March 31, 2020, the remaining principal and interest on this note were $150,000 and $11,000, respectively.

Between August 22, 2019 and November 4, 2019, the Company received $115,000 proceeds from Investor 2, which had not yet been documented into a note. The Company is accruing interest on these funds at a rate of 12% per annum and has accrued $7,000 as of March 31, 2020. Subsequent to the date of this report, these funds were documented into a note. Refer to Note 15. Subsequent Events for further information.

As of March 31, 2020, the aggregate outstanding principal and interest for Investor 2 was $615,000 and $42,000, respectively.

Subsequent to the date of this report, the debt with Investor 2 was assigned to BD 1. Refer to the Debt Assignments section of Note 15. Subsequent Events for further discussion.

NOTE 11. CONVERTIBLE NOTES

The following table provides a summary of the activity of the Company's unsecured, convertible, promissory notes:

	Principal Balance 12/31/2018	New Notes	Notes assigned or exchanged	Notes converted	Principal Balance 12/31/2019	Less: Discount Balance	Net Principal Balance 12/31/2019
October 2016 Notes	$330,000	$-	$-	$-	$330,000	$-	$330,000
St. George Notes	1,099,233	(172,500)	-	(309,070)	617,663	-	617,663
BayBridge Notes	62,500	-	1,160,000	(281,900)	940,600	(408,333)	532,267
Bellridge Notes	455,000	510,000	(226,000)	(243,000)	496,000	(382,500)	113,500
Power Up Notes	225,000	149,500	-	(267,680)	106,820	(26,566)	80,254
EMA Note	75,000	-	(75,000)	-	-	-	-
Widjaja Note	-	330,000	-	-	330,000	(1)	329,999
GS Capital Notes	-	178,568	75,000	(84,068)	169,500	(44,167)	125,333
	$2,246,733	$995,568	$934,000	$(1,185,718)	$2,990,583	$(861,567)	$2,129,016

	Principal Balance 12/31/2019	New Notes/Adjustments	Notes assigned or exchanged	Notes converted	Principal Balance 3/31/2020	Less: Discount Balance	Net Principal Balance 3/31/2020
October 2016 Notes	$330,000	$-	$-	$-	$330,000	$-	$330,000
St. George Notes	617,663	-	-	-	617,663	-	617,663
BayBridge Notes	940,600	-	-	-	940,600	(170,833)	769,767
Bellridge Notes	496,000	-	-	-	496,000	(255,000)	241,000
Power Up Notes	106,820	-	-	-	106,820	(3,542)	103,278
Widjaja Note	330,000	-	-	-	330,000	-	330,000
GS Capital Notes	169,500	-	-	-	169,500	(21,667)	147,833
	$2,990,583	$-	$-	$-	$2,990,583	$(451,042)	$2,539,541

October 2016 Convertible Notes

On October 5, 2016, the Company entered into a securities purchase agreement with a private investor for the private placement of convertible notes with a principal value of $330,000. At Closing, the Company sold and issued these convertible notes in exchange for $330,000 of gross proceeds.

The convertible notes matured on December 31, 2017 and bear interest at a rate of 6% per annum, subject to increase to 24% per annum upon the occurrence and continuance of an event of default. Principal and accrued interest on the convertible notes is payable upon demand, the default interest rate has not been designated by the investor.

Outstanding principal and accrued interest on the convertible notes were $330,000 and $70,000, respectively as of March 31, 2020.

Subsequent to the date of this report, the October 2016 Convertible Notes were assigned to BD 1. Refer to the Debt Assignments section of Note 15. Subsequent Events for further discussion.

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

The aggregate derivative value of the notes was $558,000 as of December 31, 2019. This value was derived from Management's fair value assessment using the following assumptions: annual volatility of 46%, present value discount rate of 12%, and a dividend yield of 0%.

At March 31, 2020, pursuant to ASC Topic 815, Derivatives and Hedging, Management conducted a fair value assessment of the embedded derivatives associated with these notes. Engaging the services of Harper Hofer & Associates, LLC, a CPA firm specializing in these valuations, it was determined that a rational investor would not convert the notes, and would not expect to do so in the foreseeable future. The Company has reported doubt as to its ability to continue as a going concern since 2015. The Company scaled down operations and did not expect to ramp up until significant financing could be obtained and has been operating under these conditions for some time already, continuously chasing funding to continue operations.  Circumstances shifted in late 2019 and early 2020, making fundraising and continuing operations more difficult, thereby reducing liquidity and attractiveness of the common stock. These new circumstances made it clear to current and prospective investors that the Company would either file bankruptcy or restructure with a strategic investor. Accordingly, as of the valuation date, conversion of a debt instrument into common stock that cannot be sold in the marketplace would put the holder in a far less secure position compared to holding the instrument as debt. As a result of the fair value assessments, the Company recorded an aggregate net gain of $558,000 for the three months ended March 31, 2020, as "Change in fair value of derivatives and gain/loss on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect that the value of the embedded derivative had been eliminated as of March 31, 2020.

St. George Convertible Note

On September 8, 2017, the Company entered into a securities purchase agreement with St. George Investments, LLC ("St. George") for the private placement of $1,725,000 principal amount of the Company’s original issue discount convertible notes.

On September 11, 2017, the Company sold and issued a $1.7 million principal convertible note to St. George in exchange for $1.5 million of proceeds and paid $20,000 in financing costs. The original issue discount of $225,000, and the financing costs, will be charged to interest expense, ratably, over the life of the note.

This note matured on March 11, 2019. The note does not bear interest in the absence of an event of default. The note is due upon demand and an interest rate has not been designated by St. George.

Beginning six months after the issuance of the note, St. George may request that the Company make monthly partial redemptions of the note up to $150,000 per month. If St. George does not request the full $150,000 redemption amount in any one month, the unused portion of such monthly redemption amount can be added to future monthly redemption amounts; however, in no event, can the amount requested for any one month exceed $275,000.

Redemption amounts are payable by the Company in cash. Beginning ten months after the issuance of the convertible note, cash redemption payments by the Company will be subject to a 15% redemption premium.

Also beginning six months after the issuance of the convertible note, the Company has the option (subject to customary equity conditions) to pay redemption amounts in the form of shares of common stock. Payments in the form of shares would be calculated using a variable conversion price equal to the lower of (i) 85% of the average VWAP for the shares over the prior five trading days or (ii) the closing bid price for the shares on the prior trading day.

On May 1, 2018, effective as of April 3, 2018, the Company agreed to amend the variable conversion price formula outlined in the securities purchase agreement. As amended, payments in the form of shares would be calculated using a variable conversion price equal to the lower of (i) 60% of the lowest VWAP for the shares during the prior five trading days or (ii) the closing bid price for the shares on the prior trading day.

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

As of March 31, 2020, cash payments of $192,000 had been made on the convertible note, and $916,000 had been converted into 1.2 billion shares of the Company's common stock. The remaining balance on the note was $618,000 as of March 31, 2020.The following table summarizes the conversion activity of this note:

Conversion Period	Principal Converted	Interest Converted	Common Shares Issued
Q1 2018	$75,000	$-	187,500
Q2 2018	316,600	-	2,082,778
Q3 2018	102,500	-	3,142,333
Q4 2018	112,500	-	10,437,046
Q1 2019	106,750	-	58,503,244
Q2 2019	59,320	-	86,636,364
Q3 2019	89,000	-	457,222,222
Q4 2019	54,000	-	540,000,000
	$915,670	$-	1,158,211,487

Subsequent to the date of this report, the debt with St. George was assigned to BD 1. Refer to the Debt Assignments section of Note 15. Subsequent Events for further discussion.

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

The aggregate derivative value of the notes was $553,000 as of December 31, 2019. This value was derived from Management's fair value assessment using the following assumptions: annual volatility of 45%, present value discount rate of 12%, and a dividend yield of 0%.

At March 31, 2020, pursuant to ASC Topic 815, Derivatives and Hedging, Management conducted a fair value assessment of the embedded derivatives associated with these notes. Engaging the services of Harper Hofer & Associates, LLC, a CPA firm specializing in these valuations, it was determined that a rational investor would not convert the notes, and would not expect to do so in the foreseeable future. The Company has reported doubt as to its ability to continue as a going concern since 2015. The Company scaled down operations and did not expect to ramp up until significant financing could be obtained and has been operating under these conditions for some time already, continuously chasing funding to continue operations. Circumstances shifted in late 2019 and early 2020, making fundraising and continuing operations more difficult, thereby reducing liquidity and attractiveness of the common stock. These new circumstances made it clear to current and prospective investors that the Company would either file bankruptcy or restructure with a strategic investor. Accordingly, as of the valuation date, conversion of a debt instrument into common stock that cannot be sold in the marketplace would put the holder in a far less secure position compared to holding the instrument as debt. As a result of the fair value assessments, the Company recorded an aggregate net gain of $553,000 for the three months ended March 31, 2020, as "Change in fair value of derivatives and gain/loss on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect that the value of the embedded derivative had been eliminated as of March 31, 2020.

BayBridge Convertible Note

Between September 7, 2018 and August 22, 2019, the Company, entered into several securities exchange agreements with BayBridge Capital Fund LP ("BayBridge).

Pursuant to the terms of the exchange agreements, BayBridge agreed to surrender and exchange an several outstanding promissory notes with an aggregate principal balance of $1,050,000, and aggregate accrued interest of $97,000, for convertible notes with an aggregate principal amount of $1,430,000 and aggregate original issue discounts of $283,000.

As of March 31, 2020, aggregate principal of $489,400 and interest of $12,710 had been converted into 1 billion shares of common stock and no cash payments of principal or interest had been made on these exchange notes. The principal and accrued interest balances on the exchange notes, as of March 31, 2020, were $940,600 and $94,200, respectively.

The following table summarizes the conversion activity of these notes:

Conversion Period	Principal Converted	Interest Converted	Common Shares Issued
Q4 2018	$207,500	$4,303	16,008,198
Q1 2019	90,500	3,278	47,400,806
Q2 2019	88,500	2,079	141,822,223
Q3 2019	86,000	2,261	616,247,346
Q4 2019	16,900	789	176,886,700
	$489,400	$12,710	998,365,273

Subsequent to the date of this report, the debt with Baybridge was assigned to BD 1. Refer to the Debt Assignments section of Note 15. Subsequent Events for further discussion.

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

At December 31, 2019, the aggregate derivative liability associated with was $932,000. This value was derived from Management's fair value assessment using the following assumptions: annual volatility of 46%, present value discount rate of 12%, and a dividend yield of 0%.

At March 31, 2020, pursuant to ASC Topic 815, Derivatives and Hedging, Management conducted a fair value assessment of the embedded derivatives associated with these notes. Engaging the services of Harper Hofer & Associates, LLC, a CPA firm specializing in these valuations, it was determined that a rational investor would not convert the notes, and would not expect to do so in the foreseeable future. The Company has reported doubt as to its ability to continue as a going concern since 2015. The Company scaled down operations and did not expect to ramp up until significant financing could be obtained and has been operating under these conditions for some time already, continuously chasing funding to continue operations. Circumstances shifted in late 2019 and early 2020, making fundraising and continuing operations more difficult, thereby reducing liquidity and attractiveness of the common stock. These new circumstances made it clear to current and prospective investors that the Company would either file bankruptcy or restructure with a strategic investor. Accordingly, as of the valuation date, conversion of a debt instrument into common stock that cannot be sold in the marketplace would put the holder in a far less secure position compared to holding the instrument as debt. As a result of the fair value assessments, the Company recorded an aggregate net gain of $932,000 for the three months ended March 31, 2020, as "Change in fair value of derivatives and gain/loss on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect that the value of the embedded derivative had been eliminated as of March 31, 2020.

Bellridge Convertible Notes

On July 25, 2018, the Company, entered into a securities exchange agreement with Bellridge Capital, LP ("Bellridge"). Pursuant to the terms of the exchange agreement, the investor agreed to surrender and exchange a promissory note with a principal balance of $275,000 and accrued interest of $20,000. In exchange, the Company issued to the investor an unsecured convertible note with an aggregate principal amount of $300,000. The original issue discount of $5,000 was charged to interest expense upon issuance. The exchange note is not secured, has an interest rate of 12% per annum, and matured on January 25, 2019. From and after the date of issuance of this note and then at any time until the note is fully paid, the investor had the right to convert any outstanding and unpaid principal into shares of the Company's common stock at a variable conversion price equal to the lesser of (i) a price equal to $0.20, or (ii) 80% of the lowest traded price for the shares over the prior ten trading days. This Exchange Note was fully converted during the year ended December 31, 2019.

On September 14, 2018, the “Company, issued a new $150,000 convertible note in a private placement to Bellridge. The note is not secured, contains no registration rights, has an interest rate of 12% per annum, matured on September 14, 2019, and contains standard and customary events of default including but not limited to: (i) failure to make payments when due under the note, and (ii) bankruptcy or insolvency of the Company. All principal and interest on the note are due upon demand.

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

As of March 31, 2020, an aggregate principal of $488,000 and interest of $30,000, on the Bellridge convertible notes had been converted into 1.1 billion shares of common stock and no cash payments of principal or interest had been made. The aggregate principal and accrued interest balances as of March 31, 2020 were $496,000 and $74,000, respectively.

The following table summarizes the conversion activity of these notes:

Conversion Period	Principal Converted	Interest Converted	Common Shares Issued
Q3 2018	$137,500	$2,104	3,716,105
Q4 2018	107,500	4,000	7,554,399
Q1 2019	65,615	4,507	38,696,339
Q2 2019	47,385	3,874	68,142,087
Q3 2019	89,000	9,779	529,061,862
Q4 2019	41,000	5,404	464,037,300
	$488,000	$29,668	1,111,208,092

Subsequent to the date of this report, the debt with Bellridge was partially converted into common stock and the remainder was assigned to BD 1. Refer to the Note Conversions and Debt Assignments sections of Note 15. Subsequent Events for further discussion.

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

At December 31, 2019, the aggregate derivative liability associated with these notes was $744,000. This value was derived from Management's fair value assessment using the following assumptions: annual volatility of 42%, present value discount rate of 12%, and a dividend yield of 0%.

At March 31, 2020, pursuant to ASC Topic 815, Derivatives and Hedging, Management conducted a fair value assessment of the embedded derivatives associated with these notes. Engaging the services of Harper Hofer & Associates, LLC, a CPA firm specializing in these valuations, it was determined that a rational investor would not convert the notes, and would not expect to do so in the foreseeable future. The Company has reported doubt as to its ability to continue as a going concern since 2015. The Company scaled down operations and did not expect to ramp up until significant financing could be obtained and has been operating under these conditions for some time already, continuously chasing funding to continue operations. Circumstances shifted in late 2019 and early 2020, making fundraising and continuing operations more difficult, thereby reducing liquidity and attractiveness of the common stock. These new circumstances made it clear to current and prospective investors that the Company would either file bankruptcy or restructure with a strategic investor. Accordingly, as of the valuation date, conversion of a debt instrument into common stock that cannot be sold in the marketplace would put the holder in a far less secure position compared to holding the instrument as debt. As a result of the fair value assessments, the Company recorded an aggregate net gain of $744,000 for the three months ended March 31, 2020, as "Change in fair value of derivatives and gain/loss on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect that the value of the embedded derivative had been eliminated as of March 31, 2020.

PowerUp Convertible Notes

During 2018 and 2019, the Company entered into six securities purchase agreements with Power Up Lending Group, LTD ("Power Up"), for the private placement of three convertible notes with an aggregate principal amount of $376,000.

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

As of March 31, 2020, three of the notes had been converted in full. The aggregate principal and interest converted was $267,680 and $9,000, respectively, into 578.8 million shares of common stock. No cash payments of principal or interest had been made. The aggregate principal and accrued interest balances as of March 31, 2020 were $117,000 and $11,000, respectively.

The following table summarizes the conversion activity of these notes:

Conversion Period	Principal Converted	Interest Converted	Common Shares Issued
Q1 2019	$182,500	$7,300	95,014,902
Q2 2019	42,500	1,700	47,155,556
Q3 2019	14,600	-	155,824,176
Q4 2019	28,080	-	280,800,000
	$267,680	$9,000	578,794,634

Subsequent to the date of this report, the debt with Power Up was assigned to BD 1. Refer to the Debt Assignments section of Note 15. Subsequent Events for further discussion.

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

At December 31, 2019, the aggregate derivative liability associated with these notes was $117,000. This value was derived from Management's fair value assessment using the following assumptions: annual volatility of 46%, present value discount rate of 12%, and a dividend yield of 0%.

At March 31, 2020, pursuant to ASC Topic 815, Derivatives and Hedging, Management conducted a fair value assessment of the embedded derivatives associated with these notes. Engaging the services of Harper Hofer & Associates, LLC, a CPA firm specializing in these valuations, it was determined that a rational investor would not convert the notes, and would not expect to do so in the foreseeable future. The Company has reported doubt as to its ability to continue as a going concern since 2015. The Company scaled down operations and did not expect to ramp up until significant financing could be obtained and has been operating under these conditions for some time already, continuously chasing funding to continue operations. Circumstances shifted in late 2019 and early 2020, making fundraising and continuing operations more difficult, thereby reducing liquidity and attractiveness of the common stock. These new circumstances made it clear to current and prospective investors that the Company would either file bankruptcy or restructure with a strategic investor. Accordingly, as of the valuation date, conversion of a debt instrument into common stock that cannot be sold in the marketplace would put the holder in a far less secure position compared to holding the instrument as debt. As a result of the fair value assessments, the Company recorded an aggregate net gain of $117,000 for the three months ended March 31, 2020, as "Change in fair value of derivatives and gain/loss on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect that the value of the embedded derivative had been eliminated as of March 31, 2020.

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

As of March 31, 2020, no principal and no interest had been converted into shares of common stock and no cash payments of principal or interest had been made. The aggregate principal and accrued interest balances as of March 31, 2020 were $330,000 and $48,000, respectively.

Subsequent to the date of this report, the debt with Widjaja was assigned to BD 1. Refer to the Debt Assignments section of Note 15. Subsequent Events for further discussion.

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

The derivative value of the notes was $167,000 as of December 31, 2019. This value was derived from Management's fair value assessment using the following assumptions: annual volatility of 46%, present value discount rate of 12%, and a dividend yield of 0%.

At March 31, 2020, pursuant to ASC Topic 815, Derivatives and Hedging, Management conducted a fair value assessment of the embedded derivatives associated with these notes. Engaging the services of Harper Hofer & Associates, LLC, a CPA firm specializing in these valuations, it was determined that a rational investor would not convert the notes, and would not expect to do so in the foreseeable future. The Company has reported doubt as to its ability to continue as a going concern since 2015. The Company scaled down operations and did not expect to ramp up until significant financing could be obtained and has been operating under these conditions for some time already, continuously chasing funding to continue operations. Circumstances shifted in late 2019 and early 2020, making fundraising and continuing operations more difficult, thereby reducing liquidity and attractiveness of the common stock. These new circumstances made it clear to current and prospective investors that the Company would either file bankruptcy or restructure with a strategic investor. Accordingly, as of the valuation date, conversion of a debt instrument into common stock that cannot be sold in the marketplace would put the holder in a far less secure position compared to holding the instrument as debt. As a result of the fair value assessments, the Company recorded an aggregate net gain of $167,000 for the three months ended March 31, 2020, as "Change in fair value of derivatives and gain/loss on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect that the value of the embedded derivative had been eliminated as of March 31, 2020.

 GS Capital Convertible Note

On February 22, 2019, the Company sold and issued to GS Capital Partners, LLC (“GS”) a $108,000 aggregate principal amount unsecured convertible promissory note in exchange for $75,000 of gross proceeds, $6,000 in financing costs, and $27,000 of premium associated with the assignment of a note from a former investor. On August 26, 2019, the Company sold and issued to GS, an additional unsecured convertible promissory note in the amount of $70,500.

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

As of March 31, 2020, principal of $84,000 and interest of $6,000 had been converted into 473.4 million shares of common stock and no cash payments of principal or interest had been made. The aggregate principal and accrued interest balances as of March 31, 2020 were $170,000 and 12,000, respectively.

The following table summarizes the conversion activity of these notes:

Conversion Period	Principal Converted	Interest Converted	Common Shares Issued
Q2 2019	$15,000	$763	17,321,692
Q3 2019	57,718	4,284	335,425,736
Q4 2019	11,350	719	120,697,800
	$84,068	$5,766	473,445,228

Subsequent to the date of this report, the debt with GS was assigned to BD 1. Refer to the Debt Assignments section of Note 15. Subsequent Events for further discussion.

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

The aggregate derivative value of these notes was $182,000 as of December 31, 2019. This value was derived from Management's fair value assessment using the following assumptions: annual volatility of 46%, present value discount rate of 12%, and a dividend yield of 0%.

At March 31, 2020, pursuant to ASC Topic 815, Derivatives and Hedging, Management conducted a fair value assessment of the embedded derivatives associated with these notes. Engaging the services of Harper Hofer & Associates, LLC, a CPA firm specializing in these valuations, it was determined that a rational investor would not convert the notes, and would not expect to do so in the foreseeable future. The Company has reported doubt as to its ability to continue as a going concern since 2015. The Company scaled down operations and did not expect to ramp up until significant financing could be obtained and has been operating under these conditions for some time already, continuously chasing funding to continue operations. Circumstances shifted in late 2019 and early 2020, making fundraising and continuing operations more difficult, thereby reducing liquidity and attractiveness of the common stock. These new circumstances made it clear to current and prospective investors that the Company would either file bankruptcy or restructure with a strategic investor. Accordingly, as of the valuation date, conversion of a debt instrument into common stock that cannot be sold in the marketplace would put the holder in a far less secure position compared to holding the instrument as debt. As a result of the fair value assessments, the Company recorded an aggregate net gain of $182,000 for the three months ended March 31, 2020, as "Change in fair value of derivatives and gain/loss on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect that the value of the embedded derivative had been eliminated as of March 31, 2020.

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

The Series A Preferred Stock may be converted into shares of common stock at the option of the Company if the closing price of the common stock exceeds $232, as adjusted, for twenty consecutive trading days, or by the holder at any time. The Company has the right to redeem the Series A Preferred Stock at a price of $8.00 per share, plus any accrued and unpaid dividends, plus the make-whole amount (if applicable). At March 31, 2020, the preferred shares were not eligible for conversion to common shares at the option of the Company. The holder of the preferred shares may convert to common shares at any time, at no cost, at a ratio of 1 preferred share into 1 common share (subject to standard ratable anti-dilution adjustments). Upon any conversion (whether at the option of the Company or the holder), the holder is entitled to receive any accrued but unpaid dividends.

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

During the year ended December 31, 2019, 12,656 shares of Series A Preferred Stock, plus $71,000 of accrued dividends, were converted into 9.8 million shares of common stock at a conversion rate of $0.0072. As of March 31, 2020, there were 48,100 shares of Series A Preferred Stock outstanding and accrued and unpaid dividends of $331,222.

NOTE 13. STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

At March 31, 2020, the Company had 20 billion shares of common stock, $0.0001 par value, authorized for issuance. Each share of common stock has the right to one vote. As of March 31, 2020, the Company had 4,759,161,650 shares of common stock outstanding. The Company has not declared or paid any dividends related to the common stock through March 31, 2020.

Preferred Stock

At March 31, 2020, the Company had 25,000,000 shares of preferred stock, $0.0001 par value, authorized for issuance. Preferred stock may be issued in classes or series. Designations, powers, preferences, rights, qualifications, limitations and restrictions are determined by the Company’s Board of Directors.

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

Series A Preferred Stock

Refer to Note 12 for Series A Preferred Stock activity.

Series B-1, B-2, C, D, D-1, E, F, G, H, I, J, J-1, and K Preferred Stock

There were no transactions involving the Series B-1, B-2, C, D, D-1, H, I, J, J-1, or K during the three months ended March 31, 2020 and 2019.

NOTE 14. EQUITY PLANS AND SHARE-BASED COMPENSATION

Share-Based Compensation: The Company measures share-based compensation cost at the grant date based on the fair value of the award and recognizes this cost as an expense over the grant recipients’ requisite service periods for all awards made to employees, officers, directors and consultants.

The share-based compensation expense recognized in the Consolidated Statements of Operations was as follows:

	For the Three Months Ended March 31,
	2020	2019
Research and development	$—	$—
Selling, general and administrative	—	4,346
Total share-based compensation cost	$—	$4,346

Stock Options: There was no expense recorded for the three months ended March 31, 2020 related to stock option awards. The Company recognized share-based compensation expense for stock options of $4,346 to officers, directors and employees for the three months ended March 31, 2019 related to stock option awards, reduced for forfeitures. There were no option grants during the three months ended March 31, 2020 or 2019.

As of March 31, 2020, there were no unvested stock options. As of March 31, 2020, 97 shares were vested and 120 shares remained available for future grants under the Option Plan.

The following table summarizes stock option activity within the Stock Option Plan

	Stock Option Shares	Weighted Average Remaining Contractual Life in Years
Outstanding at December 31, 2018	110	5.18
Granted	—
Exercised	—
Canceled	(13)
Outstanding at December 31, 2019	97	4.68
Granted	—
Exercised	—
Canceled	—
Outstanding and Exercisable at March 31, 2020	97	4.43

Restricted Stock: The Company did not recognized share-based compensation expense related to restricted stock grants for the three months ended March 31, 2020 or for the year ended December 31, 2019. There were no restricted stock grants for the periods ended March 31, 2020 and December 31, 2019.

As of March 31, 2020, there was no unrecognized share-based compensation expense from unvested restricted stock, no shares were expected to vest in the future, and 496 shares remained available for future grants under the Restricted Stock Plan.

NOTE 15. SUBSEQUENT EVENTS

The Company was in a dormant status for most of 2020 due to financial constraints as well as delays in reorganization and fund-raising efforts due to the impact of COVID-19. Below is the sequence of events subsequent to March 31, 2020:

Note Conversions

On April 7, 2020, Bellridge (refer to Note 12. Convertible Notes) converted $23,000 of principal and $1,000 of interest into 235.4 million shares of common stock.

On April 17, 2020, Bellridge (refer to Note 12. Convertible Notes) converted $23,000 of principal and $1,000 of interest into 236.0 million shares of common stock.

Baybridge Capital Promissory Note

On May 1, 2020, $115,000 of proceeds received between September and November of 2019 were documented into a non-convertible promissory note. The promissory note was issued with an original issue discount of $35,000, which will be recorded as interest expense ratably over the term of the note, resulting in a principal balance of $150,000. This note bears interest at 12% per annum and matures on May 1, 2021. All principal and interest is payable upon maturity. Refer to Note 11. Promissory Notes for further discussion on the funds received. This note was assigned to BD 1. Please refer to the Debt Assignments section below for further information.

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

On September 25, 2020, the Penumbra Note was assigned to Crowdex Investment, LLC (“Crowdex”).

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

Debt Assignments

During September 2020, a number of the Company’s investors entered into assignment agreements to sell their existing debt to BD 1. Please refer to Notes 9, 10, and 11, for more information. The assignments transferred ownership of the following debts:

•

The outstanding principal and interest of $2.16 million and $417,000, respectively, related to the St. George Secured Promissory Notes discussed in Note 9 was assigned to BD 1. The terms of the notes remained the same.

•

The outstanding principal and interest of $495,000 and $187,000, respectively, related to the Investor 1 Promissory Notes discussed in Note 10 was assigned to BD 1. The terms of the notes remained the same.

•

The outstanding principal and interest of $650,000 and $86,000, respectively, related to the Investor 2 Promissory Notes discussed in Note 10 was assigned to BD 1. The terms of the notes remained the same.

•

The outstanding principal and interest of $330,000 and $79,000, respectively, related to the October 2016 Convertible Notes discussed in Note 11 was assigned to BD 1. The terms of the notes remained the same.

•	The outstanding principal of $618,000, related to the St. George Convertible Note discussed in Note 11 was assigned to BD 1. The terms of the note remained the same.
•

The outstanding principal and interest of $941,000 and $152,000, respectively, related to the Baybridge Convertible Notes discussed in Note 11 was assigned to BD 1. The terms of the notes remained the same.

•

The outstanding principal and interest of $677,000 and $121,000, respectively, related to the Bellridge Convertible Notes discussed in Note 11 was assigned to BD 1. The terms of the notes remained the same.

•

The outstanding principal and interest of $107,000 and $16,000, respectively, related to the Power Up Convertible Notes discussed in Note 11 was assigned to BD 1. The terms of the notes remained the same.

•

The outstanding principal and interest of $330,000 and $68,000, respectively, related to the Widjaja Convertible Notes discussed in Note 11 was assigned to BD 1. The terms of the notes remained the same.

•

The outstanding principal and interest of $170,000 and $19,000, respectively, related to the GS Capital Convertible Notes discussed in Note 11 was assigned to BD 1. The terms of the notes remained the same.

On December 18, 2020, the notes assigned to BD 1 were exchanged into new notes. Refer to the BD 1 Exchange Agreement section below for further information.

GI Exchange Agreement

On September 9, 2020, the Company entered into a securities exchange agreement (“GI Exchange Agreement”) with Global Ichiban Limited (“GI”). Pursuant to the terms of the GI Exchange Agreement, GI agreed to surrender and exchange all of its existing outstanding promissory notes with an aggregate principal balance of $6,313,387 (including accrued interest). In exchange, the Company issued to GI a secured convertible promissory note with a principal amount of $6,400,000.00 (“GI Exchange Note”).

The GI Exchange Note will mature on September 30, 2022. Principal on the GI Exchange Note, if not converted, will be payable in a lump sum on September 30, 2022. The GI Exchange Note will not bear any accrued interest but bears a default interest rate of 18% in the event of a default under the GI Exchange Note.

GI shall have the right, after 6 months from the date of issuance of the GI Exchange Note and then at any time until the GI Exchange Note is fully paid, to convert any outstanding and unpaid principal and interest into shares of Common Stock at a variable conversion price equal to 80% of the average closing bid price for the shares over the prior five trading days.

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

Settlement Agreements

On September 11, 2020, the Company entered into a settlement agreement (the “Settlement Agreement A”) with Vendor 1, discussed further in Note 7. Notes Payable. Pursuant to Settlement Agreement A, the Company paid $120,000 on September 23, 2020 as the full and final settlement of all amounts owed between the parties. Following such payment, a satisfaction of an existing judgment in favor of such law firm was filed in Adams County Colorado. The Company will book a gain of approximately $1.1 million relating to Settlement Agreement A.

On September 11, 2020, the Company entered into a settlement agreement (the “Settlement Agreement B”) with a creditor holding a Note Payable, discussed further in Note 7. Notes Payable. Pursuant to Settlement Agreement B, the Company paid $20,000 on September 18, 2020 as the full and final settlement of all amounts owed between the parties. The Company will book a gain of approximately $200,000 relating to Settlement Agreement B.

Series 1A Preferred Stock – Tranche 1 Closing

On September 22, 2020, the Company entered into a securities purchase agreement (“Series 1A SPA”) with Crowdex, for the private placement of up to $5,000,000 of the Company’s newly designated Series 1A Convertible Preferred Stock (“Series 1A Preferred Stock”).

The Company sold 2,000 shares of Series 1A Preferred Stock to Crowdex in exchange for $2,000,000 of gross proceeds at an initial closing under the Series 1A SPA on September 22, 2020.

In November 2020, Crowdex converted 1,200 shares of outstanding Series 1A Preferred Stock into 12,000,000,000 shares of Common Stock.

Crowdex Note

On November 27, 2020, the Company issued to Crowdex a $500,000 unsecured convertible promissory note (“Crowdex Note”) and received $500,000 of gross proceeds from the offering of the Crowdex Note. On December 31, 2020, this note was cancelled in exchange for 500 shares of Series 1A Preferred Stock. Refer to the Series 1A Preferred Stock – Tranche 2 Closing section below for further information.

BD 1 Exchange Agreement

On December 18, 2020, the Company entered into a securities exchange agreement (“BD1 Exchange Agreement”) with BD 1. BD 1 had previously acquired all of the Company’s existing outstanding unsecured notes (other than notes held by GI and Crowdex) from the original note holders.

Pursuant to the terms of the BD1 Exchange Agreement, BD 1 agreed to surrender and exchange all of its outstanding promissory notes with principal balances of approximately $10.4 million (including accrued interest and default penalties). In exchange, the Company issued to BD 1 two unsecured convertible notes with an aggregate principal amount of $10,500,000 (“BD1 Exchange Notes”). The BD1 Exchange Notes will mature on December 18, 2025. BD 1 has the right, at any time until the BD1 Exchange Notes are fully paid, to convert any outstanding and unpaid principal and interest into shares of Common Stock at a fixed conversion price equal to $0.0001 per share. Accordingly, the Company would issue 105,000,000,000 shares of Common Stock upon a full conversion of the BD 1 Exchange Notes.

Series 1A Preferred Stock – Tranche 2 Closing

On December 31, 2020 the Company sold 500 shares of Series 1A Preferred Stock to Crowdex in exchange for the cancellation of the above-mentioned Crowdex Note issued on November 27, 2020. There were no additional cash proceeds from this closing.

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

Overview

We are a company formed to commercialize flexible PV modules using our proprietary technology. For the three months ended March 31, 2020, we generated $4,090 of revenue. Product sales accounted for 100% of total revenue. As of March 31, 2020, we had an accumulated deficit of $417,008,036.

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

In March 2018, Ascent successfully shipped to a European based customer for a lighter-than-air, helium-filled airship project based on our newly developed ultra-light modules with substrate material than half of the thickness of our standard modules. In 2019, Ascent completed a repeat order from the same customer who had since established its airship development operation in the US. In 2020, Ascent received a third and enlarged order from the same customer and is scheduled to complete the order in March 2021.

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

Basis of Presentation: The accompanying condensed consolidated financial statements (unaudited) have been derived from the accounting records of Ascent Solar Technologies, Inc., Ascent Solar (Asia) Pte. Ltd., and Ascent Solar (Shenzhen) Co., Ltd. (collectively, "the Company") as of March 31, 2020 and December 31, 2019, and the results of operations for the three and three months ended March 31, 2020 and 2019. Ascent Solar (Shenzhen) Co., Ltd. is wholly owned by Ascent Solar (Asia) Pte. Ltd., which is wholly owned by Ascent Solar Technologies, Inc. All significant inter-company balances and transactions have been eliminated in the accompanying consolidated financial statements.

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

The Company’s significant accounting policies were described in Note 3 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. There have been no significant changes to our accounting policies as of March 31, 2020.

Results of Operations

Comparison of the Three months ended March 31, 2020 and 2019

Revenues. Our revenues were $4,090 for the three months ended March 31, 2020 compared to $215,384 for the three months ended March 31, 2019, a decrease of $211,294, due primarily to reduced operations in the current period.

Cost of revenues. Our Cost of revenues for the three months ended March 31, 2020 was $72,706 compared to $91,436 for the three months ended March 31, 2019, a decrease of $18,730. The decrease in cost of revenues is mainly due to the decrease in materials and labor costs as a result of a decrease in production for the three months ended March 31, 2020 compared to 2019. Cost of revenues for the three months ended March 31, 2020 is comprised primarily of direct labor and overhead. Management believes our factory is currently significantly under-utilized, and a substantial increase in revenue would result in marginal increases to Direct Labor and Overhead included in the Cost of revenues. As such management’s focus going forward is to improve gross margin through increased sales and improved utilization of our factory. We are currently pursuing high-value PV markets.

Research, development and manufacturing operations. Research, development and manufacturing operations costs were $159,464 for the three months ended March 31, 2020, compared to $489,063 for the three months ended March 31, 2019, a decrease of $329,599. The decrease in costs is due primarily to reduced operations in the current period. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. Research, development and manufacturing operations costs also include costs related to technology development and governmental contracts.

Selling, general and administrative. Selling, general and administrative expenses were $69,522 for the three months ended March 31, 2020, compared to $508,375 for the three months ended March 31, 2019, a decrease of $438,853. The decrease in costs is due primarily to reduced operations in the current period.

Other Income/Expense, net. Other net income was $6,746,058 for the three months ended March 31, 2020, compared to a other net income of $4,180,579 for the three months ended March 31, 2019, an improvement of $2,565,479. The improvement is due primarily to the change in fair value of derivative liabilities.

Net Income. Our Net Income was $6,392,193 for the three months ended March 31, 2020, compared to a Net Income of $3,240,737 for the three months ended March 31, 2019, an improvement of $3,151,456. The improvement is due primarily to the change in fair value of the derivative liabilities.

The increase of $3,151,447 in Net Income for the three months ended March 31, 2020 can be summarized in variances in significant account activity as follows:

Increase (Decrease) in Net Income For the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019
Revenues	(211,294)
Cost of Revenue	18,730
Research, development and manufacturing operations	329,599
Selling, general and administrative expenses	438,853
Depreciation and Amortization Expense	10,089
Other Income / Expense
Other income	259,600
Interest Expense	1,595,556
Non-Cash Change in Fair Value of Derivatives and Gain/Loss on Extinguishment of Liabilities, net	710,323
Increase (Decrease) in Net Income	3,151,456

Liquidity and Capital Resources

The Company has continued limited PV production at its manufacturing facility. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented its product strategy. During the three months ended March 31, 2020 the Company used $249,443 in cash for operations.

Additional projected product revenues are not anticipated to result in a positive cash flow position for the years 2020 and 2021 overall and, as of March 31, 2020, the Company has negative working capital. As such, cash liquidity sufficient for the next twelve months will require additional financing.

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

Statements of Cash Flows Comparison of the Three months ended March 31, 2020 and 2019

For the three months ended March 31, 2020, our cash used in operations was $249,443 compared to $1,161,889 for the three months ended March 31, 2020, a decrease of $912,446. The decrease is primarily the result of reduced operations during the current period. For the three months ended March 31, 2020, cash provided by investing activities was $254,443 compared to cash used in investing activities of $2,131 for the three months ended March 31, 2019. This change was primarily the result of an increase in proceeds from the sale of assets. During the three months ended March 31, 2020, negative operating cash flows of $249,443 were funded through $254,600 in asset sales.

Off Balance Sheet Transactions

As of March 31, 2020, we did not have any off balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

We hold no significant funds and have no future obligations denominated in foreign currencies as of March 31, 2020.

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

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our cash equivalents and investment portfolio. As of March 31, 2020, our cash equivalents consisted only of operating accounts held with financial institutions. From time to time, we hold restricted funds, money market funds, investments in U.S. government securities and high quality corporate securities. The primary objective of our investment activities is to preserve principal and provide liquidity on demand, while at the same time maximizing the income we receive from our investments without significantly increasing risk. The direct risk to us associated with fluctuating interest rates is limited to our investment portfolio, and we do not believe a change in interest rates will have a significant impact on our financial position, results of operations, or cash flows.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Our management conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of March 31, 2020. Based on this evaluation, our management concluded the design and operation of our disclosure controls and procedures were not effective as of March 31, 2020.

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

Under the supervision of the Audit Committee of the Board of Directors and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded our internal controls over financial reporting were not effective as of March 31, 2020. Our management reviewed the results of its assessment with the Audit Committee.

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

Material Weakness

Based on our assessment and the criteria used, management concluded that our internal control over financial reporting as of March 31, 2020 was not effective due to the material weaknesses described as follows:

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

•

Accounting for the Company's inventory and cost of revenue was lacking for the preparation of the March 31, 2020 financial statements. Miscalculations in these areas could impact the Company's current assets, revenues, operating results, and cash flows.

•

Accounting for the Company’s debt and equity securities was lacking for preparation of the March 31, 2020 financial statements. Miscalculations in this area could impact the Company’s liability, equity, and other expenses.

The control deficiencies described above created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis.

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

The Company’s financial challenges continued during the three months ended March 31, 2020, however, as discussed in Note 15. Subsequent Events, the Company received funding during the second half of 2020 and began to bring the Company back into operating status. The Company plans to execute the following steps, going forward, to remediate the aforementioned material weaknesses in its internal control over financial reporting:

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

Changes in Internal Control Over Financial Reporting

Except for the identification and mitigation of the material weaknesses noted above, there were no other changes in internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the updated risk factors in our 2019 Annual Report on Form 10-K filed on January 29, 2021, which could materially affect our business, financial condition or future results. The risks described in our 2019 Annual Report on Form 10-K filed on January 29, 2021 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

ASCENT SOLAR TECHNOLOGIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 5th day of March, 2021.

ASCENT SOLAR TECHNOLOGIES, INC.

March 5, 2021	By:	/s/ VICTOR LEE
Lee Kong Hian (aka Victor Lee) President and Chief Executive Officer (Principal Executive Officer)

March 5, 2021	By:	/s/ MICHAEL J. GILBRETH
Michael J. Gilbreth Chief Financial Officer (Principal Financial and Accounting Officer)