Form 10-Q
period 2020-06-30
Ascent Solar Technologies, Inc.
filed 2021-03-18
CIK 1350102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of March 18, 2021, there were 18,345,583,471 shares of our common stock issued and outstanding.

ASCENT SOLAR TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

Quarterly Period Ended June 30, 2020

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

References to “we,” “us,” “our,” “Ascent,” “Ascent Solar” or the “Company” in this Report mean Ascent Solar Technologies, Inc.

ASCENT SOLAR TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$314,874	$-
Trade receivables, net of allowance of $45,882 and $46,023, respectively	-	-
Inventories, net	510,049	533,892
Prepaid and other current assets	45,323	51,598
Total current assets	870,246	585,490
Property, Plant and Equipment:	32,304,570	32,911,969
Accumulated depreciation	(28,157,649)	(28,677,350)
	4,146,921	4,234,619
Other Assets:
Patents, net of accumulated amortization of $445,136 and $421,181, respectively	789,598	813,397
	789,598	813,397
Total Assets	5,806,765	5,633,506

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$1,343,979	$1,663,316
Related party payables	460,173	460,173
Accrued expenses	2,120,472	1,624,564
Accrued Interest	2,771,177	2,107,401
Notes Payable	1,501,530	1,506,530
Current portion of long-term debt	6,400,406	6,075,307
Secured promissory notes, net of discount of $306,230 and $837,242, respectively	6,866,667	6,335,655
Promissory notes, net of discount of $21,000 and $16,666, respectively	1,316,637	1,092,771
Convertible notes, net of discount of $166,250 and $861,567, respectively	3,029,333	2,129,016
Embedded Derivative Liability	-	7,717,150
Total current liabilities	25,810,374	30,711,883
Long-Term Debt	-	-
Accrued Warranty Liability	20,808	28,404

Stockholders’ Deficit:
Series A preferred stock, $.0001 par value; 750,000 shares authorized; 48,100 and 48,100 shares issued and outstanding, respectively ($728,181 and $703,863 Liquidation Preference, respectively)	5	5
Common stock, $0.0001 par value, 20,000,000,000 authorized; 5,230,490,450 and 4,759,161,650 shares issued and outstanding, respectively	523,049	475,917
Additional paid in capital	397,817,526	397,817,526
Accumulated Deficit	(418,364,997)	(423,400,229)
Total stockholders’ deficit	(20,024,417)	(25,106,781)
Total Liabilities and Stockholders’ Deficit	$5,806,765	$5,633,506

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Products	$50,062	$74,368	$54,152	$289,752
Total Revenues	50,062	74,368	54,152	289,752
Costs and Expenses
Costs of Revenue	22,923	117,118	95,628	208,554
Research and development	176,067	129,003	335,532	618,072
Selling, general and administrative	119,870	403,915	189,393	912,284
Depreciation and Amortization	55,389	60,657	111,651	127,009
Total Costs and Expenses	374,249	710,693	732,204	1,865,919
Loss from Operations	(324,187)	(636,325)	(678,052)	(1,576,167)
Other Income/(Expense)
Other Income/(Expense), net	-	836,500	259,600	836,500
Interest Expense	(1,032,774)	(2,006,195)	(2,263,466)	(4,832,443)
Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net	-	(2,087,662)	7,717,150	4,919,165
Total Other Income/(Expense)	(1,032,774)	(3,257,357)	5,713,284	923,222
Net Income/(Loss)	$(1,356,961)	$(3,893,682)	$5,035,232	$(652,945)
Net Income/(Loss) Per Share (Basic)	$(0.0003)	$(0.008)	$0.0010	$(0.002)
Net Income/(Loss) Per Share (Diluted)	$(0.0003)	$(0.008)	$0.0001	$(0.002)
Weighted Average Common Shares Outstanding (Basic)	5,168,303,334	502,683,383	4,963,732,492	322,858,204
Weighted Average Common Shares Outstanding (Diluted)	5,168,303,334	502,683,383	65,019,562,492	322,858,204

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

For the Three and Six Months Ended June 30, 2020

	Series A Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2019	48,100	$5	4,759,161,650	$475,917	$397,817,526	$(423,400,229)	$(25,106,781)
Net Income						6,392,193	6,392,193
Balance at March 31, 2020	48,100	5	4,759,161,650	475,917	397,817,526	(417,008,036)	(18,714,588)
Interest and Dividend Expense paid with Common Stock	-	-	21,328,800	2,132	-	-	2,132
Conversion of Bellridge Note into Common Shares	-	-	450,000,000	45,000	-	-	45,000
Net Loss						(1,356,961)	(1,356,961)
Balance at June 30, 2020	48,100	$5	5,230,490,450	$523,049	$397,817,526	$(418,364,997)	$(20,024,417)

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

For the Three and Six Months Ended June 30, 2019

	Series A Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2018	60,756	$6	63,537,885	$6,354	$395,889,712	$(418,531,968)	$(22,635,896)
Interest and Dividend Expense paid with Common Stock	-	-	17,938,692	1,794	83,817	-	85,611
Conversion of St.George Note into Common Shares	-	-	58,503,244	5,850	100,900	-	106,750
Conversion of Global Ichiban Note into Common Shares	-	-	9,595,327	960	114,040	-	115,000
Conversion of BayBridge Note into Common Shares	-	-	46,461,277	4,646	85,854	-	90,500
Conversion of Bellridge Note into Common Shares	-	-	36,166,781	3,617	61,999	-	65,616
Conversion of PowerUp Note into Common Shares	-	-	90,340,694	9,034	173,466	-	182,500
Conversion of Series A Preferred Stock into Common Shares	(12,656)	(1)	1	-	1	-	-
Loss on Extinguishment of Liabilities	-	-	-	-	382,834	-	382,834
Stock based compensation	-	-	-	-	4,346	-	4,346
Net Income						3,240,737	3,240,737
Balance at March 31, 2019	48,100	5	322,543,901	32,255	396,896,969	(415,291,231)	(18,362,002)
Interest and Dividend Expense paid with Common Stock	-	-	11,279,709	1,127	7,279	-	8,406
Conversion of St.George Note into Common Shares	-	-	86,636,363	8,664	50,656	-	59,320
Conversion of BayBridge Note into Common Shares	-	-	138,461,538	13,846	74,654	-	88,500
Conversion of Bellridge Note into Common Shares	-	-	62,950,121	6,295	41,089	-	47,384
Conversion of PowerUp Note into Common Shares	-	-	45,266,667	4,527	37,973	-	42,500
Conversion of GS Capital Note into Common Shares	-	-	16,483,516	1,648	13,352	-	15,000
Stock issued for fees	-	-	12,467,522	1,247	6,813	-	8,060
Loss on Extinguishment of Liabilities	-	-	-	-	113,433	-	113,433
Stock based compensation	-	-	-	-	16,404	-	16,404
Net Loss						(3,893,682)	(3,893,682)
Balance at June 30, 2019	48,100	$5	696,089,337	$69,609	$397,258,622	$(419,184,913)	$(21,856,677)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	June 30,
	2020	2019
Operating Activities:
Net income/(loss)	$5,035,232	$(652,945)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	111,651	127,009
Stock based compensation	-	20,750
Realized (gain) on sale of assets	(254,600)	(836,500)
Amortization of deferred financing costs	2,692	24,639
Non-cash interest expense	315,974	1,369,304
Amortization of debt discount	1,266,120	2,556,409
Bad debt expense	(141)	472
Warranty reserve	(7,596)	(3,043)
Change in fair value of derivatives and loss on extinguishment of liabilities, net	(7,717,150)	(4,919,165)
Changes in operating assets and liabilities:
Accounts receivable	141	103,714
Inventories	23,843	(13,849)
Prepaid expenses and other current assets	3,583	(10,051)
Accounts payable	(319,337)	(298,450)
Related party payable	—	4,391
Accrued expenses	665,909	95,343
Accrued Interest	495,908	623,896
Net cash used in operating activities	(377,771)	(1,808,076)
Investing Activities:
Proceeds on sale of Assets	254,600	836,500
Patent activity costs	(156)	(2,721)
Net cash provided by investing activities	254,444	833,779
Financing Activities:
Proceeds from debt issuance	443,200	1,406,768
Repayment of debt	(5,000)	(2,500)
Payment of debt financing costs	—	(7,500)
Net cash provided by (used in) financing activities	438,200	1,396,768
Net change in cash and cash equivalents	314,873	422,471
Cash and cash equivalents at beginning of period	-	18,159
Cash and cash equivalents at end of period	$314,873	$440,630
Supplemental Cash Flow Information:
Cash paid for interest	$—	$25,891
Non-Cash Transactions:
Non-cash conversions of preferred stock and convertible notes to equity	$47,133	$907,099
Non-cash financing costs	$—	$10,800
Interest converted to principal	$—	$171,152
Common shares issued for fees	$—	$8,060
Initial embedded derivative liabilities	$—	$3,105,812
Promissory notes exchanged for convertible notes	$—	$550,000

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

NOTE 2. BASIS OF PRESENTATION

The accompanying, unaudited, condensed consolidated financial statements have been derived from the accounting records of Ascent Solar Technologies, Inc., Ascent Solar (Asia) Pte. Ltd., and Ascent Solar (Shenzhen) Co., Ltd. (collectively, "the Company") as of June 30, 2020 and December 31, 2019, and the results of operations for the three and six months ended June 30, 2020 and 2019. Ascent Solar (Shenzhen) Co., Ltd. is wholly owned by Ascent Solar (Asia) Pte. Ltd., which is wholly owned by Ascent Solar Technologies, Inc. All significant inter-company balances and transactions have been eliminated in the accompanying consolidated financial statements.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were described in Note 3 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. There have been no significant changes to our accounting policies as of June 30, 2020.

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

Paycheck Protection Program Loan: The Company has elected to account for the forgivable loan received under the Paycheck Protection Program (PPP) provisions of the Coronavirus Aid, Relief, and Economic Security (CARES) Act as a debt instrument and to accrue interest on the outstanding loan balance. Additional interest at a market rate (due to the stated interest rate of the PPP loan being below market) is not imputed, as the transactions where interest rates prescribed by governmental agencies are excluded from the scope of accounting guidance on imputing interest. The proceeds from the loan will remain recorded as a liability until either (1) the loan is, in part of wholly, forgiven and the Company has been legally released or (2) the Company repays the loan to the lender.

Refer to Note 15 for further discussion.

Recently Adopted or to be Adopted Accounting Policies

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting , which simplifies the accounting for share-based payments to non-employees by aligning it with the accounting for share-based payments to employees, with specified exceptions. This standard is effective for the Company beginning in the first quarter of 2020, and early adoption is permitted. The implementation of ASU 2018-07 did not have a material effect on the Company’s consolidated financial statements.

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

Other new pronouncements issued but not effective as of June 30, 2020 are not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 4. LIQUIDITY, CONTINUED OPERATIONS, AND GOING CONCERN

During the six months ended June 30, 2020 and the year ended December 31, 2019, the Company entered into multiple financing agreements to fund operations. Further discussion of these transactions can be found in Notes 9 through 11, and Note 16 of the financial statements presented as of, and for, the six months ended, June 30, 2020, and in Notes 8, 9, 10, 11, 12, and 14 of the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

The Company has continued limited PV production at its manufacturing facility. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented its product strategy. During the six months ended June 30, 2020 the Company used $377,771 in cash for operations.

Additional projected product revenues are not anticipated to result in a positive cash flow position for the next twelve months overall and, as of June 30, 2020, the Company has negative working capital. As such, cash liquidity sufficient for the next twelve months will require additional financing.

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

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

The following table summarizes property, plant and equipment as of June 30, 2020 and December 31, 2019:

	As of June 30,	As of December 31,
	2020	2019
Building	$5,828,960	$5,828,960
Furniture, fixtures, computer hardware and computer software	489,421	489,421
Manufacturing machinery and equipment	25,986,189	26,593,588
Depreciable property, plant and equipment	32,304,570	32,911,969
Less: Accumulated depreciation and amortization	(28,157,649)	(28,677,350)
Net property, plant and equipment	$4,146,921	$4,234,619

The Company analyzes its long-lived assets for impairment, both individually and as a group, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

During the six months ended June 30, 2020, the Company disposed of certain redundant machinery and equipment. This machinery and equipment was fully depreciated and the Company realized a gain of $254,600 from these sales.

Depreciation expense for the three months ended June 30, 2020 and 2019 was $43,849 and $45,998, respectively. Depreciation expense for the six months ended June 30, 2020 and 2019 was $87,698 and $94,498. Depreciation expense is recorded under “Depreciation and amortization expense” in the unaudited Condensed Consolidated Statements of Operations.

NOTE 6. INVENTORIES

Inventories, net of reserves, consisted of the following at June 30, 2020 and December 31, 2019:

	As of June 30,	As of December 31,
	2020	2019
Raw materials	$510,049	$503,832
Work in process	-	30,060
Finished goods	-	-
Total	$510,049	$533,892

NOTE 7. NOTES PAYABLE

On February 24, 2017, the Company entered into an agreement with a vendor (“Vendor 1”) to convert the balance of their account into three notes payable in the aggregate amount of $765,784. The notes bear interest of 6% per annum and matured on February 24, 2018; all outstanding principal and accrued interest is due and payable upon maturity. On June 5, 2018, the Company entered into another agreement with the same Vendor 1 to convert the balance of their account into a fourth note payable with a principal amount of $308,041, this note also bears interest at a rate of 6% per annum, and matured on July 31, 2018. As of June 30, 2020, the Company had not made any payments on these notes; the total outstanding principal and accrued interest were $1,073,825 and $194,778, respectively, and the note is due upon demand. Subsequent to the date of this report, this debt was settled in full. See Note 16. Subsequent Events, for further discussion.

On June 30, 2017, the Company entered into an agreement with another vendor (“Vendor 2”) to convert the balance of their account into a note payable in the amount of $250,000. The note bears interest of 5% per annum and matured on February 28, 2018. As of June 30, 2020, the Company had not made any payments on this note, the accrued interest was $37,534, and the note is due upon demand.

On September 30, 2017, the Company entered into a settlement agreement with a customer to convert the credit balance of their account into a note payable in the amount of $215,234. The note bears interest of 5% per annum and matured on

December 31, 2019. The Company has not made the monthly payments of $18,426 that were to commence on October 30, 2017; as of June 30, 2020, the company had paid principal of $37,529 and interest of $897, and the note is due upon demand. The remaining principal and interest balances, as of June 30, 2020, were $177,705 and $26,987, respectively. Subsequent to the date of this report, this debt was settled in full. See Note 16. Subsequent Events, for further discussion.

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

The outstanding principal balance of the note was $6,400,406 and $6,075,306 as of June 30, 2020 and December 31, 2019, respectively.

As of June 30, 2020, the Company had not made any payments to IRT and the accrued interest on the note was $515,528. Since the loan is in default, the entire outstanding balance is classified as a current liability on the Company's June 30, 2020 Balance Sheet. Subsequent to the date of this report, this debt was settled in full. See Sale and Leaseback of Facility section of Note 16. Subsequent Events, for further discussion.

NOTE 9. SECURED PROMISSORY NOTES

The following table provides a summary of the activity of the Company's secured notes:

	Global Ichiban	St. George	Total
Secured Notes Principal Balance at December 31, 2018	$4,956,745	$1,315,000	$6,271,745
New notes	-	845,000	845,000
Note conversions	(115,000)	-	(115,000)
Interest converted to principal	171,152	-	171,152
Note assignments	-	-	-
Secured Notes Principal Balance at December 31, 2019	5,012,897	2,160,000	7,172,897
Less: remaining discount	(765,576)	(71,666)	(837,242)
Secured Notes, net of discount, at December 31, 2019	4,247,321	2,088,334	6,335,655
New notes	-	-	-
Note conversions	-	-	-
Interest converted to principal	-	-	-
Secured Notes Principal Balance at June 30, 2020	5,012,897	2,160,000	7,172,897
Less: remaining discount	(306,230)	-	(306,230)
Secured Notes, net of discount, at June 30, 2020	$4,706,667	$2,160,000	$6,866,667

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

Payments on these notes have not occurred in accordance with the agreement and, as of the date of this filing, these notes are due upon demand. As of June 30, 2020, the aggregate principal and interest balance of the Notes were $5,012,897 and $1,185,425, respectively.

Subsequent to the period of this report, the amounts owed to Global were fully settled. Refer to the Global Exchange Agreement section and Global Ichiban Settlement Agreement section of Note 16. Subsequent Events for further details.

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

At June 30, 2020, pursuant to ASC Topic 815, Derivatives and Hedging, Management conducted a fair value assessment of the embedded derivatives associated with these notes. Engaging the services of a firm specializing in these valuations, it was determined that a rational investor would not convert the notes, and would not expect to do so in the foreseeable future. The Company has reported doubt as to its ability to continue as a going concern since 2015. The Company scaled down operations and did not expect to ramp up until significant financing could be obtained and has been operating under these conditions for some time already, continuously chasing funding to continue operations. Circumstances shifted in late 2019 and early 2020, making fundraising and continuing operations more difficult, thereby reducing liquidity and attractiveness of the common stock. These new circumstances made it clear to current and prospective investors that the Company would either file bankruptcy or restructure with a strategic investor. Accordingly, as of the valuation date, conversion of a debt instrument into common stock that cannot be sold in the marketplace would put the holder in a far less secure position compared to holding the instrument as debt. As a result of the fair value assessments, the Company recorded an aggregate net gain of $2.0 million for the six months ended June 30, 2020, as "Change in fair value of derivatives and gain/loss on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect that the value of the embedded derivative had been eliminated as of June 30, 2020.

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

On November 5, 2018, the Company entered into a second securities purchase agreement with St. George, for the private placement of a $1.2 million secured convertible promissory note ("Company Note"). On November 7, 2018, the Company received $200,000 of gross proceeds from the offering of the Company Note. The Company may receive additional cash proceeds of up to an aggregate of $800,000 through cash payments made from time to time by St George of principal and interest under the eight Investor Notes. The aggregate principal amount of the Company Note is divided into nine tranches, which tranches correspond to (i) the cash funding received on November 5, 2018 and (ii) the principal amounts of the eight Investor Notes. As of December 2019, the Company had received an additional $800,000 in proceeds and had recorded $1,220,000 in principal related to the Company and Investor Notes. The Company recorded original issue discounts of $200,000 and debt financing costs of $20,000, which will be recognized as interest expense, ratably, over the life of the note. As of June 30, 2020, the closing dates, closing amounts, and proceeds on completed Note tranches are as follows:

Closing Date	Closing Amount	Proceeds
11/7/2018	$260,000	$200,000
11/19/2018	120,000	100,000
11/30/2018	120,000	100,000
12/7/2018	120,000	100,000
12/17/2018	120,000	100,000
1/3/2019	120,000	100,000
1/17/2019	120,000	100,000
1/30/2019	120,000	100,000
2/8/2019	120,000	100,000

On March 13, 2019, the Company entered into a third securities purchase agreement with St. George, for the private placement of a $365,000 secured convertible promissory note ("Third Note"). The Company recorded original issue discounts of $60,000 and debt financing costs of $5,000, which will be recognized as interest expense, ratably, over the life of the note.  As of June 30, 2020, the closing dates, closing amounts, and proceeds on completed Note tranches are as follows:

Closing Date	Closing Amount	Proceeds
3/15/2019	$125,000	$100,000
3/22/2019	120,000	100,000
4/4/2019	120,000	100,000

As of June 30, 2020, no principal or interest had been paid or converted, and the aggregate principal and interest balance of the Notes were $2,160,000, and $361,951, respectively.

Subsequent to the date of this report, the debt with St. George was assigned to another investor, BD 1 Investment Holding, LLC (“BD 1”). Refer to the Debt Assignments section of Note 16. Subsequent Events for further discussion.

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

At June 30, 2020, pursuant to ASC Topic 815, Derivatives and Hedging, Management conducted a fair value assessment of the embedded derivatives associated with these notes. Engaging the services of a firm specializing in these valuations, it was determined that a rational investor would not convert the notes, and would not expect to do so in the foreseeable future. The Company has reported doubt as to its ability to continue as a going concern since 2015. The Company scaled down operations and did not expect to ramp up until significant financing could be obtained and has been operating under these conditions for some time already, continuously chasing funding to continue operations. Circumstances shifted in late 2019 and early 2020, making fundraising and continuing operations more difficult, thereby reducing liquidity and attractiveness of the common stock. These new circumstances made it clear to current and prospective investors that the Company would either file bankruptcy or restructure with a strategic investor. Accordingly, as of the valuation date, conversion of a debt instrument into common stock that cannot be sold in the marketplace would put the holder in a far less secure position compared to holding the instrument as debt. As a result of the fair value assessments, the Company recorded an aggregate net gain of $2.5 million for the six months ended June 30, 2020, as "Change in fair value of derivatives and gain/loss on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect that the value of the embedded derivative had been eliminated as of June 30, 2020.

NOTE 10. PROMISSORY NOTES

The following table provides a summary of the activity of the Company's non-convertible, unsecured, promissory notes:

	Investor 1	Investor 2	SBA	Total
Promissory Notes Principal Balance at December 31, 2018	$494,437	$850,000	$-	$1,344,437
New principal	—	615,000	-	615,000
Notes exchanged	—	(850,000)	-	(850,000)
Promissory Notes Principal Balance at December 31, 2019	494,437	615,000	-	1,109,437
Less: remaining discount	—	(16,666)	-	(16,666)
Promissory Notes, net of discount, at December 31, 2019	494,437	598,334	-	1,092,771
New principal	—	35,000	193,200	228,200
Notes exchanged	—	—	—	—
Promissory Notes Principal Balance at June 30, 2020	494,437	650,000	193,200	1,337,637
Less: remaining discount	—	(21,000)	—	(21,000)
Promissory Notes, net of discount, at June 30, 2020	$494,437	$629,000	$193,200	$1,316,637

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

As of June 30, 2020, $331,000 of principal and $51,000 of interest had been paid on this note. The outstanding principal and accrued interest balances on the note as of June 30, 2020 were $494,437 and $175,376, respectively.

Subsequent to the date of this report, the debt with Investor 1 was assigned to BD 1. Refer to the Debt Assignments section of Note 16. Subsequent Events for further discussion.

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

On December 31, 2018, the Company initiated a non-convertible, unsecured promissory note with Investor 2 for an aggregate principal amount of $300,000. The promissory note was issued with an original issue discount of $75,000, which was recorded as interest expense ratably over the term of the note, resulting in proceeds to the company of $225,000, which was received in several tranches between September 2018 and December 2018. This note bears interest at 12% per annum and matured on June 30, 2019. On August 22, 2019, the Company entered into a securities exchange agreement with Investor 2 to surrender and exchange this promissory note in exchange for a convertible note. The promissory note had a principal balance of $300,000 and an accrued interest balance of $28,000. See Note 11 for further discussion on the new convertible notes

On March 11, 2019, the Company initiated a non-convertible, unsecured promissory note with Investor 2 for an aggregate principal amount of $60,000. The promissory note was issued with an original issue discount of $10,000, which was recorded as interest expense ratably over the term of the note, resulting in proceeds to the company of $50,000, which was received in several tranches between January 2019 and March 2019. This note bears interest at 12% per annum and matured on September 11, 2019. All principal and interest is payable upon maturity. As of June 30, 2020, the remaining principal and interest on this note were $60,000 and $10,000, respectively.

On May 14, 2019, the Company initiated a non-convertible, unsecured promissory note with Investor 2 for an aggregate principal amount of $100,000. The promissory note was issued with an original issue discount of $25,000, which will be recorded as interest expense ratably over the term of the note, resulting in proceeds to the company of $75,000, which was received in several tranches between March 2019 and May 2019. This note bears interest at 12% per annum and matures on October 11, 2019. All principal and interest is payable upon maturity. As of June 30, 2020, the remaining principal and interest on this note were $100,000 and $14,000, respectively.

On July 8, 2019, the Company initiated a non-convertible, unsecured promissory note with Investor 2 for an aggregate principal amount of $125,000. The promissory note was issued with an original issue discount of $25,000, which will be recorded as interest expense ratably over the term of the note, resulting in proceeds to the company of $100,000. This note bears interest at 12% per annum and matures on January 8, 2020. All principal and interest is payable upon maturity. As of June 30, 2020, the remaining principal and interest on this note were $125,000 and $15,000, respectively.

On August 8, 2019, the Company initiated a non-convertible, unsecured promissory note with Investor 2 for an aggregate principal amount of $65,000. The promissory note was issued with an original issue discount of $20,000, which will be recorded as interest expense ratably over the term of the note, resulting in proceeds to the company of $45,000. This note bears interest at 12% per annum and matures on February 8, 2020. All principal and interest is payable upon maturity. As of June 30, 2020, the remaining principal and interest on this note were $65,000 and $7,000, respectively.

On September 9, 2019, the Company initiated a non-convertible, unsecured promissory note with Investor 2 for an aggregate principal amount of $150,000. The promissory note was issued with an original issue discount of $40,000, which will be recorded as interest expense ratably over the term of the note, resulting in proceeds to the company of $110,000, which was received in several tranches during September 2019. This note bears interest at 12% per annum and matured on March 9, 2020. All principal and interest is payable upon maturity. As of June 30, 2020, the remaining principal and interest on this note were $150,000 and $15,000, respectively.

On May 1, 2020, the Company initiated a non-convertible, unsecured promissory note with Investor 2 for an aggregate principal amount of $150,000. The promissory note was issued with an original issue discount of $35,000, which will be recorded as interest expense ratably over the term of the note, resulting in proceeds to the company of $115,000, which was received in several tranches between September 2019 and November 2019. This note bears interest at 12% per annum and matures on May 1, 2021. All principal and interest is payable upon maturity. As of June 30, 2020, the remaining principal and interest on this note were $150,000 and $11,000, respectively.

As of June 30, 2020, the aggregate outstanding principal and interest for Investor 2 was $650,000 and $72,000, respectively.

Subsequent to the date of this report, the debt with Investor 2 was assigned to BD 1. Refer to the Debt Assignments section of Note 16. Subsequent Events for further discussion.

SBA PPP

On April 17, 2020, the Company obtained a PPP Loan from Vectra Bank Colorado (“Vectra”) in the aggregate amount of $193,200, which was established under the CARES Act, as administered by the Small Business Association (“SBA”). Under the terms of the CARES Act and the PPP, all or a portion of the principal amount of the PPP Loan is subject to forgiveness so long as, over the 24-week period following the Company’s receipt of the proceeds of the PPP Loan, the Company uses those proceeds for payroll costs, rent, utility costs or the maintenance of employee and compensation levels. The PPP Loan is unsecured, guaranteed by the SBA, and has a two year term, maturing on April 17, 2022. Interest accrues on the loan beginning with the initial disbursement; however, payments of principal and interest are deferred until Vectra’s determination of the amount of forgiveness applied for by the Company is approved by the SBA. If the Company does not apply for forgiveness within 10 months after the last day of the covered period (defined, at the Company’s election as 24 weeks), such payments will be due that month. See Note 15 for further information on the SBA PPP note.

NOTE 11. CONVERTIBLE NOTES

The following table provides a summary of the activity of the Company's unsecured, convertible, promissory notes:

	Principal Balance 12/31/2018	New Notes	Notes assigned or exchanged	Notes converted	Principal Balance 12/31/2019	Less: Discount Balance	Net Principal Balance 12/31/2019
October 2016 Notes	$330,000	$-	$-	$-	$330,000	$-	$330,000
St. George Notes	1,099,233	(172,500)	-	(309,070)	617,663	-	617,663
BayBridge Notes	62,500	-	1,160,000	(281,900)	940,600	(408,333)	532,267
Bellridge Notes	455,000	510,000	(226,000)	(243,000)	496,000	(382,500)	113,500
Power Up Notes	225,000	149,500	-	(267,680)	106,820	(26,566)	80,254
EMA Note	75,000	-	(75,000)	-	-	-	-
Widjaja Note	-	330,000	-	-	330,000	(1)	329,999
GS Capital Notes	-	178,568	75,000	(84,068)	169,500	(44,167)	125,333
	$2,246,733	$995,568	$934,000	$(1,185,718)	$2,990,583	$(861,567)	$2,129,016

	Principal Balance 12/31/2019	New Notes/Adjustments	Notes assigned or exchanged	Notes converted	Principal Balance 6/30/2020	Less: Discount Balance	Net Principal Balance 6/30/2020
October 2016 Notes	$330,000	$-	$-	$-	$330,000	$-	$330,000
St. George Notes	617,663	-	-	-	617,663	-	617,663
BayBridge Notes	940,600	-	-	-	940,600	(33,333)	907,267
Bellridge Notes	496,000	-	-	(45,000)	451,000	(127,500)	323,500
Power Up Notes	106,820	-	-	-	106,820	-	106,820
Widjaja Note	330,000	-	-	-	330,000	-	330,000
GS Capital Notes	169,500	-	-	-	169,500	(5,417)	164,083
Penumbra Note	-	250,000	-	-	250,000	-	250,000
	$2,990,583	$250,000	$-	$(45,000)	$3,195,583	$(166,250)	$3,029,333

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

Outstanding principal and accrued interest on the convertible notes were $330,000 and $75,000, respectively as of June 30, 2020.

Subsequent to the date of this report, the October 2016 Convertible Notes were assigned to BD 1. Refer to the Debt Assignments section of Note 16. Subsequent Events for further discussion.

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

At June 30, 2020, pursuant to ASC Topic 815, Derivatives and Hedging, Management conducted a fair value assessment of the embedded derivatives associated with these notes. Engaging the services of a firm specializing in these valuations, it was determined that a rational investor would not convert the notes, and would not expect to do so in the foreseeable future. The Company has reported doubt as to its ability to continue as a going concern since 2015. The Company scaled down operations and did not expect to ramp up until significant financing could be obtained and has been operating under these conditions for some time already, continuously chasing funding to continue operations.  Circumstances shifted in late 2019 and early 2020, making fundraising and continuing operations more difficult, thereby reducing liquidity and attractiveness of the common stock. These new circumstances made it clear to current and prospective investors that the Company would either file bankruptcy or restructure with a strategic investor. Accordingly, as of the valuation date, conversion of a debt instrument into common stock that cannot be sold in the marketplace would put the holder in a far less secure position compared to holding the instrument as debt. As a result of the fair value assessments, the Company recorded an aggregate net gain of $558,000 for the six months ended June 30, 2020, as "Change in fair value of derivatives and gain/loss on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect that the value of the embedded derivative had been eliminated as of June 30, 2020.

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

As of June 30, 2020, cash payments of $192,000 had been made on the convertible note, and $916,000 had been converted into 1.2 billion shares of the Company's common stock. The remaining balance on the note was $618,000 as of June 30, 2020.The following table summarizes the conversion activity of this note:

Conversion Period	Principal Converted	Interest Converted	Common Shares Issued
Q1 2018	$75,000	$-	187,500
Q2 2018	316,600	-	2,082,778
Q3 2018	102,500	-	3,142,333
Q4 2018	112,500	-	10,437,046
Q1 2019	106,750	-	58,503,244
Q2 2019	59,320	-	86,636,364
Q3 2019	89,000	-	457,222,222
Q4 2019	54,000	-	540,000,000
	$915,670	$-	1,158,211,487

Subsequent to the date of this report, the debt with St. George was assigned to BD 1. Refer to the Debt Assignments section of Note 16. Subsequent Events for further discussion.

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

At June 30, 2020, pursuant to ASC Topic 815, Derivatives and Hedging, Management conducted a fair value assessment of the embedded derivatives associated with these notes. Engaging the services of a firm specializing in these valuations, it was determined that a rational investor would not convert the notes, and would not expect to do so in the foreseeable future. The Company has reported doubt as to its ability to continue as a going concern since 2015. The Company scaled down operations and did not expect to ramp up until significant financing could be obtained and has been operating under these conditions for some time already, continuously chasing funding to continue operations. Circumstances shifted in late 2019 and early 2020, making fundraising and continuing operations more difficult, thereby reducing liquidity and attractiveness of the common stock. These new circumstances made it clear to current and prospective investors that the Company would either file bankruptcy or restructure with a strategic investor. Accordingly, as of the valuation date, conversion of a debt instrument into common stock that cannot be sold in the marketplace would put the holder in a far less secure position compared to holding the instrument as debt. As a result of the fair value assessments, the Company recorded an aggregate net gain of $553,000 for the six months ended June 30, 2020, as "Change in fair value of derivatives and gain/loss on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect that the value of the embedded derivative had been eliminated as of June 30, 2020.

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

As of June 30, 2020, aggregate principal of $489,400 and interest of $12,710 had been converted into 1 billion shares of common stock and no cash payments of principal or interest had been made on these exchange notes. The principal and accrued interest balances on the exchange notes, as of June 30, 2020, were $940,600 and $119,300, respectively.

The following table summarizes the conversion activity of these notes:

Conversion Period	Principal Converted	Interest Converted	Common Shares Issued
Q4 2018	$207,500	$4,303	16,008,198
Q1 2019	90,500	3,278	47,400,806
Q2 2019	88,500	2,079	141,822,223
Q3 2019	86,000	2,261	616,247,346
Q4 2019	16,900	789	176,886,700
	$489,400	$12,710	998,365,273

Subsequent to the date of this report, the debt with Baybridge was assigned to BD 1. Refer to the Debt Assignments section of Note 16. Subsequent Events for further discussion.

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

At June 30, 2020, pursuant to ASC Topic 815, Derivatives and Hedging, Management conducted a fair value assessment of the embedded derivatives associated with these notes. Engaging the services of a firm specializing in these valuations, it was determined that a rational investor would not convert the notes, and would not expect to do so in the foreseeable future. The Company has reported doubt as to its ability to continue as a going concern since 2015. The Company scaled down operations and did not expect to ramp up until significant financing could be obtained and has been operating under these conditions for some time already, continuously chasing funding to continue operations. Circumstances shifted in late 2019 and early 2020, making fundraising and continuing operations more difficult, thereby reducing liquidity and attractiveness of the common stock. These new circumstances made it clear to current and prospective investors that the Company would either file bankruptcy or restructure with a strategic investor. Accordingly, as of the valuation date, conversion of a debt instrument into common stock that cannot be sold in the marketplace would put the holder in a far less secure position compared to holding the instrument as debt. As a result of the fair value assessments, the Company recorded an aggregate net gain of $932,000 for the six months ended June 30, 2020, as "Change in fair value of derivatives and gain/loss on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect that the value of the embedded derivative had been eliminated as of June 30, 2020.

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

As of June 30, 2020, an aggregate principal of $533,000 and interest of $32,000, on the Bellridge convertible notes had been converted into 1.6 billion shares of common stock and no cash payments of principal or interest had been made. The aggregate principal and accrued interest balances as of June 30, 2020 were $451,000 and $84,000, respectively.

The following table summarizes the conversion activity of these notes:

Conversion Period	Principal Converted	Interest Converted	Common Shares Issued
Q3 2018	$137,500	$2,104	3,716,105
Q4 2018	107,500	4,000	7,554,399
Q1 2019	65,615	4,507	38,696,339
Q2 2019	47,385	3,874	68,142,087
Q3 2019	89,000	9,779	529,061,862
Q4 2019	41,000	5,404	464,037,300
Q2 2020	45,000	2,133	471,328,800
	$533,000	$31,801	1,582,536,892

Subsequent to the date of this report, the debt with Bellridge was partially converted into common stock and the remainder was assigned to BD 1. Refer to the Note Conversions and Debt Assignments sections of Note 16. Subsequent Events for further discussion.

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

At June 30, 2020, pursuant to ASC Topic 815, Derivatives and Hedging, Management conducted a fair value assessment of the embedded derivatives associated with these notes. Engaging the services of afirm specializing in these valuations, it was determined that a rational investor would not convert the notes, and would not expect to do so in the foreseeable future. The Company has reported doubt as to its ability to continue as a going concern since 2015. The Company scaled down operations and did not expect to ramp up until significant financing could be obtained and has been operating under these conditions for some time already, continuously chasing funding to continue operations. Circumstances shifted in late 2019 and early 2020, making fundraising and continuing operations more difficult, thereby reducing liquidity and attractiveness of the common stock. These new circumstances made it clear to current and prospective investors that the Company would either file bankruptcy or restructure with a strategic investor. Accordingly, as of the valuation date, conversion of a debt instrument into common stock that cannot be sold in the marketplace would put the holder in a far less secure position compared to holding the instrument as debt. As a result of the fair value assessments, the Company recorded an aggregate net gain of $744,000 for the six months ended June 30, 2020, as "Change in fair value of derivatives and gain/loss on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect that the value of the embedded derivative had been eliminated as of June 30, 2020.

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

As of June 30, 2020, three of the notes had been converted in full. The aggregate principal and interest converted was $267,680 and $9,000, respectively, into 578.8 million shares of common stock. No cash payments of principal or interest had been made. The aggregate principal and accrued interest balances as of June 30, 2020 were $107,000 and $14,000, respectively.

The following table summarizes the conversion activity of these notes:

Conversion Period	Principal Converted	Interest Converted	Common Shares Issued
Q1 2019	$182,500	$7,300	95,014,902
Q2 2019	42,500	1,700	47,155,556
Q3 2019	14,600	-	155,824,176
Q4 2019	28,080	-	280,800,000
	$267,680	$9,000	578,794,634

Subsequent to the date of this report, the debt with Power Up was assigned to BD 1. Refer to the Debt Assignments section of Note 16. Subsequent Events for further discussion.

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

At June 30, 2020, pursuant to ASC Topic 815, Derivatives and Hedging, Management conducted a fair value assessment of the embedded derivatives associated with these notes. Engaging the services of a firm specializing in these valuations, it was determined that a rational investor would not convert the notes, and would not expect to do so in the foreseeable future. The Company has reported doubt as to its ability to continue as a going concern since 2015. The Company scaled down operations and did not expect to ramp up until significant financing could be obtained and has been operating under these conditions for some time already, continuously chasing funding to continue operations. Circumstances shifted in late 2019 and early 2020, making fundraising and continuing operations more difficult, thereby reducing liquidity and attractiveness of the common stock. These new circumstances made it clear to current and prospective investors that the Company would either file bankruptcy or restructure with a strategic investor. Accordingly, as of the valuation date, conversion of a debt instrument into common stock that cannot be sold in the marketplace would put the holder in a far less secure position compared to holding the instrument as debt. As a result of the fair value assessments, the Company recorded an aggregate net gain of $117,000 for the six months ended June 30, 2020, as "Change in fair value of derivatives and gain/loss on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect that the value of the embedded derivative had been eliminated as of June 30, 2020.

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

As of June 30, 2020, no principal and no interest had been converted into shares of common stock and no cash payments of principal or interest had been made. The aggregate principal and accrued interest balances as of June 30, 2020 were $330,000 and $58,000, respectively.

Subsequent to the date of this report, the debt with Widjaja was assigned to BD 1. Refer to the Debt Assignments section of Note 16. Subsequent Events for further discussion.

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

At June 30, 2020, pursuant to ASC Topic 815, Derivatives and Hedging, Management conducted a fair value assessment of the embedded derivatives associated with these notes. Engaging the services of a firm specializing in these valuations, it was determined that a rational investor would not convert the notes, and would not expect to do so in the foreseeable future. The Company has reported doubt as to its ability to continue as a going concern since 2015. The Company scaled down operations and did not expect to ramp up until significant financing could be obtained and has been operating under these conditions for some time already, continuously chasing funding to continue operations. Circumstances shifted in late 2019 and early 2020, making fundraising and continuing operations more difficult, thereby reducing liquidity and attractiveness of the common stock. These new circumstances made it clear to current and prospective investors that the Company would either file bankruptcy or restructure with a strategic investor. Accordingly, as of the valuation date, conversion of a debt instrument into common stock that cannot be sold in the marketplace would put the holder in a far less secure position compared to holding the instrument as debt. As a result of the fair value assessments, the Company recorded an aggregate net gain of $167,000 for the six months ended June 30, 2020, as "Change in fair value of derivatives and gain/loss on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect that the value of the embedded derivative had been eliminated as of June 30, 2020.

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

As of June 30, 2020, principal of $84,000 and interest of $6,000 had been converted into 473.4 million shares of common stock and no cash payments of principal or interest had been made. The aggregate principal and accrued interest balances as of June 30, 2020 were $170,000 and $16,000, respectively.

The following table summarizes the conversion activity of these notes:

Conversion Period	Principal Converted	Interest Converted	Common Shares Issued
Q2 2019	$15,000	$763	17,321,692
Q3 2019	57,718	4,284	335,425,736
Q4 2019	11,350	719	120,697,800
	$84,068	$5,766	473,445,228

Subsequent to the date of this report, the debt with GS was assigned to BD 1. Refer to the Debt Assignments section of Note 16. Subsequent Events for further discussion.

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

At June 30, 2020, pursuant to ASC Topic 815, Derivatives and Hedging, Management conducted a fair value assessment of the embedded derivatives associated with these notes. Engaging the services of a firm specializing in these valuations, it was determined that a rational investor would not convert the notes, and would not expect to do so in the foreseeable future. The Company has reported doubt as to its ability to continue as a going concern since 2015. The Company scaled down operations and did not expect to ramp up until significant financing could be obtained and has been operating under these conditions for some time already, continuously chasing funding to continue operations. Circumstances shifted in late 2019 and early 2020, making fundraising and continuing operations more difficult, thereby reducing liquidity and attractiveness of the common stock. These new circumstances made it clear to current and prospective investors that the Company would either file bankruptcy or restructure with a strategic investor. Accordingly, as of the valuation date, conversion of a debt instrument into common stock that cannot be sold in the marketplace would put the holder in a far less secure position compared to holding the instrument as debt. As a result of the fair value assessments, the Company recorded an aggregate net gain of $182,000 for the six months ended June 30, 2020, as "Change in fair value of derivatives and gain/loss on extinguishment of liabilities, net" in the Consolidated Statements of Operations to properly reflect that the value of the embedded derivative had been eliminated as of June 30, 2020.

Penumbra Convertible Note

On June 9, 2020, the Company issued to Penumbra Solar Technologies, Inc. (“Penumbra”) a $250,000 aggregate principal amount convertible promissory note. The Company has received $250,000 of gross proceeds from the offering of the note. The aggregate principal amount (together with accrued interest) will mature on June 9, 2021. The note bears interest at a rate of 6% per annum. The interest rate increases to 18% in the event of a default. The note is convertible, at the holder’s option, into shares of the Company’s Common Stock at a conversion price equal to $0.0001 per share. However, the holder will not have the right to convert any portion of the note if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Common Stock outstanding immediately after giving effect to its conversion.

Subsequent to the date of this report, this debt with Penumbra was assigned to Crowdex Investment, LLC (“Crowdex”).

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

The Series A Preferred Stock may be converted into shares of common stock at the option of the Company if the closing price of the common stock exceeds $232, as adjusted, for twenty consecutive trading days, or by the holder at any time. The Company has the right to redeem the Series A Preferred Stock at a price of $8.00 per share, plus any accrued and unpaid dividends, plus the make-whole amount (if applicable). At June 30, 2020, the preferred shares were not eligible for conversion to common shares at the option of the Company. The holder of the preferred shares may convert to common shares at any time, at no cost, at a ratio of 1 preferred share into 1 common share (subject to standard ratable anti-dilution adjustments). Upon any conversion (whether at the option of the Company or the holder), the holder is entitled to receive any accrued but unpaid dividends.

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

As of June 30, 2020, there were 48,100 shares of Series A Preferred Stock outstanding and accrued and unpaid dividends of $343,381.

NOTE 13. STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

At June 30, 2020, the Company had 20 billion shares of common stock, $0.0001 par value, authorized for issuance. Each share of common stock has the right to one vote. As of June 30, 2020, the Company had 5,230,490,450 shares of common stock outstanding. The Company has not declared or paid any dividends related to the common stock through June 30, 2020.

Preferred Stock

At June 30, 2020, the Company had 25,000,000 shares of preferred stock, $0.0001 par value, authorized for issuance. Preferred stock may be issued in classes or series. Designations, powers, preferences, rights, qualifications, limitations and restrictions are determined by the Company’s Board of Directors.

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

Series A Preferred Stock

Refer to Note 12 for Series A Preferred Stock activity.

Series B-1, B-2, C, D, D-1, E, F, G, H, I, J, J-1, and K Preferred Stock

There were no transactions involving the Series B-1, B-2, C, D, D-1, H, I, J, J-1, or K during the three and six months ended June 30, 2020 and 2019.

NOTE 14. EQUITY PLANS AND SHARE-BASED COMPENSATION

Share-Based Compensation: The Company measures share-based compensation cost at the grant date based on the fair value of the award and recognizes this cost as an expense over the grant recipients’ requisite service periods for all awards made to employees, officers, directors and consultants.

The share-based compensation expense recognized in the Consolidated Statements of Operations was as follows:

	For the Six Months Ended June 30,
	2020	2019
Research and development	$—	$—
Selling, general and administrative	—	20,750
Total share-based compensation cost	$—	$20,750

Stock Options: There was no expense recorded for the six months ended June 30, 2020 related to stock option awards. The Company recognized share-based compensation expense for stock options of $20,750 to officers, directors and employees for the six months ended June 30, 2019 related to stock option awards, reduced for forfeitures. There were no option grants during the six months ended June 30, 2020 or 2019.

As of June 30, 2020, there were no unvested stock options. As of June 30, 2020, 97 shares were vested and 120 shares remained available for future grants under the Option Plan.

The following table summarizes stock option activity within the Stock Option Plan

	Stock Option Shares	Weighted Average Remaining Contractual Life in Years
Outstanding at December 31, 2018	110	5.18
Granted	—
Exercised	—
Canceled	(13)
Outstanding at December 31, 2019	97	4.68
Granted	—
Exercised	—
Canceled	—
Outstanding and Exercisable at June 30, 2020	97	4.18

Restricted Stock: The Company did not recognize share-based compensation expense related to restricted stock grants for the six months ended June 30, 2020 or for the year ended December 31, 2019. There were no restricted stock grants for the periods ended June 30, 2020 and December 31, 2019.

As of June 30, 2020, there was no unrecognized share-based compensation expense from unvested restricted stock, no shares were expected to vest in the future, and 496 shares remained available for future grants under the Restricted Stock Plan.

NOTE 15. PAYCHECK PROTECTION PROGRAM LOAN

On April 17, 2020, the Company obtained a PPP Loan from Vectra Bank Colorado (“Vectra”) in the aggregate amount of $193,200, which was established under the CARES Act, as administered by the Small Business Administration (“SBA”). Under the terms of the CARES Act and the PPP, all or a portion of the principal amount of the PPP Loan is subject to forgiveness so long as, over the 24-week period following the Company’s receipt of the proceeds of the PPP Loan, the company uses those proceeds for payroll costs, rent, utility costs or the maintenance of employee and compensation levels. The PPP Loan is unsecured, guaranteed by the SBA, and has a two year term, maturing on April 17, 22. Interest accrues on the loan beginning with the initial disbursement; however, payments of principal and interest are deferred until Vectra’s determination of the amount of forgiveness applied for by the Company is approved by the SBA. If the Company does not apply for forgiveness within 10 months after the last day of the covered period (defined, at the Company’s election as 24 weeks), such payments will be due that month.

The terms of the PPP loan provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events.

The Company plans to apply for forgiveness of the PPP Loan in the first quarter of 2021.

The PPP Loan is subject to any new guidance and new requirements released by the Department of the Treasury.

At June 30, 2020 the total outstanding balance of the PPP Loan was $193,200.

NOTE 16. SUBSEQUENT EVENTS

The Company was in a dormant status for most of 2020 due to financial constraints as well as delays in reorganization and fund-raising efforts due to the impact of COVID-19. Below is the sequence of events subsequent to June 30, 2020:

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

Common Stock Purchase Agreement

On March 4, 2021, the Company entered into a common stock purchase agreement (“Common Stock SPA” with Baybridge Capital Fund, LP, a private investor (“BBCF”) for the placement of 75,000,000 shares of the Company’s Common Stock (the “Shares”) at a fixed price of $0.04 per share. On March 9, 2021, the Company sold the Shares to BBCF in exchange for $3,000,000 of gross proceeds.

Global Ichiban Settlement Agreement

On March 9, 2021, the Company entered into a settlement agreement (“Settlement”) with our current secured promissory note holder, Global Ichiban Limited (“Global”). Pursuant to the Settlement, the Company issued 168,000,000 shares of Common Stock of the Company (“Settlement Shares”) to Global in exchange for the cancellation of the outstanding secured promissory note of $5,800,000 (the “Secured Note”). The Secured Note, which was originally scheduled to mature on September 30, 2022, had a variable-rate conversion feature that entitled Global to convert into shares of Common Stock of the Company at 80% of the 5-day average closing bid-price prior to any conversion. The Secured Note also had a lien on substantially all of the Company’s assets including intellectual properties. Following the Settlement, the lien shall be removed and all of the Company’s assets shall be unencumbered going forward. Refer to the 8-K filing on March 10, 2021 for more details of the Settlement.

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

Overview

We are a company formed to commercialize flexible PV modules using our proprietary technology. For the three and six months ended June 30, 2020, we generated $50,062 and $54,152 of revenue from product sales, respectively. As of June 30, 2020, we had an accumulated deficit of $418,364,997.

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

Basis of Presentation: The accompanying condensed consolidated financial statements (unaudited) have been derived from the accounting records of Ascent Solar Technologies, Inc., Ascent Solar (Asia) Pte. Ltd., and Ascent Solar (Shenzhen) Co., Ltd. (collectively, "the Company") as of June 30, 2020 and December 31, 2019, and the results of operations for the three and six months ended June 30, 2020 and 2019. Ascent Solar (Shenzhen) Co., Ltd. is wholly owned by Ascent Solar (Asia) Pte. Ltd., which is wholly owned by Ascent Solar Technologies, Inc. All significant inter-company balances and transactions have been eliminated in the accompanying consolidated financial statements.

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

The Company’s significant accounting policies were described in Note 3 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. There have been no significant changes to our accounting policies as of June 30, 2020.

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

Revenues. Our revenues were $50,062 for the three months ended June 30, 2020 compared to $74,368 for the three months ended June 30, 2019, a decrease of $24,306, due primarily to reduced operations in the current period.

Cost of revenues. Our Cost of revenues for the three months ended June 30, 2020 was $22,923 compared to $117,118 for the three months ended June 30, 2019, a decrease of $94,195. The decrease in cost of revenues is mainly due to the decrease in materials and labor costs as a result of a decrease in production for the three months ended June 30, 2020 compared to 2019. Cost of revenues for the three months ended June 30, 2020 is comprised primarily of direct labor and overhead. Management believes our factory is currently significantly under-utilized, and a substantial increase in revenue would result in marginal increases to Direct Labor and Overhead included in the Cost of revenues. As such management’s focus going forward is to improve gross margin through increased sales and improved utilization of our factory. We are currently pursuing high-value PV markets.

Research, development and manufacturing operations. Research, development and manufacturing operations costs were $176,067 for the three months ended June 30, 2020, compared to $129,003 for the three months ended June 30, 2019, an increase of $47,064. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. Research, development and manufacturing operations costs also include costs related to technology development and governmental contracts.

Selling, general and administrative. Selling, general and administrative expenses were $119,871 for the three months ended June 30, 2020, compared to $403,915 for the three months ended June 30, 2019, a decrease of $284,044. The decrease in costs is due primarily to reduced operations in the current period.

Other Income/Expense, net. Other expense was $1,032,773 for the three months ended June 30, 2020, compared to other expense of $3,257,357 for the three months ended June 30, 2019, an improvement of $2,224,584. The improvement is due primarily to reduced operations in the current period.

Net Loss. Our Net Loss was $1,356,961 for the three months ended June 30, 2020, compared to a Net Loss of $3,893,682 for the three months ended June 30, 2019, an improvement of $2,536,721. The improvement is due primarily to reduced operations in the current period.

The decrease of $2,536,721 in Net Loss for the three months ended June 30, 2020 can be summarized in variances in significant account activity as follows:

Decrease (Increase) to Net Loss For the Three Months Ended June 30, 2020 Compared to the Three Months Ended June, 2019
Revenues	(24,306)
Cost of Revenue	94,195
Research, development and manufacturing operations	(47,064)
Selling, general and administrative expenses	284,045
Depreciation and Amortization Expense	5,268
Other Income / Expense
Other income/(expense), net	(836,500)
Interest Expense	973,421
Non-Cash Change in Fair Value of Derivatives and Gain/Loss on Extinguishment of Liabilities, net	2,087,662
Decrease (Increase) to Net Loss	2,536,721

Comparison of the Six Months Ended June 30, 2020 and 2019

Revenues. Our revenues were $54,152 for the six months ended June 30, 2020 compared to $289,752 for the six months ended June 30, 2019, a decrease of $235,600, due primarily to reduced operations in the current period.

Cost of revenues. Our Cost of revenues for the six months ended June 30, 2020 was $95,628 compared to $208,554 for the six months ended June 30, 2019, a decrease of $112,926. The decrease in cost of revenues is mainly due to the decrease in materials and labor costs as a result of a decrease in production for the six months ended June 30, 2020 compared to 2019. Cost of revenues for the six months ended June 30, 2020 is comprised primarily of direct labor and overhead. Management believes our factory is currently significantly under-utilized, and a substantial increase in revenue would result in marginal increases to Direct Labor and Overhead included in the Cost of revenues. As such management’s focus going forward is to improve gross margin through increased sales and improved utilization of our factory. We are currently pursuing high-value PV markets.

Research, development and manufacturing operations. Research, development and manufacturing operations costs were $335,532 for the six months ended June 30, 2020, compared to $618,072 for the six months ended June 30, 2019, a decrease of $282,540. The decrease in costs is due primarily to reduced operations in the current period. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. Research, development and manufacturing operations costs also include costs related to technology development and governmental contracts.

Selling, general and administrative. Selling, general and administrative expenses were $189,93 for the six months ended June 30, 2020, compared to $912,284 for the six months ended June 30, 2019, a decrease of $722,891. The decrease in costs is due primarily to reduced operations in the current period.

Other Income/Expense, net. Other income was $5,713,285 for the six months ended June 30, 2020, compared to other income of $923,222 for the six months ended June 30, 2019, an improvement of $4,790,063. The improvement is due primarily to the change in fair value of derivative liabilities.

Net Income. Our Net Income was $5,035,232 for the six months ended June 30, 2020, compared to a Net Loss of $652,945 for the six months ended June 30, 2019, an improvement of $5,688,177. The improvement is due primarily to the change in fair value of the derivative liabilities.

The change of $5,688,177 for the six months ended June 30, 2020 can be summarized in variances in significant account activity as follows:

Decrease (Increase) to Net Loss For the Six Months Ended June 30, 2020 Compared to the Six Months Ended June, 2019
Revenues	(235,600)
Cost of Revenue	112,926
Research, development and manufacturing operations	282,540
Selling, general and administrative expenses	722,891
Depreciation and Amortization Expense	15,358
Other Income / Expense
Other income/(expense), net	(576,900)
Interest Expense	2,568,977
Non-Cash Change in Fair Value of Derivatives and Gain/Loss on Extinguishment of Liabilities, net	2,797,985
Decrease (Increase) to Net Loss	5,688,177

Liquidity and Capital Resources

The Company has continued limited PV production at its manufacturing facility. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented its product strategy. During the six months ended June 30, 2020 the Company used $377,768 in cash for operations.

Additional projected product revenues are not anticipated to result in a positive cash flow position for the years 2020 and 2021 overall and, as of June 30, 2020, the Company has negative working capital. As such, cash liquidity sufficient for the next twelve months will require additional financing.

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

Statements of Cash Flows Comparison of the Six Months Ended June 30, 2020 and 2019

For the six months ended June 30, 2020, our cash used in operations was $377,768 compared to $1,808,076 for the six months ended June 30, 2020, a decrease of $1,430,308. The decrease is primarily the result of reduced operations during the current period. For the six months ended June 30, 2020, cash provided by investing activities was $254,444 compared to $833,779 for the six months ended June 30, 2019, a decrease of $579,335. This change was primarily the result of a decrease in proceeds from the sale of assets. During the six months ended June 30, 2020, negative operating cash flows of $377,768 were primarily funded through $254,600 in asset sales and $443,200 in proceeds from debt issuance.

Off Balance Sheet Transactions

As of June 30, 2020, we did not have any off balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

We hold no significant funds and have no future obligations denominated in foreign currencies as of June 30, 2020.

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

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our cash equivalents and investment portfolio. As of June 30, 2020, our cash equivalents consisted only of operating accounts held with financial institutions. From time to time, we hold restricted funds, money market funds, investments in U.S. government securities and high quality corporate securities. The primary objective of our investment activities is to preserve principal and provide liquidity on demand, while at the same time maximizing the income we receive from our investments without significantly increasing risk. The direct risk to us associated with fluctuating interest rates is limited to our investment portfolio, and we do not believe a change in interest rates will have a significant impact on our financial position, results of operations, or cash flows.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Our management conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of June 30, 2020. Based on this evaluation, our management concluded the design and operation of our disclosure controls and procedures were not effective as of June 30, 2020.

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

Under the supervision of the Audit Committee of the Board of Directors and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded our internal controls over financial reporting were not effective as of June 30, 2020. Our management reviewed the results of its assessment with the Audit Committee.

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

Material Weakness

Based on our assessment and the criteria used, management concluded that our internal control over financial reporting as of June 30, 2020 was not effective due to the material weaknesses described as follows:

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

•

Accounting for the Company's inventory and cost of revenue was lacking for the preparation of the June 30, 2020 financial statements. Miscalculations in these areas could impact the Company's current assets, revenues, operating results, and cash flows.

•

Accounting for the Company’s debt and equity securities was lacking for preparation of the June 30, 2020 financial statements. Miscalculations in this area could impact the Company’s liability, equity, and other expenses.

The control deficiencies described above created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis.

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

The Company’s financial challenges continued during the three months ended June 30, 2020, however, as discussed in Note 16. Subsequent Events, the Company received funding during the second half of 2020 and began to bring the Company back into operating status. The Company plans to execute the following steps, going forward, to remediate the aforementioned material weaknesses in its internal control over financial reporting:

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

Changes in Internal Control Over Financial Reporting

Except for the identification and mitigation of the material weaknesses noted above, there were no other changes in internal control over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The COVID-19 pandemic in the United States and world-wide has caused business disruption which may negatively impact the Company’s operations and results. While the disruption is currently expected to be temporary, there is considerable uncertainty around the duration. It is therefore likely there will be an impact on the Company’s operating activities and results. However, the related financial impact and duration cannot be reasonably estimated at this time.

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

ASCENT SOLAR TECHNOLOGIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of March, 2021.

ASCENT SOLAR TECHNOLOGIES, INC.

March 18, 2021	By:	/s/ VICTOR LEE
Lee Kong Hian (aka Victor Lee) President and Chief Executive Officer (Principal Executive Officer)

March 18, 2021	By:	/s/ MICHAEL J. GILBRETH
Michael J. Gilbreth Chief Financial Officer (Principal Financial and Accounting Officer)