Form 10-Q
period 2020-09-30
Ascent Solar Technologies, Inc.
filed 2021-04-09
CIK 1350102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of April 9, 2021, there were 18,345,583,473 shares of our common stock issued and outstanding.

ASCENT SOLAR TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

Quarterly Period Ended September 30, 2020

PART I. FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (unaudited)	1
	Condensed Consolidated Balance Sheets - as of September 30, 2020 (unaudited) and December 31, 2019	1
	Condensed Consolidated Statements of Operations - For the Three and Nine Months Ended September 30, 2020 (unaudited) and September 30, 2019	2
	Condensed Consolidated Statements of Changes in Stockholder's Deficit - for the Three and Nine Months Ended September 30, 2020 (unaudited) and September 30, 2019	3
	Condensed Consolidated Statements of Cash Flow - For the Three and Nine Months Ended September 30, 2020 (unaudited) and September 30, 2019	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	35
PART II. OTHER INFORMATION		38
Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	38
Item 4.	Mine Safety Disclosures	38
Item 5.	Other Information	38
Item 6.	Exhibits	39
SIGNATURES		41

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

References to “we,” “us,” “our,” “Ascent,” “Ascent Solar” or the “Company” in this Report mean Ascent Solar Technologies, Inc.

ASCENT SOLAR TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$1,078,656	$-
Trade receivables, net of allowance of $45,883 and $46,023, respectively	5,749	-
Inventories, net	510,049	533,892
Prepaid and other current assets	82,818	51,598
Total current assets	1,677,272	585,490
Property, Plant and Equipment:	26,475,610	32,911,969
Accumulated depreciation	(26,454,118)	(28,677,350)
	21,492	4,234,619
Other Assets:
Operating lease assets, net	5,790,779	-
Patents, net of accumulated amortization of $484,855 and $421,181, respectively	778,589	813,397
Other non-current assets	250,000	-
	6,819,368	813,397
Total Assets	$8,518,132	$5,633,506
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$861,496	$1,663,316
Related party payables	460,173	460,173
Accrued expenses	1,403,187	1,624,564
Accrued Interest	1,530,303	2,107,401
Notes Payable	250,000	1,506,530
Current portion of long-term debt	-	6,075,307
Current portion of operating lease liability	476,490	-
Secured promissory notes, net of discount of $453,518 and $837,242, respectively	8,106,482	6,335,655
Promissory notes, net of discount of $0 and $16,666, respectively	1,337,637	1,092,771
Convertible notes, net of discount of $0 and $861,567, respectively	3,195,583	2,129,016
Embedded Derivative Liability	982,957	7,717,150
Total current liabilities	18,604,308	30,711,883
Long-Term Liabilities:
Noncurrent operating lease liabilities	5,326,870	-
Accrued warranty liability	20,750	28,404
Total liabilities	23,951,928	30,740,287
Stockholders’ Deficit:
Series A preferred stock, $.0001 par value; 750,000 shares authorized; 48,100 and 48,100 shares issued and outstanding, respectively ($728,181 and $703,863 Liquidation Preference, respectively)	5	5
Common stock, $0.0001 par value, 20,000,000,000 authorized; 5,230,490,450 and 4,759,161,650 shares issued and outstanding, respectively	523,049	475,917
Additional paid in capital	399,817,526	397,817,526
Accumulated Deficit	(415,774,376)	(423,400,229)
Total stockholders’ deficit	(15,433,796)	(25,106,781)
Total Liabilities and Stockholders’ Deficit	$8,518,132	$5,633,506

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Products	$6,293	$338,373	$60,445	$628,124
Total Revenues	6,293	338,373	60,445	628,124
Costs and Expenses
Costs of revenue	5,528	74,271	101,156	282,825
Research, development and manufacturing operations	150,060	460,775	485,592	1,078,842
Selling, general and administrative	315,660	633,566	505,053	1,545,852
Depreciation and amortization	26,325	58,154	137,978	185,163
Total Costs and Expenses	497,573	1,226,766	1,229,779	3,092,682
Loss from Operations	(491,280)	(888,393)	(1,169,334)	(2,464,558)
Other Income/(Expense)
Other income/(expense), net	3,055,366	6,000	3,314,966	842,500
Interest expense	(963,648)	(1,907,895)	(3,227,112)	(6,740,340)
Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net	990,183	1,510,883	8,707,333	6,430,048
Total Other Income/(Expense)	3,081,901	(391,012)	8,795,187	532,208
Net Income/(Loss)	$2,590,621	$(1,279,405)	$7,625,853	$(1,932,350)
Net Income/(Loss) Per Share (Basic)	$0.0005	$(0.001)	$0.0015	$(0.003)
Net Income/(Loss) Per Share (Diluted)	$0.0001	$(0.001)	$0.0001	$(0.003)
Weighted Average Common Shares Outstanding (Basic)	5,230,490,450	1,457,404,260	5,053,300,857	705,196,069
Weighted Average Common Shares Outstanding (Diluted)	66,848,261,292	1,457,404,260	65,693,072,463	705,196,069

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

For the Three Months Ended September 30, 2020

	Series A Preferred Stock		Series 1A Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at June 30, 2020	48,100	5	-	-	5,230,490,450	523,049	397,817,526	(418,364,997)	(20,024,417)
Proceeds from issuance of Series 1A Preferred Stock	-	-	2,000	-	-	-	2,000,000	-	2,000,000
Net Income								2,590,621	2,590,621
Balance at September 30, 2020	48,100	5	2,000	-	5,230,490,450	523,049	399,817,526	(415,774,376)	(15,433,796)

For the Three Months Ended September 30, 2019

	Series A Preferred Stock		Series 1A Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, June 30, 2019	48,100	$5	-	$-	696,089,337	$69,609	$397,258,622	$(419,184,913)	$(21,856,677)
Interest and Dividend Expense paid with Common Stock	-	-	-	-	89,313,372	8,932	7,393	-	16,325
Conversion of St.George Note into Common Shares	-	-	-	-	457,222,223	45,722	43,278	-	89,000
Conversion of BayBridge Note into Common Shares	-	-	-	-	605,769,231	60,577	25,423	-	86,000
Conversion of Bellridge Note into Common Shares	-	-	-	-	474,484,128	47,448	41,552	-	89,000
Conversion of PowerUp Note into Common Shares	-	-	-	-	155,824,176	15,582	(982)	-	14,600
Conversion of GS Capital Note into Common Shares	-	-	-	-	311,168,154	31,117	26,601	-	57,718
Stock issued for fees	-	-	-	-	66,669,229	6,667	1,098	-	7,765
Loss on Extinguishment of Liabilities	-	-	-	-	-	-	271,186	-	271,186
Net Loss								(1,279,405)	(1,279,405)
Balance at September 30, 2019	48,100	$5	-	$-	2,856,539,850	$285,654	$397,674,171	$(420,464,318)	$(22,504,488)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

For the Nine Months Ended September 30, 2020

	Series A Preferred Stock		Series 1A Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2019	48,100	$5	-	$-	4,759,161,650	$475,917	$397,817,526	$(423,400,229)	$(25,106,781)
Interest and Dividend Expense paid with Common Stock	-	-	-	-	21,328,800	2,132	-	-	2,132
Proceeds from issuance of Series 1A Preferred Stock	-	-	2,000	-	-	-	2,000,000	-	2,000,000
Conversion of Bellridge Note into Common Shares	-	-	-	-	450,000,000	45,000	-	-	45,000
Net Income								7,625,853	7,625,853
Balance at September 30, 2020	48,100	5	2,000	-	5,230,490,450	523,049	399,817,526	(415,774,376)	(15,433,796)

For the Nine Months Ended September 30, 2019

	Series A Preferred Stock		Series 1A Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2018	60,756	$6	-	$-	63,537,885	$6,354	$395,889,712	$(418,531,968)	$(22,635,896)
Interest and Dividend Expense paid with Common Stock	-	-	-	-	118,531,773	11,853	98,489	-	110,342
Conversion of St.George Note into Common Shares	-	-	-	-	602,361,830	60,236	194,834	-	255,070
Conversion of Global Ichiban Note into Common Shares	-	-	-	-	9,595,327	960	114,040	-	115,000
Conversion of BayBridge Note into Common Shares	-	-	-	-	790,692,046	79,069	185,931	-	265,000
Conversion of Bellridge Note into Common Shares	-	-	-	-	573,601,030	57,360	144,640	-	202,000
Conversion of PowerUp Note into Common Shares	-	-	-	-	291,431,537	29,143	210,457	-	239,600
Conversion of GS Capital Note into Common Shares	-	-	-	-	327,651,670	32,765	39,953	-	72,718
Stock issued for fees					79,136,751	7,914	7,911	-	15,825
Conversion of Series A Preferred Stock into Common Shares	(12,656)	(1)	-	-	1	-	1	-	-
Loss on Extinguishment of Liabilities	-	-	-	-	-	-	767,453	-	767,453
Stock based compensation	-	-	-	-	-	-	20,750	-	20,750
Net Loss								(1,932,350)	(1,932,350)
Balance at September 30, 2019	48,100	5	-	-	2,856,539,850	285,654	397,674,171	(420,464,318)	(22,504,488)

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended
	September 30,
	2020	2019
Operating Activities:
Net income/(loss)	$7,625,853	$(1,932,350)
Adjustments to reconcile net income/(loss) to cash used in operating activities:
Depreciation and amortization	137,978	185,163
Operating lease asset amortization	28,710	—
Stock based compensation	-	20,750
Realized (gain) on sale and foreclosure of assets	(3,314,966)	(842,500)
Amortization of deferred financing costs	2,692	24,639
Non-cash interest expense	807,368	2,023,031
Amortization of debt discount	1,331,417	3,675,795
Bad debt expense	(141)	(302)
Warranty reserve	(7,654)	(4,253)
Change in fair value of derivatives and (gain) on extinguishment of liabilities, net	(8,707,333)	(6,430,048)
Changes in operating assets and liabilities:
Accounts receivable	(5,608)	143,059
Inventories	23,843	(23,599)
Prepaid expenses and other current assets	(283,912)	1,766
Accounts payable	(388,113)	(494,883)
Related party payable	—	189,260
Operating lease liabilities	(16,129)	—
Accrued interest	1,008,568	(51,880)
Accrued expenses	283,439	951,184
Net cash used in operating activities	(1,473,988)	(2,565,168)
Investing Activities:
Purchase of property, plant and equipment	—	(6,393)
Proceeds on sale of Assets	254,600	842,500
Patent activity costs	(156)	(9,361)
Net cash provided by investing activities	254,444	826,746
Financing Activities:
Proceeds from debt issuance	443,200	1,762,268
Repayment of debt	(145,000)	(10,000)
Proceeds from issuance of stock	2,000,000	—
Payment of debt financing costs	—	(7,500)
Net cash provided by (used in) financing activities	2,298,200	1,744,768
Net change in cash and cash equivalents	1,078,656	6,346
Cash and cash equivalents at beginning of period	-	18,159
Cash and cash equivalents at end of period	$1,078,656	$24,505
Supplemental Cash Flow Information:
Cash paid for interest	$—	$28,484
Non-Cash Transactions:
Non-cash conversions of preferred stock and convertible notes to equity	$47,132	$1,259,741
Non-cash financing costs	$—	$10,800
Operating lease assets obtained in exchange for operating lease liabilities	$(5,819,489)	$—
Non-cash mortgage derecognition	$(6,443,897)	$—
Non-cash property foreclosure	$6,443,897	$—
Interest converted to principal	$—	$171,152
Common shares issued for fees	$—	$15,825
Initial embedded derivative liabilities	$—	$3,781,186
Promissory notes exchanged for convertible notes	$—	$850,000

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

NOTE 2. BASIS OF PRESENTATION

The accompanying, unaudited, condensed consolidated financial statements have been derived from the accounting records of Ascent Solar Technologies, Inc., Ascent Solar (Asia) Pte. Ltd., and Ascent Solar (Shenzhen) Co., Ltd. (collectively, "the Company") as of September 30, 2020 and December 31, 2019, and the results of operations for the three and nine months ended September 30, 2020 and 2019. Ascent Solar (Shenzhen) Co., Ltd. is wholly owned by Ascent Solar (Asia) Pte. Ltd., which is wholly owned by Ascent Solar Technologies, Inc. All significant inter-company balances and transactions have been eliminated in the accompanying consolidated financial statements.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were described in Note 3 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. There have been no significant changes to our accounting policies as of September 30, 2020.

Derivatives: The Company evaluates its financial instruments under FASB ASC 815, "Derivatives and Hedging" to determine whether the instruments contain an embedded derivative. When an embedded derivative is present, the instrument is evaluated for a fair value adjustment upon issuance and at the end of every reporting period. Any adjustments to fair value are treated as gains and losses in fair values of derivatives and are recorded in the Condensed Consolidated Statements of Operations.

Refer to Notes 9 and 11 for further discussion on the embedded derivatives of each instrument.

Paycheck Protection Program Loan: The Company has elected to account for the forgivable loan received under the Paycheck Protection Program (“PPP”) provisions of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act as a debt instrument and to accrue interest on the outstanding loan balance. Additional interest at a market rate (due to the stated interest rate of the PPP loan being below market) is not imputed, as the transactions where interest rates prescribed by governmental agencies are excluded from the scope of accounting guidance on imputing interest. The proceeds from the loan will remain recorded as a liability until either (1) the loan is, in part of wholly, forgiven and the Company has been legally released or (2) the Company repays the loan to the lender.

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

Other new pronouncements issued but not effective as of September 30, 2020 are not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 4. LIQUIDITY, CONTINUED OPERATIONS, AND GOING CONCERN

During the nine months ended September 30, 2020 and the year ended December 31, 2019, the Company entered into multiple financing agreements to fund operations. Further discussion of these transactions can be found in Notes 9 through 11, and Note 16 of the financial statements presented as of, and for, the nine months ended September 30, 2020, and in Notes 8, 9, 10, 11, 12, and 14 of the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

The Company has continued limited PV production at its manufacturing facility. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented its product strategy. During the nine months ended September 30, 2020 the Company used $1,473,988 in cash for operations.

Additional projected product revenues are not anticipated to result in a positive cash flow position for the next twelve months overall and, as of September 30, 2020, the Company has negative working capital. As such, cash liquidity sufficient for the next twelve months will require additional financing.

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

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

The following table summarizes property, plant and equipment as of September 30, 2020 and December 31, 2019:

	As of September 30,	As of December 31,
	2020	2019
Building	$-	$5,828,960
Furniture, fixtures, computer hardware and computer software	489,421	489,421
Manufacturing machinery and equipment	25,986,189	26,593,588
Depreciable property, plant and equipment	26,475,610	32,911,969
Less: Accumulated depreciation and amortization	(26,454,118)	(28,677,350)
Net property, plant and equipment	$21,492	$4,234,619

The Company analyzes its long-lived assets for impairment, both individually and as a group, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

During the nine months ended September 30, 2020, the Company disposed of certain redundant machinery and equipment. This machinery and equipment was fully depreciated and the Company realized a gain of $254,600 from these sales.

Depreciation expense for the three months ended September 30, 2020 and 2019 was $15,316 and $45,585, respectively. Depreciation expense for the nine months ended September 30, 2020 and 2019 was $103,014 and $140,083. Depreciation expense is recorded under “Depreciation and amortization expense” in the unaudited Condensed Consolidated Statements of Operations.

On July 29, 2020 the Company’s owned facility at 12300 Grant Street, Thornton, CO 80241 (the “Building”) was foreclosed by the Building’s first lien holder (“Mortgage Holder”) and sold at public auction. The successful bidder for the Building was the Mortgage Holder, at the price of $7.193 million. As a result, the Company’s obligations to Mortgage Holder and all of the Company’s outstanding real property taxes on the Building were considered fully repaid.

On September 21, 2020, the Company entered into a lease agreement with 12300 Grant LLC (“Landlord”), an affiliated company of the Mortgage Holder, for approximately 100,000 rentable square feet of the Building (the “Lease”). The lease is classified as an operating lease and accounted for accordingly. The Lease term is for 88 months commencing on September 21, 2020 at a rent of $50,000 per month including taxes, insurance and common area maintenance until December 31, 2020. Beginning January 1, 2021, the rent shall adjust to $80,000 per month on a triple net basis and shall increase at an annual rate of 3% per annum until December 31, 2027.

At September 30, 2020, the Company recorded an operating lease asset and liability totaling $5,790,779 and $5,803,360, respectively. During the quarter ended September 30, 2020, the Company recorded operating lease costs included in rent expense totaling $28,710.

Future maturities of the operating lease liability are as follows:

Remainder of 2020	$150,000
2021	960,000
2022	988,800
2023	1,018,464
2024	1,049,018
Thereafter	3,339,682
Total lease payments	$7,505,964
Less amounts representing interest	(1,702,604)
Present value of lease liability	$5,803,360

The remaining lease term and discount rate of the operating lease is 87.5 months and 7.0% respectively.

NOTE 6. INVENTORIES

Inventories, net of reserves, consisted of the following at September 30, 2020 and December 31, 2019:

	As of September 30,	As of December 31,
	2020	2019
Raw materials	$510,049	$503,832
Work in process	-	30,060
Finished goods	-	-
Total	$510,049	$533,892

NOTE 7. NOTES PAYABLE

On February 24, 2017, the Company entered into an agreement with a vendor (“Vendor 1”) to convert the balance of their account into three notes payable in the aggregate amount of $765,784. The notes bear interest of 6% per annum and matured on February 24, 2018; all outstanding principal and accrued interest is due and payable upon maturity. On June 5, 2018, the Company entered into another agreement with the same Vendor 1 to convert the balance of their account into a fourth note payable with a principal amount of $308,041, this note also bears interest at a rate of 6% per annum, and matured on July 31, 2018. On September 11, 2020, the Company entered into a settlement agreement (the “Settlement Agreement A”) with Vendor 1. Pursuant to Settlement Agreement A, the Company paid $120,000 on September 23, 2020 as the full and final settlement of all amounts owed between the parties. Following such payment, a satisfaction of an existing judgment in favor of such law firm was filed in Adams County Colorado. The Company booked a gain of approximately $954,000 relating to Settlement Agreement A.

On June 30, 2017, the Company entered into an agreement with another vendor (“Vendor 2”) to convert the balance of their account into a note payable in the amount of $250,000. The note bears interest of 5% per annum and matured on February 28, 2018. As of September 30, 2020, the Company had not made any payments on this note, the accrued interest was $40,685, and the note is due upon demand.

On September 30, 2017, the Company entered into a settlement agreement with a customer to convert the credit balance of their account into a note payable in the amount of $215,234. The note bears interest of 5% per annum and matured on December 31, 2019. On September 11, 2020, the Company entered into a settlement agreement (the “Settlement Agreement B”) with the customer. Pursuant to Settlement Agreement B, the Company paid $20,000 on September 18, 2020 as the full and final settlement of all amounts owed between the parties. The Company booked a gain of approximately $158,000 relating to Settlement Agreement B.

NOTE 8. DEBT

On August 2, 2019, CHFA entered into an agreement to assign the mortgage note to Iliad Research and Trading, L.P., a Utah limited liability partnership ("IRT"). This agreement closed on September 11, 2019, and IRT paid a total of $5,885,148 to CHFA to assume the note. The payment amount consisted of $5,405,666 of principal and $479,482 of interest and fees. Interest will accrue on the note at the default interest rate of 10.5%.

On July 29, 2020, the Company’s owned facility at 12300 Grant Street, Thornton, CO 80241 (the “Building”) was foreclosed by IRT and sold at public auction. The successful bidder for the Building was IRT, at the price of $7.193 million. As a result, the Company’s obligations to IRT and all of the Company’s outstanding real property taxes on the Building were considered fully repaid.

NOTE 9. SECURED PROMISSORY NOTES

The following table provides a summary of the activity of the Company's secured notes:

	Global Ichiban	St. George	BD 1	Total
Secured Notes Principal Balance at December 31, 2018	$4,956,745	$1,315,000	$-	$6,271,745
New notes	-	845,000	-	845,000
Note conversions	(115,000)	-	-	(115,000)
Interest converted to principal	171,152	-	-	171,152
Note assignments	-	-	-	-
Secured Notes Principal Balance at December 31, 2019	5,012,897	2,160,000	-	7,172,897
Less: remaining discount	(765,576)	(71,666)	-	(837,242)
Secured Notes, net of discount, at December 31, 2019	4,247,321	2,088,334	-	6,335,655
New notes	6,400,000	-	-	6,400,000
Notes exchanged	(5,012,897)	(2,160,000)	2,160,000	(5,012,897)
Secured Notes Principal Balance at September 30, 2020	6,400,000	-	2,160,000	8,560,000
Less: remaining discount	(453,518)	-	-	(453,518)
Secured Notes, net of discount, at September 30, 2020	$5,946,482	$-	$2,160,000	$8,106,482

Global Ichiban Secured Promissory Notes

During 2018, the company issued to Global Ichiban Limited (“Global”) $1.9 million aggregate principal amount in notes, in exchange for additional proceeds of $1.9 million. The aggregate original issue discounts of $65,000 will be allocated to interest expense, ratably, over the life of the note. These notes matured between January 11, 2019 and October 22, 2019.

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
$311,670

All the notes issued in accordance with the note purchase and exchange agreement dated November 30, 2017 are secured by a security interest on substantially all of the Company’s assets, bear interest at a rate of 12% per annum and contain standard and customary events of default.

On September 9, 2020, the Company entered into a securities exchange agreement (“GI Exchange Agreement”) with Global. Pursuant to the terms of the GI Exchange Agreement, Global agreed to surrender and exchange all of its existing outstanding promissory notes with an aggregate principal balance of $6,313,387 (including accrued interest). In exchange, the Company issued to Global a secured convertible promissory note with a principal amount of $6,400,000.00 (“GI Exchange Note”). The GI Exchange Note will mature on September 30, 2022. Principal on the GI Exchange Note, if not converted, will be payable in a lump sum on September 30, 2022. The GI Exchange Note will not bear any accrued interest but bears a default interest rate of 18% in the event of a default under the GI Exchange Note. The GI Exchange Note is secured by a lien on substantially all of the Company’s assets pursuant to the Security Agreement dated November 30, 2017 (the “Security Agreement”) entered into between the Company and Global. The Company has accounted for the GI Exchange Agreement as a troubled debt restructuring. The future undiscounted cashflow of the new secured convertible promissory note totaling $6,400,000 is more than the carrying value of the original outstanding promissory notes totaling $6,313,387, therefore no gain was recorded and a new effective interest rate has been established based on the carrying value of the original promissory notes and revised cashflow. The difference of $86,613 was recorded as an original issue debt discount and will be charged to interest over the term of the note.

Subsequent to the period of this report, the amounts owed to Global were fully settled. Refer to the Global Ichiban Settlement Agreement section of Note 16. Subsequent Events for further details.

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

During the first quarter of 2020, pursuant to ASC Topic 815, Derivatives and Hedging, Management conducted a fair value assessment of the embedded derivative associated with these notes. Engaging the services of a firm specializing in these valuations, it was determined that a rational investor would not convert the notes, and would not expect to do so in the foreseeable future. As a result of the fair value assessments, the Company recorded an aggregate net gain of 2.0 million during the first quarter of 2020, recorded as a “Change in fair value of derivatives and gain/loss on extinguishment of liabilities, net” in the Condensed Consolidated Statements of Operations to properly reflect that the value of the embedded derivative had been eliminated. As the derivative associated with these notes was already eliminated, there was no gain or loss upon the September 9, 2020 exchange transaction.

The conversion option in the GI Exchange Note was deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the company ascertained the value of the conversion option as if separate from the convertible issuance based on the following assumptions: annual volatility of 49%, and a dividend yield of 0%, and appropriately recorded that value as a derivative liability. At September 9, 2020, the derivative liability associated with the GI Exchange Note was $447,903. The fair value of the derivative was recorded as a debt discount and will be charged to interest of the life of the note.

The derivative liability associated with the note is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. Management assessed the fair value of this embedded derivative, as of September 30, 2020, using the following assumptions: annual volatility of 39%, and a dividend yield of 0%. As a result of the fair value assessments, the Company recorded a net loss of $535,054 for the three and nine months ended September 30, 2020, as "Change in fair value of derivatives and gain/loss on extinguishment of liabilities, net" in the Condensed Consolidated Statements of Operations to properly reflect the fair value of the embedded derivative of $982,957 as of September 30, 2020.

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

On November 5, 2018, the Company entered into a second securities purchase agreement with St. George, for the private placement of a $1.2 million secured convertible promissory note ("Company Note"). On November 7, 2018, the Company received $200,000 of gross proceeds from the offering of the Company Note. The Company may receive additional cash proceeds of up to an aggregate of $800,000 through cash payments made from time to time by St George of principal and interest under the eight Investor Notes. The aggregate principal amount of the Company Note is divided into nine tranches, which tranches correspond to (i) the cash funding received on November 5, 2018 and (ii) the principal amounts of the eight Investor Notes. As of December 2019, the Company had received an additional $800,000 in proceeds and had recorded $1,220,000 in principal related to the Company and Investor Notes. The Company recorded original issue discounts of $200,000 and debt financing costs of $20,000, which will be recognized as interest expense, ratably, over the life of the note. As of September 30, 2020, the closing dates, closing amounts, and proceeds on completed Note tranches are as follows:

Closing Date	Closing Amount	Proceeds
11/7/2018	$260,000	$200,000
11/19/2018	$120,000	$100,000
11/30/2018	$120,000	$100,000
12/7/2018	$120,000	$100,000
12/17/2018	$120,000	$100,000
1/3/2019	$120,000	$100,000
1/17/2019	$120,000	$100,000
1/30/2019	$120,000	$100,000
2/8/2019	$120,000	$100,000

On March 13, 2019, the Company entered into a third securities purchase agreement with St. George, for the private placement of a $365,000 secured convertible promissory note ("Third Note"). The Company recorded original issue discounts of $60,000 and debt financing costs of $5,000, which will be recognized as interest expense, ratably, over the life of the note.  As of September 30, 2020, the closing dates, closing amounts, and proceeds on completed Note tranches are as follows:

Closing Date	Closing Amount	Proceeds
3/15/2019	$125,000	$100,000
3/22/2019	$120,000	$100,000
4/4/2019	$120,000	$100,000

As of September 30, 2020, no principal or interest had been paid or converted, and the aggregate principal and interest balance of the Notes were $2,160,000, and $417,151, respectively.

On September 9, 2020, all debts with St. George were assigned to another investor, BD 1 Investment Holding, LLC (“BD 1”). The Company subsequently entered into an Exchange Agreement with BD 1 on December 18, 2020. Refer to the BD 1 Exchange Agreement section of Note 16. Subsequent Events for further discussion.

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

At September 30, 2020, pursuant to ASC Topic 815, Derivatives and Hedging, Management conducted a fair value assessment of the embedded derivatives associated with these notes. Engaging the services of a firm specializing in these valuations, it was determined that a rational investor would not convert the notes, and would not expect to do so in the foreseeable future. The Company has reported doubt as to its ability to continue as a going concern since 2015. The Company scaled down operations and did not expect to ramp up until significant financing could be obtained and has been operating under these conditions for some time already, continuously chasing funding to continue operations. Circumstances shifted in late 2019 and early 2020, making fundraising and continuing operations more difficult, thereby reducing liquidity and attractiveness of the common stock. These new circumstances made it clear to current and prospective investors that the Company would either file bankruptcy or restructure with a strategic investor. Accordingly, as of the valuation date, conversion of a debt instrument into common stock that cannot be sold in the marketplace would put the holder in a far less secure position compared to holding the instrument as debt. As a result of the fair value assessments, the Company recorded an aggregate net gain of $2.5 million for the nine months ended September 30, 2020, as "Change in fair value of derivatives and gain/loss on extinguishment of liabilities, net" in the Condensed Consolidated Statements of Operations to properly reflect that the value of the embedded derivative had been eliminated as of September 30, 2020.

NOTE 10. PROMISSORY NOTES

The following table provides a summary of the activity of the Company's non-convertible, unsecured, promissory notes:

	Investor 1	Investor 2	BD 1	SBA	Total
Promissory Notes Principal Balance at December 31, 2018	$494,437	$850,000	$-	$-	$1,344,437
New principal	—	615,000	-	-	615,000
Notes exchanged	—	(850,000)	-	-	(850,000)
Promissory Notes Principal Balance at December 31, 2019	494,437	615,000	-	-	1,109,437
Less: remaining discount	—	(16,666)	-	-	(16,666)
Promissory Notes, net of discount, at December 31, 2019	494,437	598,334	-	-	1,092,771
New principal	—	35,000	—	193,200	228,200
Notes assigned or exchanged	(494,437)	(650,000)	1,144,437	—	—
Promissory Notes Principal Balance at September 30, 2020	-	-	1,144,437	193,200	1,337,637
Less: remaining discount	—	—	—	—	—
Promissory Notes, net of discount, at September 30, 2020	$-	$-	$1,144,437	$193,200	$1,337,637

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

As of September 30, 2020, $331,000 of principal and $51,000 of interest had been paid on this note. The outstanding principal and accrued interest balances on the note as of September 30, 2020 were $494,437 and $175,376, respectively.

On September 11, the debt with Investor 1 was assigned to BD 1. The Company subsequently entered into an Exchange Agreement with BD 1 on December 18, 2020. Refer to the BD 1 Exchange Agreement section of Note 16. Subsequent Events for further discussion.

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

On December 31, 2018, the Company initiated a non-convertible, unsecured promissory note with Investor 2 for an aggregate principal amount of $300,000. The promissory note was issued with an original issue discount of $75,000, which was recorded as interest expense ratably over the term of the note, resulting in proceeds to the company of $225,000, which was received in several tranches between September 2018 and December 2018. This note bears interest at 12% per annum and matured on June 30, 2019. On August 22, 2019, the Company entered into a securities exchange agreement with Investor 2 to surrender and exchange this promissory note in exchange for a convertible note. The promissory note had a principal balance of $300,000 and an accrued interest balance of $28,000. See Note 11 for further discussion on the new convertible notes

On March 11, 2019, the Company initiated a non-convertible, unsecured promissory note with Investor 2 for an aggregate principal amount of $60,000. The promissory note was issued with an original issue discount of $10,000, which was recorded as interest expense ratably over the term of the note, resulting in proceeds to the company of $50,000, which was received in several tranches between January 2019 and March 2019. This note bears interest at 12% per annum and matured on September 11, 2019. All principal and interest is payable upon maturity. As of September 30, 2020, the remaining principal and interest on this note were $60,000 and $10,000, respectively.

On May 14, 2019, the Company initiated a non-convertible, unsecured promissory note with Investor 2 for an aggregate principal amount of $100,000. The promissory note was issued with an original issue discount of $25,000, which will be recorded as interest expense ratably over the term of the note, resulting in proceeds to the company of $75,000, which was received in several tranches between March 2019 and May 2019. This note bears interest at 12% per annum and matured on October 11, 2019. All principal and interest is payable upon maturity. As of September 30, 2020, the remaining principal and interest on this note were $100,000 and $14,000, respectively.

On July 8, 2019, the Company initiated a non-convertible, unsecured promissory note with Investor 2 for an aggregate principal amount of $125,000. The promissory note was issued with an original issue discount of $25,000, which will be recorded as interest expense ratably over the term of the note, resulting in proceeds to the company of $100,000. This note bears interest at 12% per annum and matured on January 8, 2020. All principal and interest is payable upon maturity. As of September 30, 2020, the remaining principal and interest on this note were $125,000 and $15,000, respectively.

On August 8, 2019, the Company initiated a non-convertible, unsecured promissory note with Investor 2 for an aggregate principal amount of $65,000. The promissory note was issued with an original issue discount of $20,000, which will be recorded as interest expense ratably over the term of the note, resulting in proceeds to the company of $45,000. This note bears interest at 12% per annum and matured on February 8, 2020. All principal and interest is payable upon maturity. As of September 30, 2020, the remaining principal and interest on this note were $65,000 and $7,000, respectively.

On September 9, 2019, the Company initiated a non-convertible, unsecured promissory note with Investor 2 for an aggregate principal amount of $150,000. The promissory note was issued with an original issue discount of $40,000, which will be recorded as interest expense ratably over the term of the note, resulting in proceeds to the company of $110,000, which was received in several tranches during September 2019. This note bears interest at 12% per annum and matured on March 9, 2020. All principal and interest is payable upon maturity. As of September 30, 2020, the remaining principal and interest on this note were $150,000 and $15,000, respectively.

On May 1, 2020, the Company initiated a non-convertible, unsecured promissory note with Investor 2 for an aggregate principal amount of $150,000. The promissory note was issued with an original issue discount of $35,000, which will be recorded as interest expense ratably over the term of the note, resulting in proceeds to the company of $115,000, which was received in several tranches between September 2019 and November 2019. This note bears interest at 12% per annum and matures on May 1, 2021. All principal and interest is payable upon maturity. As of September 30, 2020, the remaining principal and interest on this note were $150,000 and $11,000, respectively.

As of September 30, 2020, the aggregate outstanding principal and interest for Investor 2 was $650,000 and $72,000, respectively.

On September 11, 2020, the debt with Investor 2 was assigned to BD 1. The Company subsequently entered into an Exchange Agreement with BD 1 on December 18, 2020. Refer to the BD 1 Exchange Agreement section of Note 16. Subsequent Events for further discussion.

SBA PPP

On April 17, 2020, the Company obtained a PPP Loan from Vectra Bank Colorado (“Vectra”) in the aggregate amount of $193,200, which was established under the CARES Act, as administered by the Small Business Association (“SBA”). Under the terms of the CARES Act and the PPP, all or a portion of the principal amount of the PPP Loan is subject to forgiveness so long as, over the 24-week period following the Company’s receipt of the proceeds of the PPP Loan, the Company uses those proceeds for payroll costs, rent, utility costs or the maintenance of employee and compensation levels. The PPP Loan is unsecured, guaranteed by the SBA, and has a two-year term, maturing on April 17, 2022. Interest accrues on the loan beginning with the initial disbursement; however, payments of principal and interest are deferred until Vectra’s determination of the amount of forgiveness applied for by the Company is approved by the SBA. If the Company does not apply for forgiveness within 10 months after the last day of the covered period (defined, at the Company’s election as 24 weeks), such payments will be due that month. See Note 15 for further information on the SBA PPP note.

NOTE 11. CONVERTIBLE NOTES

The following table provides a summary of the activity of the Company's unsecured, convertible, promissory notes:

	Principal Balance 12/31/2018	New Notes	Notes assigned or exchanged	Notes converted	Principal Balance 12/31/2019	Less: Discount Balance	Net Principal Balance 12/31/2019
October 2016 Notes	$330,000	$-	$-	$-	$330,000	$-	$330,000
St. George Notes	1,099,233	(172,500)	-	(309,070)	617,663	-	617,663
BayBridge Notes	62,500	-	1,160,000	(281,900)	940,600	(408,333)	532,267
Bellridge Notes	455,000	510,000	(226,000)	(243,000)	496,000	(382,500)	113,500
Power Up Notes	225,000	149,500	-	(267,680)	106,820	(26,566)	80,254
EMA Note	75,000	-	(75,000)	-	-	-	-
Widjaja Note	-	330,000	-	-	330,000	(1)	329,999
GS Capital Notes	-	178,568	75,000	(84,068)	169,500	(44,167)	125,333
	$2,246,733	$995,568	$934,000	$(1,185,718)	$2,990,583	$(861,567)	$2,129,016

	Principal Balance 12/31/2019	New Notes/Adjustments	Notes assigned or exchanged	Notes converted	Principal Balance 9/30/2020	Less: Discount Balance	Net Principal Balance 9/30/2020
October 2016 Notes	$330,000	$-	$(330,000)	$-	$-	$-	$-
St. George Notes	617,663	-	(617,663)	-	-	-	-
BayBridge Notes	940,600	-	(940,600)	-	-	-	-
Bellridge Notes	496,000	-	(451,000)	(45,000)	-	-	-
Power Up Notes	106,820	-	(106,820)	-	-	-	-
Widjaja Note	330,000	-	(330,000)	-	-	-	-
GS Capital Notes	169,500	-	(169,500)	-	-	-	-
Penumbra Note	-	250,000	-	-	250,000	-	250,000
BD 1 Notes	-	2,945,583	-	-	2,945,583	-	2,945,583
	$2,990,583	$3,195,583	$(2,945,583)	$(45,000)	$3,195,583	$-	$3,195,583

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

Outstanding principal and accrued interest on the convertible notes were $330,000 and $75,000, respectively as of September 30, 2020.

On September 11, 2020, the October 2016 Convertible Notes were assigned to BD 1. The Company subsequently entered into an Exchange Agreement with BD 1 on December 18, 2020. Refer to the BD 1 Exchange Agreement section of Note 16. Subsequent Events for further discussion.

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

At September 30, 2020, pursuant to ASC Topic 815, Derivatives and Hedging, Management conducted a fair value assessment of the embedded derivatives associated with these notes. Engaging the services of a firm specializing in these valuations, it was determined that a rational investor would not convert the notes, and would not expect to do so in the foreseeable future. The Company has reported doubt as to its ability to continue as a going concern since 2015. The Company scaled down operations and did not expect to ramp up until significant financing could be obtained and has been operating under these conditions for some time already, continuously chasing funding to continue operations.  Circumstances shifted in late 2019 and early 2020, making fundraising and continuing operations more difficult, thereby reducing liquidity and attractiveness of the common stock. These new circumstances made it clear to current and prospective investors that the Company would either file bankruptcy or restructure with a strategic investor. Accordingly, as of the valuation date, conversion of a debt instrument into common stock that cannot be sold in the marketplace would put the holder in a far less secure position compared to holding the instrument as debt. As a result of the fair value assessments, the Company recorded an aggregate net gain of $558,000 for the nine months ended September 30, 2020, as "Change in fair value of derivatives and gain/loss on extinguishment of liabilities, net" in the Condensed Consolidated Statements of Operations to properly reflect that the value of the embedded derivative had been eliminated as of September 30, 2020.

St. George Convertible Note

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

As of September 30, 2020, cash payments of $192,000 had been made on the convertible note, and $916,000 had been converted into 1.2 billion shares of the Company's common stock. The remaining balance on the note was $618,000 as of September 30, 2020.The following table summarizes the conversion activity of this note:

Conversion Period	Principal Converted	Interest Converted	Common Shares Issued
Q1 2018	$75,000	$-	187,500
Q2 2018	316,600	-	2,082,778
Q3 2018	102,500	-	3,142,333
Q4 2018	112,500	-	10,437,046
Q1 2019	106,750	-	58,503,244
Q2 2019	59,320	-	86,636,364
Q3 2019	89,000	-	457,222,222
Q4 2019	54,000	-	540,000,000
	$915,670	$-	1,158,211,487

On September 9, 2020, the debt with St. George was assigned to BD 1. The Company subsequently entered into an Exchange Agreement with BD 1. Refer to the BD 1 Exchange Agreement section of Note 16. Subsequent Events for further discussion.

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

At September 30, 2020, pursuant to ASC Topic 815, Derivatives and Hedging, Management conducted a fair value assessment of the embedded derivatives associated with these notes. Engaging the services of a firm specializing in these valuations, it was determined that a rational investor would not convert the notes, and would not expect to do so in the foreseeable future. The Company has reported doubt as to its ability to continue as a going concern since 2015. The Company scaled down operations and did not expect to ramp up until significant financing could be obtained and has been operating under these conditions for some time already, continuously chasing funding to continue operations. Circumstances shifted in late 2019 and early 2020, making fundraising and continuing operations more difficult, thereby reducing liquidity and attractiveness of the common stock. These new circumstances made it clear to current and prospective investors that the Company would either file bankruptcy or restructure with a strategic investor. Accordingly, as of the valuation date, conversion of a debt instrument into common stock that cannot be sold in the marketplace would put the holder in a far less secure position compared to holding the instrument as debt. As a result of the fair value assessments, the Company recorded an aggregate net gain of $553,000 for the nine months ended September 30, 2020, as "Change in fair value of derivatives and gain/loss on extinguishment of liabilities, net" in the Condensed Consolidated Statements of Operations to properly reflect that the value of the embedded derivative had been eliminated as of September 30, 2020.

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

As of September 30, 2020, aggregate principal of $489,400 and interest of $12,710 had been converted into 1 billion shares of common stock and no cash payments of principal or interest had been made on these exchange notes. The principal and accrued interest balances on the exchange notes, as of September 30, 2020, were $940,600 and $119,300, respectively.

The following table summarizes the conversion activity of these notes:

Conversion Period	Principal Converted	Interest Converted	Common Shares Issued
Q4 2018	$207,500	$4,303	16,008,198
Q1 2019	90,500	3,278	47,400,806
Q2 2019	88,500	2,079	141,822,223
Q3 2019	86,000	2,261	616,247,346
Q4 2019	16,900	789	176,886,700
	$489,400	$12,710	998,365,273

On September 11, 2020, the debt with Baybridge was assigned to BD 1. The Company subsequently entered into an Exchange Agreement with BD 1 on December 18, 2020. Refer to the BD 1 Exchange Agreement section of Note 16. Subsequent Events for further discussion.

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

At September 30, 2020, pursuant to ASC Topic 815, Derivatives and Hedging, Management conducted a fair value assessment of the embedded derivatives associated with these notes. Engaging the services of a firm specializing in these valuations, it was determined that a rational investor would not convert the notes, and would not expect to do so in the foreseeable future. The Company has reported doubt as to its ability to continue as a going concern since 2015. The Company scaled down operations and did not expect to ramp up until significant financing could be obtained and has been operating under these conditions for some time already, continuously chasing funding to continue operations. Circumstances shifted in late 2019 and early 2020, making fundraising and continuing operations more difficult, thereby reducing liquidity and attractiveness of the common stock. These new circumstances made it clear to current and prospective investors that the Company would either file bankruptcy or restructure with a strategic investor. Accordingly, as of the valuation date, conversion of a debt instrument into common stock that cannot be sold in the marketplace would put the holder in a far less secure position compared to holding the instrument as debt. As a result of the fair value assessments, the Company recorded an aggregate net gain of $932,000 for the nine months ended September 30, 2020, as "Change in fair value of derivatives and gain/loss on extinguishment of liabilities, net" in the Condensed Consolidated Statements of Operations to properly reflect that the value of the embedded derivative had been eliminated as of September 30, 2020.

Bellridge Convertible Notes

On October 22, 2019, the Company and Bellridge entered into an exchange agreement to exchange the outstanding Bellridge notes with principal and interest of $226,000 and $51,000, respectively, into a new note with a principal balance of $450,000. The note is not secured, contains no registration rights, has an interest rate of 10% per annum, matures on October 22, 2020, and contains standard and customary events of default. All principal and interest on the note are due upon maturity. Bellridge shall have the option to convert all or a portion of the amounts outstanding under the note, into shares of the Company's common stock. Conversions into common stock shall be calculated using a variable conversion price equal to the lesser of (i) $0.0005 or (ii) 70% of the lowest traded price for the shares over the prior ten-day trading period immediately preceding the conversion. The original issue discount of $173,000 will be charged to interest, ratably, over the life of the note.

On October 22, 2019, the Company and Bellridge entered into a new convertible promissory note with a principal balance of $60,000, in exchange for proceeds of $40,000. The note is not secured, contains no registration rights, has an interest rate of 10% per annum, matures on October 22, 2020, and contains standard and customary events of default. All principal and interest on the note are due upon maturity. Bellridge shall have the option to convert all or a portion of the amounts outstanding under the note, into shares of the Company's common stock. Conversions into common stock shall be calculated using a variable conversion price equal to the lesser of (i) $0.0005 or (ii) 70% of the lowest traded price for the shares over the prior ten-day trading period immediately preceding the conversion. The original issue discount of $20,000 will be charged to interest, ratably, over the life of the note.

As of September 30, 2020, an aggregate principal of $533,000 and interest of $32,000, on the Bellridge convertible notes had been converted into 1.6 billion shares of common stock and no cash payments of principal or interest had been made. The aggregate principal and accrued interest balances as of September 30, 2020 were $451,000 and $84,000, respectively.

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

On September 11, 2020, all outstanding debt with Bellridge was assigned to BD 1. The Company subsequently entered into an Exchange Agreement with BD 1 on December 18, 2020. Refer to BD 1 Exchange Agreement section of Note 16. Subsequent Events for further discussion.

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

At September 30, 2020, pursuant to ASC Topic 815, Derivatives and Hedging, Management conducted a fair value assessment of the embedded derivatives associated with these notes. Engaging the services of afirm specializing in these valuations, it was determined that a rational investor would not convert the notes, and would not expect to do so in the foreseeable future. The Company has reported doubt as to its ability to continue as a going concern since 2015. The Company scaled down operations and did not expect to ramp up until significant financing could be obtained and has been operating under these conditions for some time already, continuously chasing funding to continue operations. Circumstances shifted in late 2019 and early 2020, making fundraising and continuing operations more difficult, thereby reducing liquidity and attractiveness of the common stock. These new circumstances made it clear to current and prospective investors that the Company would either file bankruptcy or restructure with a strategic investor. Accordingly, as of the valuation date, conversion of a debt instrument into common stock that cannot be sold in the marketplace would put the holder in a far less secure position compared to holding the instrument as debt. As a result of the fair value assessments, the Company recorded an aggregate net gain of $744,000 for the nine months ended September 30, 2020, as "Change in fair value of derivatives and gain/loss on extinguishment of liabilities, net" in the Condensed Consolidated Statements of Operations to properly reflect that the value of the embedded derivative had been eliminated as of September 30, 2020.

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

As of September 30, 2020, three of the notes had been converted in full. The aggregate principal and interest converted was $267,680 and $9,000, respectively, into 578.8 million shares of common stock. No cash payments of principal or interest had been made. The aggregate principal and accrued interest balances as of September 30, 2020 were $107,000 and $14,000, respectively.

The following table summarizes the conversion activity of these notes:

Conversion Period	Principal Converted	Interest Converted	Common Shares Issued
Q1 2019	$182,500	$7,300	95,014,902
Q2 2019	42,500	1,700	47,155,556
Q3 2019	14,600	-	155,824,176
Q4 2019	28,080	-	280,800,000
	$267,680	$9,000	578,794,634

On September 11, 2020, the debt with Power Up was assigned to BD 1. The Company subsequently entered into an Exchange Agreement with BD 1 on December 18, 2020. Refer to the BD 1 Exchange Agreement section of Note 16. Subsequent Events for further discussion.

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

At September 30, 2020, pursuant to ASC Topic 815, Derivatives and Hedging, Management conducted a fair value assessment of the embedded derivatives associated with these notes. Engaging the services of a firm specializing in these valuations, it was determined that a rational investor would not convert the notes, and would not expect to do so in the foreseeable future. The Company has reported doubt as to its ability to continue as a going concern since 2015. The Company scaled down operations and did not expect to ramp up until significant financing could be obtained and has been operating under these conditions for some time already, continuously chasing funding to continue operations. Circumstances shifted in late 2019 and early 2020, making fundraising and continuing operations more difficult, thereby reducing liquidity and attractiveness of the common stock. These new circumstances made it clear to current and prospective investors that the Company would either file bankruptcy or restructure with a strategic investor. Accordingly, as of the valuation date, conversion of a debt instrument into common stock that cannot be sold in the marketplace would put the holder in a far less secure position compared to holding the instrument as debt. As a result of the fair value assessments, the Company recorded an aggregate net gain of $117,000 for the nine months ended September 30, 2020, as "Change in fair value of derivatives and gain/loss on extinguishment of liabilities, net" in the Condensed Consolidated Statements of Operations to properly reflect that the value of the embedded derivative had been eliminated as of September 30, 2020.

Widjaja Convertible Note

On January 11, 2019, the Company entered into a note purchase with Jason Widjaja (“Widjaja”), for the private placement of a $330,000 convertible promissory note, in exchange for $330,000 of gross proceeds. The note is unsecured, bears interest at 12% per annum, matured on January 11, 2020, and contains standard and customary events of default. Principal and interest on the note will be payable upon maturity.

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

As of September 30, 2020, no principal and no interest had been converted into shares of common stock and no cash payments of principal or interest had been made. The aggregate principal and accrued interest balances as of September 30, 2020 were $330,000 and $58,000, respectively.

On September 11, 2020, the debt with Widjaja was assigned to BD 1. The Company subsequently entered into an Exchange Agreement with BD 1 on December 18, 2020. Refer to the BD 1 Exchange Agreement section of Note 16. Subsequent Events for further discussion.

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

At September 30, 2020, pursuant to ASC Topic 815, Derivatives and Hedging, Management conducted a fair value assessment of the embedded derivatives associated with these notes. Engaging the services of a firm specializing in these valuations, it was determined that a rational investor would not convert the notes, and would not expect to do so in the foreseeable future. The Company has reported doubt as to its ability to continue as a going concern since 2015. The Company scaled down operations and did not expect to ramp up until significant financing could be obtained and has been operating under these conditions for some time already, continuously chasing funding to continue operations. Circumstances shifted in late 2019 and early 2020, making fundraising and continuing operations more difficult, thereby reducing liquidity and attractiveness of the common stock. These new circumstances made it clear to current and prospective investors that the Company would either file bankruptcy or restructure with a strategic investor. Accordingly, as of the valuation date, conversion of a debt instrument into common stock that cannot be sold in the marketplace would put the holder in a far less secure position compared to holding the instrument as debt. As a result of the fair value assessments, the Company recorded an aggregate net gain of $167,000 for the nine months ended September 30, 2020, as "Change in fair value of derivatives and gain/loss on extinguishment of liabilities, net" in the Condensed Consolidated Statements of Operations to properly reflect that the value of the embedded derivative had been eliminated as of September 30, 2020.

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

These notes are unsecured, bear interest at 8% per annum, mature twelve months from the date of issuance, and contain standard and customary events of default. Principal and interest on the note will be payable upon maturity. There are no registration rights applicable to the note.

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

As of September 30, 2020, principal of $84,000 and interest of $6,000 had been converted into 473.4 million shares of common stock and no cash payments of principal or interest had been made. The aggregate principal and accrued interest balances as of September 30, 2020 were $169,500 and $19,011, respectively.

The following table summarizes the conversion activity of these notes:

Conversion Period	Principal Converted	Interest Converted	Common Shares Issued
Q2 2019	$15,000	$763	17,321,692
Q3 2019	57,718	4,284	335,425,736
Q4 2019	11,350	719	120,697,800
	$84,068	$5,766	473,445,228

On September 11, 2020, the debt with GS was assigned to BD 1. The Company subsequently entered into an Exchange Agreement with BD 1 on December 18, 2020. Refer to the BD 1 Exchange Agreement section of Note 16. Subsequent Events for further discussion.

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

At September 30, 2020, pursuant to ASC Topic 815, Derivatives and Hedging, Management conducted a fair value assessment of the embedded derivatives associated with these notes. Engaging the services of a firm specializing in these valuations, it was determined that a rational investor would not convert the notes, and would not expect to do so in the foreseeable future. The Company has reported doubt as to its ability to continue as a going concern since 2015. The Company scaled down operations and did not expect to ramp up until significant financing could be obtained and has been operating under these conditions for some time already, continuously chasing funding to continue operations. Circumstances shifted in late 2019 and early 2020, making fundraising and continuing operations more difficult, thereby reducing liquidity and attractiveness of the common stock. These new circumstances made it clear to current and prospective investors that the Company would either file bankruptcy or restructure with a strategic investor. Accordingly, as of the valuation date, conversion of a debt instrument into common stock that cannot be sold in the marketplace would put the holder in a far less secure position compared to holding the instrument as debt. As a result of the fair value assessments, the Company recorded an aggregate net gain of $182,000 for the nine months ended September 30, 2020, as "Change in fair value of derivatives and gain/loss on extinguishment of liabilities, net" in the Condensed Consolidated Statements of Operations to properly reflect that the value of the embedded derivative had been eliminated as of September 30, 2020.

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

The Series A Preferred Stock may be converted into shares of common stock at the option of the Company if the closing price of the common stock exceeds $232, as adjusted, for twenty consecutive trading days, or by the holder at any time. The Company has the right to redeem the Series A Preferred Stock at a price of $8.00 per share, plus any accrued and unpaid dividends, plus the make-whole amount (if applicable). At September 30, 2020, the preferred shares were not eligible for conversion to common shares at the option of the Company. The holder of the preferred shares may convert to common shares at any time, at no cost, at a ratio of 1 preferred share into 1 common share (subject to standard ratable anti-dilution adjustments). Upon any conversion (whether at the option of the Company or the holder), the holder is entitled to receive any accrued but unpaid dividends.

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

As of September 30, 2020, there were 48,100 shares of Series A Preferred Stock outstanding and accrued and unpaid dividends of $355,673.

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

In November 2020, Crowdex converted 1,200 shares of outstanding Series 1A Preferred Stock into 12,000,000,000 shares of Common Stock.

NOTE 13. STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

At September 30, 2020, the Company had 20 billion shares of common stock, $0.0001 par value, authorized for issuance. Each share of common stock has the right to one vote. As of September 30, 2020, the Company had 5,230,490,450 shares of common stock outstanding. The Company has not declared or paid any dividends related to the common stock through September 30, 2020.

Preferred Stock

At September 30, 2020, the Company had 25,000,000 shares of preferred stock, $0.0001 par value, authorized for issuance. Preferred stock may be issued in classes or series. Designations, powers, preferences, rights, qualifications, limitations and restrictions are determined by the Company’s Board of Directors.

The following table summarizes the designations, shares authorized, and shares outstanding for the Company's Preferred Stock:

Preferred Stock Series Designation	Shares Authorized	Shares Outstanding
Series A	750,000	48,100
Series 1A	5,000	2,000
Series B-1	2,000	—
Series B-2	1,000	—
Series C	1,000	—
Series D	3,000	—
Series D-1	2,500	—
Series E	2,800	—
Series F	7,000	—
Series G	2,000	—
Series H	2,500	—
Series I	1,000	—
Series J	1,350	—
Series J-1	1,000	—
Series K	20,000	—

Series A Preferred Stock

Refer to Note 12 for Series A Preferred Stock activity.

Series B-1, B-2, C, D, D-1, E, F, G, H, I, J, J-1, and K Preferred Stock

There were no transactions involving the Series B-1, B-2, C, D, D-1, H, I, J, J-1, or K during the three and nine months ended September 30, 2020 and 2019.

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

Stock Options: There was no expense recorded for the nine months ended September 30, 2020 related to stock option awards. The Company recognized share-based compensation expense for stock options of $20,750 to officers, directors and employees for the nine months ended September 30, 2019 related to stock option awards, reduced for forfeitures. There were no option grants during the nine months ended September 30, 2020 or 2019.

As of September 30, 2020, there were no unvested stock options. As of September 30, 2020, 97 shares were vested and 120 shares remained available for future grants under the Option Plan.

The following table summarizes stock option activity within the Stock Option Plan

	Stock Option Shares	Weighted Average Remaining Contractual Life in Years
Outstanding at December 31, 2018	110	5.18
Granted	—
Exercised	—
Canceled	(13)
Outstanding at December 31, 2019	97	4.68
Granted	—
Exercised	—
Canceled	—
Outstanding and Exercisable at September 30, 2020	97	3.92

Restricted Stock: The Company did not recognize share-based compensation expense related to restricted stock grants for the nine months ended September 30, 2020 or for the year ended December 31, 2019. There were no restricted stock grants for the periods ended September 30, 2020 and December 31, 2019.

As of September 30, 2020, there was no unrecognized share-based compensation expense from unvested restricted stock, no shares were expected to vest in the future, and 496 shares remained available for future grants under the Restricted Stock Plan.

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

The Company plans to apply for forgiveness of the PPP Loan in the second quarter of 2021.

The PPP Loan is subject to any new guidance and new requirements released by the Department of the Treasury.

At September 30, 2020 the total outstanding balance of the PPP Loan was $193,200.

NOTE 16. SUBSEQUENT EVENTS

The Company was in a dormant status for most of 2020 due to financial constraints as well as delays in reorganization and fund-raising efforts due to the impact of COVID-19. Below is the sequence of events subsequent to September 30, 2020:

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

On December 18, 2020, the Company entered into a securities exchange agreement (“BD1 Exchange Agreement”) with BD 1, who had previously acquired all of the Company’s existing outstanding unsecured notes (other than notes held by GI and Crowdex) from the original note holders as listed above.

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

Overview

We are a company formed to commercialize flexible PV modules using our proprietary technology. For the three and nine months ended September 30, 2020, we generated $6,293 and $60,445 of revenue from product sales, respectively. As of September 30, 2020, we had an accumulated deficit of $415,774,376.

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

Basis of Presentation: The accompanying condensed consolidated financial statements (unaudited) have been derived from the accounting records of Ascent Solar Technologies, Inc., Ascent Solar (Asia) Pte. Ltd., and Ascent Solar (Shenzhen) Co., Ltd. (collectively, "the Company") as of September 30, 2020 and December 31, 2019, and the results of operations for the three and nine months ended September 30, 2020 and 2019. Ascent Solar (Shenzhen) Co., Ltd. is wholly owned by Ascent Solar (Asia) Pte. Ltd., which is wholly owned by Ascent Solar Technologies, Inc. All significant inter-company balances and transactions have been eliminated in the accompanying consolidated financial statements.

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

The Company’s significant accounting policies were described in Note 3 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. There have been no significant changes to our accounting policies as of September 30, 2020.

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

Revenues. Our revenues were $6,293 for the three months ended September 30, 2020 compared to $338,373 for the three months ended September 30, 2019, a decrease of $332,080, due primarily to reduced operations in the current period.

Cost of revenues. Our Cost of revenues for the three months ended September 30, 2020 was $5,528 compared to $74,271 for the three months ended September 30, 2019, a decrease of $68,743. The decrease in cost of revenues is mainly due to the decrease in materials and labor costs as a result of a decrease in production for the three months ended September 30, 2020 compared to 2019. Cost of revenues for the three months ended September 30, 2020 is comprised primarily of direct labor and overhead. Management believes our factory is currently significantly under-utilized, and a substantial increase in revenue would result in marginal increases to Direct Labor and Overhead included in the Cost of revenues. As such management’s focus going forward is to improve gross margin through increased sales and improved utilization of our factory. We are currently pursuing high-value PV markets.

Research, development and manufacturing operations. Research, development and manufacturing operations costs were $150,060 for the three months ended September 30, 2020, compared to $460,775 for the three months ended September 30, 2019, a decrease of $310,715. The decrease in cost is due primarily to reduced operations in the current period. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. Research, development and manufacturing operations costs also include costs related to technology development and governmental contracts.

Selling, general and administrative. Selling, general and administrative expenses were $315,660 for the three months ended September 30, 2020, compared to $663,566 for the three months ended September 30, 2019, a decrease of $317,906. The decrease in costs is due primarily to reduced operations in the current period.

Other Income/Expense, net. Other income was $3,081,901 for the three months ended September 30, 2020, compared to other expense of $391,012 for the three months ended September 30, 2019, an improvement of $3,472,913. The improvement is due primarily to the gain on the sale of our facility and settlement of liabilities.

Net Income/Loss. Our Net Income was $2,590,621 for the three months ended September 30, 2020, compared to a Net Loss of $1,279,405 for the three months ended September 30, 2019, an improvement of $3,870,026. The improvement is due primarily to the gain on the sale of our facility and settlement of liabilities.

The improvement of $3,870,026 in Net Income/Loss for the three months ended September 30, 2020 can be summarized in variances in significant account activity as follows:

Decrease (Increase) to Net Loss For the Three Months Ended September 30, 2020 Compared to the Three Months Ended September, 2019
Revenues	$(332,080)
Cost of Revenue	68,743
Research, development and manufacturing operations	310,715
Selling, general and administrative expenses	317,906
Depreciation and Amortization Expense	31,829
Other Income / Expense
Other income/(expense), net	3,049,366
Interest Expense	944,247
Non-Cash Change in Fair Value of Derivatives and Gain/Loss on Extinguishment of Liabilities, net	(520,700)
Increase to Net Income	$3,870,026

Comparison of the Nine Months Ended September 30, 2020 and 2019

Revenues. Our revenues were $60,445 for the nine months ended September 30, 2020 compared to $628,124 for the nine months ended September 30, 2019, a decrease of $567,679, due primarily to reduced operations in the current period.

Cost of revenues. Our Cost of revenues for the nine months ended September 30, 2020 was $101,156 compared to $282,825 for the nine months ended September 30, 2019, a decrease of $181,669. The decrease in cost of revenues is mainly due to the decrease in materials and labor costs as a result of a decrease in production for the nine months ended September 30, 2020 compared to 2019. Cost of revenues for the nine months ended September 30, 2020 is comprised primarily of direct labor and overhead. Management believes our factory is currently significantly under-utilized, and a substantial increase in revenue would result in marginal increases to Direct Labor and Overhead included in the Cost of revenues. As such management’s focus going forward is to improve gross margin through increased sales and improved utilization of our factory. We are currently pursuing high-value PV markets.

Research, development and manufacturing operations. Research, development and manufacturing operations costs were $485,592 for the nine months ended September 30, 2020, compared to $1,078,842 for the nine months ended September 30, 2019, a decrease of $593,250. The decrease in costs is due primarily to reduced operations in the current period. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. Research, development and manufacturing operations costs also include costs related to technology development and governmental contracts.

Selling, general and administrative. Selling, general and administrative expenses were $505,052 for the nine months ended September 30, 2020, compared to $1,545,852 for the nine months ended September 30, 2019, a decrease of $1,040,800. The decrease in costs is due primarily to reduced operations in the current period.

Other Income/Expense, net. Other income was $8,795,187 for the nine months ended September 30, 2020, compared to other income of $532,208 for the nine months ended September 30, 2019, an increase of $8,262,979. The increase is due primarily to the change in fair value of derivative liabilities and the gain on sale of our facility and settlement of liabilities.

Net Income. Our Net Income was $7,625,853 for the nine months ended September 30, 2020, compared to a Net Loss of $1,932,350 for the nine months ended September 30, 2019, an improvement of $9,558,203. The improvement is due primarily to the change in fair value of the derivative liabilities and the gain on sale of our facility and settlement of liabilities.

The improvement of $9,558,204 for the nine months ended September 30, 2020 can be summarized in variances in significant account activity as follows:

Decrease (Increase) to Net Loss For the Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September, 2019
Revenues	$(567,679)
Cost of Revenue	181,669
Research, development and manufacturing operations	593,250
Selling, general and administrative expenses	1,040,799
Depreciation and Amortization Expense	47,185
Other Income / Expense
Other income/(expense), net	2,472,466
Interest Expense	3,513,228
Non-Cash Change in Fair Value of Derivatives and Gain/Loss on Extinguishment of Liabilities, net	2,277,285
Increase to Net Income	$9,558,203

Liquidity and Capital Resources

The Company has continued limited PV production at its manufacturing facility. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented its product strategy. During the nine months ended September 30, 2020 the Company used $1,473,988 in cash for operations.

Additional projected product revenues are not anticipated to result in a positive cash flow position for the years 2020 and 2021 overall and, as of September 30, 2020, the Company has negative working capital. As such, cash liquidity sufficient for the next twelve months will require additional financing.

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

Statements of Cash Flows Comparison of the Nine Months Ended September 30, 2020 and 2019

For the nine months ended September 30, 2020, our cash used in operations was $1,473,988 compared to $2,565,168 for the nine months ended September 30, 2020, a decrease of $1,091,180. The decrease is primarily the result of reduced operations during the current period. For the nine months ended September 30, 2020, cash provided by investing activities was $254,444 compared to $826,746 for the nine months ended September 30, 2019, a decrease of $572,302. This change was primarily the result of a decrease in proceeds from the sale of assets. During the nine months ended September 30, 2020, negative operating cash flows of $1,473,988 were primarily funded through $2,000,000 in proceeds from stock issuance and $443,200 in proceeds from debt issuance.

Off Balance Sheet Transactions

As of September 30, 2020, we did not have any off balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

We hold no significant funds and have no future obligations denominated in foreign currencies as of September 30, 2020.

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

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our cash equivalents and investment portfolio. As of September 30, 2020, our cash equivalents consisted only of operating accounts held with financial institutions. From time to time, we hold restricted funds, money market funds, investments in U.S. government securities and high quality corporate securities. The primary objective of our investment activities is to preserve principal and provide liquidity on demand, while at the same time maximizing the income we receive from our investments without significantly increasing risk. The direct risk to us associated with fluctuating interest rates is limited to our investment portfolio, and we do not believe a change in interest rates will have a significant impact on our financial position, results of operations, or cash flows.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Our management conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of September 30, 2020. Based on this evaluation, our management concluded the design and operation of our disclosure controls and procedures were not effective as of September 30, 2020.

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

Under the supervision of the Audit Committee of the Board of Directors and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded our internal controls over financial reporting were not effective as of September 30, 2020. Our management reviewed the results of its assessment with the Audit Committee.

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

Material Weakness

Based on our assessment and the criteria used, management concluded that our internal control over financial reporting as of September 30, 2020 was not effective due to the material weaknesses described as follows:

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

•

Accounting for the Company's inventory and cost of revenue was lacking for the preparation of the September 30, 2020 financial statements. Miscalculations in these areas could impact the Company's current assets, revenues, operating results, and cash flows.

•

Accounting for the Company’s debt and equity securities was lacking for preparation of the September 30, 2020 financial statements. Miscalculations in this area could impact the Company’s liability, equity, and other expenses.

The control deficiencies described above created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis.

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

The Company’s financial challenges continued during the three months ended September 30, 2020, however, as discussed in Note 16. Subsequent Events, the Company received funding during the second half of 2020 and began to bring the Company back into operating status. The Company plans to execute the following steps, going forward, to remediate the aforementioned material weaknesses in its internal control over financial reporting:

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

Changes in Internal Control Over Financial Reporting

Except for the identification and mitigation of the material weaknesses noted above, there were no other changes in internal control over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form SB-2/A filed on June 6, 2006 (Reg. No. 333-131216))

4.2	Certificate of Designations of Series A Preferred Stock (filed as Exhibit 4.2 to our Registration Statement on Form S-3 filed July 1, 2013 (Reg. No. 333-189739))

10.1	GI Exchange Agreement dated September 9, 2020 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 28, 2020)

10.2	GI Exchange Note dated September 9, 2020 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 28, 2020)

10.3	Series 1A Securities Purchase Agreement dated September 22, 2020 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 30, 2020)

10.4	Industrial Lease for 12300 Grant Street, Thornton, Colorado dated September 21, 2020 (incorporated by reference to our Annual Report on From 10-K for 2019 filed on January 29, 2021)

31.1*	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

ASCENT SOLAR TECHNOLOGIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of April, 2021.

ASCENT SOLAR TECHNOLOGIES, INC.

April 9, 2021	By:	/s/ VICTOR LEE
Lee Kong Hian (aka Victor Lee) President and Chief Executive Officer (Principal Executive Officer)

April 9, 2021	By:	/s/ MICHAEL J. GILBRETH
Michael J. Gilbreth Chief Financial Officer (Principal Financial and Accounting Officer)