Form 10-K
period 2020-12-31
Ascent Solar Technologies, Inc.
filed 2021-05-14
CIK 1350102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from             to

Commission File No. 001-32919

Ascent Solar Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-3672603
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12300 Grant Street, Thornton, CO	80241
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: 720-872-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value per share	OTC Market

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

As of June 30, 2020 , the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $523,000 based upon the last reported sale price of the registrant’s common stock on that date as reported by OTC Market, operated by OTC Markets Group Inc.

As of May 13, 2021, there were 18,345,583,473 shares of our common stock issued and outstanding.

ASCENT SOLAR TECHNOLOGIES, INC.

Form 10-K Annual Report

for the Fiscal Year ended December 31, 2020

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

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this Annual Report in the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Factors you should consider that could cause these differences are:

•	The impact of the novel coronavirus (“COVID-19”) pandemic on our business, results of operations, cash flows, financial condition and liquidity;
•	Our operating history and lack of profitability;
•	Our ability to develop demand for, and sales of, our products;
•	Our ability to attract and retain qualified personnel to implement our business plan and corporate growth strategies;
•	Our ability to develop sales, marketing and distribution capabilities;
•

Our ability to successfully develop and maintain strategic relationships with key partners, including OEMs, system integrators, distributors, and e-commerce companies, who deal directly with end users in our target markets;

•	The accuracy of our estimates and projections;
•	Our ability to secure additional financing to fund our short-term and long-term financial needs;
•	Our ability to maintain the listing of our common stock on the OTC Market;
•	The commencement, or outcome, of legal proceedings against us, or by us, including ongoing ligation proceedings;
•	Changes in our business plan or corporate strategies;
•	The extent to which we are able to manage the growth of our operations effectively, both domestically and abroad, whether directly owned or indirectly through licenses;
•	The supply, availability and price of equipment, components and raw materials, including the elements needed to produce our photovoltaic modules;
•	Our ability to expand and protect the intellectual property portfolio that relates to our consumer electronics, photovoltaic modules and processes;
•	Our ability to implement remediation measures to address material weaknesses in internal control;
•	The extent to which our interests align with or deviate from our controlling stockholders;
•	General economic and business conditions, and in particular, conditions specific to consumer electronics and the solar power industry; and
•	Other risks and uncertainties discussed in greater detail in the section captioned "Risk Factors."

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

In 2012, we evolved our business model to include B2C, solution based, PV integrated consumer electronics to complement our off grid high value solar power generation strategy. From 2012 to 2015, we launched a series of new lines of consumer products under the EnerPlex™ brand.  From 2012 through 2017, we aggressively expanded our consumer business with multiple product introductions and pursuing multiple retail distribution channels.

In February 2017, we announced the discontinuation of our EnerPlex consumer business by disposing of the EnerPlex brand, and related intellectual properties and trademarks, to our battery product supplier, Sun Pleasure Co. Limited (“SPCL”). This transaction was completed in an effort to better allocate our resources and to continue to focus on our core strength in the high-value specialty PV market. Following this transfer, Ascent ceased producing or selling Enerplex-branded consumer products.

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

In March 2018, Ascent successfully shipped to a European based customer for a lighter-than-air, helium-filled airship project based on our newly developed ultra-light modules with substrate material than half of the thickness of our standard modules. In 2019, Ascent completed a repeat order from the same customer who had since established its airship development operation in the US. In 2020, Ascent received a third and enlarged order from the same customer and is scheduled to complete the order by the second quarter of 2021.

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

Ascent’s strategic marketing efforts since 2017 have been focused on commercializing our proprietary solar technology in three highest-value PV verticals:

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

Research and Development and Intellectual Property

We intend to continue to invest in research and development in order to provide near term improvements to our manufacturing process and products, as well as to identify next generation technologies relevant to both our existing and potential new markets. During 2020 and 2019 we incurred approximately $1,165,193 and $1,310,948, respectively, in research and development costs, which include research and development incurred in relation to our government contracts, as well as manufacturing costs incurred while developing our product lines and manufacturing process.

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

Employees

As of December 31, 2020, we had 19 full-time and 10 part-time employees.

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

Risks related to the Coronavirus and COVID-19 Pandemic

An occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations. The COVID-19 pandemic in the United States and world-wide has caused business disruption which may negatively impact the Company’s operations and financial results. Public health officials have recommended and mandated precautions to mitigate the spread of COVID-19, including prohibitions on travel, congregating in heavily populated areas and stat-at-home orders or similar measures. While the disruption is currently expected to be temporary, there is considerable uncertainty around the duration of the pandemic in the United States and world-wide. Our entire business may be adversely impacted by actions taken to contain or treat the impact of COVID-19. The extent of such impact will depend on future developments, which are highly uncertain and cannot be predicted. The impact of COVID-19 on our operations and financial results, therefore, cannot be reasonably estimated at this time.

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

We have to date incurred net losses and may be unable to generate sufficient sales in the future to become profitable.  We incurred a net loss of $1,617,444 for the year ended December 31, 2020 and reported an accumulated deficit of $421,782,785 as of December 31, 2020. We expect to incur net losses in the near term. Our ability to achieve profitability depends on a number of factors, including market acceptance of our specialty PV products at competitive prices. If we are unable to raise additional capital and generate sufficient revenue to achieve profitability and positive cash flows, we may be unable to satisfy our commitments and may have to discontinue operations.

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

Our continuing operations will require additional capital which we may not be able to obtain on favorable terms, if at all, or without dilution to our stockholders.  Since inception, we have incurred significant losses. We expect to continue to incur net losses in the near term. For the year ended December 31, 2020, our cash used in operations was $2,881,138. At December 31, 2020, we had cash and equivalents on hand of $167,725.

Although we have commenced production at our manufacturing facility, we do not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until we have fully implemented our new strategy of focusing on high value PV products. Product revenues did not result in a positive cash flow for the 2020 year. The Company will need to raise additional capital in order to continue our current level of operations throughout 2021.

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

Our auditors have expressed substantial doubt about our ability to continue as a going concern.  Our auditors’ report on our December 31, 2020 consolidated financial statements expresses an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Our current cash level raises substantial doubt about our ability to continue as a going concern past the third quarter of 2021. If we do not obtain additional capital by such time, we may no longer be able to continue as a going concern and may cease operation or seek bankruptcy protection.

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

Our future success depends on retaining our Chief Executive Officer and existing management team and hiring and assimilating new key employees, and our inability to attract or retain key personnel that would materially harm our business and results of operations.  Our success depends on the continuing efforts and abilities of our executive officers, including Mr. Victor Lee, our President and Chief Executive Officer, our other executive officers, and key technical personnel. Our future success also will depend on our ability to attract and retain highly skilled employees, including management, technical and sales personnel. The loss of any of our key personnel, the inability to attract, retain or assimilate key personnel in the future, or delays in hiring required personnel could materially harm our business, results of operations and financial condition.

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

We may be subject to risks related to our information technology systems, including the risk that we may be the subject of a cyber-attack and the risk that we may be in non-compliance with applicable privacy laws.  Our operations depend, in part, on how well we and our vendors protect networks, equipment, information technology (IT) systems, and software against damage from a number of threats, including, but not limited to, cable cuts, damage to physical plants, natural disasters, intentional damage and destruction, fire, power loss, hacking, computer viruses, vandalism, theft, malware, ransomware and phishing attacks. Any of these and other events could result in IT system failures, delays, or increases in capital expenses. Our operations also depend on the timely maintenance, upgrade, and replacement of networks, equipment, and IT systems and software, as well as preemptive expenses to mitigate the risks of failures. The failure of IT systems or a component of IT systems could, depending on the nature of any such failure, adversely impact our reputation and results of operations.

We have identified material weaknesses in our internal control over financial reporting. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements, which could adversely affect our stock price and could negatively impact our results of operations.  At December 31, 2020, we concluded that there were material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. See Item 9A in Part II of this Annual Report on Form 10-K for details.

We have begun evaluating and implementing additional procedures to improve our internal controls; however, because of our limited resources, we cannot assure that these or other measures will fully remediate the deficiencies or material weakness described above in a timely manner. We intend to address the weaknesses identified above by increasing the oversight and review procedures of the board of directors with regard to financial reporting, financial processes and procedures, and internal control procedures and, if and when funding is available, hiring additional finance and accounting personnel.

Nevertheless, there can be no assurances that we will be able to remedy our current material weaknesses and significant deficiencies. If we are unable to remediate the material weakness, or otherwise maintain effective internal control over financial reporting, we may not be able to report our financial results accurately, prevent fraud, or file our periodic reports in a timely manner. We cannot assure you that we have identified all of our existing significant deficiencies and material weaknesses, or that we will not in the future have additional significant deficiencies or material weaknesses.

As long as our significant stockholders Crowdex and TubeSolar maintain their current holdings, the ability of our other stockholders to influence matters requiring stockholder approval will be limited.  As of May 13, 2021 Crowdex owned 12 billion shares of our common stock and 1,300 shares of our outstanding Series 1A preferred stock.  As of May 13, 2021 TubeSolar owned 2,500 shares of our outstanding Series 1A preferred stock. Bernd Förtsch controls Crowdex and TubeSolar.

Pursuant to the conversion and voting terms of the Series 1A preferred stock, (i) Crowdex would be entitled to cast an additional 13 billion votes and (ii) TubeSolar would be entitled to cast an additional 25 billion votes, on any matter to be considered by stock holders for approval at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting). At any such meeting of stockholders of the Company (or written consent of stockholders in lieu of meeting), the Series 1A preferred stock will generally vote together with the holders of common stock as a single class and on an as-converted to common stock basis. The Company currently has approximately 18.3 billion shares of common stock currently outstanding.

Accordingly, Crowdex and TubeSolar together would be able to cast approximately 89% of the votes entitled to vote at any meeting of stockholders of the Company (or written consent of stockholders in lieu of meeting). Crowdex and TubeSolar, therefore, will, for the foreseeable future, have significant influence over our management and affairs, and will be able to control virtually all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or sales of our company or assets.

The interests of our three largest stockholders may conflict with our interests or your interests now or in the future.  As further described in Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” below, as of May 13, 2021, two of our stockholders (Crowdex and TubeSolar) collectively beneficially own approximately 32% of our Company’s common stock (on a fully diluted, as converted to common stock, basis) based on their holdings of (i) outstanding shares of our common stock, (ii) outstanding shares of our Series 1A convertible preferred stock, and (iii) our outstanding convertible notes.  A third stockholder (BD 1) beneficially owns approximately 64% of our common stock (on a fully diluted, as converted to common stock, basis) based on its holdings of our outstanding convertible notes.

Crowdex is an investment holding company 100% indirectly beneficially owned by Bernd Förtsch. One of our directors, David Peterson, is the manager of Crowdex.

TubeSolar is a developer of photovoltaic thin-film tubes to enable additional application opportunities in solar power generation compared to conventional solar modules. TubeSolar is a public company headquartered in Augsburg, Germany, whose shares are listed on XETRA (primary market Dusseldorf, Germany). Bernd Förtsch indirectly owns a controlling interest in TubeSolar.

BD 1 is an investment holding company. Johannes Kuhn is the indirect beneficial owner of BD 1.

Various conflicts of interest between us and our controlling stockholders could arise. The ownership interest and voting power of our controlling stockholders could create or appear to create potential conflicts of interest when such controlling stockholders are faced with decisions relating to us. We may not be able to resolve any potential conflicts, and even if we do, the resolution may be less favorable to us than if we were dealing with an unaffiliated third party.

So long as Crowdex, TubeSolar and BD 1 continue to beneficially own a significant amount of our outstanding equity securities, those stockholders may be able to strongly influence or effectively control our decisions.

Risks Relating to our Securities and an Investment in our Common Stock

As a public company we are subject to complex legal and accounting requirements that require us to incur substantial expenses, and our financial controls and procedures may not be sufficient to ensure timely and reliable reporting of financial information, which, as a public company, could materially harm our stock price and listing on the OTC.  As a public company, we are subject to numerous legal and accounting requirements that do not apply to private companies. The cost of compliance with many of these requirements is substantial, not only in absolute terms but, more importantly, in relation to the overall scope of the operations of a small company. Failure to comply with these requirements can have numerous adverse consequences including, but not limited to, our inability to file required periodic reports on a timely basis, loss of market confidence, delisting of our securities and/or governmental or private actions against us. We cannot assure you we will be able to comply with all of these requirements or the cost of such compliance will not prove to be a substantial competitive disadvantage vis-à-vis our privately held and larger public competitors.

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

If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm, identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we may be subject to OTC delisting, investigations by the SEC and civil or criminal sanctions.

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

The price of our common stock may continue to be volatile.  Our common stock is currently traded on the OTC Market. The trading price of our common stock from time to time has fluctuated widely and may be subject to similar volatility in the future. For example, during most of the calendar year ended December 31, 2020, our common stock traded below $0.01. The trading price of our common stock in the future may be affected by a number of factors, including events described in these “Risk Factors.” In recent years, broad stock market indices, in general, and smaller capitalization and PV companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have a negative effect on the market price of our common stock regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources and could have a material adverse effect on our financial condition.

There is no assurance that we will have enough authorized shares of common stock to honor the conversion or exercise of our convertible notes, convertible preferred stock and other derivative securities.  Our Certificate of Incorporation currently authorizes 20 billion shares of common stock. As of May 13, 2021 we had approximately 18.3 billion common shares outstanding. We are currently obligated to issue approximately 145.5 billion additional shares of common stock to our controlling stockholders (Crowdex, TubeSolar, and BD 1) upon conversion of (i) outstanding convertible notes and (ii) outstanding shares of our Series 1A preferred stock. See Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” below.

In order to honor future potential conversion requests relating to these convertible securities, we would have to amend our charter to (i) significantly increase our authorized common shares and/or (ii) implement a reverse stock split (without making a corresponding reduction to our authorized common shares). There is no assurance that we will have enough authorized shares of common stock to honor the conversion of these convertible securities held by our controlling stockholders. In addition, if the Company does not have sufficient shares of authorized and unissued common stock, the Company may be limited in its ability to raise additional capital through the issuance of (i) newly issued common shares or (ii) newly issued preferred stock or debt securities convertible into shares of common stock.

Our stockholders may experience significant dilution as a result of shares of our common stock issued pursuant to our currently outstanding securities and existing agreements, and pursuant to new securities that we may issue in the future.  We are likely to issue substantial amounts of additional common stock in connection with most of our outstanding convertible preferred stock and convertible notes. In particular, we are currently obligated to issue approximately 145.5 billion additional shares of common stock to our controlling stockholders (Crowdex, TubeSolar, and BD 1) upon conversion of (i) outstanding convertible notes and (ii) outstanding shares of our Series 1A preferred stock. See Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” below. We may also issue additional common stock or securities convertible into or exchangeable or exercisable for common stock, in connection with future capital raising transactions.

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

Our common stock has been delisted from the NASDAQ Capital Market and the OTCQB Venture Market.   Our inability to maintain our prior listings on NASDAQ and OTCQB may limit the liquidity of our stock, increase its volatility and hinder our ability to raise capital.  On February 25, 2016, our common stock was delisted from the NASDAQ Capital Market and began trading on the OTCQB Venture Market. On May 20, 2017 our common stock was delisted from the OTCQB Venture Market and began trading on the OTC.

Upon such delisting from NASDAQ, our common stock became subject to the regulations of the SEC relating to the market for penny stocks. A penny stock is any equity security not traded on a national securities exchange that has a market price of less than $5.00 per share. The regulations applicable to penny stocks may severely affect the market liquidity for our common stock and could limit the ability of shareholders to sell securities in the secondary market. Accordingly, investors in our common stock may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock, and there can be no assurance that our common stock will be continue to be eligible for trading or quotation on the OTC or any other alternative exchanges or markets.

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

Item 3. Legal Proceedings

In May 2019, the Company’s former law firm filed suit against the Company in District Court in Adams County Colorado in an effort to collect approximately $1.2 million of unpaid fees (and related interest charges). On September 11, 2020, the Company entered into a settlement agreement (the “Settlement Agreement”) with its former law firm. Pursuant to the Settlement Agreement, the Company paid $120,000 on September 23, 2020 as the full and final settlement of all amounts owed between the parties. Following such payment, a satisfaction of an existing judgment in favor of such law firm was filed in Adams County, Colorado.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our stock previously traded on the NASDAQ Capital Market. On February 23, 2016 the Company received notice from NASDAQ stating that NASDAQ had determined to delist the Company's common stock. On May 20, 2017 our common stock was delisted from the OTCQB Venture Market and began trading on the OTC. Our trading symbol is “ASTI.” The following table sets forth the high and low-sales price information per share for our common stock for the last two completed fiscal years, as adjusted for reverse stock splits.

Price Range of Common Stock

	High	Low
Fiscal 2019
First Quarter	$0.0170	$0.0013
Second Quarter	0.0021	0.0010
Third Quarter	0.0010	0.0001
Fourth Quarter	0.0002	0.0001
Fiscal 2020
First Quarter	0.0002	0.0001
Second Quarter	0.0002	0.0001
Third Quarter	0.0002	0.0001
Fourth Quarter	0.0085	0.0002

Holders

As of December 31, 2020, the number of record holders of our common stock was 32. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

The holders of common stock are entitled to receive such dividends as may be declared by our Board of Directors. During the years ended December 31, 2020 and 2019, we did not pay any common stock dividends, and we do not expect to declare or pay any dividends in the foreseeable future. Payment of future dividends will be within the discretion of our Board of Directors and will depend on, among other factors, our retained earnings, capital requirements, and operating and financial condition.

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

Overview

We are a company formed to commercialize flexible PV modules using our proprietary technology. For the year ended December 31, 2020, we generated $66,613 of revenue. Product sales accounted for 100% of total revenue. As of December 31, 2020, we had an accumulated deficit of approximately $421,782,785.

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

In March 2018, Ascent successfully shipped to a European based customer for a lighter-than-air, helium-filled airship project based on our newly developed ultra-light modules with substrate material than half of the thickness of our standard modules. In 2019, Ascent completed a repeat order from the same customer who had since established its airship development operation in the US. In 2020, Ascent received a third and enlarged order from the same customer and is scheduled to complete the order in Q2 2021.

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

•	Our ability to maintain the listing of our common stock on the OTC Market;
•	Our ability to implement remediation measures to address material weaknesses in internal control;
•	Our ability to achieve projected operational performance and cost metrics;
•	Our ability to enter into commercially viable licensing, joint venture, or other commercial arrangements;
•	The extent to which our interests align with or deviate from our controlling stockholders;
•	Availability of raw materials; and
•	COVID-19 and the uncertainty around the continued duration and effect of the worldwide pandemic.

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

Significant Accounting Policies

Inventories: All inventories are stated at the lower of cost or net realizable value, with cost determined using the weighted average method. Inventory balances are frequently evaluated to ensure they do not exceed net realizable value. The computation for net realizable value takes into account many factors, including expected demand, product life cycle and development plans, module efficiency, quality issues, obsolescence and others. Management's judgment is required to determine reserves for obsolete or excess inventory. As of December 31, 2020 and 2019, the Company had inventory reserve balances of $598,392 and $584,269, respectively. If actual demand and market conditions are less favorable than those estimated by management, additional inventory write downs may be required.

Impairment of Long-lived assets: We analyze our long-lived assets (property, plant and equipment) and definitive-lived intangible assets (patents) for impairment, both individually and as a group, whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Events that might cause impairment would include significant current period operating or cash flow losses associated with the use of a long-lived asset or group of assets combined with a history of such losses, significant changes in the manner of use of assets and significant negative industry or economic trends. An undiscounted cash flow analysis is calculated to determine if an impairment exists. If an impairment is determined to exist, any related loss is calculated using the difference between the fair value and the carrying value of the assets. During the years ended December 31, 2020 and 2019, we did not incur impairments of our manufacturing facilities and equipment.

Convertible Preferred Stock: The Company evaluates its preferred stock instruments under FASB ASC 480, "Distinguishing Liabilities from Equity" to determine the classification, and thereby the accounting treatment, of the instruments. Please refer to Note 14 for further discussion on the classification of each instrument.

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

During the years ended December 31, 2020 and 2019, the Company recognized product revenue of $66,613 and $638,380, respectively.

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

Research, Development and Manufacturing Operations Costs: Research, development and manufacturing operations expenses were approximately $1,165,193 and $1,310,948 for the years ended December 31, 2020 and 2019, respectively.  Research, development and manufacturing operations expenses include: 1) technology development costs, which include expenses incurred in researching new technology, improving existing technology and performing federal government research and development contracts, 2) product development costs, which include expenses incurred in developing new products and lowering product design costs, and 3) pre-production and production costs, which include engineering efforts to improve production processes, material yields and equipment utilization, and manufacturing efforts to produce saleable product. Research, development and manufacturing operations costs are expensed as incurred, with the exception of costs related to inventoried raw materials, work-in-process and finished goods, which are expensed as Cost of revenue as products are sold.

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

Other new pronouncements issued but not effective as of December 31, 2020 are not expected to have a material impact on the Company’s consolidated financial statements.

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

Revenues. Our revenues were $66,613 for the year ended December 31, 2020 compared to $638,380 for the year ended December 31, 2019, a decrease of $571,767. The decrease in sales is due primarily to significantly reduced operations during the year ended December 31, 2020. The Company was in a dormant status for the most part of the year as the focus in 2020 was to recapitalize and restructure the Company’s balance sheet. The intensification of the COVID-19 pandemic since March 2020 also significantly impacted our restructuring effort, thereby delaying our ability to restart our operations in a timely manner.

Cost of revenues. Our cost of revenues for the year ended December 31, 2020 was $174,588 compared to $490,755 for the year ended December 31, 2019, a decrease of 64%. The decrease in cost of revenues is mainly due to the decrease in materials and labor costs as a result of a decrease in production for the year ended December 31, 2020 compared to 2019. Cost of revenues for the year ended December 31, 2020 is comprised primarily of direct labor and overhead. Management believes our factory is currently significantly under-utilized, and a substantial increase in revenue would result in marginal increases to direct labor and overhead included in the cost of revenues. As such, management’s focus going forward is to improve gross margin through increased sales and improved utilization of our factory. We are currently pursuing high-value PV markets.

Research, development and manufacturing operations. Research, development and manufacturing operations costs were $1,165,193 for the year ended December 31, 2020, compared to $1,310,948 for the year ended December 31, 2019, a decrease of 11%. The decrease in cost is due primarily to reduced operations during the year ended December 31, 2020. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. Research, development and manufacturing operations costs also include costs related to technology development and governmental contracts.

Selling, general and administrative. Selling, general and administrative expenses were $1,029,720 for the year ended December 31, 2020, compared to $1,846,944 for the year ended December 31, 2019, a decrease of 44%. The decrease in costs is due primarily to reduced operations in the current period.

Other Income/Expense, net. Other income was $4,071,990 for the year ended December 31, 2020, compared to other expense $1,615,213 for the year ended December 31, 2019, an improvement of $5,687,203. The improvement is due primarily to the gain on sale of our facility and settlement of liabilities.

Net Income/Loss. Our Net Income was $1,617,444 for the year ended December 31, 2020, compared to a Net Loss of $4,868,261 for the year ended December 31, 2019, an improvement of $6,485,705. The improvement is due primarily to the gain on sale of our facility and settlement of liabilities.

The improvement of $6,485,705 in Net Income/Loss for the year ended December 31, 2020 can be summarized in variances in significant account activity as follows:

Decrease (Increase) to Net Loss For the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
Revenues	(571,767)
Cost of Revenue	316,167
Research, development and manufacturing operations	145,755
Selling, general and administrative expenses	817,224
Depreciation and Amortization Expense	91,123
Other Income / Expense
Other income	2,159,670
Interest expense	5,342,469
Non-Cash Change in Fair Value of Derivatives and Gain/Loss on Extinguishment of Liabilities, net	(1,814,936)
Improvement in Net Income/Loss	6,485,705

Liquidity and Capital Resources

The Company has continued limited PV production at its manufacturing facility. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented its product strategy. During the year ended December 31, 2020 the Company used $2,881,138 in cash for operations.

Additional projected product revenues are not anticipated to result in a positive cash flow position for the year 2021 overall and, as of December 31, 2020, the Company has negative working capital. As such, cash liquidity sufficient for the year ending December 31, 2021 will require additional financing.

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

Statements of Cash Flows Comparison of the Years Ended December 31, 2020 and 2019

For the year ended December 31, 2020, our cash used in operations was $2,881,138 compared to $2,715,418 for the year ended December 31, 2019, an increase of $165,720. The increase is due primarily to our recapitalization and restructuring effort which began in June 2020. For the year ended December 31, 2020, cash provided by investing activities was $254,444 compared to cash provided by investing activities of $827,491 for the year ended December 31, 2019. This change was primarily the result of a decrease in proceeds from the sale of assets. During the year ended December 31, 2020, negative operating cash flows of $2,881,138 were primarily funded through $2,500,000 in preferred stock issuances.

Off Balance Sheet Transactions

As of December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

We hold no significant funds and have no future obligations denominated in foreign currencies as of December 31, 2020.

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

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our cash equivalents and investment portfolio. As of December 31, 2020, our cash equivalents consisted only of operating accounts held with financial institutions. From time to time, we hold restricted funds, money market funds, investments in U.S. government securities and high-quality corporate securities. The primary objective of our investment activities is to preserve principal and provide liquidity on demand, while at the same time maximizing the income we receive from our investments without significantly increasing risk. The direct risk to us associated with fluctuating interest rates is limited to our investment portfolio, and we do not believe a change in interest rates will have a significant impact on our financial position, results of operations, or cash flows.

Item 8. Financial Statements and Supplementary Data

The Financial Statements and Supplementary Data required by this item are included in Part IV, Item 15(a)(1) and are presented beginning on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Our management conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of December 31, 2020. Based on this evaluation, our management concluded the design and operation of our disclosure controls and procedures were not effective as of December 31, 2020.

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

Under the supervision of the Audit Committee of the Board of Directors and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, our management concluded our internal control over financial reporting were not effective as of December 31, 2020. Our management reviewed the results of its assessment with the Audit Committee.

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

Material Weakness Identified in 2020

Based on our assessment and the criteria used, management concluded that our internal control over financial reporting as of December 31, 2020 and December 31, 2019 was not effective due to the material weaknesses described as follows:

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

•

Accounting for the Company's inventory and cost of revenue was lacking for the preparation of the December 31, 2020 and December 31, 2019 financial statements.  Miscalculations in these areas could impact the Company's current assets, revenues, operating results, and cash flows.

•

Accounting for the Company’s debt and equity securities was lacking for preparation of the December 31, 2020 and December 31, 2019 financial statements. Miscalculations in this area could impact the Company’s liability, equity, and other expenses.

The control deficiencies described above created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis for the fiscal years ended December 31, 2020 and 2019.

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

The Company’s financial challenges continued during most of the year ended December 31, 2020, however, the Company received funding during the second half of 2020 and began to bring the Company back into operating status. The Company executed, or is in the process of executing, the following steps, to remediate the aforementioned material weaknesses in its internal control over financial reporting:

•	During the fourth quarter of 2020, the Company hired a new Chief Financial Officer.
•	The company significantly reduced the complexity of the debt structure through consolidation and simplifying of terms thereby lowering the associated administration and cost burden.
•	The Company is in the process of engaging a resource with the technical expertise to track and report on inventory transactions and cost of revenue calculations.
•

The Company will design and implement additional procedures in 2021 in order to assure that the resources mentioned above and other audit/accounting personnel are more involved with the Company’s inventory activities, cost of revenue allocations, and debt and equity securities to monitor and earlier identify accounting issues that may be raised by the Company’s ongoing activities.

Changes in Internal Control Over Financial Reporting

Except for the identification and mitigation of the material weaknesses noted above, there were no other changes in internal control over financial reporting during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Number of Meetings

The Board held a total of one meeting in 2020. Our Audit Committee held one meeting, our Compensation Committee held one meeting, and our Nominating and Governance Committee held one meeting in 2020. Each director attended at least 75% of the aggregate of the total number of meetings of the Board and the Board committees on which he served.

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

Director Compensation

In 2020, our independent directors each agreed to serve without any cash or equity compensation (except for the compensation shown in the table below) until such time as the Company’s financial and cash position improved.

The following Director Compensation Table summarizes the compensation of each of our non-employee directors for services rendered to us during the year ended December 31, 2020:

2020 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Comp ($)	Total ($)
Amit Kumar	12,500	-	-	12,500
Kim Huntley	10,000	-	-	10,000
Will Clarke	3,334	-	-	3,334
David Peterson	-	-	-	-
Victor Lee	-	-	-	-

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

Item 11. Executive Compensation

Compensation of Executive Officers in 2020

The following Summary Compensation Table sets forth certain information regarding the compensation of our principal executive officer for services rendered in all capacities to us during the years ended December 31, 2020 and 2019.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Comp ($)	Total ($)
Victor Lee - Chief Executive Officer (1)	2020	96,903	-	-	-	-	96,903
	2019	184,052	-	-	-	-	184,052

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

(1)

Mr. Lee’s employment agreement provides for a minimum annual salary of $300,000, which salary was increased to $330,000 in 2016. Due to liquidity constraints, Mr. Lee agreed to limit his salary for 2019 and 2020 to the amounts shown in the summary compensation table above. For the 2021 year, Mr. Lee has agreed to an annual salary of $165,000.

On October 5, 2020, the Company appointed Michael Gilbreth to serve as the Chief Financial Officer of the Company. The Company hired Mr. Gilbreth pursuant to the terms of a letter agreement and a standard and customary confidentiality, non-competition, and no-solicitation agreement. The letter agreement provides for at-will employment with an annual base salary of $165,000, and an annual discretionary bonus of up to 60% of base salary.

The following table sets forth information concerning the outstanding equity awards granted to the named executive officer as of May 13, 2021.

Outstanding Equity Awards at Fiscal Year-End 2020

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($/sh)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Name	Exerciseable	Unexerciseable
Victor Lee (1)	1	-	130,000	3/1/2023	-	-
	1	-	110,000	4/4/2024	-	-
	10	-	20,200	2/11/2025	-	-
	5	-	12,200	6/18/2025	-	-
	10	-	1,200	3/10/2026	-	-

Vesting dates of securities underlying unexercised options and stock awards not yet vested as of January 29, 2021:

(1)	$130,000.00 options - vested on 3/1/15. $110,000.00 Options - vested on 4/4/18. $20,200.20 Options - vested on 2/11/17. $12,200 Options - vested on 6/18/18. $1,200 options - vested on 3/10/18.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2020 relating to all of our equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	110	$132,147	107

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows information regarding the beneficial ownership of our common stock by our directors, executive officers, former executive officers and greater than 5% beneficial owners as of May 13, 2021.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power and all shares issuable upon exercise of options or the vesting of restricted stock within 60 days of May 13, 2021. For purposes of calculating the percentage of our common stock beneficially owned, the number of shares of our common stock includes 18,345,583,471 shares of our common stock outstanding as of May 13, 2021.

Unless otherwise indicated, each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned.

The address for each director or named executive officer is c/o Ascent Solar Technologies, Inc., 12300 North Grant Street, Thornton, Colorado 80241.

Name of Beneficial Owner	No. of Shares Beneficially Owned	Percentage
5% Stockholders:
Crowdex Investments, LLC (1)	27,500,000,000	81.25%
BD 1 Investment Holding, LLC (2)	105,000,000,000	85.13%
TubeSolar AG (3)	25,000,000,000	57.68%

Named Executive Officers and Directors:
Victor Lee (4)	62	*
Michael J. Gilbreth	-	*
Amit Kumar, Ph.D.	47	*
Kim J. Huntley	30	*
Will Clarke	-	*
David Peterson (5)	-	*
All directors and executive officers as a group (6 persons)	139	*

*	Less than 1.0%
(1)

The address of Crowdex Investments, LLC ("Crowdex") is 1675 South State Street, Suite B, Kent County, Delaware 19901. Consists of (i) 12,000,000,000 shares of common stock owned as of May 13, 2021, and (ii) 13,000,000,000 additional shares of common stock issuable, within sixty days of such date, upon the conversion 1,300 shares of Series 1A preferred stock. Includes 2,500,000,000 shares of common stock issuable upon the conversion of a certain convertible note. Such convertible note, however, contains a conversion limitation providing that Crowdex may not be issued shares of common stock upon conversion if, after giving effect to such issuance, Crowdex would beneficially own in excess of 4.99% of the Company's outstanding shares of common stock. Such convertible note would convert into 2,500,000,000 shares of common stock only if such 4.99% limitation were deemed not to apply. Bernd Förtsch is the 100% indirect beneficial owner of Crowdex.

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

On January 4, 2021, the Company entered into a securities purchase agreement with TubeSolar. Pursuant to this securities purchase agreement, the Company sold 2,500 shares of Series 1A Preferred Stock to TubeSolar and received $2,500,000 of gross proceeds on January 5, 2021.

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

Pursuant to the terms of the GI Exchange Agreement, GI agreed to surrender and exchange all of its existing outstanding promissory notes with an aggregate principal balance of $6,374,666.57 (including accrued interest). In exchange, the Company issued to GI a secured convertible promissory note with a principal amount of $6,400,000 (“GI Exchange Note”).

On March 9, 2021, the Company entered into a settlement agreement (“Settlement”) with GI. Pursuant to the Settlement, the Company issued 168,000,000 shares of Common Stock of the Company (“Settlement Shares”) to GI in exchange for the cancellation of the GI Exchange Note, which had an outstanding principal balance of $5,800,000. The GI Exchange Note, which was originally scheduled to mature on September 30, 2022, had a variable-rate conversion feature that entitled GI to convert into shares of Common Stock of the Company at 80% of the 5-day average closing bid-price prior to any conversion. The GI Exchange Note also had a lien on substantially all of the Company’s assets including intellectual properties. Following the Settlement, the lien shall be removed and all of the Company’s assets shall be unencumbered going forward.

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

Item 14. Principal Accounting Fees and Services

PRINCIPAL ACCOUNTANTS

Fees for audit and related services by our accounting firm, Haynie & Company, for the years ended December 31, 2020 and 2019 were as follows:

	2020	2019
Audit fees	$155,500	$230,000
Audit related fees	29,236	39,000
Total audit and audit related fees	184,736	269,000
Tax fees	22,000	8,000
All other fees	-	-
Total Fees	$206,736	$277,000

Audit fees for Haynie & Company for fiscal year 2020 and 2019 represents aggregate fees for the 2020 and 2019 annual audit of the financial statements.

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

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form SB-2/A filed on June 6, 2006 (Reg. No. 333-131216))
4.2	Certificate of Designations of Series A Preferred Stock (filed as Exhibit 4.2 to our Registration Statement on Form S-3 filed July 1, 2013 (Reg. No. 333-189739))
4.3	Description of Securities*
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

10.8†	Executive Employment Agreement, dated April 4, 2014, between the Company and Victor Lee (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 9, 2014) †
10.9†	Seventh Amended and Restated 2005 Stock Option Plan (incorporated by reference to Annex B of our definitive proxy statement dated April 22, 2016)†
10.10†	Seventh Amended and Restated 2008 Restricted Stock Plan Stock Option Plan Plan (incorporated by reference to Annex A of our definitive proxy statement dated April 22, 2016)†
10.11	Security Agreement dated November 30, 2017 (incorporated by reference to Exhibit 10.65 to our Annual Report on Form 10-K filed March 29, 2018)
10.12	Securities Purchase Agreement dated February 14, 2019 (incorporated by reference to Exhibit 10.98 to our Annual Report on Form 10-K filed on April 16, 2019)
10.13	Convertible Promissory Note dated February 14, 2019 (incorporated by reference to Exhibit 10.99 to our Annual Report on Form 10-K filed on April 16, 2019)
10.14	GS Capital Partners Convertible Redeemable Note dated February 22, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 28, 2019)
10.15	GS Capital Partners Securities Purchase Agreement dated February 22, 2019 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 28, 2019)
10.16	Securities Purchase Agreement dated March 7, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 13, 2019)
10.17	Convertible Promissory Note dated March 7, 2019 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 13, 2019)
10.18	Exchange Agreement I dated March 11, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 15, 2019)
10.19	Convertible Promissory Note dated March 11, 2019 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 15, 2019)
10.20	Exchange Agreement II dated March 11, 2019 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 15, 2019)
10.21	Convertible Promissory Note dated March 11, 2019 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on March 15, 2019)
10.22	Non-Convertible Promissory Note dated March 11, 2019 (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on March 15, 2019)
10.23	Securities Purchase Agreement dated March 13, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 22, 2019)
10.24	Secured Convertible Promissory Note dated March 13, 2019 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 22, 2019)
10.25	Purchase and Sale Agreement dated April 12, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 18, 2019)
10.26	Securities Purchase Agreement dated May 2, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 8, 2019)
10.27	Convertible Promissory Note dated May 2, 2019 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 8, 2019)
10.28	Exchange Agreement dated May 2, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 8, 2019)
10.29	Convertible Promissory Note dated May 2, 2019 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 8, 2019)
10.30	Non-Convertible Promissory Note dated May 14, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 17, 2019)
10.31	Non-Convertible Promissory Note dated July 8, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 12, 2019)
10.32	Exchange Agreement dated August 22, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 28, 2019)

10.33	Convertible Exchange Promissory Note dated August 22, 2019 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 28, 2019)
10.34	Non-Convertible Promissory Note dated August 22, 2019 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 28, 2019)
10.35	Securities Purchase Agreement dated August 26, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 30, 2019)
10.36	Convertible Promissory Note dated August 26, 2019 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 30, 2019)
10.37	Non-Convertible Promissory Note dated September 9, 2019 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 13, 2019)
10.38	Exchange Agreement dated October 22, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 12, 2019)
10.39	Convertible Exchange Promissory Note dated October 22, 2019 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 12, 2019)
10.40	Convertible Promissory Note dated June 9, 2020 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 22, 2020)
10.41	Unsecured Convertible Note dated November 27, 2020 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 4, 2020)
10.42	GI Exchange Agreement dated September 9, 2020 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 28, 2020)
10.43	GI Exchange Note dated September 9, 2020 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 28, 2020)
10.44	Series 1A Securities Purchase Agreement dated September 22, 2020 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 30, 2020)
10.45	BD1 Exchange Agreement dated December 18, 2020 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on December 28, 2020)
10.46	BD1 Exchange Note dated December 18, 2020 ($160,000 principal) (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on December 28, 2020)
10.47	BD1 Exchange Note dated December 18, 2020 ($10,340,000 principal) (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on December 28, 2020)
10.48	Amendment to Series 1A Securities Purchase Agreement dated December 31, 2020 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 6, 2021
10.49	Tranche 2 Series 1A Securities Purchase Agreement dated January 4, 2021 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed January 6, 2021)
10.50	Industrial Lease for 12300 Grant Street, Thornton, Colorado dated September 21, 2020 (incorporated by reference to Exhibit 10.50 to our Annual Report on Form 10-K filed January 29, 2021)
10.51	Common Stock Purchase Agreement dated March 4, 2021 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 10, 2021)
10.52	Settlement Agreement dated March 9, 2021 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed March 10, 2021)
23.1	Consent of Haynie & Company*
31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
CTR	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
†	Denotes management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

ASCENT SOLAR TECHNOLOGIES, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of May, 2021.

ASCENT SOLAR TECHNOLOGIES, INC.
By:	/S/ VICTOR LEE
Lee Kong Hian (aka Victor Lee) President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacities	Date
/S/ VICTOR LEE	President & Chief Executive Officer and a Director (Principal Executive Officer)	May 13, 2021
Lee Kong Hian (aka Victor Lee)
Chief Financial Officer
/S/ MICHAEL J. GILBRETH	(Principal Financial and Accounting Officer)	May 13, 2021
Michael J. Gilbreth

/S/ AMIT KUMAR	Chairman of the Board of Directors	May 13, 2021
Amit Kumar, Ph.D.

/S/ WILL CLARKE	Director	May 13, 2021
Will Clarke

/S/ KIM J. HUNTLEY	Director	May 13, 2021
Kim J. Huntley

/S/ DAVID PETERSON	Director	May 13, 2021
David Peterson

Ascent Solar Technologies, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Ascent Solar Technologies, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ascent Solar Technologies, Inc. (the Company) as of December 31, 2020 and 2019, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes  (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 4 to the consolidated financial statements, the Company has recurring losses, negative working capital, and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to obtain financing or increase sales, there could be a material adverse effect on the Company.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Complex Financing Transactions and Derivative Liabilities

Description of the Matter:

As discussed in Notes 10, 11, 12 and 13 to the consolidated financial statements, the Company entered into agreements to restructure debt through assignments and exchanges. The Company’s financing transactions include convertible notes which are convertible into a variable number of shares Based on being convertible into a variable number of shares the conversion feature is bifurcated from the debt host and accounted for as a derivative liability. Accounting for troubled debt restructuring and derivative liabilities is complex and involves significant judgement and estimations.

How We Addressed the Matter in Our Audit:

We reviewed the underlying assignment and exchange agreements, evaluated management’s troubled debt restructuring analysis, and confirmed outstanding balances with lenders. We also reviewed the Company’s debt agreements to determine if there were unidentified derivatives. To assure the proper accounting for the derivative liabilities we reviewed the underlying convertible note agreements, evaluated management’s selection of a valuation method, tested the inputs used in the Monte Carlo simulations by agreeing terms of the debt agreements and market information to third-party sites, and evaluated the credentials of management’s specialist.

/s/ Haynie & Company

Haynie & Company

Salt Lake City, Utah

May 13, 2021

We have served as the Company’s auditor since 2017.

ASCENT SOLAR TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$167,725	$-
Trade receivables, net of allowance of $45,883 and $46,023, respectively	5,539	-
Inventories	534,431	533,892
Prepaid and other current assets	71,575	51,598
Total current assets	779,270	585,490
Property, Plant and Equipment:	24,867,176	32,911,969
Accumulated depreciation	(24,848,408)	(28,677,350)
	18,768	4,234,619
Other Assets:
Operating lease right-of-use assets, net	5,633,663	-
Patents, net of accumulated amortization of $467,102 and $421,181, respectively	439,836	813,397
Other non-current assets	500,000	-
	6,573,499	813,397
Total Assets	7,371,537	5,633,506
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$736,986	$1,663,316
Related party payables	135,834	460,173
Accrued expenses	1,518,212	1,624,564
Accrued interest	438,063	2,107,401
Notes payable	250,000	1,506,530
Current portion of long-term debt	-	6,075,307
Current portion of operating lease liability	575,404	-
Secured promissory notes, net	-	6,335,655
Promissory notes, net	193,200	1,092,771
Convertible notes, net	-	2,129,016
Embedded derivative liability	5,303,984	7,717,150
Total current liabilities	9,151,683	30,711,883
Long-Term Liabilities:
Non-current operating lease liabilities	5,179,229	-
Non-current secured promissory notes, net	5,405,637	-
Non-current convertible notes, net	7,813,048	-
Accrued warranty liability	14,143	28,404
Total liabilities	27,563,740	30,740,287
Stockholders’ Deficit:
Series A preferred stock, $.0001 par value; 750,000 shares authorized; 48,100 and 48,100 shares issued and outstanding, respectively ($752,765 and $703,863 Liquidation Preference, respectively)	5	5
Common stock, $0.0001 par value, 20,000,000,000 authorized; 18,102,583,473 and 4,759,161,650 shares issued and outstanding, respectively	1,810,258	475,917
Additional paid in capital	399,780,319	397,817,526
Accumulated Deficit	(421,782,785)	(423,400,229)
Total stockholders’ deficit	(20,192,203)	(25,106,781)
Total Liabilities and Stockholders’ Deficit	$7,371,537	$5,633,506

The accompanying notes are an integral part of these consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2020	2019
Revenues
Products	$66,613	$638,380
Total Revenues	66,613	638,380
Costs and Expenses
Costs of revenue	174,588	490,755
Research, development and manufacturing operations	1,165,193	1,310,948
Selling, general and administrative	1,029,720	1,846,944
Depreciation and amortization	151,658	242,781
Total Costs and Expenses	2,521,159	3,891,428
Loss from Operations	(2,454,546)	(3,253,048)
Other Income/(Expense)
Other income/(expense), net	3,002,170	842,500
Interest expense	(3,507,533)	(8,850,002)
Change in fair value of derivatives and loss on extinguishment of liabilities, net	4,577,353	6,392,289
Total Other Income/(Expense)	4,071,990	(1,615,213)
Net Income/(Loss)	$1,617,444	$(4,868,261)
Net Income/(Loss) Per Share (Basic)	$-	$-
Net Income/(Loss) Per Share (Diluted)	$-	$-
Weighted Average Common Shares Outstanding (Basic)	6,855,179,243	1,537,643,750
Weighted Average Common Shares Outstanding (Diluted)	18,409,048,919	1,537,643,750

The accompanying notes are an integral part of these consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series A Preferred Stock		Series A1 Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2018	60,756	$6	-	$-	63,537,885	$6,354	$395,889,712	$(418,531,968)	$(22,635,896)
Interest Expense paid with Common Stock	-	-	-	-	187,649,473	18,766	98,488	-	117,254
Stock issued for fees	-	-	-	-	399,336,751	39,934	39,931	-	79,865
Stock based compensation	-	-	-	-	-	-	20,750	-	20,750
Loss on Extinguishment of Liabilities	-	-	-	-	-	-	878,788	-	878,788
Conversion of BayBridge Note into Common Shares	-	-	-	-	959,692,046	95,969	185,931	-	281,900
Conversion of Bellridge Note into Common Shares	-	-	-	-	983,601,030	98,360	144,640	-	243,000
Conversion of Global Ichiban Note into Common Shares	-	-	-	-	9,595,327	960	114,040	-	115,000
Conversion of GS Capital Note into Common Shares	-	-	-	-	441,155,770	44,116	39,953	-	84,069
Conversion of Power Up Note into Common Shares	-	-	-	-	572,231,537	57,223	210,457	-	267,680
Conversion of St.George Note into Common Shares	-	-	-	-	1,142,361,830	114,236	194,834	-	309,070
Conversion of Series A Preferred Stock into Common Stock	(12,656)	(1)	-	-	1	-	1	-	-
Net Loss								(4,868,261)	(4,868,261)
Balance at December 31, 2019	48,100	5	-	-	4,759,161,650	475,918	397,817,525	(423,400,229)	(25,106,781)
Interest Expense paid with Common Stock	-	-	-	-	21,328,800	2,132.00	-	-	2,132
Proceeds from issuance of Series 1A Preferred Stock	-	-	1,300	-	-	-	1,300,000	-	1,300,000
Stock issued for fees	-	-	-	-	-	-	-	-	-
Loss on Extinguishment of Liabilities	-	-	-	-	-	-	150,000	-	150,000
Conversion of Bellridge Note into Common Shares	-	-	-	-	450,000,000	45,000.00	-	-	45,000
Conversion of Global Ichiban Note into Common Shares	-	-	-	-	872,093,023	87,208.00	512,794	-	600,002
Conversion of Series A1 Preferred Stock into Common Stock	-	-	-	-	12,000,000,000	1,200,000.00	-	-	1,200,000
Net Income								1,617,444	1,617,444
Balance at December 31, 2020	48,100	$5	1,300	$-	18,102,583,473	$1,810,258	$399,780,319	$(421,782,785)	(20,192,203)

The accompanying notes are an integral part of these consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2020	2019
Operating Activities:
Net income/(loss)	$1,617,444	$(4,868,261)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	151,658	242,780
Operating lease asset amortization	185,827	—
Stock based compensation	—	20,750
Realized (gain) on sale and foreclosure of assets	(2,987,170)	(842,500)
Amortization of deferred financing costs	4,525	24,639
Non-cash interest expense	820,035	2,579,674
Amortization of debt discount	1,381,685	4,735,907
Bad debt expense	(141)	359
Warranty reserve	(14,261)	(710)
Change in fair value of derivatives and (gain) on extinguishment of liabilities, net	(4,577,353)	(6,392,289)
Changes in operating assets and liabilities:
Accounts receivable	(5,398)	164,801
Inventories	(539)	126,899
Prepaid expenses and other current assets	(524,502)	114,493
Accounts payable	(321,576)	(288,945)
Related party payable	(174,339)	189,433
Operating lease liabilities	(64,856)	—
Accrued interest	1,229,359	1,415,423
Accrued expenses	398,464	62,129
Net cash (used in) operating activities	(2,881,138)	(2,715,418)
Investing Activities:
Purchase of property, plant and equipment	—	(6,393)
Proceeds on sale of assets	254,600	842,500
Patent activity costs	(156)	(8,616)
Net cash provided by (used in) investing activities	254,444	827,491
Financing Activities:
Proceeds from debt issuance	443,200	1,887,268
Repayment of debt	(145,000)	(10,000)
Proceeds from issuance of stock	2,500,000	—
Payment of debt financing costs	—	(7,500)
Net cash provided by (used in) financing activities	2,798,200	1,869,768
Net change in cash and cash equivalents	171,506	(18,159)
Cash and cash equivalents at beginning of period	—	18,159
Cash and cash equivalents at end of period	$171,506	$—
Supplemental Cash Flow Information:
Cash paid for interest	$—	$2,698
Non-Cash Transactions:
Non-cash conversions of preferred stock and convertible notes to equity	$647,132	$1,417,976
Non-cash financing costs	$—	$10,800
Operating lease assets obtained in exchange for operating lease liabilities	$(5,819,489)	$—
Non-cash mortgage derecognition	$(6,443,897)	$—
Non-cash property foreclosure	$6,443,897	$—
Interest converted to principal	$—	$171,152
Common shares issued for fees	$—	$49,622
Initial embedded derivative liabilities	$(447,903)	$4,507,381
Promissory notes exchanged for convertible notes	$650,000	$850,000

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

NOTE 2. BASIS OF PRESENTATION

The accompanying consolidated financial statements have been derived from the accounting records of Ascent Solar Technologies, Inc., Ascent Solar (Asia) Pte. Ltd., and Ascent Solar (Shenzhen) Co., Ltd. (collectively, "the Company") as of December 31, 2020 and December 31, 2019 , and the results of operations for the years ended December 31, 2020 and 2019. Ascent Solar (Shenzhen) Co., Ltd. is wholly owned by Ascent Solar (Asia) Pte. Ltd., which is wholly owned by Ascent Solar Technologies, Inc. All significant inter-company balances and transactions have been eliminated in the accompanying consolidated financial statements.

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

Foreign Currencies: Bank account balances held in foreign currencies are translated to U.S. dollars utilizing the period end exchange rate. Gains or losses incurred in connection with the Company’s accounts held in foreign currency were not material for the years ended December 31, 2020 and 2019 and were recorded in “Other Income/(Expense)” in the Consolidated Statements of Operations.

Receivables and Allowance for Doubtful Accounts: Trade accounts receivable are recorded at the invoiced amount as the result of transactions with customers. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company estimates the collectability of accounts receivable using analysis of historical bad debts, customer creditworthiness and current economic trends. Reserves are established on an account-by-account basis. Account balances are written off against the allowance in the period in which the Company determines that is it probable that the receivable will not be recovered. As of December 31, 2020, and December 31, 2019, the Company had an allowance for doubtful accounts of $45,883 and $46,023 respectively.

Inventories: All inventories are stated at the lower of cost or net realizable value, with cost determined using the weighted average method. Inventory balances are frequently evaluated to ensure they do not exceed net realizable value. The computation for net realizable value takes into account many factors, including expected demand, product life cycle and development plans, module efficiency, quality issues, obsolescence and others. Management's judgment is required to determine reserves for obsolete or excess inventory. As of December 31, 2020, and 2019, the Company had inventory reserve balances of $598,392 and $584,269 respectively. In response to management's estimate of current market conditions, the Company has reserved all of its finished goods inventory as of December 31, 2020. If actual demand and market conditions are less favorable than those estimated by management, additional inventory write downs may be required.

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

Patents: At such time as the Company is awarded patents, patent costs are amortized on a straight-line basis over the legal life on the patents, or over their estimated useful lives, whichever is shorter. As of December 31, 2020, and 2019, the Company had $439,836 and $813,397 of net patent costs, respectively. Of these amounts $103,740 and $149,660 represent costs net of amortization incurred for awarded patents, and the remaining $663,892 and $663,736 represents costs incurred for patent applications to be filed as of December 31, 2020 and 2019, respectively. During the years ended December 31, 2020 and 2019, the Company capitalized $156 and $8,616 in patent costs, respectively, as it worked to secure design rights and trademarks for newly developed products. Amortization expense was $45,920 and $57,649 for the years ended December 31, 2020 and 2019, respectively.

As of December 31, 2020, future amortization of patents is expected as follows:

2021	$37,429
2022	33,924
2023	25,154
2024	7,233
2025	-
$103,740

Impairment of Long-lived Assets: The Company analyzes its long-lived assets (property, plant and equipment) and definitive-lived intangible assets (patents) for impairment, both individually and as a group, whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Events that might cause impairment would include significant current period operating or cash flow losses associated with the use of a long-lived asset or group of assets combined with a history of such losses, significant changes in the manner of use of assets and significant negative industry or economic trends. An undiscounted cash flow analysis is calculated to determine if impairment exists. If impairment is determined to exist, any related loss is calculated using the difference between the fair value and the carrying value of the assets. During the years ended December 31, 2020 and 2019, the Company did not incur impairments of its manufacturing facilities and equipment.

Related Party Payables: The Company accounts for fees due to board members in the related party payables account on the balance sheet.

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

The following table is a summary of the derivative liability activity for the years ended December 31, 2020 and 2019:

Derivative Liability Balance as of December 31, 2018	$10,114,452
Additional derivative liability on new notes	4,507,380
Change in fair value of derivative liability	(6,196,026)
Liability extinguished	(708,656)
Derivative Liability Balance as of December 31, 2019	7,717,150
Additional derivative liability on new notes	447,903
Change in fair value of derivative liability	(2,861,069)
Derivative Liability Balance as of December 31, 2020	$5,303,984

Refer to Notes 10, 12, and 13 for further discussion on the embedded derivatives of each instrument.

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

During the years ended December 31, 2020 and 2019, the company recognized product revenue of $66,613 and $638,380, respectively.

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

No government contract revenue was recognized for the years ended December 31, 2020 and 2019.

Shipping and Handling Costs: The Company classifies shipping and handling costs for products shipped to customers as a component of “Cost of revenues” on the Company’s Consolidated Statements of Operations. Customer payments of shipping and handling costs are recorded as a component of Revenues.

Research, Development and Manufacturing Operations Costs: Research, development and manufacturing operations expenses were $1,165,193 and $1,310,948 for the years ended December 31, 2020 and 2019, respectively.  Research, development and manufacturing operations expenses include: 1) technology development costs, which include expenses incurred in researching new technology, improving existing technology and performing federal government research and development contracts, 2) product development costs, which include expenses incurred in developing new products and lowering product design costs, and 3) pre-production and production costs, which include engineering efforts to improve production processes, material yields and equipment utilization, and manufacturing efforts to produce saleable product. Research, development and manufacturing operations costs are expensed as incurred, with the exception of costs related to inventoried raw materials, work-in-process and finished goods, which are expensed as cost of revenue as products are sold.

Marketing and Advertising Costs:  The Company advertises in print, television, online and through social media.  The Company will also authorize customers to run advertising campaigns on its behalf through various media outlets. Marketing and advertising costs are expensed as incurred. Marketing and advertising expenses were $3,559 and $2,465 for the years ended December 31, 2020 and 2019, respectively.

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

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years (2017-2020) in these jurisdictions. The Company believes its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded.

Earnings per Share: Earnings per share (“EPS”) are the amount of earnings attributable to each share of common stock. Basic EPS has been computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Income available to common stockholders has been computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from net income Diluted earnings per share has been computed using the weighted average number of common shares and common share equivalents outstanding (which consist of options and convertible debt to the extent they are dilutive).

There were approximately 19.5 billion dilutive common shares for the year ended December 31, 2020, and approximately 44.8 billion shares were omitted for the year ended December 31, 2019 because they were anti-dilutive.

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

Other new pronouncements issued but not effective as of December 31, 2020 are not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 4. LIQUIDITY, CONTINUED OPERATIONS, AND GOING CONCERN

During the years ended December 31, 2020 and 2019, the Company entered into multiple financing agreements to fund operations. Further discussion of these transactions can be found in Notes 9, 10, 11, 12, 21.

The Company has continued limited PV production at its manufacturing facility. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented its product strategy. During the year ended December 31, 2020 the Company used $2,881,138 in cash for operations. As of December 31, 2020, the Company had $13,494,160 in net debt, and $872,820 in payables. Also as of December 31, 2020, the Company owed $438,063 in interest.

Additional projected product revenues are not anticipated to result in a positive cash flow position for the year 2021 overall and, as of December 31, 2020, the Company has a working capital deficit of $8,372,413 million. As such, cash liquidity sufficient for the year ending December 31, 2021 will require additional financing.

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

NOTE 5. TRADE RECEIVABLES

Trade receivables, net consist of amounts generated from product sales and government contracts. Accounts receivable totaled $5,539 and $0 as of December 31, 2020 and 2019, respectively.

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

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

The following table summarizes property, plant and equipment as of December 31, 2020 and December 31, 2019:

	As of December 31,
	2020	2019
Building	$-	$5,828,960
Furniture, fixtures, computer hardware and computer software	489,421	489,421
Manufacturing machinery and equipment	24,377,755	26,593,588
Depreciable property, plant and equipment	24,867,176	32,911,969
Less: Accumulated depreciation and amortization	(24,848,408)	(28,677,350)
Net property, plant and equipment	$18,768	$4,234,619

The Company analyzes its long-lived assets for impairment, both individually and as a group, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

Depreciation expense for the years ended December 31, 2020 and 2019 was $105,738 and $185,132, respectively. Depreciation expense is recorded under “Depreciation and amortization expense” in the Consolidated Statements of Operations.

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

At December 31, 2020, the Company recorded an operating lease asset and liability totaling $5,633,663 and $5,754,633, respectively. During the year ended December 31, 2020, the Company recorded operating lease costs included in rent expense totaling $287,103.

Future maturities of the operating lease liability are as follows:

2021	$960,000
2022	988,800
2023	1,018,464
2024	1,049,018
2025	1,080,488
Thereafter	2,259,192
Total lease payments	$7,355,962
Less amounts representing interest	(1,601,329)
Present value of lease liability	$5,754,633

The remaining lease term and discount rate of the operating lease is 84.5 months and 7.0% respectively.

NOTE 7. INVENTORIES

Inventories consisted of the following at December 31, 2020 and December 31, 2019:

	As of December 31,
	2020	2019
Raw materials	$525,626	$503,832
Work in process	—	30,060
Finished goods	8,805	-
Total	$534,431	$533,892

NOTE 8. NOTES PAYABLE

Between February, 2017 and June 2018, the Company entered into two agreements with a vendor (“Vendor 1”) to convert the balance of their account into four notes payable in the aggregate amount of $1,073,825. The notes bear interest of 6% per annum and matured on February 24, 2018 and July 31, 2018, respectively, but remained unpaid as of December 31, 2019. At December 31, 2019, the aggregate principal and accrued interest balances were $1,073,825 and $162,205, respectively. On September 11, 2020, the Company entered into a settlement agreement (the “Settlement Agreement A”) with Vendor 1 and paid $120,000 on September 23, 2020 as the full and final settlement of all amounts owed between the parties. Following payment, a satisfaction of an existing judgment in favor of such law firm was filed in Adams County, Colorado. The Company booked a gain of approximately $1.1 million relating to Settlement Agreement A.

On June 30, 2017, the Company entered into an agreement with another vendor (“Vendor 2”) to convert the balance of their account into a note payable in the amount of $250,000. The note bears interest of 5% per annum and matured on February 28, 2018. As of December 31, 2020, the Company had not made any payments on this note, the accrued interest was $43,836, and the note is due upon demand. To the best of our knowledge, Vendor 2 had not made any attempts to recover any amount owing to them since 2019.

On September 30, 2017, the Company entered into a settlement agreement with a customer to convert the credit balance of their account into a note payable in the amount of $215,234. The note bears interest of 5% per annum and matured on December 31, 2019. The Company made principal and interest payments of $32,529 and $897, respectively. At December 31, 2019, the remaining principal and accrued interest balances were $182,705 and $21,933, respectively. On September 11, 2020, the Company entered into a settlement agreement (the “Settlement Agreement B”) with the customer and paid $20,000 on September 18, 2020 as the full and final settlement of all amounts owed between the parties. The Company booked a gain of approximately $185,000 relating to Settlement Agreement B.

NOTE 9. DEBT

On August 2, 2019, Colorado Housing and Finance Authority (“CHFA”) entered into an agreement to assign the mortgage note to Iliad Research and Trading, L.P., a Utah limited liability partnership ("IRT"). This agreement closed on September 11, 2019, and IRT paid a total of $5,885,148 to CHFA to assume the note. The payment amount consisted of $5,405,666 of principal and $479,482 of interest and fees. Interest was accrued on the note at the default interest rate of 10.5%. At December 31, 2019, the remaining principal and accrued interest balances were $5,885,148 and $190,158, respectively.

On July 29, 2020, the Company’s owned facility at 12300 Grant Street, Thornton, CO 80241 (the “Building”) was foreclosed by IRT and sold at public auction. The successful bidder for the Building was IRT, at the price of $7.193 million. As a result, the Company’s obligations to IRT and all of the Company’s outstanding real property taxes on the Building were considered fully repaid. The Company booked a gain of approximately $3 million on sale of the property.

NOTE 10. SECURED PROMISSORY NOTE

The following table provides a summary of the activity of the Company's secured notes:

	Global Ichiban	St. George	BD 1	Total
Secured Notes Principal Balance at December 31, 2018	$4,956,745	$1,315,000	$—	$6,271,745
New notes	—	845,000	—	845,000
Note conversions	(115,000)	—	—	(115,000)
Interest converted to principal	171,152	—	—	171,152
Secured Notes Principal Balance at December 31, 2019	5,012,897	2,160,000	—	7,172,897
Less: remaining discount	(765,576)	(71,666)	—	(837,242)
Secured Notes, net of discount, at December 31, 2019	4,247,321	2,088,334	—	6,335,655
New notes	6,400,000	—	—	6,400,000
Note conversions	(600,000)	—	—	(600,000)
Note Assignments	—	(2,160,000)	2,160,000	(2,160,000)
Notes Exchanged	(5,012,897)	—	(2,160,000)	(5,012,897)
Secured Notes Principal Balance at December 31, 2020	5,800,000	—	—	5,800,000
Less: remaining discount	(394,363)	—	—	(394,363)
Secured Notes, net of discount, at December 31, 2020	$5,405,637	$—	$—	$5,405,637

Global Ichiban Secured Promissory Notes

Prior to 2019, the Company had issued secured notes to Global Ichiban Limited (“Global”) that had aggregate remaining principal and accrued interest balances of $4,956,745 and $1,223,611, respectively, as of January 1, 2019.

All principal and accrued interest on the notes was redeemable at any time, in whole or in part, at the option of Global. The redemption amount may be paid in cash or converted into shares of common stock at a variable conversion price equal to the lowest of (i) 85% of the average VWAP for the shares over the prior 5 trading days, (ii) the closing bid price for the shares on the prior trading day, or (iii) $2.00 per share, at the option of the Company.

The notes may not be converted, and shares of the common stock may not be issued pursuant to the notes, if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 9.99% of the outstanding shares of common stock.

The following table summarizes the conversion activity of this note:

Conversion Period	Principal Converted	Interest Converted	Common Shares Issued
Q1 2019	115,000	-	9,595,327
	$115,000	$-	9,595,327

Since conversions began in the first quarter of 2018, the interest associated with conversions has been added back into the principal of the notes. The following table summarizes the activity of adding the interest to principal:

Period	Interest converted to Principal
Q1 2019	171,152
$171,152

All the notes issued in accordance with the note purchase and exchange agreement dated November 30, 2017 were secured by a security interest on substantially all of the Company’s assets, bear interest at a rate of 12% per annum and contain standard and customary events of default.

On September 9, 2020, the Company entered into a securities exchange agreement (“GI Exchange Agreement”) with Global. Pursuant to the terms of the GI Exchange Agreement, Global agreed to surrender and exchange all of its existing outstanding promissory notes with an aggregate principal balance of $6,313,387 (including accrued interest). In exchange, the Company issued to Global a secured convertible promissory note with a principal amount of $6,400,000 (“GI Exchange Note”). The GI Exchange Note will mature on September 30, 2022. Principal on the GI Exchange Note, if not converted, will be payable in a lump sum on September 30, 2022. The GI Exchange Note will not bear any accrued interest but bears a default interest rate of 18% in the event of a default under the GI Exchange Note. The GI Exchange Note is secured by a lien on substantially all of the Company’s assets pursuant to the Security Agreement dated November 30, 2017 (the “Security Agreement”) entered into between the Company and Global. The Company has accounted for the GI Exchange Agreement as a troubled debt restructuring. The future undiscounted cash flow of the new secured convertible promissory note totaling $6,400,000 is more than the carrying value of the original outstanding promissory notes totaling $6,313,387, therefore no gain was recorded and a new effective interest rate has been established based on the carrying value of the original promissory notes and revised cash flow. The difference of $86,613 was recorded as an original issue debt discount and will be charged to interest over the term of the note. On December 9, 2020, Global converted $600,000 into 872,093,023 common shares. At December 31, 2020 the remaining principal balance was $5,800,000.

The conversion option associated with the note was deemed to include an embedded derivative that required bifurcation and separate accounting. Refer to Note 13. Derivative Liabilities for further details.

Subsequent to the period of this report, the amounts owed to Global were fully settled. Refer to the Global Ichiban Settlement Agreement section of Note 22. Subsequent Events for further details.

St. George Secured Convertible Notes

Prior to 2019, the Company had issued secured notes to St. George Investments LLC (“St. George”) that had aggregate remaining principal and accrued interest balances of $1,315,000 and $252,751, respectively, as of January 1, 2019.

During 2019, the Company issued $845,000 in notes to St. George with net proceeds of $700,000. The Company recorded aggregate original issue discounts of $140,000 and debt financing costs of $5,000, which will be recognized as interest expense, ratably, over the life of the note.

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

The conversion option associated with the notes was deemed to include an embedded derivative that required bifurcation and separate accounting. Refer to Note 13. Derivative Liabilities for further details.

On September 9, 2020, all debts with St. George were assigned to BD 1 as part of the Company’s recapitalization and restructuring effort which began in June 2020. The Company subsequently entered into an Exchange Agreement with BD 1 on December 18, 2020. Refer to the BD 1 Convertible Notes in Note 12. Convertible Notes for further discussion.

NOTE 11. PROMISSORY NOTES

The following table provides a summary of the activity of the Company's non-convertible, unsecured, promissory notes:

	Investor 1	Investor 2	BD 1	SBA	Total
Promissory Notes Principal Balance at December 31, 2018	$494,437	$850,000	$—	$—	$1,344,437
New principal	—	615,000	—	—	615,000
Notes exchanged	—	(850,000)	—	—	(850,000)
Promissory Notes Principal Balance at December 31, 2019	494,437	615,000	—	—	1,109,437
Less: remaining discount	—	(16,666)	—	—	(16,666)
Promissory Notes, net of discount, at December 31, 2019	494,437	598,334	—	—	1,092,771
New principal	—	35,000	—	193,200	228,200
Notes assigned	(494,437)	(650,000)	1,144,437	—	—
Notes exchanged	—	—	(1,144,437)	—	(1,144,437)
Promissory Notes Principal Balance at December 31, 2020	—	—	—	193,200	193,200
Less: remaining discount	—	—	—	—	—
Promissory Notes, net of discount, at December 31, 2020	$—	$—	$—	$193,200	$193,200

Offering of Unsecured, Non-Convertible Notes to Investor 1

Prior to 2019, the Company had issued a note to a private investor (“Investor 1”), that had remaining principal and accrued interest balances of $494,437 and $136,927, respectively, as of January 1, 2019. The note bears an interest rate of 12%, and principal and interest on this note were payable at maturity. This note was not convertible into equity shares of the Company and was unsecured.

On September 11, 2020 the debt with Investor 1 was assigned to BD 1 as part of the Company’s recapitalization and restructuring effort which began in June 2020. The Company subsequently entered into an Exchange Agreement with BD 1 on December 18, 2020. Refer to the BD 1 Convertible Notes in Note 12. Convertible Notes for further discussion.

Offering of Unsecured, Non-Convertible Notes to Investor 2

Prior to 2019, the Company had issued notes to another private investor (“Investor 2”), that had aggregate remaining principal and accrued interest balances of $850,000 and $61,246, respectively, as of January 1, 2019.

During 2019, the Company issued non-convertible, unsecured promissory notes with Investor 2 with an aggregate principal amount of $500,000. The notes were issued with an aggregate original issue discount of $120,000, which will be recorded as interest expense ratably over the term of the note, resulting in proceeds to the company of $380,000. The notes bear interest at a rate of 12% and matured between September 11, 2019 and March 9, 2020. All principal and interest was payable upon maturity.

During 2020, the Company initiated a non-convertible, unsecured promissory note with Investor 2 for an aggregate principal amount of $150,000. The promissory note was issued with an original issue discount of $35,000, which will be recorded as interest expense ratably over the term of the note, resulting in proceeds to the company of $115,000, which was received in several tranches between September 2019 and November 2019. This note bears interest at 12% per annum and matures on May 1, 2021. All principal and interest is payable upon maturity.

On September 11, 2020, the entire debt with Investor 2 was assigned to BD 1 as part of the Company’s recapitalization and restructuring effort which began in June 2020. The Company subsequently entered into an Exchange Agreement with BD 1 on December 18, 2020. Refer to the BD 1 Convertible Notes in Note 12. Convertible Notes for further discussion.

SBA PPP

On April 17, 2020, the Company obtained a PPP Loan from Vectra Bank Colorado (“Vectra”) in the aggregate amount of $193,200, which was established under the CARES Act, as administered by the Small Business Association (“SBA”). Under the terms of the CARES Act and the PPP, all or a portion of the principal amount of the PPP Loan is subject to forgiveness so long as, over the 24-week period following the Company’s receipt of the proceeds of the PPP Loan, the Company uses those proceeds for payroll costs, rent, utility costs or the maintenance of employee and compensation levels. The PPP Loan is unsecured, guaranteed by the SBA, and has a two-year term, maturing on April 17, 2022. Interest accrues on the loan beginning with the initial disbursement; however, payments of principal and interest are deferred until Vectra’s determination of the amount of forgiveness applied for by the Company is approved by the SBA. If the Company does not apply for forgiveness within 10 months after the last day of the covered period (defined, at the Company’s election as 24 weeks), such payments will be due that month. See Note 18. Paycheck Protection Program Loan for further information on the SBA PPP note

NOTE 12. CONVERTIBLE NOTES

The following table provides a summary of the activity of the Company's unsecured, convertible, promissory notes:

	Principal Balance 12/31/2018	New Notes	Notes assigned or exchanged	Notes converted	Principal Balance 12/31/2019	Less: Discount Balance	Net Principal Balance 12/31/2019
October 2016 Notes	$330,000	$—	$—	$—	$330,000	$—	$330,000
St. George Notes	1,099,233	(172,500)	—	(309,070)	617,663	—	617,663
BayBridge Notes	62,500	—	1,160,000	(281,900)	940,600	(408,333)	532,267
Bellridge Notes	455,000	510,000	(226,000)	(243,000)	496,000	(382,500)	113,500
Power Up Notes	225,000	149,500	—	(267,680)	106,820	(26,566)	80,254
EMA Note	75,000	—	(75,000)	—	—	—	—
Widjaja Note	—	330,000	—	—	330,000	(1)	329,999
GS Capital Notes	—	178,568	75,000	(84,068)	169,500	(44,167)	125,333
	$2,246,733	$995,568	$934,000	$(1,185,718)	$2,990,583	$(861,567)	$2,129,016

	Principal Balance 12/31/2019	New Notes	Notes assigned or exchanged	Notes converted	Principal Balance 12/31/2020	Less: Discount Balance	Net Principal Balance 12/31/2020
October 2016 Notes	$330,000	$—	$(330,000)	$—	$—	$—	$—
St. George Notes	617,663	—	(617,663)	—	—	—	—
BayBridge Notes	940,600	—	(940,600)	—	—	—	—
Bellridge Notes	496,000	—	(451,000)	(45,000)	—	—	—
Power Up Notes	106,820	—	(106,820)	—	—	—	—
Widjaja Note	330,000	—	(330,000)	—	—	—	—
GS Capital Notes	169,500	—	(169,500)	—	—	—	—
Penumbra Note (related party)	—	250,000	(250,000)	—	—	—	—
BD 1 Notes (related party)	—	10,500,000	—	—	10,500,000	(2,936,952)	7,563,048
Crowdex Note (related party)	—	—	250,000	—	250,000	—	250,000
	$2,990,583	$10,750,000	$(2,945,583)	$(45,000)	$10,750,000	$(2,936,952)	$7,813,048

October 2016 Convertible Notes

Prior to 2019, the Company had issued convertible notes to a private investor that had remaining principal and accrued interest balances of $330,000 and $136,927, respectively, as of January 1, 2019.

The convertible notes matured on December 31, 2017 and bear an interest rate of 6% per annum, subject to increase to 24% per annum upon the occurrence and continuance of an event of default. Principal and accrued interest on the convertible notes is payable upon demand. The default interest rate has not been designated by the investor.

All principal and accrued interest on the convertible notes is convertible at any time, in whole or in part, at the option of the investor, into shares of common stock at a variable conversion price equal to 80% of the lowest closing bid price of the Company’s common stock for the fifteen consecutive trading day period prior to the conversion date. After the six-month anniversary of the issuance of any convertible note, the conversion price for such note shall thereafter be equal to 50% of the lowest closing bid price of the Company’s common stock for the fifteen consecutive trading day period prior to the conversion date. The convertible notes contain standard and customary events of default.

The conversion option associated with the notes was deemed to include an embedded derivative that required bifurcation and separate accounting. Refer to Note 13. Derivative Liabilities for further details.

On September 11, 2020, the October 2016 Convertible Notes were assigned to BD 1 as part of the Company’s recapitalization and restructuring effort which began in June 2020. The Company subsequently entered into an Exchange Agreement with BD 1 on December 18, 2020. Refer to the BD 1 Convertible Notes in Note 12. Convertible Notes for further discussion.

St. George Convertible Note

Prior to 2019, the Company sold and issued a $1,700,000 convertible note to St. George, which had a principal balance of $1,099,233 as of January 1, 2019.

This note matured on March 11, 2019. The note does not bear interest in the absence of an event of default. The note is due upon demand and a default interest rate has not been designated by St. George.

During 2019, $309,070 was converted into 1.1 billion shares of the Company’s common stock.

The following table summarizes the conversion activity of this note:

Conversion Period	Principal Converted	Interest Converted	Common Shares Issued
Q1 2019	106,750	-	58,503,244
Q2 2019	59,320	-	86,636,364
Q3 2019	89,000	-	457,222,222
Q4 2019	54,000	-	540,000,000
	$309,070	$-	1,142,361,830

The conversion option associated with the note was deemed to include an embedded derivative that required bifurcation and separate accounting. Refer to Note 13. Derivative Liabilities for further details.

On September 9, 2020, the St. George Convertible Note was assigned to BD 1 as part of the Company’s recapitalization and restructuring effort which began in June 2020. The Company subsequently entered into an Exchange Agreement with BD 1 on December 18, 2020. Refer to the BD 1 Convertible Notes in Note 12. Convertible Notes for further discussion.

Baybridge Convertible Note

Between September 7, 2018 and August 22, 2019, the Company, entered into several securities exchange agreements with BayBridge Capital Fund LP ("BayBridge).

During 2019, the Company entered into several securities exchange agreements with BayBridge Capital Fund LP ("BayBridge).

Pursuant to the terms of the exchange agreements, BayBridge agreed to surrender and exchange several outstanding promissory notes with an aggregate principal balance of $829,000, and aggregate accrued interest of $97,000, for convertible notes (“Exchange Notes”) with an aggregate principal amount of $1,160,000 and aggregate original issue discounts of $234,000.

The Exchange Notes are unsecured, have no applicable registration rights, bear interest at a rate of 12% per annum, and matured between September 7, 2019 and August 22, 2020. The notes contain standard and customary events of default.

The terms of the Exchange Notes included a conversion feature which was the lesser of (i) a price range of $0.0005 to $0.15, or (ii) a range of 65% to 70% of the lowest traded price for the shares over the prior five trading days.

During 2019, aggregate principal of $281,900 and interest of $8,407 had been converted into 1 billion shares of common stock and no cash payments of principal or interest were made on these exchange notes.

The following table summarizes the conversion activity of these notes:

Conversion Period	Principal Converted	Interest Converted	Common Shares Issued
Q1 2019	90,500	3,278	47,400,806
Q2 2019	88,500	2,079	141,822,223
Q3 2019	86,000	2,261	616,247,346
Q4 2019	16,900	789	176,886,700
	$281,900	$8,407	982,357,075

The conversion option associated with the notes was deemed to include an embedded derivative that required bifurcation and separate accounting. Refer to Note 13. Derivative Liabilities for further details.

On September 11, 2020, the Baybridge Convertible Notes were assigned to BD 1 as part of the Company’s recapitalization and restructuring effort which began in June 2020. The Company subsequently entered into an Exchange Agreement with BD 1 on December 18, 2020. Refer to the BD 1 Convertible Notes in Note 12. Convertible Notes for further discussion.

Bellridge Convertible Notes

Prior to 2019, the Company had issued convertible notes to Bellridge Capital, LP (“Bellridge”) which had aggregate principal and accrued interest balances of $455,000 and $40,863, respectively, as of January 1, 2019.

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

During 2019 and 2020, an aggregate principal of $288,000 and interest of $25,697, on the Bellridge convertible notes had been converted into 1,571,266,388 shares of common stock and no cash payments of principal or interest had been made.

The following table summarizes the conversion activity of these notes:

Conversion Period	Principal Converted	Interest Converted	Common Shares Issued
Q1 2019	65,615	4,507	38,696,339
Q2 2019	47,385	3,874	68,142,087
Q3 2019	89,000	9,779	529,061,862
Q4 2019	41,000	5,404	464,037,300
Q2 2020	45,000	2,133	471,328,800
	$288,000	$25,697	1,571,266,388

The conversion option associated with the notes was deemed to include an embedded derivative that required bifurcation and separate accounting. Refer to Note 13. Derivative Liabilities for further details.

On September 11, 2020, the Bellridge Convertible Notes were assigned to BD 1 as part of the Company’s recapitalization and restructuring effort which began in June 2020. The Company subsequently entered into an Exchange Agreement with BD 1 on December 18, 2020. Refer to the BD 1 Convertible Notes in Note 12. Convertible Notes for further discussion.

Power Up Convertible Notes

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

During 2019, an aggregate principal of $267,680 and interest of $9,000, on the Power Up convertible notes had been converted into 578,794,634 shares of common stock and no cash payments of principal or interest had been made.

The following table summarizes the conversion activity of these notes:

Conversion Period	Principal Converted	Interest Converted	Common Shares Issued
Q1 2019	$182,500	$7,300	95,014,902
Q2 2019	42,500	1,700	47,155,556
Q3 2019	14,600	-	155,824,176
Q4 2019	28,080	-	280,800,000
	$267,680	$9,000	578,794,634

The conversion option associated with the notes was deemed to include an embedded derivative that required bifurcation and separate accounting. Refer to Note 13. Derivative Liabilities for further details.

On September 11, 2020, the Power Up Convertible Notes were assigned to BD 1 as part of the Company’s recapitalization and restructuring effort which began in June 2020. The Company subsequently entered into an Exchange Agreement with BD 1 on December 18, 2020. Refer to the BD 1 Convertible Notes in Note 12. Convertible Notes for further discussion.

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

During 2019 and 2020, no principal and no interest had been converted into shares of common stock and no cash payments of principal or interest had been made.

The conversion option associated with the note was deemed to include an embedded derivative that required bifurcation and separate accounting. Refer to Note 13. Derivative Liabilities for further details.

On September 11, 2020, the Widjaja Convertible Note was assigned to BD 1 as part of the Company’s recapitalization and restructuring effort which began in June 2020. The Company subsequently entered into an Exchange Agreement with BD 1 on December 18, 2020. Refer to the BD 1 Convertible Notes in Note 12. Convertible Notes for further discussion.

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

During 2019, principal of $84,068 and interest of $5,766 had been converted into 473,445,228 million shares of common stock and no cash payments of principal or interest had been made.

The following table summarizes the conversion activity of these notes:

Conversion Period	Principal Converted	Interest Converted	Common Shares Issued
Q2 2019	$15,000	$763	17,321,692
Q3 2019	57,718	4,284	335,425,736
Q4 2019	11,350	719	120,697,800
	$84,068	$5,766	473,445,228

The conversion option associated with the notes was deemed to include an embedded derivative that required bifurcation and separate accounting. Refer to Note 13. Derivative Liabilities for further details.

On September 11, 2020, the GS Convertible Note was assigned to BD 1 as part of the Company’s recapitalization and restructuring effort which began in June 2020. The Company subsequently entered into an Exchange Agreement with BD 1 on December 18, 2020. Refer to the BD 1 Convertible Notes in Note 12. Convertible Notes for further discussion.

Penumbra Convertible Note

On June 9, 2020, the Company issued to Penumbra Solar, Inc. (“Penumbra”) a $250,000 aggregate principal amount convertible promissory note. The Company has received $250,000 of gross proceeds from the offering of the note. The aggregate principal amount (together with accrued interest) will mature on June 9, 2021. The note bears interest at a rate of 6% per annum. The interest rate increases to 18% in the event of a default. The note is convertible, at the holder’s option, into shares of the Company’s Common Stock at a conversion price equal to $0.0001 per share.

On September 25, 2020, the Penumbra Convertible Note was assigned to Crowdex.

Crowdex Convertible Note

On September 25, 2020, as discussed above, Penumbra assigned its note to Crowdex. At December 31, 2020, the note had a principal balance of $250,000 and an accrued interest balance of $8,425. The aggregate principal amount (together with accrued interest) will mature on June 9, 2021. The note bears an interest rate of 6% per annum. The interest rate increases to 18% in the event of a default. The note is convertible, at the holder’s option, into shares of the Company’s Common Stock at a conversion price equal to $0.0001 per share.

BD 1 Convertible Note

During September 2020, a number of the Company’s investors entered into assignment agreements to sell their existing debt to BD 1. Refer to Notes 10, 11, and 12, for more information. The assignments transferred ownership of the following debts:

•

The outstanding principal and interest of $2.16 million and $417,000, respectively, related to the St. George Secured Promissory Notes discussed in Note 10 was assigned to BD 1. The terms of the notes remained the same.

•

The outstanding principal and interest of $495,000 and $187,000, respectively, related to the Investor 1 Promissory Notes discussed in Note 11 was assigned to BD 1. The terms of the notes remained the same.

•

The outstanding principal and interest of $650,000 and $86,000, respectively, related to the Investor 2 Promissory Notes discussed in Note 11 was assigned to BD 1. The terms of the notes remained the same.

•

The outstanding principal and interest of $330,000 and $79,000, respectively, related to the October 2016 Convertible Notes discussed in Note 12 was assigned to BD 1. The terms of the notes remained the same.

•	The outstanding principal of $618,000, related to the St. George Convertible Note discussed in Note 12 was assigned to BD 1. The terms of the note remained the same.

•

The outstanding principal and interest of $941,000 and $152,000, respectively, related to the Baybridge Convertible Notes discussed in Note 12 was assigned to BD 1. The terms of the notes remained the same.

•

The outstanding principal and interest of $677,000 and $121,000, respectively, related to the Bellridge Convertible Notes discussed in Note 12 was assigned to BD 1. The terms of the notes remained the same.

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

Pursuant to the terms of the BD1 Exchange Agreement, BD 1 agreed to surrender and exchange all of its outstanding promissory notes with principal balances of approximately $10.4 million (including accrued interest and default penalties). In exchange, the Company issued to BD 1 two unsecured convertible notes with an aggregate principal amount of $10,500,000 (“BD1 Exchange Notes”). The BD1 Exchange Notes do not bear any interest, and will mature on December 18, 2025. BD 1 has the right, at any time until the BD1 Exchange Notes are fully paid, to convert any outstanding and unpaid principal into shares of Common Stock at a fixed conversion price equal to $0.0001 per share. Accordingly, the Company would issue 105,000,000,000 shares of Common Stock upon a full conversion of the BD 1 Exchange Notes.

NOTE 13. DERIVATIVE LIABILITIES

The following table is a summary of the derivative liability activity for the years ended December 31, 2020 and 2019:

Derivative Liability Balance as of December 31, 2018	$10,114,452
Additional derivative liability on new notes	4,507,380
Change in fair value of derivative liability	(6,196,026)
Liability extinguished	(708,656)
Derivative Liability Balance as of December 31, 2019	7,717,150
Additional derivative liability on new notes	447,903
Change in fair value of derivative liability	(2,861,069)
Derivative Liability Balance as of December 31, 2020	$5,303,984

Convertible Notes Assigned to BD 1

The convertible notes that were assigned to BD 1 in September 2020, further described above in Notes 10 and 12, were exchanged for new notes as part of the Company’s recapitalization and restructuring effort which began in June 2020. Prior to the exchange, pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion options in the notes were deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. The fair value measurements rely primarily on Company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with the notes approximates management’s estimate of the fair value of the embedded derivative liability based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions identified below.

At December 31, 2019, the aggregate derivative liability associated with these notes was $5,706,175. This value was derived from Management’s fair value assessment using the following assumptions: annual volatility range of 42% to 46%, present value discount rate of 12%, and a dividend yield of 0%.

During the first three quarters of 2020, pursuant to ASC Topic 815, Derivatives and Hedging, Management conducted quarterly fair value assessments of the embedded derivatives associated with these notes. Engaging the services of a firm specializing in these valuations, it was determined that a rational investor would not convert the notes, and would not expect to do so in the foreseeable future. The Company had reported doubt as to its ability to continue as a going concern since 2015. The Company scaled down operations and did not expect to ramp up until significant financing could be obtained and has been operating under these conditions for some time already, continuously chasing funding to continue operations. Circumstances shifted in late 2019 and early 2020, making fundraising and continuing operations more difficult, thereby reducing liquidity and attractiveness of the common stock. These new circumstances made it clear to current and prospective investors that the Company would either file bankruptcy or restructure with a strategic investor. Accordingly, as of the valuation date, conversion of a debt instrument into common stock that cannot be sold in the marketplace would put the holder in a far less secure position compared to holding the instrument as debt. As a result of the fair value assessments, the Company recorded an aggregate net gain of $5,706,175 for the year ended December 31, 2020, as “Change in fair value of derivatives and gain/loss on extinguishment of liabilities, net” in the Consolidated Statements of Operations to properly reflect that the value of the embedded derivative had been eliminated in 2020.

Convertible Notes held by Global Ichiban

In connection with the convertible notes held by Global, further described above in Note 10, pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion options in the notes were deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. The fair value measurements rely primarily on Company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with the notes approximates management’s estimate of the fair value of the embedded derivative liability based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions identified below.

At December 31, 2019, the aggregate derivative liability associated with these notes was $2,010,975. This value was derived from Management’s fair value assessment using the following assumptions: annual volatility of 46%, present value discount rate of 12%, and a dividend yield of 0%.

The conversion option in the GI Exchange Note was deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance based on the following assumptions: annual volatility of 49%, expected interest rate of 1.52%, and a dividend yield of 0%, and appropriately recorded that value as a derivative liability. At September 9, 2020, the derivative liability associated with the Global note was $447,903. The fair value of the derivative was recorded as a debt discount and will be charged to interest over the life of the note.

The derivative liability associated with the note is subject to revaluation on a quarterly basis to reflect the market value change of the embedded conversion option. Management assessed the fair value option of this embedded derivative, as of December 31, 2020, using the following assumptions: annual volatility of 62%, and a dividend yield of 0%. As a result of the fair value assessments, the Company recorded an aggregate net loss of $2,845,106 for the year ended December 31, 2020, as “Change in fair value of derivatives and gain/loss on extinguishment of liabilities, net” in the Consolidated Statement of Operations to properly reflect that the value of the embedded derivative of $5,303,984 as of December 31, 2020.

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

The Series A Preferred Stock may be converted into shares of common stock at the option of the Company if the closing price of the common stock exceeds $232, as adjusted, for twenty consecutive trading days, or by the holder at any time. The Company has the right to redeem the Series A Preferred Stock at a price of $8.00 per share, plus any accrued and unpaid dividends, plus the make-whole amount (if applicable). At December 31, 2020, the preferred shares were not eligible for conversion to common shares at the option of the Company. The holder of the preferred shares may convert to common shares at any time, at no cost, at a ratio of 1 preferred share into 1 common share (subject to standard ratable anti-dilution adjustments). Upon any conversion (whether at the option of the Company or the holder), the holder is entitled to receive any accrued but unpaid dividends.

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

As of December 31, 2020, there were 48,100 shares of Series A Preferred Stock outstanding and accrued and unpaid dividends of $367,965.

NOTE 15. SERIES 1A PREFERRED STOCK

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

In November 2020, Crowdex converted 1,200 shares of outstanding Series 1A Preferred Stock into 12,000,000,000 shares of Common Stock.

On December 31, 2020 the Company sold 500 shares of Series 1A Preferred Stock to Crowdex in exchange for the cancellation of the Crowdex Note issued on November 27, 2020. There were no additional cash proceeds from this closing.

NOTE 16. STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

At December 31, 2020, the Company had 20.0 billion shares of common stock, $0.0001 par value, authorized for issuance. Each share of common stock has the right to one vote. As of December 31, 2020, the Company had 18,102,583,473 shares of common stock outstanding. The Company has not declared or paid any dividends related to the common stock through December 31, 2020.

Preferred Stock

At December 31, 2020, the Company had 25,000,000 shares of preferred stock, $0.0001 par value, authorized for issuance. Preferred stock may be issued in classes or series. Designations, powers, preferences, rights, qualifications, limitations and restrictions are determined by the Company’s Board of Directors.  The following table summarizes the designations, shares authorized, and shares outstanding for the Company's Preferred Stock:

Preferred Stock Series Designation	Shares Authorized	Shares Outstanding
Series A	750,000	48,100
Series 1A	5,000	1,300
Series B-1	2,000	—
Series B-2	1,000	—
Series C	1,000	—
Series D	3,000	—
Series D-1	2,500	—
Series E	2,800	—
Series F	7,000	—
Series G	2,000	—
Series H	2,500	—
Series I	1,000	—
Series J	1,350	—
Series J-1	1,000	—
Series K	20,000	—

Series A Preferred Stock

Refer to Note 14 for Series A Preferred Stock activity.

Series 1A Preferred Stock

Refer to Note 14 for Series 1A Preferred Stock activity.

Series B-1, B-2, C, D, D-1, E, F, G, H, I, J, J-1, and K Preferred Stock

There were no transactions involving the Series B-1, B-2, C, D, D-1, E, G, H, I, J, J-1, or K during the years ended December 31, 2020 and 2019.

NOTE 17. EQUITY PLANS AND SHARE-BASED COMPENSATION

Share-Based Compensation: The Company measures share-based compensation cost at the grant date based on the fair value of the award and recognizes this cost as an expense over the grant recipients’ requisite service periods for all awards made to employees, officers, directors and consultants.

The share-based compensation expense recognized in the Consolidated Statements of Operations was as follows:

	For the Year Ended December 31,
	2020	2019
Research and development	$-	$-
Selling, general and administrative	-	21,000
Total share-based compensation cost	$-	$21,000

Stock Options: There was no expense recorded for the year ended December 31, 2020 related to stock option awards. The Company recognized share-based compensation expense for stock options of $21,000 to officers, directors and employees for year ended December 31, 2019 related to stock option awards, reduced for forfeitures. There were no option grants during the year ended December 31, 2020 or 2019.

As of December 31, 2020, there were no unvested stock options. As of December 31, 2020, 97 shares were vested, and 120 shares remained available for future grants under the Option Plan.

The following table summarizes stock option activity within the Stock Option Plan:

	Stock Option Shares	Weighted Average Remaining Contractual Life in Years
Outstanding at December 31, 2018	110	5.18
Granted	-
Exercised	-
Canceled	(13)
Outstanding at December 31, 2019	97	5.18
Granted	-
Exercised	-
Canceled	-
Outstanding and Exercisable at December 31, 2020	97	4.43

Restricted Stock: The Company did not recognize share-based compensation expense related to restricted stock grants for the years ended December 31, 2020 and 2019. There were no restricted stock grants for the years ended December 31, 2020 and 2019.

As of December 31, 2020, there was no unrecognized share-based compensation expense from unvested restricted stock, no shares were expected to vest in the future, and 496 shares remained available for future grants under the Restricted Stock Plan.

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

At December 31, 2020 the outstanding principal and accrued interest balance of the PPP Loan was $193,200 and $1,366, respectively.

NOTE 19. INCOME TAXES

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

At December 31, 2020, the Company had $233.6 million of cumulative net operating loss carryforwards for federal income tax purposes that were available to offset future taxable income through the year 2037. At December 31, 2020, the Company had $58.1 million of cumulative net operating loss carryforwards for federal income tax purposes that were available to offset future taxable income indefinitely. Under the Internal Revenue Code, the future utilization of net operating losses may be limited in certain circumstances where there is a significant ownership change. The Company prepared an analysis for the year ended December 31, 2012 and determined that a significant change in ownership had occurred as a result of the cumulative effect of the sales of common stock through its offerings. Such change limited the Company's utilizable net operating loss carryforwards to $291.7 million for the year ended December 31, 2020. Available net operating loss carryforwards may be further limited in the event of another significant ownership change.

Deferred income taxes reflect an estimate of the cumulative temporary differences recognized for financial reporting purposes from that recognized for income tax reporting purposes. At December 31, 2020 and 2019, the components of these temporary differences and the deferred tax asset were as follows:

	As of December 31,
	2020	2019
Deferred Tax Asset
Accrued Expenses	$22,000	$14,000
Inventory Allowance	137,000	134,000
Other	10,000	11,000
Operating Lease Liability	1,183,000	—
Stock Based Compensation-Stock Options and Restricted Stock	—	951,000
Tax effect of NOL carryforward	72,307,000	68,886,000
Depreciation	355,000	3,736,000
Warranty reserve	3,000	6,000
Gross Deferred Tax Asset	74,017,000	73,738,000
Valuation Allowance	(72,555,000)	(73,552,000)
Net Deferred Tax Asset	$1,462,000	$186,000
Operating lease right-of-use asset, net	(1,287,000)	—
Amortization	(175,000)	(186,000)
Net Deferred Tax Liability	$(1,462,000)	$(186,000)
Total	—	—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical losses and projections of future taxable income over the periods in which the deferred tax assets are deductible, management believes it is not more-likely-than-not that the Company will realize the benefits of these deductible differences at December 31, 2020. The Company's deferred tax valuation allowance of $72.6 million reflected above is a decrease of $1 million from the valuation allowance reflected as of December 31, 2019 of $73.6 million.

As of December 31, 2019, the Company has not recorded a liability for uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax (benefit)/expense. No interest and penalties related to uncertain tax positions were accrued at December 31, 2020.

The Company's effective tax rate for the years ended December 31, 2020 and 2019 differs from the statutory rate due to the following (expressed as a percentage of pre-tax income):

	2020	2019
Federal statutory rate	21.0%	21.0%
State statutory rate	6.9%	4.1%
Change in rate	—%	(11.0)%
Permanent tax differences	3.7%	(0.3)%
Derivative/Warrant Revaluation	(30.9)%	26.7%
Debt Discount	1.6%	(0.7)%
Loss on Extinguishment of Liabilities	—%	—%
Deferred true-ups	48.9%	(7.3)%
Other	—%	—%
Change in valuation allowance	(51.2)%	(32.5)%
	—%	—%

NOTE 20. COMMITMENTS AND CONTINGENCIES

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

NOTE 21. RETIREMENT PLAN

On July 1, 2006, the Company adopted a qualified 401(k) plan which provides retirement benefits for all of its eligible employees. Under the plan, employees become eligible to participate at the first entry date, provided they are at least 21 years of age. The participants may elect through salary reduction to contribute up to ceilings established in the Internal Revenue Code. The Company will match 100% of the first six percent of employee contributions. In addition, the Company may make discretionary contributions to the Plan as determined by the Board of Directors. Employees are immediately vested in all salary reduction contributions. Rights to benefits provided by the Company’s discretionary and matching contributions vest 100% after the first year of service for all employees hired before January 1, 2010. For employees hired after December 31, 2009, matching contributions vest over a three-year period, one-third per year. There were no payments for 401(k) matching in the year ended December 31, 2020, and there were $37,000 in payments for 401(k) matching for the year ended December 31, 2019. Payments for 401(k) matching are recorded under “Research, development and manufacturing operations" expense and “Selling, general and administrative" expense in the Consolidated Statements of Operations.

NOTE 22. SUBSEQUENT EVENTS

The Company was in a dormant status for most of 2020 due to financial constraints as well as delays in reorganization and fund-raising efforts due to the impact of COVID-19. Below is the sequence of events subsequent to December 31, 2020 through the Audit Report date of May 13, 2021:

Series 1A Preferred Stock – Tranche 2 Closing

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