Form 10-Q
period 2021-03-31
Ascent Solar Technologies, Inc.
filed 2021-05-24
CIK 1350102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of May 24, 2021, there were 18,345,583,473 shares of our common stock issued and outstanding.

ASCENT SOLAR TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

Quarterly Period Ended March 31, 2021

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

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this Quarterly Report in the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Factors you should consider that could cause these differences are:

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
•

Other risks and uncertainties discussed in greater detail elsewhere in this Quarterly Report and in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

References to “we,” “us,” “our,” “Ascent,” “Ascent Solar” or the “Company” in this Quarterly Report mean Ascent Solar Technologies, Inc.

ASCENT SOLAR TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$3,658,431	$167,725
Trade receivables, net of allowance of $26,000 and $45,883, respectively	17,639	5,539
Inventories	664,800	534,431
Prepaid and other current assets	108,167	71,575
Total current assets	4,449,037	779,270
Property, Plant and Equipment:	24,867,176	24,867,176
Accumulated depreciation	(24,851,132)	(24,848,408)
	16,044	18,768
Other Assets:
Operating lease right-of-use assets, net	5,475,161	5,633,663
Patents, net of accumulated amortization of $477,250 and $467,102, respectively	412,040	439,836
Other non-current assets	625,000	500,000
	6,512,201	6,573,499
Total Assets	10,977,282	7,371,537
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$622,650	$736,986
Related party payables	32,500	135,834
Accrued expenses	1,206,139	1,518,212
Accrued interest	443,476	438,063
Notes payable	250,000	250,000
Current portion of operating lease liability	592,774	575,404
Promissory notes, net	193,200	193,200
Embedded derivative liability	-	5,303,984
Total current liabilities	3,340,739	9,151,683
Long-Term Liabilities:
Non-current operating lease liabilities	5,021,754	5,179,229
Non-current secured promissory notes, net	-	5,405,637
Non-current convertible notes, net	7,960,849	7,813,048
Accrued warranty liability	13,680	14,143
Total liabilities	16,337,022	27,563,740
Stockholders’ Deficit:
Series A preferred stock, $.0001 par value; 750,000 shares authorized; 48,100 and 48,100 shares issued and outstanding, respectively ($764,790 and $752,765 Liquidation Preference, respectively)	5	5
Common stock, $0.0001 par value, 20,000,000,000 authorized; 18,345,583,473 and 18,102,583,473 shares issued and outstanding, respectively	1,834,558	1,810,258
Additional paid in capital	412,742,098	399,780,319
Accumulated deficit	(419,936,401)	(421,782,785)
Total stockholders’ deficit	(5,359,740)	(20,192,203)
Total Liabilities and Stockholders’ Deficit	$10,977,282	$7,371,537

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
	2021	2020
Revenues
Products	$165,158	$4,090
Total Revenues	165,158	4,090
Costs and Expenses
Costs of revenue	72,782	72,706
Research, development and manufacturing operations	728,036	159,464
Selling, general and administrative	561,709	69,522
Depreciation and amortization	12,872	56,263
Total Costs and Expenses	1,375,399	357,955
Loss from Operations	(1,210,241)	(353,865)
Other Income/(Expense)
Other income/(expense), net	800	259,600
Interest expense	(562,079)	(1,230,692)
Change in fair value of derivatives and gain on extinguishment of liabilities, net	3,617,904	7,717,150
Total Other Income/(Expense)	3,056,625	6,746,058
Net Income	$1,846,384	$6,392,193
Net Income Per Share (Basic)	$-	$-
Net Income Per Share (Diluted)	$-	$-
Weighted Average Common Shares Outstanding (Basic)	18,168,650,140	4,759,161,650
Weighted Average Common Shares Outstanding (Diluted)	162,557,539,029	56,998,995,050

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

For the Three Months Ended March 31, 2021

	Series A Preferred Stock		Series 1A Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2020	48,100	$5	1,300	$-	18,102,583,473	$1,810,258	$399,780,319	$(421,782,785)	$(20,192,203)
Proceeds from issuance of Series 1A Preferred Stock	-	-	2,500	-	-	-	2,500,000	-	2,500,000
Proceeds from issuance of Common Stock	-	-	-	-	75,000,000	7,500	2,992,500	-	3,000,000
Conversion of Global Ichiban Note into Common Shares	-	-	-	-	168,000,000	16,800	5,783,200	-	5,800,000
Relieved on Conversion of Derivative Liability	-	-	-	-	-	-	1,686,079	-	1,686,079
Net Income								1,846,384	1,846,384
Balance at March 31, 2021	48,100	$5	3,800	$-	18,345,583,473	$1,834,558	$412,742,098	$(419,936,401)	$(5,359,740)

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

For the Three Months Ended March 31, 2020

	Series A Preferred Stock		Series 1A Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2019	48,100	$5	-	$-	4,759,161,650	$475,917	$397,817,526	$(423,400,229)	$(25,106,781)
Net Income	-	-	-	-	-	-	-	6,392,193	6,392,193
Balance at March 31, 2020	48,100	$5	-	$-	4,759,161,650	$475,917	$397,817,526	$(417,008,036)	$(18,714,588)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
Operating Activities:
Net income/(loss)	$1,846,384	$6,392,193
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	12,874	56,265
Operating lease asset amortization	158,502	—
Realized (gain) on sale and foreclosure of assets	—	(254,600)
Amortization of deferred financing costs	—	2,692
Non-cash interest expense	—	117,514
Amortization of debt discount	542,164	771,447
Bad debt expense	—	(141)
Warranty reserve	(463)	(7,260)
Gain on extinguishment of liabilities, net	(3,617,904)	(7,717,150)
Changes in operating assets and liabilities:
Accounts receivable	(12,100)	141
Inventories	(130,369)	23,860
Prepaid expenses and other current assets	(161,592)	5,365
Accounts payable	(114,339)	(293,125)
Related party payable	(103,334)	—
Operating lease liabilities	(140,105)	—
Accrued interest	5,413	333,435
Accrued expenses	(312,073)	319,921
Net cash (used in) operating activities	(2,026,942)	(249,443)
Investing Activities:
Proceeds on sale of Assets	—	254,600
Patent activity costs	17,648	(157)
Net cash provided by investing activities	17,648	254,443
Financing Activities:
Repayment of debt	—	(5,000)
Proceeds from issuance of stock	5,500,000	—
Net cash provided by (used in) financing activities	5,500,000	(5,000)
Net change in cash and cash equivalents	3,490,706	—
Cash and cash equivalents at beginning of period	167,725	—
Cash and cash equivalents at end of period	$3,658,431	$—
Supplemental Cash Flow Information:
Non-Cash Transactions:
Non-cash conversions of preferred stock and convertible notes to equity	$5,800,000	$—

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

NOTE 2. BASIS OF PRESENTATION

The accompanying, unaudited, condensed consolidated financial statements have been derived from the accounting records of Ascent Solar Technologies, Inc. and Ascent Solar (Asia) Pte. Ltd. (collectively, "the Company") as of March 31, 2021 and December 31, 2020, and the results of operations for the three months ended March 31, 2021 and 2020. Ascent Solar (Asia) Pte. Ltd. is wholly owned by Ascent Solar Technologies, Inc. All significant inter-company balances and transactions have been eliminated in the accompanying consolidated financial statements.

The accompanying, unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and footnotes typically found in U.S. GAAP audited annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. The Condensed Consolidated Balance Sheet at December 31, 2020 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. These condensed consolidated financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were described in Note 3 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes to our accounting policies as of March 31, 2021.

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

Refer to Notes 8, 10 and 11 for further discussion on the embedded derivatives of each instrument.

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

Refer to Note 16 for further discussion.

Recently Adopted or to be Adopted Accounting Policies

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

Other new pronouncements issued but not effective as of March 31, 2021 are not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 4. LIQUIDITY, CONTINUED OPERATIONS, AND GOING CONCERN

During the three months ended March 31, 2021 and the year ended December 31, 2020, the Company entered into multiple financing agreements to fund operations. Further discussion of these transactions can be found in Notes 9, 10, 11 and 14 of the financial statements presented as of, and for, the three months ended, March 31, 2021, and in Notes 8, 9, 10, 11, 12, 15 and 22 of the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

The Company has continued limited PV production at its manufacturing facility. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented its product strategy. During the three months ended March 31, 2021 the Company used $2,026,942 in cash for operations.

Additional projected product revenues are not anticipated to result in a positive cash flow position for the next twelve months overall and, as of March 31, 2021, the Company has working capital of $1,108,298. As such, cash liquidity is not sufficient for the next twelve months will require additional financing.

As a result of the Company’s recurring losses from operations, and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises doubt as to the Company’s ability to continue as a going concern. The Company scaled down its operations in 2019 and 2020, due to cash flow issues, and does not expect to ramp up significantly until sufficient financing is obtained.

Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

The following table summarizes property, plant and equipment as of March 31, 2021 and December 31, 2020:

	As of March 31,	As of December 31,
	2021	2020
Building	$-	$-
Furniture, fixtures, computer hardware and computer software	489,421	489,421
Manufacturing machinery and equipment	24,377,755	24,377,755
Depreciable property, plant and equipment	24,867,176	24,867,176
Less: Accumulated depreciation and amortization	(24,851,132)	(24,848,408)
Net property, plant and equipment	$16,044	$18,768

The Company analyzes its long-lived assets for impairment, both individually and as a group, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

Depreciation expense for the three months ended March 31, 2021 and 2020 was $2,724 and $43,849, respectively. Depreciation expense is recorded under “Depreciation and amortization expense” in the unaudited Condensed Consolidated Statements of Operations.

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

At March 31, 2021, the Company recorded an operating lease asset and liability totaling $5,475,161 and $5,614,528, respectively. During the quarter ended March 31, 2021, the Company recorded operating lease costs included in rent expense totaling $258,393.

Future maturities of the operating lease liability are as follows:

Remainder of 2021	$720,000
2022	$988,800
2023	$1,018,464
2024	$1,049,018
2025	$1,080,488
Thereafter	$2,259,194
Total lease payments	$7,115,964
Less amounts representing interest	$(1,501,436)
Present value of lease liability	$5,614,528

The remaining lease term and discount rate of the operating lease is 81.5 months and 7.0% respectively.

NOTE 6. INVENTORIES

Inventories, net of reserves, consisted of the following at March 31, 2021 and December 31, 2020:

	As of March 31,	As of December 31,
	2021	2020
Raw materials	$594,700	$525,626
Work in process	14,690	—
Finished goods	55,410	8,805
Total	$664,800	$534,431

NOTE 7. NOTES PAYABLE

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

NOTE 8. SECURED PROMISSORY NOTES

The following table provides a summary of the activity of the Company's secured notes:

	Global Ichiban	St. George	BD 1	Total
Secured Notes Principal Balance at December 31, 2019	$5,012,897	$2,160,000	$—	$7,172,897
New notes	6,400,000	—	—	6,400,000
Note conversions	(600,000)	—	—	(600,000)
Note assignments	—	(2,160,000)	2,160,000	—
Notes Exchanged	(5,012,897)	—	(2,160,000)	(7,172,897)
Secured Notes Principal Balance at December 31, 2020	5,800,000	—	—	5,800,000
Less: remaining discount	(394,363)	—	—	(394,363)
Secured Notes, net of discount, at December 31, 2020	5,405,637	—	—	5,405,637
Note conversions	(5,800,000)	—	—	(5,800,000)
Secured Notes Principal Balance at March 31, 2021	—	—	—	—
Less: remaining discount	—	—	—	—
Secured Notes, net of discount, at March 31, 2021	$—	$—	$—	$—

Global Ichiban Secured Promissory Notes

Prior to 2020, the Company had issued secured notes to Global Ichiban Limited (“Global”) that had aggregate remaining principal and accrued interest balances of $5,012,897 and $885,475, respectively, as of January 1, 2020.

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

The conversion option associated with the note was deemed to include an embedded derivative that required bifurcation and separate accounting. Refer to Note 11. Derivative Liabilities for further details.

On March 9, 2021, the Company entered into a settlement agreement (“Settlement”) with Global. Pursuant to the Settlement, the Company issued 168,000,000 shares of Common Stock of the Company (“Settlement Shares”) to Global in exchange for the cancellation of the outstanding secured promissory note of $5,800,000 (the “Secured Note”). The Secured Note, which was originally scheduled to mature on September 30, 2022, had a variable-rate conversion feature that entitled Global to convert into shares of Common Stock of the Company at 80% of the 5-day average closing bid-price prior to any conversion. The Secured Note also had a lien on substantially all of the Company’s assets including intellectual properties. Following the Settlement, the lien was removed and the Company’s assets  are currently unencumbered.

St. George Secured Convertible Notes

Prior to 2020, the Company had issued secured notes to St. George Investments LLC (“St. George”) that had aggregate remaining principal and accrued interest balances of $2,160,000 and $252,751, respectively, as of January 1, 2020.

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

On September 9, 2020, all debts with St. George were assigned to BD 1 as part of the Company’s recapitalization and restructuring effort which began in June 2020. The Company subsequently entered into an Exchange Agreement with BD 1 on December 18, 2020. Refer to the BD 1 Convertible Notes in Note 10. Convertible Notes for further discussion.

NOTE 9. PROMISSORY NOTES

The following table provides a summary of the activity of the Company's non-convertible, unsecured, promissory notes:

	Investor 1	Investor 2	BD 1	SBA	Total
Promissory Notes Principal Balance at December 31, 2019	$494,437	$615,000	$—	$—	$1,109,437
New principal	—	35,000	—	193,200	228,200
Notes assigned	(494,437)	(650,000)	1,144,437	—	—
Notes exchanged	—	—	(1,144,437)	—	(1,144,437)
Promissory Notes Principal Balance at December 31, 2020	—	—	—	193,200	193,200
Less: remaining discount	—	—	—	—	—
Promissory Notes Principal Balance at December 31, 2020	—	—	—	193,200	193,200
New principal	—	—	—	—	—
Notes exchanged	—	—	—	—	—
Promissory Notes Principal Balance at March 31, 2021	—	—	—	193,200	193,200
Less: remaining discount	—	—	—	—	—
Promissory Notes, net of discount, at March 31, 2021	$—	$—	$—	$193,200	$193,200

Offering of Unsecured, Non-Convertible Notes to Investor 1

Prior to 2020, the Company had issued a note to a private investor (“Investor 1”), that had remaining principal and accrued interest balances of $494,437 and $196,260, respectively, as of January 1, 2020. The note bears an interest rate of 12%, and principal and interest on this note were payable at maturity. This note was not convertible into equity shares of the Company and was unsecured.

On September 11, 2020 the debt with Investor 1 was assigned to BD 1 as part of the Company’s recapitalization and restructuring effort which began in June 2020. The Company subsequently entered into an Exchange Agreement with BD 1 on December 18, 2020. Refer to the BD 1 Convertible Notes in Note 10. Convertible Notes for further discussion.

Offering of Unsecured, Non-Convertible Notes to Investor 2

Prior to 2020, the Company had issued notes to another private investor (“Investor 2”), that had aggregate remaining principal and accrued interest balances of $615,000 and $34,046, respectively, as of January 1, 2020.

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

On September 11, 2020, the entire debt with Investor 2 was assigned to BD 1 as part of the Company’s recapitalization and restructuring effort which began in June 2020. The Company subsequently entered into an Exchange Agreement with BD 1 on December 18, 2020. Refer to the BD 1 Convertible Notes in Note 10. Convertible Notes for further discussion.

SBA PPP

On April 17, 2020, the Company obtained a PPP Loan from Vectra Bank Colorado (“Vectra”) in the aggregate amount of $193,200, which was established under the CARES Act, as administered by the Small Business Association (“SBA”). Under the terms of the CARES Act and the PPP, all or a portion of the principal amount of the PPP Loan is subject to forgiveness so long as, over the 24-week period following the Company’s receipt of the proceeds of the PPP Loan, the Company uses those proceeds for payroll costs, rent, utility costs or the maintenance of employee and compensation levels. The PPP Loan is unsecured, guaranteed by the SBA, and has a two-year term, maturing on April 17, 2022. Interest accrues on the loan beginning with the initial disbursement; however, payments of principal and interest are deferred until Vectra’s determination of the amount of forgiveness applied for by the Company is approved by the SBA. If the Company does not apply for forgiveness within 10 months after the last day of the covered period (defined, at the Company’s election as 24 weeks), such payments will be due that month. See Note 16. Paycheck Protection Program Loan for further information on the SBA PPP note.

NOTE 10. CONVERTIBLE NOTES

The following table provides a summary of the activity of the Company's unsecured, convertible, promissory notes:

	Principal Balance 12/31/2019	New Notes	Notes assigned or exchanged	Notes converted	Principal Balance 12/31/2020	Less: Discount Balance	Net Principal Balance 12/31/2020
October 2016 Notes	$330,000	$—	$(330,000)	$—	$—	$—	$—
St. George Notes	617,663	—	(617,663)	—	—	—	—
BayBridge Notes	940,600	—	(940,600)	—	—	—	—
Bellridge Notes	496,000	—	(451,000)	(45,000)	—	—	—
Power Up Notes	106,820	—	(106,820)	—	—	—	—
Widjaja Note	330,000	—	(330,000)	—	—	—	—
GS Capital Notes	169,500	—	(169,500)	—	—	—	—
Penumbra Note (related party)	—	250,000	(250,000)	—	—	—	—
BD 1 Notes (related party)	—	10,500,000	—	—	10,500,000	(2,936,952)	7,563,048
Crowdex Note (related party)	—	—	250,000	—	250,000	—	250,000
	$2,990,583	$10,750,000	$(2,945,583)	$(45,000)	$10,750,000	$(2,936,952)	$7,813,048

	Principal Balance 12/31/2020	New Notes/Adjustments	Notes assigned or exchanged	Notes converted	Principal Balance 3/31/2021	Less: Discount Balance	Net Principal Balance 3/31/2021
BD 1 Notes (related party)	10,500,000	—	—	—	10,500,000	(2,789,151)	7,710,849
Crowdex Note (related party)	250,000	—	—	—	250,000	—	250,000
	$10,750,000	$—	$—	$—	$10,750,000	$(2,789,151)	$7,960,849

October 2016 Convertible Notes

Prior to 2020, the Company had issued convertible notes to a private investor that had remaining principal and accrued interest balances of $330,000 and $65,010, respectively, as of January 1, 2020.

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

On September 11, 2020, the October 2016 Convertible Notes were assigned to BD 1 as part of the Company’s recapitalization and restructuring effort which began in June 2020. The Company subsequently entered into an Exchange Agreement with BD 1 on December 18, 2020. Refer to the BD 1 Convertible Notes in Note 10. Convertible Notes for further discussion.

St. George Convertible Note

Prior to 2020, the Company sold and issued a $1,700,000 convertible note to St. George, which had a principal balance of $617,663 as of January 1, 2020.

This note matured on March 11, 2019. The note does not bear interest in the absence of an event of default. The note is due upon demand and a default interest rate has not been designated by St. George.

On September 9, 2020, the St. George Convertible Note was assigned to BD 1 as part of the Company’s recapitalization and restructuring effort which began in June 2020. The Company subsequently entered into an Exchange Agreement with BD 1 on December 18, 2020. Refer to the BD 1 Convertible Notes in Note 10. Convertible Notes for further discussion.

BayBridge Convertible Note

Prior to 2020, the Company had issued convertible notes to BayBridge Capital Fund LP ("BayBridge), which had remaining principal and accrued interest balances of $940,600 and $68,294, respectively, as of January 1, 2020.

The notes are unsecured, have no applicable registration rights, bear interest at a rate of 12% per annum, and matured between September 7, 2019 and August 22, 2020. The notes contain standard and customary events of default.

The terms of the notes included a conversion feature which was the lesser of (i) a price range of $0.0005 to $0.15, or (ii) a range of 65% to 70% of the lowest traded price for the shares over the prior five trading days.

On September 11, 2020, the Baybridge Convertible Notes were assigned to BD 1 as part of the Company’s recapitalization and restructuring effort which began in June 2020. The Company subsequently entered into an Exchange Agreement with BD 1 on December 18, 2020. Refer to the BD 1 Convertible Notes in Note 10. Convertible Notes for further discussion.

Bellridge Convertible Notes

Prior to 2020, the Company had issued a convertible notes to Bellridge Capital, LP (“Bellridge”) which had aggregate principal and accrued interest balances of $496,000 and $63,474, respectively, as of January 1, 2020.

The notes are not secured, contain no registration rights, have an interest rate of 10% per annum, mature on October 22, 2020, and contain standard and customary events of default. All principal and interest on the note are due upon maturity. Bellridge shall have the option to convert all or a portion of the amounts outstanding under the notes, into shares of the Company's common stock. Conversions into common stock shall be calculated using a variable conversion price equal to the lesser of (i) $0.0005 or (ii) 70% of the lowest traded price for the shares over the prior ten-day trading period immediately preceding the conversion.

Shares of common stock may not be issued pursuant to any of these notes if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 4.99% of the outstanding shares of Common Stock.

During 2020, an aggregate principal of $45,000 and interest of $2,133, on the Bellridge convertible notes was converted into 471,328,800 shares of common stock and no cash payments of principal or interest had been made.

On September 11, 2020, the Bellridge Convertible Notes were assigned to BD 1 as part of the Company’s recapitalization and restructuring effort which began in June 2020. The Company subsequently entered into an Exchange Agreement with BD 1 on December 18, 2020. Refer to the BD 1 Convertible Notes in Note 10. Convertible Notes for further discussion.

PowerUp Convertible Notes

Prior to 2020, the Company had issued convertible notes to Power Up Lending Group, LTD (“Power Up”), which had a remaining aggregate principal balance of $106,820 as of January 1, 2020.

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

On September 11, 2020, the Power Up Convertible Notes were assigned to BD 1 as part of the Company’s recapitalization and restructuring effort which began in June 2020. The Company subsequently entered into an Exchange Agreement with BD 1 on December 18, 2020. Refer to the BD 1 Convertible Notes in Note 10. Convertible Notes for further discussion.

Widjaja Convertible Note

Prior to 2020, the Company entered into a note purchase agreement with Jason Widjaja (“Widjaja”), for the private placement of a $330,000 convertible promissory note, in exchange for $330,000 of gross proceeds. As of January 1, 2020, the note had remaining principal and accrued interest balances of $330,000 and $38,407, respectively. The note is unsecured, bears interest at 12% per annum, matures on January 11, 2020, and contains standard and customary events of default including but not limited to: (i) failure to make payments when due under the note, and (ii) bankruptcy or insolvency of the Company. Principal and interest on the note will be payable upon maturity.

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

On September 11, 2020, the Widjaja Convertible Note was assigned to BD 1 as part of the Company’s recapitalization and restructuring effort which began in June 2020. The Company subsequently entered into an Exchange Agreement with BD 1 on December 18, 2020. Refer to the BD 1 Convertible Notes in Note 10. Convertible Notes for further discussion.

GS Capital Convertible Note

Prior to 2020, the Company had sold and issued to GS Capital Partners, LLC (“GS”), unsecured convertible promissory notes which had aggregate principal and accrued interest balances of $617,663 and $8,832, respectively, as of January 1, 2020.

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

On September 11, 2020, the GS Convertible Note was assigned to BD 1 as part of the Company’s recapitalization and restructuring effort which began in June 2020. The Company subsequently entered into an Exchange Agreement with BD 1 on December 18, 2020. Refer to the BD 1 Convertible Notes in Note 10. Convertible Notes for further discussion.

Penumbra/Crowdex Convertible Note

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

On September 25, 2020, the Penumbra Convertible Note was assigned to Crowdex.

At March 31, 2021, the note had a principal balance of $250,000 and an accrued interest balance of $12,123.

BD 1 Convertible Note

During September 2020, a number of the Company’s investors entered into assignment agreements to sell their existing debt to BD 1. Refer to Notes 8, 9, and 10, for more information. The assignments transferred ownership of the following debts:

•

The outstanding principal and interest of $2.16 million and $417,000, respectively, related to the St. George Secured Promissory Notes discussed in Note 8 was assigned to BD 1. The terms of the notes remained the same.

•

The outstanding principal and interest of $495,000 and $187,000, respectively, related to the Investor 1 Promissory Notes discussed in Note 9 was assigned to BD 1. The terms of the notes remained the same.

•

The outstanding principal and interest of $650,000 and $86,000, respectively, related to the Investor 2 Promissory Notes discussed in Note 9 was assigned to BD 1. The terms of the notes remained the same.

•

The outstanding principal and interest of $330,000 and $79,000, respectively, related to the October 2016 Convertible Notes discussed in Note 10 was assigned to BD 1. The terms of the notes remained the same.

•	The outstanding principal of $618,000, related to the St. George Convertible Note discussed in Note 10 was assigned to BD 1. The terms of the note remained the same.

•

The outstanding principal and interest of $941,000 and $152,000, respectively, related to the Baybridge Convertible Notes discussed in Note 10 was assigned to BD 1. The terms of the notes remained the same.

•

The outstanding principal and interest of $677,000 and $121,000, respectively, related to the Bellridge Convertible Notes discussed in Note 10 was assigned to BD 1. The terms of the notes remained the same.

•

The outstanding principal and interest of $107,000 and $16,000, respectively, related to the Power Up Convertible Notes discussed in Note 10 was assigned to BD 1. The terms of the notes remained the same.

•

The outstanding principal and interest of $330,000 and $68,000, respectively, related to the Widjaja Convertible Notes discussed in Note 10 was assigned to BD 1. The terms of the notes remained the same.

•

The outstanding principal and interest of $170,000 and $19,000, respectively, related to the GS Capital Convertible Notes discussed in Note 10 was assigned to BD 1. The terms of the notes remained the same.

On December 18, 2020, the Company entered into a securities exchange agreement (“BD1 Exchange Agreement”) with BD 1, who had previously acquired all of the Company’s existing outstanding unsecured notes (other than notes held by GI and Crowdex) from the original note holders as listed above.

Pursuant to the terms of the BD1 Exchange Agreement, BD 1 agreed to surrender and exchange all of its outstanding promissory notes with principal and accrued interest balances of approximately $6.3 million and $1.3 million, respectively . Default penalties related to the notes of approximately $2.9 million were not designated. In exchange, the Company issued to BD 1 two unsecured convertible notes with an aggregate principal amount of $10,500,000 (“BD1 Exchange Notes”), and recorded an original issue discount of approximately $3.0 million, which will be recognized as interest expense, ratably, over the life of the note. The BD1 Exchange Notes do not bear any interest, and will mature on December 18, 2025. BD 1 has the right, at any time until the BD1 Exchange Notes are fully paid, to convert any outstanding and unpaid principal into shares of Common Stock at a fixed conversion price equal to $0.0001 per share. Accordingly, the Company would issue 105,000,000,000 shares of Common Stock upon a full conversion of the BD 1 Exchange Notes. BD1 has agreed not to effect any conversion of the Notes without the prior consent of the Company unless and until the company has created additional authorized and issued common shares sufficient to convert all of the Notes in full.

NOTE 11. DERIVATIVE LIABILITIES

The following table is a summary of the derivative liability activity for the three months ended March 31, 2021:

Derivative Liability Balance as of December 31, 2020	5,303,984
Liability extinguished	(5,303,984)
Derivative Liability Balance as of March 31, 2021	$—

Convertible Notes Assigned to BD 1

The convertible notes that were assigned to BD 1 in September 2020, further described above in Notes 8 and 10, were exchanged for new notes on December 18, 2021, as part of the Company’s recapitalization and restructuring effort which began in June 2020. Prior to the exchange, pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion options in the notes were deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. The fair value measurements rely primarily on Company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with the notes approximates management’s estimate of the fair value of the embedded derivative liability based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions identified below.

At December 31, 2019, the aggregate derivative liability associated with these notes was $5,706,175. This value was derived from Management’s fair value assessment using the following assumptions: annual volatility range of 42% to 46%, present value discount rate of 12%, and a dividend yield of 0%.

In 2020, pursuant to ASC Topic 815, Derivatives and Hedging, Management conducted quarterly fair value assessments of the embedded derivatives associated with these notes. Engaging the services of a firm specializing in these valuations, it was determined that a rational investor would not convert the notes, and would not expect to do so in the foreseeable future. The Company had reported doubt as to its ability to continue as a going concern since 2015. The Company scaled down operations and did not expect to ramp up until significant financing could be obtained and has been operating under these conditions for some time already, continuously chasing funding to continue operations. Circumstances shifted in late 2019 and early 2020, making fundraising and continuing operations more difficult, thereby reducing liquidity and attractiveness of the common stock. These new circumstances made it clear to current and prospective investors that the Company would either file bankruptcy or restructure with a strategic investor. Accordingly, conversion of a debt instrument into common stock that cannot be sold in the marketplace would put the holder in a far less secure position compared to holding the instrument as debt. As a result of the fair value assessments, the Company recorded an aggregate net gain of $5,706,175 for the year ended December 31, 2020, as “Change in fair value of derivatives and gain/loss on extinguishment of liabilities, net” in the Consolidated Statements of Operations to properly reflect that the value of the embedded derivative had been eliminated in 2020.

Convertible Notes held by Global Ichiban

In connection with the convertible notes held by Global, further described above in Note 8, pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion options in the notes were deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. The fair value measurements rely primarily on Company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with the notes approximates management’s estimate of the fair value of the embedded derivative liability based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions identified below.

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

On March 9, 2021, the Company entered into a settlement agreement with Global, further described above in Note 8. As a result of the settlement, the entire debt was cancelled and the Company recorded an aggregate net gain of $5,303,984 for the three months ended March 31, 2021, as “Change in fair value of derivatives and gain/loss on extinguishment of liabilities, net” in the Condensed Consolidated Statement of Operations to properly reflect that the value of the embedded derivative had been eliminated.

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

The Series A Preferred Stock may be converted into shares of common stock at the option of the Company if the closing price of the common stock exceeds $232, as adjusted, for twenty consecutive trading days, or by the holder at any time. The Company has the right to redeem the Series A Preferred Stock at a price of $8.00 per share, plus any accrued and unpaid dividends, plus the make-whole amount (if applicable). At March 31, 2021, the preferred shares were not eligible for conversion to common shares at the option of the Company. The holder of the preferred shares may convert to common shares at any time, at no cost, at a ratio of 1 preferred share into 1 common share (subject to standard ratable anti-dilution adjustments). Upon any conversion (whether at the option of the Company or the holder), the holder is entitled to receive any accrued but unpaid dividends.

On October 6, 2016, the Series A Holder entered into an exchange agreement with a private investor. Pursuant to the exchange agreement, beginning December 5, 2016, the investor has the option to exchange, from time to time, all or any portion of the October 2016 Convertible Notes (see Note 10) for outstanding shares of Series A Preferred Stock from the Series A Holder.

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

As of March 31, 2021, there were 48,100 shares of Series A Preferred Stock outstanding and accrued and unpaid dividends of $379,990.

NOTE 13. SERIES 1A PREFERRED STOCK

Series 1A Preferred Stock – Tranche 1 Closing

On September 22, 2020, the Company entered into a securities purchase agreement (“Series 1A SPA”) with Crowdex, for the private placement of up to $5,000,000 of the Company’s newly designated Series 1A Convertible Preferred Stock (“Series 1A Preferred Stock”).

Each share of Series 1A Preferred Stock has an original issue price of $1,000 per share. Shares of the Series 1A Preferred Stock are convertible into common stock at a fixed conversion price equal to $0.0001 per common share (or a fixed conversion ratio of 1 preferred share into 10,000 common shares), subject to standard ratable anti-dilution adjustments.

Outstanding shares of Series 1A Preferred Stock are entitled to vote together with the holders of common stock as a single class (on an as-converted to common stock basis) on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stock holders (or written consent of stockholders in lieu of meeting).

Holders of the Series 1A Preferred Stock are not entitled to any fixed rate of dividends. If the Company pays a dividend or otherwise makes a distribution payable on shares of Common Stock, holders of the Series 1A Preferred Stock will receive such dividend or distribution on an as-converted to common stock basis. There are no specified redemption rights for the Series 1A Preferred Stock. Upon liquidation, dissolution or winding up, holders of Series 1A Preferred Stock will be entitled to be paid out of our assets, prior to the holders of our common stock, an amount equal to $1,000 per share plus any accrued but unpaid dividends (if any) thereon.

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

NOTE 14. STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

At March 31, 2021, the Company had 20 billion shares of common stock, $0.0001 par value, authorized for issuance. Each share of common stock has the right to one vote. As of March 31, 2021, the Company had 18,345,583,473 shares of common stock outstanding. The Company has not declared or paid any dividends related to the common stock through March 31, 2021.

Preferred Stock

At March 31, 2021, the Company had 25,000,000 shares of preferred stock, $0.0001 par value, authorized for issuance. Preferred stock may be issued in classes or series. Designations, powers, preferences, rights, qualifications, limitations and restrictions are determined by the Company’s Board of Directors.

The following table summarizes the designations, shares authorized, and shares outstanding for the Company's Preferred Stock:

Preferred Stock Series Designation	Shares Authorized	Shares Outstanding
Series A	750,000	48,100
Series 1A	5,000	3,800
Series B-1	2,000	—
Series B-2	1,000	—
Series C	1,000	—
Series D	3,000	—
Series D-1	2,500	—
Series E	2,800	—
Series F	7,000	—
Series G	2,000	—
Series H	2,500	—
Series I	1,000	—
Series J	1,350	—
Series J-1	1,000	—
Series K	20,000	—

Series A Preferred Stock

Refer to Note 12 for Series A Preferred Stock activity.

Series 1A Preferred Stock

Refer to Note 13 for Series 1A Preferred Stock activity.

Series B-1, B-2, C, D, D-1, E, F, G, H, I, J, J-1, and K Preferred Stock

There were no transactions involving the Series B-1, B-2, C, D, D-1, E, F, G, H, I, J, J-1, or K during the three months ended March 31, 2021 and 2020.

NOTE 15. EQUITY PLANS AND SHARE-BASED COMPENSATION

Share-Based Compensation: The Company measures share-based compensation cost at the grant date based on the fair value of the award and recognizes this cost as an expense over the grant recipients’ requisite service periods for all awards made to employees, officers, directors and consultants.

The share-based compensation expense recognized in the Consolidated Statements of Operations was as follows:

For the Three Months Ended March 31,
	2021	2020
Research and development	$—	$—
Selling, general and administrative	—	—
Total share-based compensation cost	$—	$—

Stock Options: There was no expense recorded for the three months ended March 31, 2021 and 2020 related to stock option awards. There were no option grants during the three months ended March 31, 2021 or 2020.

As of March 31, 2021, there were no unvested stock options. As of March 31, 2021, 97 shares were vested and 120 shares remained available for future grants under the Option Plan.

The following table summarizes stock option activity within the Stock Option Plan

	Stock Option Shares	Weighted Average Remaining Contractual Life in Years
Outstanding at December 31, 2019	97	5.18
Granted	—
Exercised	—
Canceled	—
Outstanding at December 31, 2020	97	4.43
Granted	—
Exercised	—
Canceled	—
Outstanding and Exercisable at March 31, 2021	97	4.18

Restricted Stock: The Company did not recognize share-based compensation expense related to restricted stock grants for the three months ended March 31, 2021 or for the year ended December 31, 2020. There were no restricted stock grants for the periods ended March 31, 2021 and December 31, 2020.

As of March 31, 2021, there was no unrecognized share-based compensation expense from unvested restricted stock, no shares were expected to vest in the future, and 496 shares remained available for future grants under the Restricted Stock Plan.

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

At March 31, 2021 the total outstanding balance of the PPP Loan was $193,200.

NOTE 17. SUBSEQUENT EVENTS

There were no events subsequent to March 31, 2021 to report as of this filing on May 24, 2021.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes to those financial statements appearing elsewhere in this Form 10-Q and our audited financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on May 13, 2021. This discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance. As a result of many factors, our actual results may differ materially from those anticipated in these forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. You should carefully read the “Risk Factors” section of this Quarterly Report and of our Annual Report on Form 10-K for the year ended December 31, 2020 to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitles “Forward-Looking Statements.”

Overview

We are a company formed to commercialize flexible PV modules using our proprietary technology. For the three months ended March 31, 2021, we generated $165,158 of revenue. Product sales accounted for 100% of total revenue. As of March 31, 2021, we had an accumulated deficit of $419,936,401.

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

In March 2018, Ascent successfully shipped to a European based customer for a lighter-than-air, helium-filled airship project based on our newly developed ultra-light modules with substrate material than half of the thickness of our standard modules. In 2019, Ascent completed a repeat order from the same customer who had since established its airship development operation in the US. In 2020, Ascent received a third and enlarged order from the same customer and completed the order subsequent to this reporting period in May 2021.

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

Commercialization and Manufacturing Strategy

We manufacture our products by affixing a thin CIGS layer to a flexible, plastic substrate using a large format, roll-to-roll process that permits us to fabricate our flexible PV modules in an integrated sequential operation. We use proprietary monolithic integration techniques which enable us to form complete PV modules with little to no costly backend assembly of inter cell connections. Traditional PV manufacturers assemble PV modules by bonding or soldering discrete PV cells together. This manufacturing step typically increases manufacturing costs and at times proves detrimental to the overall yield and reliability of the finished product. By reducing or eliminating this added step using our proprietary monolithic integration techniques, we believe we can achieve cost savings in, and increase the reliability of, our PV modules. All tooling necessary for us to meet our near-term production requirements is installed in our Thornton, Colorado plant. In 2012, we further revised our strategy to focus on applications for emerging and high-value specialty PV markets, including off grid, aerospace, military and defense and consumer-oriented products.

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

Basis of Presentation: The accompanying condensed consolidated financial statements (unaudited) have been derived from the accounting records of Ascent Solar Technologies, Inc. and Ascent Solar (Asia) Pte. Ltd. (collectively, "the Company") as of March 31, 2021 and December 31, 2020, and the results of operations for the three months ended March 31, 2021 and 2020. Ascent Solar (Asia) Pte. Ltd. is wholly owned by Ascent Solar Technologies, Inc. All significant inter-company balances and transactions have been eliminated in the accompanying consolidated financial statements.

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

The Company’s significant accounting policies were described in Note 3 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes to our accounting policies as of March 31, 2021.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

Revenues. Our revenues were $165,158 for the three months ended March 31, 2021 compared to $4,090 for the three months ended March 31, 2020, an increase of $161,068, due primarily to increased operations in the current period. The Company was in a dormant status for the 2020 three months period, as the focus in 2020 was to recapitalize and restructure the Company’s balance sheet.

Cost of revenues. Our cost of revenues for the three months ended March 31, 2021 was $72,782 compared to $72,706 for the three months ended March 31, 2020, a negligible increase of $76 despite a sharp increase in net revenue for the period. Cost of revenues for the three months ended March 31, 2021 is comprised primarily of direct labor and overhead. Management believes our factory is currently significantly under-utilized, and a substantial increase in revenue would result in marginal increases to direct labor and overhead included in the cost of revenues. As such management’s focus going forward is to improve gross margin through increased sales and improved utilization of our factory. We are currently pursuing high-value PV markets.

Research, development and manufacturing operations. Research, development and manufacturing operations costs were $728,036 for the three months ended March 31, 2021, compared to $159,464 for the three months ended March 31, 2020, an increase of $568,572. The increase in costs is due primarily to an increased level of operations in the current period as compared to the Company’s dormant status in the 2020 three months period. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. Research, development and manufacturing operations costs also include costs related to technology development.

Selling, general and administrative. Selling, general and administrative expenses were $561,709 for the three months ended March 31, 2021, compared to $69,522 for the three months ended March 31, 2020, an increase of $492,187. The increase in costs is due primarily to an increased level of operations in the current period as compared to the Company’s dormant status in the 2020 three months period.

Other Income/Expense, net. Other net income was $3,056,625 for the three months ended March 31, 2021, compared to other net income of $6,746,058 for the three months ended March 31, 2020, a decrease of $3,689,433. The decrease is due primarily to the change in fair value of derivative liabilities.

Net Income. Our net income was $1,846,384 for the three months ended March 31, 2021, compared to a Net Income of $6,392,193 for the three months ended March 31, 2020, a decrease of $4,545,809. The decrease is due primarily to the change in fair value of the derivative liabilities.

The decrease of $4,545,809 in net income for the three months ended March 31, 2021 can be summarized in variances in significant account activity as follows:

Increase (Decrease) in Net Income For the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020
Revenues	161,068
Cost of Revenue	(76)
Research, development and manufacturing operations	(568,572)
Selling, general and administrative expenses	(492,187)
Depreciation and Amortization Expense	43,391
Other Income / Expense
Other income	(258,800)
Interest Expense	668,613
Non-Cash Change in Fair Value of Derivatives and Gain/Loss on Extinguishment of Liabilities, net	(4,099,246)
Decrease in Net Income	(4,545,809)

Liquidity and Capital Resources

The Company has continued limited PV production at its manufacturing facility. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented its product strategy. During the three months ended March 31, 2021 the Company used $2,026,942 in cash for operations.

Additional projected product revenues are not anticipated to result in a positive cash flow position for the year overall and, as of March 31, 2021, the Company has working capital of $1,108,298. As such, cash liquidity would not be sufficient for the next twelve months and will require additional financing.

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

As a result of the Company’s recurring losses from operations, and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises doubt as to the Company’s ability to continue as a going concern.

Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Statements of Cash Flows Comparison of the Three Months Ended March 31, 2021 and 2020

For the three months ended March 31, 2021, our cash used in operations was $2,026,942 compared to $249,443 for the three months ended March 31, 2020, an increase of $1,777,499. The increase is primarily the result of scaling up operations during the current period and the Company’s dormant status in the 2020 three months period. For the three months ended March 31, 2021, cash provided by investing activities was $17,648 compared to cash provided by investing activities of $254,443 for the three months ended March 31, 2020. This change was primarily the result of a decrease in proceeds from the sale of assets. During the three months ended March 31, 2021, negative operating cash flows of $2,026,942 were funded through $5,500,000 in proceeds from issuances of preferred and common stock.

Off Balance Sheet Transactions

As of March 31, 2021, we did not have any off balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Smaller Reporting Company Status

We are a “smaller reporting company” meaning that the market value of our stock held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. As a smaller reporting company, we may rely on exemptions from certain disclosure requirement that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

We hold no significant funds and have no future obligations denominated in foreign currencies as of March 31, 2021.

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

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our cash equivalents and investment portfolio. As of March 31, 2021, our cash equivalents consisted only of operating accounts held with financial institutions. From time to time, we may hold restricted funds, money market funds, investments in U.S. government securities and high quality corporate securities. The primary objective of our investment activities is to preserve principal and provide liquidity on demand, while at the same time maximizing the income we receive from our investments without significantly increasing risk. The direct risk to us associated with fluctuating interest rates is limited to our investment portfolio, and we do not believe a change in interest rates will have a significant impact on our financial position, results of operations, or cash flows.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Our management conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of March 31, 2021. Based on this evaluation, our management concluded the design and operation of our disclosure controls and procedures were not effective as of March 31, 2021.

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

Under the supervision of the Audit Committee of the Board of Directors and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded our internal controls over financial reporting were not effective as of March 31, 2021. Our management reviewed the results of its assessment with the Audit Committee.

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

Material Weakness

Based on our assessment and the criteria used, management concluded that our internal control over financial reporting as of March 31, 2021 was not effective due to the material weaknesses described as follows:

•

The Company was previously understaffed and did not have sufficiently trained resources with the technical expertise to ensure that all company transactions were accounted for in accordance with GAAP. This deficiency arose primarily from staff turnover and the inability of the Company to devote sufficient replacement resources in a timely manner, as a result of the Company's financial situation

As a consequence, the Company did not have effective process level control activities over the following:

•

Accounting for the Company's inventory and cost of revenue was lacking for the preparation of the March 31, 2021 financial statements. Miscalculations in these areas could impact the Company's current assets, revenues, operating results, and cash flows.

•

Accounting for the Company’s debt and equity securities was lacking for preparation of the March 31, 2021 financial statements. Miscalculations in this area could impact the Company’s liability, equity, and other expenses.

The control deficiencies described above created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis.

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

The Company’s financial challenges faced in 2020 subsided as cash flow improved during the three months ended March 31, 2021, the Company received funding during the second half of 2020 and first quarter of 2021 and began to bring the Company back into operating status. The Company executed, or is in the process of executing, the following steps to remediate the aforementioned material weaknesses in its internal control over financial reporting:

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

Changes in Internal Control Over Financial Reporting

Except for the identification and mitigation of the material weaknesses noted above, there were no other changes in internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors disclosed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to our risk factors from those included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not required.

Use of Proceeds

Not required.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended March 31, 2021.

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

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form SB-2/A filed on June 6, 2006 (Reg. No. 333-131216))

4.2	Certificate of Designations of Series A Preferred Stock (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-3 filed July 1, 2013 (Reg. No. 333-189739))

4.3	Description of Securities (incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-k filed May 13, 2021)

10.1	Tranche 2 Series 1A Securities Purchase Agreement dated January 4, 2021 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed January 6, 2021)

10.2	Common Stock Purchase Agreement dated March 4, 2021 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 10, 2021)

10.3	Settlement Agreement dated March 9, 2021 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed March 10, 2021)

31.1*	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

ASCENT SOLAR TECHNOLOGIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of May, 2021.

ASCENT SOLAR TECHNOLOGIES, INC.

May 24, 2021	By:	/s/ VICTOR LEE
Lee Kong Hian (aka Victor Lee) President and Chief Executive Officer (Principal Executive Officer)

May 24, 2021	By:	/s/ MICHAEL J. GILBRETH
Michael J. Gilbreth Chief Financial Officer (Principal Financial and Accounting Officer)