Form 10-Q
period 2021-06-30
Ascent Solar Technologies, Inc.
filed 2021-08-09
CIK 1350102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of August 6, 2021, there were 18,945,583,471 shares of our common stock issued and outstanding.

ASCENT SOLAR TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2021

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

References to “we,” “us,” “our,” “Ascent,” “Ascent Solar” or the “Company” in this Quarterly Report mean Ascent Solar Technologies, Inc.

ASCENT SOLAR TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$1,357,633	$167,725
Trade receivables, net of allowance of $26,000 and $45,833, respectively	-	5,539
Inventories, net	589,460	534,431
Prepaid and other current assets	504,552	71,575
Total current assets	2,451,645	779,270
Property, Plant and Equipment:	24,981,562	24,867,176
Accumulated depreciation	(24,853,856)	(24,848,408)
	127,706	18,768
Other Assets:
Operating lease right-of-use assets, net	5,314,195	5,633,663
Patents, net of accumulated amortization of $486,590 and $467,102, respectively	402,700	439,836
Other non-current assets	625,000	500,000
Total Assets	$8,921,246	$7,371,537
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$661,114	$736,986
Related party payables	48,571	135,834
Accrued expenses	756,239	1,518,212
Accrued interest	462,972	438,063
Notes payable	250,000	250,000
Current portion of operating lease liability	610,451	575,404
Promissory notes, net	193,200	193,200
Convertible notes, net	250,000	-
Embedded derivative liability	-	5,303,984
Total current liabilities	3,232,547	9,151,683
Long-Term Liabilities:
Non-current operating lease liabilities	4,861,502	5,179,229
Non-current secured promissory notes, net	-	5,405,637
Non-current convertible notes, net	7,858,651	7,813,048
Accrued warranty liability	21,225	14,143
Total liabilities	15,973,925	27,563,740
Stockholders’ Deficit:
Series A preferred stock, $.0001 par value; 750,000 shares authorized; 48,100 and 48,100 shares issued and outstanding, respectively ($776,949 and $752,765 Liquidation Preference, respectively)	5	5
Common stock, $0.0001 par value, 20,000,000,000 authorized; 18,345,583,473 and 18,102,583,473 shares issued and outstanding, respectively	1,834,558	1,810,258
Additional paid in capital	412,742,098	399,780,319
Accumulated deficit	(421,629,340)	(421,782,785)
Total stockholders’ deficit	(7,052,679)	(20,192,203)
Total Liabilities and Stockholders’ Deficit	$8,921,246	$7,371,537

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Products	$380,488	$50,062	$545,646	$54,152
Total Revenues	380,488	50,062	545,646	54,152
Costs and Expenses
Costs of revenue	423,861	22,923	496,643	95,628
Research, development and manufacturing operations	901,850	176,067	1,629,886	335,532
Selling, general and administrative	800,416	119,870	1,362,126	189,393
Depreciation and amortization	12,064	55,389	24,936	111,651
Total Costs and Expenses	2,138,191	374,249	3,513,591	732,204
Loss from Operations	(1,757,703)	(324,187)	(2,967,945)	(678,052)
Other Income/(Expense)
Other income/(expense), net	-	-	800	259,600
Interest expense	(169,472)	(1,032,774)	(731,550)	(2,263,466)
Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net	234,236	-	3,852,140	7,717,150
Total Other Income/(Expense)	64,764	(1,032,774)	3,121,390	5,713,284
Net Income/(Loss)	$(1,692,939)	$(1,356,961)	$153,445	$5,035,232
Net Income/(Loss) Per Share (Basic)	$(0.00)	$(0.00)	$0.00	$0.00
Net Income/(Loss) Per Share (Diluted)	$(0.00)	$(0.00)	$0.00	$0.00
Weighted Average Common Shares Outstanding (Basic)	18,345,583,473	5,168,303,334	18,258,466,806	4,963,732,492
Weighted Average Common Shares Outstanding (Diluted)	18,345,583,473	5,168,303,334	163,341,800,140	65,019,562,492

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

For the Three and Six Months Ended June 30, 2021

	Series A Preferred Stock		Series 1A Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2020	48,100	$5	1,300	$-	18,102,583,473	$1,810,258	$399,780,319	$(421,782,785)	$(20,192,203)
Proceeds from issuance of Series 1A Preferred Stock	-	-	2,500	-	-	-	2,500,000	-	2,500,000
Proceeds from issuance of Common Stock	-	-	-	-	75,000,000	7,500	2,992,500	-	3,000,000
Conversion of Global Ichiban Note into Common Shares	-	-	-	-	168,000,000	16,800	5,783,200	-	5,800,000
Relieved on Conversion of Derivative Liability	-	-	-	-	-	-	1,686,079	-	1,686,079
Net Income	-	-	-	-	-	-	-	1,846,384	1,846,384
Balance at March 31, 2021	48,100	5	3,800	-	18,345,583,473	1,834,558	412,742,098	(419,936,401)	(5,359,740)
Net Loss	-	-	-	-	-	-	-	(1,692,939)	(1,692,939)
Balance at June 30, 2021	48,100	$5	3,800	$-	18,345,583,473	$1,834,558	$412,742,098	$(421,629,340)	$(7,052,679)

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

For the Three and Six Months Ended June 30, 2020

	Series A Preferred Stock		Series 1A Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2019	48,100	$5	-	$-	4,759,161,650	$475,917	$397,817,526	$(423,400,229)	$(25,106,781)
Net Income	-	-	-	-	-	-	-	6,392,193	6,392,193
Balance at March 31, 2020	48,100	5	-	-	4,759,161,650	475,917	397,817,526	(417,008,036)	(18,714,588)
Interest and Dividend Expense paid with Common Stock	-	-	-	-	21,328,800	2,132	-	-	2,132
Conversion of Bellridge Note into Common Shares	-	-	-	-	450,000,000	45,000	-	-	45,000
Net Loss	-	-	-	-	-	-	-	(1,356,961)	(1,356,961)
Balance at June 30, 2020	48,100	$5	-	$-	5,230,490,450	$523,049	$397,817,526	$(418,364,997)	$(20,024,417)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	June 30,
	2021	2020
Operating Activities:
Net income/(loss)	$153,445	$5,035,232
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	24,936	111,651
Operating lease asset amortization	319,468	—
Realized (gain) on sale and foreclosure of assets	—	(254,600)
Amortization of deferred financing costs	—	2,692
Non-cash interest expense	—	315,974
Amortization of debt discount	689,965	1,266,120
Bad debt expense	—	(141)
Warranty reserve	7,082	(7,596)
Gain on extinguishment of liabilities, net	(3,852,140)	(7,717,150)
Changes in operating assets and liabilities:
Accounts receivable	5,539	141
Inventories	(55,029)	23,843
Prepaid expenses and other current assets	(557,977)	3,583
Accounts payable	(73,672)	(319,337)
Related party payable	(87,263)	—
Operating lease liabilities	(282,680)
Accrued interest	24,909	495,908
Accrued expenses	(529,937)	665,909
Net cash (used in) operating activities	(4,213,354)	(377,771)
Investing Activities:
Proceeds on sale of assets	—	254,600
Payments on purchase of assets	(114,386)	—
Patent activity costs	17,648	(156)
Net cash (used in) provided by investing activities	(96,738)	254,444
Financing Activities:
Repayment of debt	—	(5,000)
Proceeds from issuance of debt	—	443,200
Proceeds from issuance of stock	5,500,000	—
Net cash provided by financing activities	5,500,000	438,200
Net change in cash and cash equivalents	1,189,908	314,873
Cash and cash equivalents at beginning of period	167,725	—
Cash and cash equivalents at end of period	$1,357,633	$314,873
Non-Cash Transactions:
Non-cash conversions of preferred stock and convertible notes to equity	$5,800,000	$47,133

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

NOTE 2. BASIS OF PRESENTATION

The accompanying, unaudited, condensed consolidated financial statements have been derived from the accounting records of Ascent Solar Technologies, Inc. and Ascent Solar (Asia) Pte. Ltd. (collectively, the “Company") as of June 30, 2021 and December 31, 2020, and the results of operations for the three and six months ended June 30, 2021 and 2020. Ascent Solar (Asia) Pte. Ltd. is wholly owned by Ascent Solar Technologies, Inc. All significant inter-company balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were described in Note 3 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes to our accounting policies as of June 30, 2021.

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

Paycheck Protection Program Loan: The Company has elected to account for the forgivable loan received under the Paycheck Protection Program (“PPP”) provisions of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act as a debt instrument and to accrue interest on the outstanding loan balance. Additional interest at a market rate (due to the stated interest rate of the PPP loan being below market) is not imputed, as the transactions where interest rates prescribed by governmental agencies are excluded from the scope of accounting guidance on imputing interest. The proceeds from the loan will remain recorded as a liability until either (1) the loan is, in part or wholly, forgiven and the Company has been legally released or (2) the Company repays the loan to the lender.

Refer to Note 15 for further discussion.

Earnings per Share: Earnings per share (“EPS”) are the amount of earnings attributable to each share of common stock. Basic EPS has been computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Income available to common stockholders has been computed by deducting dividends accumulated for the period on cumulative preferred stock (whether or not earned) from net income. Diluted earnings per share has been computed by dividing net income adjusted on an if-converted basis for the period by the weighted average number of common shares and potentially dilutive common share outstanding (which consist of options and convertible securities using the treasury stock method or the if-converted method, as applicable, to the extent they are dilutive).

Net income (loss) for purposes of computing diluted EPS was $456,486 and $2,353,444 for the six-month period ended June 30, 2021 and 2020, respectively. There were approximately 145 billion and approximately 60 billion dilutive common shares for the six months ended June 30, 2021, and 2020, respectively.

Recently Adopted or to be Adopted Accounting Policies

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity s Own Equity. ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current U.S. GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective for public companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Management has not yet evaluated the impact that the adoption of ASU 2020-06 will have on the Company’s condensed consolidated financial statement presentation or disclosures.

Other new pronouncements issued but not effective as of June 30, 2021 are not expected to have a material impact on the Company’s condensed consolidated financial statements.

NOTE 4. LIQUIDITY, CONTINUED OPERATIONS, AND GOING CONCERN

During the six months ended June 30, 2021 and the year ended December 31, 2020, the Company entered into multiple financing agreements to fund operations. Further discussion of these transactions can be found in Notes 9, 10, 11 and 14 of the financial statements presented as of, and for, the six months ended June 30, 2021, and in Notes 8, 9, 10, 11, 12, 15 and 22 of the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

The Company has continued limited PV production at its manufacturing facility. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented its product strategy. During the six months ended June 30, 2021 the Company used $4,213,354 in cash for operations.

Additional projected product revenues are not anticipated to result in a positive cash flow position for the next twelve months overall and, as of June 30, 2021, the Company has a deficit in working capital of $780,902. As such, cash liquidity is not sufficient for the next twelve months and will require additional financing.

As a result of the Company’s recurring losses from operations and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises doubt as to the Company’s ability to continue as a going concern. The Company scaled down its operations in 2019 and 2020, due to cash flow issues, and does not expect to ramp up significantly until sufficient financing is obtained.

Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

The following table summarizes property, plant and equipment as of June 30, 2021 and December 31, 2020:

	As of June 30,	As of December 31,
	2021	2020
Furniture, fixtures, computer hardware and computer software	$527,862	$489,421
Manufacturing machinery and equipment	24,453,700	24,377,755
Depreciable property, plant and equipment	24,981,562	24,867,176
Less: Accumulated depreciation and amortization	(24,853,856)	(24,848,408)
Net property, plant and equipment	$127,706	$18,768

The Company analyzes its long-lived assets for impairment, both individually and as a group, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

Depreciation expense for the three months ended June 30, 2021 and 2020 was $2,724 and $43,849, respectively. Depreciation expense for the six months ended June 30, 2021 and 2020 was $5,448 and $87,698, respectively. Depreciation expense is recorded under “Depreciation and amortization expense” in the unaudited Condensed Consolidated Statements of Operations.

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

At June 30, 2021, the Company recorded an operating lease asset and liability totaling $5,314,195 and $5,471,953, respectively. During the three and six months ended June 30, 2021, the Company recorded operating lease costs included in Selling, general, and administrative expense on the condensed consolidated Statement of Operations totaling $258,392 and $516,785, respectively.

Future maturities of the operating lease liability are as follows:

Remainder of 2021	$480,000
2022	988,800
2023	1,018,464
2024	1,049,018
2025	1,080,488
Thereafter	2,259,194
Total lease payments	6,875,964
Less amounts representing interest	(1,404,011)
Present value of lease liability	$5,471,953

The remaining lease term and discount rate of the operating lease is 78.5 months and 7.0%, respectively.

NOTE 6. INVENTORIES

Inventories, net of reserves, consisted of the following at June 30, 2021 and December 31, 2020:

	As of June 30,	As of December 31,
	2021	2020
Raw materials	$589,343	$525,626
Work in process	100	-
Finished goods	17	8,805
Total	$589,460	$534,431

NOTE 7. NOTES PAYABLE

On June 30, 2017, the Company entered into an agreement with a vendor (“Vendor”) to convert the balance of their account into a note payable in the amount of $250,000. The note bears interest of 5% per annum and matured on February 28, 2018. As of June 30, 2021, the Company had not made any payments on this note, the accrued interest was $50,034, and the note is due upon demand. To the best of our knowledge, Vendor had not made any attempts to recover any amount owing to them since 2019.

NOTE 8. SECURED PROMISSORY NOTES

Global Ichiban Secured Promissory Notes

Prior to 2021, the Company had issued a secured convertible promissory note to Global Ichiban Limited (“Global”) that had a remaining principal balance of $5,800,000, and no accrued interest, as of January 1, 2021.

The note was to mature on September 30, 2022. Principal, if not converted, was to be payable in a lump sum on September 30, 2022. The note did not bear any interest. Customary default provisions applied. The note was secured by a lien on substantially all of the Company’s assets pursuant to the Security Agreement dated November 30, 2017 (the “Security Agreement”) entered into between the Company and Global.

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

NOTE 9. PROMISSORY NOTES

SBA PPP

On April 17, 2020, the Company obtained a PPP Loan from Vectra Bank Colorado (“Vectra”) in the aggregate amount of $193,200, which was established under the CARES Act, as administered by the Small Business Association (“SBA”). Under the terms of the CARES Act and the PPP, all or a portion of the principal amount of the PPP Loan is subject to forgiveness so long as, over the 24-week period following the Company’s receipt of the proceeds of the PPP Loan, the Company uses those proceeds for payroll costs, rent, utility costs or the maintenance of employee and compensation levels. The PPP Loan is unsecured, guaranteed by the SBA, and has a two-year term, maturing on April 17, 2022. Interest accrues on the loan beginning with the initial disbursement; however, payments of principal and interest are deferred until Vectra’s determination of the amount of forgiveness applied for by the Company is approved by the SBA. If the Company does not apply for forgiveness within 10 months after the last day of the covered period (defined, at the Company’s election as 24 weeks), such payments will be due that month. See Note 15. Paycheck Protection Program Loan for further information on the SBA PPP note.

NOTE 10. CONVERTIBLE NOTES

The following table provides a summary of the activity of the Company's unsecured, convertible, promissory notes:

	Principal Balance 12/31/2020	Less: Discount Balance	Net Principal Balance 12/31/2020	Principal Balance 6/30/2021	Less: Discount Balance	Net Principal Balance 6/30/2021
BD 1 Notes (related party)	$10,500,000	$(2,936,952)	$7,563,048	$10,500,000	$(2,641,349)	$7,858,651
Crowdex Note (related party)	250,000	—	250,000	250,000	—	250,000
	$10,750,000	$(2,936,952)	$7,813,048	$10,750,000	$(2,641,349)	$8,108,651

Penumbra/Crowdex Convertible Note

As of January 1, 2021, Crowdex Investment, LLC (“Crowdex”) held a convertible promissory note with an aggregate principal balance of $250,000.

The aggregate principal amount (together with accrued interest) was scheduled to mature on June 9, 2021; however, the Company and Crowdex agreed to extend maturity by one year to June 9, 2022. The note bears interest at a rate of 6% per annum. The interest rate increases to 18% in the event of default. The note is convertible, at the holder’s option, into shares of the Company’s Common Stock at a conversion price equal to $0.0001 per share.

At June 30, 2021, the note had a principal balance of $250,000 and an accrued interest balance of $15,863.

BD 1 Convertible Note

During September 2020, a number of the Company’s investors entered into assignment agreements to sell their existing debt to BD 1 Investment Holding, LLC (“BD 1”) resulting in BD 1 acquiring outstanding promissory notes with principal and accrued interest balances of approximately $6.3 million and $1.3 million, respectively.

On December 18, 2020, the Company entered into a securities exchange agreement (“BD1 Exchange Agreement”) with BD 1. Pursuant to the terms of the BD1 Exchange Agreement, BD 1 agreed to surrender and exchange all of its outstanding promissory notes with principal and accrued interest balances of approximately $6.3 million and $1.3 million, respectively. Default penalties related to the notes of approximately $2.9 million were not designated. In exchange, the Company issued to BD 1 two unsecured convertible notes with an aggregate principal amount of $10,500,000 (“BD1 Exchange Notes”), and recorded an original issue discount of approximately $3.0 million, which will be recognized as interest expense, ratably, over the life of the note. The BD1 Exchange Notes do not bear any interest, and will mature on December 18, 2025. BD 1 has the right, at any time until the BD1 Exchange Notes are fully paid, to convert any outstanding and unpaid principal into shares of Common Stock at a fixed conversion price equal to $0.0001 per share. Accordingly, the Company would issue 105,000,000,000 shares of Common Stock upon a full conversion of the BD 1 Exchange Notes. BD 1 has agreed not to effect any conversion of the Notes without the prior consent of the Company unless and until the Company has created additional authorized and issued common shares sufficient to convert all of the Notes in full.

NOTE 11. DERIVATIVE LIABILITIES

The following table is a summary of the derivative liability activity for the six months ended June 30, 2021:

Derivative Liability Balance as of December 31, 2020	$5,303,984
Liability extinguished	(5,303,984)
Derivative Liability Balance as of June 30, 2021	$—

Convertible Notes Assigned to BD 1

The convertible notes that were assigned to BD 1 in September 2020, further described above in Note 10, were exchanged for new notes on December 18, 2020, as part of the Company’s recapitalization and restructuring effort which began in June 2020. Prior to the exchange, pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion options in the notes were deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. The fair value measurements rely primarily on Company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with the notes approximates management’s estimate of the fair value of the embedded derivative liability based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions identified below.

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

The Series A Preferred Stock may be converted into shares of common stock at the option of the Company if the closing price of the common stock exceeds $232, as adjusted, for twenty consecutive trading days, or by the holder at any time. The Company has the right to redeem the Series A Preferred Stock at a price of $8.00 per share, plus any accrued and unpaid dividends, plus the make-whole amount (if applicable). At June 30, 2021, the preferred shares were not eligible for conversion to common shares at the option of the Company. The holder of the preferred shares may convert to common shares at any time, at no cost, at a ratio of 1 preferred share into 1 common share (subject to standard ratable anti-dilution adjustments). Upon any conversion (whether at the option of the Company or the holder), the holder is entitled to receive any accrued but unpaid dividends.

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

As of June 30, 2021, there were 48,100 shares of Series A Preferred Stock outstanding and accrued and unpaid dividends of $392,149.

NOTE 13. SERIES 1A PREFERRED STOCK

Series 1A Preferred Stock – Tranche 1 Closing

On September 22, 2020, the Company entered into a securities purchase agreement (“Series 1A SPA”) with Crowdex, for the private placement of up to $5,000,000 of the Company’s newly designated Series 1A Convertible Preferred Stock (“Series 1A Preferred Stock”).

Each share of Series 1A Preferred Stock has an original issue price of $1,000 per share. Shares of the Series 1A Preferred Stock are convertible into common stock at a fixed conversion price equal to $0.0001 per common share, subject to standard ratable anti-dilution adjustments.

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

NOTE 14. STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

At June 30, 2021, the Company had 20 billion shares of common stock, $0.0001 par value, authorized for issuance. Each share of common stock has the right to one vote. As of June 30, 2021, the Company had 18,345,583,473 shares of common stock outstanding. The Company has not declared or paid any dividends related to the common stock through June 30, 2021.

Preferred Stock

At June 30, 2021, the Company had 25,000,000 shares of preferred stock, $0.0001 par value, authorized for issuance. Preferred stock may be issued in classes or series. Designations, powers, preferences, rights, qualifications, limitations and restrictions are determined by the Company’s Board of Directors.

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

Refer to Note 12 for Series A Preferred Stock activity.

Series 1A Preferred Stock

Refer to Note 13 for Series 1A Preferred Stock activity.

Series B-1, B-2, C, D, D-1, E, F, G, H, I, J, J-1, and K Preferred Stock

There were no transactions involving the Series B-1, B-2, C, D, D-1, E, F, G, H, I, J, J-1, or K during the three and six months ended June 30, 2021 and 2020.

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

The Company has applied for forgiveness of the PPP Loan in the third quarter of 2021 and is awaiting determination.

The PPP Loan is subject to any new guidance and new requirements released by the Department of the Treasury.

At June 30, 2021 the total outstanding balance of the PPP Loan was $193,200.

NOTE 16. SUBSEQUENT EVENTS

Series 1A Preferred Stock Conversion

On July 15, 2021, TubeSolar converted 60 outstanding shares of Series 1A Preferred Stock into 600,000,000 shares of Common Stock.

Common Stock Purchase Agreement

On August 2, 2021, the Company entered into a common stock purchase agreement (“Common Stock SPA”) with BD 1 for the placement of 666,666,672 shares of the Company’s Common Stock at a fixed price of $0.015 per share. The first tranche of 333,333,336 shares will close on or before August 31, 2021 and the second tranche of 333,333,336 shares will close on or before October 31, 2021 (if the Company has authorized but unissued Common Stock sufficient to issue all of the second tranche shares) or within five business days after the effective date of when the Company has sufficient unissued Common Stock.

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

Overview

We are a company formed to commercialize flexible PV modules using our proprietary technology. For the three and six months ended June 30, 2021, we generated $380,488 and $545,646 of revenue from product sales, respectively. As of June 30, 2021, we had an accumulated deficit of $421,629,340.

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

In March 2018, Ascent successfully shipped to a European based customer for a lighter-than-air, helium-filled airship project based on our newly developed ultra-light modules with substrate material than half of the thickness of our standard modules. In 2019, Ascent completed a repeat order from the same customer who had since established its airship development operation in the US. In 2020, Ascent received a third and enlarged order from the same customer and completed the order in May 2021.

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

Commercialization and Manufacturing Strategy

We manufacture our products by affixing a thin CIGS layer to a flexible, plastic substrate using a large format, roll-to-roll process that permits us to fabricate our flexible PV modules in an integrated sequential operation. We use proprietary monolithic integration techniques which enable us to form complete PV modules with little to no back-end assembly cost of inter- cell connections. Traditional PV manufacturers assemble PV modules by bonding or soldering discrete PV cells together. This manufacturing step typically increases manufacturing costs and at times proves detrimental to the overall yield and reliability of the finished product. By reducing or eliminating this added step using our proprietary monolithic integration techniques, we believe we can achieve cost savings in, and increase the reliability of, our PV modules. All tooling necessary for us to meet our near-term production requirements is installed in our Thornton, Colorado plant. In 2012, we further revised our strategy to focus on applications for emerging and high-value specialty PV markets, including off grid, aerospace, military and defense and consumer-oriented products.

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

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been derived from the accounting records of Ascent Solar Technologies, Inc. and Ascent Solar (Asia) Pte. Ltd. (collectively, the “Company") as of June 30, 2021 and December 31, 2020, and the results of operations for the three and six months ended June 30, 2021 and 2020. Ascent Solar (Asia) Pte. Ltd. is wholly owned by Ascent Solar Technologies, Inc. All significant inter-company balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.

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

The Company’s significant accounting policies were described in Note 3 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes to our accounting policies as of June 30, 2021.

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

Revenues. Our revenues were $380,488 for the three months ended June 30, 2021 compared to $50,062 for the three months ended June 30, 2020, an increase of $330,426, due primarily to increased operations in the current period. The Company was in a dormant status for the 2020 three-month period, as the focus in 2020 was to recapitalize and restructure the Company’s balance sheet.

Cost of revenues. Our Cost of revenues for the three months ended June 30, 2021 was $423,861 compared to $22,923 for the three months ended June 30, 2020, an increase of $400,938. The increase in cost of revenues is mainly due to the increase in materials and labor costs as a result of an increase in production for the three months ended June 30, 2021 compared to 2020. Cost of revenues for the three months ended June 30, 2021 is comprised primarily of direct labor and overhead. Management believes our factory is currently significantly under-utilized, and a substantial increase in revenue would result in marginal increases to Direct Labor and Overhead included in the Cost of revenues. As such management’s focus going forward is to improve gross margin through increased sales and improved utilization of our factory. We are currently pursuing high-value PV markets.

Research, development and manufacturing operations. Research, development and manufacturing operations costs were $901,850 for the three months ended June 30, 2021, compared to $176,067 for the three months ended June 30, 2020, an increase of $725,783. The increase in costs is due primarily to an increased level of operations in the current period as compared to the Company’s dormant status in the 2020 three-month period. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. Research, development and manufacturing operations costs also include costs related to technology development and governmental contracts.

Selling, general and administrative. Selling, general and administrative expenses were $800,416 for the three months ended June 30, 2021, compared to $119,870 for the three months ended June 30, 2020, an increase of $680,546. The increase in costs is due primarily to an increased level of operations in the current period as compared to the Company’s dormant status in the 2020 three-month period.

Other Income/Expense. Other income was $64,764 for the three months ended June 30, 2021, compared to other expense of $1,032,774 for the three months ended June 30, 2020, an improvement of $1,097,538. The improvement is due primarily to reduced debt service.

Net Loss. Our Net Loss was $1,692,939 for the three months ended June 30, 2021, compared to a Net Loss of $1,356,961 for the three months ended June 30, 2020. The increase of $335,978 is primarily a result of the items mentioned above.

The increase of $335,978 in Net Loss for the three months ended June 30, 2021 can be summarized in variances in significant account activity as follows:

Decrease (Increase) to Net Loss For the Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020
Revenues	330,426
Cost of Revenue	(400,938)
Research, development and manufacturing operations	(725,783)
Selling, general and administrative expenses	(680,546)
Depreciation and Amortization Expense	43,325
Other Income / Expense
Other income/(expense), net	—
Interest Expense	863,302
Non-Cash Change in Fair Value of Derivatives and Gain/Loss on Extinguishment of Liabilities, net	234,236
Decrease (Increase) to Net Loss	(335,978)

Comparison of the Six Months Ended June 30, 2021 and 2020

Revenues. Our revenues were $545,646 for the six months ended June 30, 2021 compared to $54,152 for the six months ended June 30, 2020, an increase of $491,494, due primarily to increased operations in the current period. The Company was in a dormant status for the 2020 six-month period, as the focus in 2020 was to recapitalize and restructure the Company’s balance sheet.

Cost of revenues. Our Cost of revenues for the six months ended June 30, 2021 was $496,643 compared to $95,628 for the six months ended June 30, 2020, an increase of $401,015. The increase in cost of revenues is mainly due to the increase in materials and labor costs as a result of an increase in production for the six months ended June 30, 2021 compared to 2020. Cost of revenues for the six months ended June 30, 2021 is comprised primarily of direct labor and overhead. Management believes our factory is currently significantly under-utilized, and a substantial increase in revenue would result in marginal increases to Direct Labor and Overhead included in the Cost of revenues. As such management’s focus going forward is to improve gross margin through increased sales and improved utilization of our factory. We are currently pursuing high-value PV markets.

Research, development and manufacturing operations. Research, development and manufacturing operations costs were $1,629,886 for the six months ended June 30, 2021, compared to $335,532 for the six months ended June 30, 2020, an increase of $1,294,354. The increase in costs is due primarily to increased operations in the current period as compared to the Company’s dormant status in the 2020 six-month period. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. Research, development and manufacturing operations costs also include costs related to technology development and governmental contracts.

Selling, general and administrative. Selling, general and administrative expenses were $1,362,126 for the six months ended June 30, 2021, compared to $189,393 for the six months ended June 30, 2020, an increase of $1,172,733. The increase in costs is due primarily to an increased level of operations in the current period as compared to the Company’s dormant status in the 2020 six-month period.

Other Income/Expense. Other income was $3,121,390 for the six months ended June 30, 2021, compared to other income of $5,713,284 for the six months ended June 30, 2020, a decrease of $2,591,894. The decrease is due primarily to the change in fair value of derivative liabilities.

Net Income. Our Net Income was $153,445 for the six months ended June 30, 2021, compared to a Net Income of $5,035,232 for the six months ended June 30, 2020, a decrease of $4,881,787. The decrease is due primarily to the change in fair value of the derivative liabilities.

The decrease of $4,881,787 for the six months ended June 30, 2021 can be summarized in variances in significant account activity as follows:

Increase (Decrease) to Net Income For the Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020
Revenues	491,494
Cost of Revenue	(401,015)
Research, development and manufacturing operations	(1,294,354)
Selling, general and administrative expenses	(1,172,733)
Depreciation and Amortization Expense	86,715
Other Income / Expense
Other income/(expense), net	(258,800)
Interest Expense	1,531,916
Non-Cash Change in Fair Value of Derivatives and Gain/Loss on Extinguishment of Liabilities, net	(3,865,010)
Increase (Decrease) to Net Income	(4,881,787)

Liquidity and Capital Resources

The Company has continued limited PV production at its manufacturing facility. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented its product strategy. During the six months ended June 30, 2021 the Company used $4,213,354 in cash for operations.

Additional projected product revenues are not anticipated to result in a positive cash flow position for the year overall and, as of June 30, 2021, the Company has a deficit in working capital of $780,902. As such, cash liquidity would not be sufficient for the next twelve months and will require additional financing.

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

Statements of Cash Flows Comparison of the Six Months Ended June 30, 2021 and 2020

For the six months ended June 30, 2021, our cash used in operations was $4,213,354 compared to $377,771 for the six months ended June 30, 2020, an increase of $3,835,583. The increase is primarily the result of scaling up operations during the current period and the Company’s dormant status in the 2020 six months period. For the six months ended June 30, 2021, cash used in investing activities was $96,738 compared to cash provided by investing activities of $254,444 for the six months ended June 30, 2020. This change was primarily the result of a decrease in proceeds from the sale of assets. During the six months ended June 30, 2021, negative operating cash flows of $4,213,354 were funded through $5,500,000 in proceeds from issuances of preferred and common stock.

Off Balance Sheet Transactions

As of June 30, 2021, we did not have any off balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

We hold no significant funds and have no future obligations denominated in foreign currencies as of June 30, 2021.

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

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our cash equivalents and investment portfolio. As of June 30, 2021, our cash equivalents consisted only of operating accounts held with financial institutions. From time to time, we may hold restricted funds, money market funds, investments in U.S. government securities and high quality corporate securities. The primary objective of our investment activities is to preserve principal and provide liquidity on demand, while at the same time maximizing the income we receive from our investments without significantly increasing risk. The direct risk to us associated with fluctuating interest rates is limited to our investment portfolio, and we do not believe a change in interest rates will have a significant impact on our financial position, results of operations, or cash flows.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Our management conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of June 30, 2021. Based on this evaluation, our management concluded the design and operation of our disclosure controls and procedures were effective as of June 30, 2021.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles ("U.S. GAAP") in the United States of America and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•

provide reasonable assurance transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision of the Audit Committee of the Board of Directors and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded our internal controls over financial reporting were effective as of June 30, 2021. Our management reviewed the results of its assessment with the Audit Committee.

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

Material Weakness

As disclosed in Item 9A, “Controls and Procedures,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, management concluded that a material weakness existed in its internal control over financial reporting as it related to the lack of accounting resourcing with technical expertise to ensure that all Company transactions were accounted for in accordance with U.S. GAAP. Specifically, the Company’s controls to ensure that appropriate accounting for the Company’s inventory and cost of revenue and the Company’s accounting for complex debt and equity securities transactions were not designed at a sufficient level of precision to mitigate the risk of material misstatement.

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

The Company’s financial challenges faced in 2020 subsided as cash flow improved during the six months ended June 30, 2021, and the Company received funding during the second half of 2020 and first quarter of 2021 and began to bring the Company back into operating status. The Company executed the following steps to remediate the aforementioned material weaknesses in its internal control over financial reporting:

•

The Company hired a new Chief Financial Officer during the fourth quarter of 2020 and a new Controller with a strong financial statement audit and technical accounting background during the second quarter of 2021. The Company’s Controller, acting in coordination with the Company’s CFO, were both highly involved in implementing and monitoring internal controls over the Company’s quarterly financial reporting including the oversight of controls specifically related to the Company’s inventory activities, cost of revenue allocations, and accounting for the Company’s debt and equity securities, supervising the accounting staff involved in the Company’s quarterly financial reporting, and identifying, monitoring, and resolving accounting issues as raised throughout the Company’s ongoing activities.

•	The Company significantly reduced the complexity of the debt structure through consolidation and simplifying of terms thereby lowering the associated administration and cost burden.
•	The Company engaged an external resource with the technical expertise to assist in documenting and testing internal controls under Section 302 and 404 of the Sarbanes Oxley Act of 2002.

The substantial elimination of the complexities in the Company’s debt and securities accounting along with the above changes in internal controls over financial reporting during the three and six months ended June 30, 2021, have materially improved the Company’s internal control over financial reporting, and have effectively remediated the Company’s prior material weaknesses as previously disclosed above.

Changes in Internal Control Over Financial Reporting

Except for the identification and mitigation of the material weaknesses noted above, there were no other changes in internal control over financial reporting during the six months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not required.

Use of Proceeds

Not required.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the six months ended June 30, 2021.

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

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form SB-2/A filed on June 6, 2006 (Reg. No. 333-131216))

4.2	Certificate of Designations of Series A Preferred Stock (filed as Exhibit 4.2 to our Registration Statement on Form S-3 filed July 1, 2013 (Reg. No. 333-189739))

4.3	Description of Securities (incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K filed May 13, 2021)

10.1	Common Stock Securities Purchase Agreement dated August 2, 2021 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed August 5, 2021)

31.1*	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

ASCENT SOLAR TECHNOLOGIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of August, 2021.

ASCENT SOLAR TECHNOLOGIES, INC.

August 6, 2021	By:	/s/ VICTOR LEE
Lee Kong Hian (aka Victor Lee) President and Chief Executive Officer (Principal Executive Officer)

August 6, 2021	By:	/s/ MICHAEL J. GILBRETH
Michael J. Gilbreth Chief Financial Officer (Principal Financial and Accounting Officer)