Form 10-Q
period 2021-09-30
Ascent Solar Technologies, Inc.
filed 2021-11-10
CIK 1350102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 10, 2021, there were 21,012,250,143 shares of our common stock issued and outstanding.

ASCENT SOLAR TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2021

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

•	The accuracy of our estimates and projections;
•	Our ability to secure additional financing to fund our short-term and long-term financial needs;
•	Our ability to maintain the listing of our common stock on the OTC Market;
•	The commencement, or outcome, of legal proceedings against us, or by us, including ongoing ligation proceedings;
•	Changes in our business plan or corporate strategies;
•	The extent to which we are able to manage the growth of our operations effectively, both domestically and abroad, whether directly owned or indirectly through licenses;
•	The supply, availability and price of equipment, components and raw materials, including the elements needed to produce our photovoltaic modules;
•	Our ability to expand and protect the intellectual property portfolio that relates to our consumer electronics, photovoltaic modules and processes;
•	Our ability to maintain effective internal controls over financial reporting;
•	Our ability to achieve projected operational performance and cost metrics;
•	General economic and business conditions, and in particular, conditions specific to consumer electronics and the solar power industry; and
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

References to “we,” “us,” “our,” “Ascent,” “Ascent Solar” or the “Company” in this Quarterly Report mean Ascent Solar Technologies, Inc.

ASCENT SOLAR TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$4,281,094	$167,725
Trade receivables, net of allowance of $26,000 and $45,833, respectively	3,971	5,539
Inventories, net	615,674	534,431
Prepaid and other current assets	189,730	71,575
Total current assets	5,090,469	779,270

Property, Plant and Equipment:	24,148,192	24,867,176
Accumulated depreciation	(23,964,362)	(24,848,408)
Property, Plant and Equipment, net	183,830	18,768

Other Assets:
Operating lease right-of-use assets, net	5,150,718	5,633,663
Patents, net of accumulated amortization of $495,745 and $467,102, respectively	393,545	439,836
Other non-current assets	625,000	500,000
Total Assets	$11,443,562	$7,371,537
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$650,720	$736,986
Related party payables	45,000	135,834
Accrued expenses	1,031,017	1,518,212
Accrued interest	479,872	438,063
Notes payable	250,000	250,000
Current portion of operating lease liability	628,438	575,404
Promissory notes, net	-	193,200
Convertible notes, net	250,000	-
Embedded derivative liability	-	5,303,984
Total current liabilities	3,335,047	9,151,683
Long-Term Liabilities:
Non-current operating lease liabilities	4,698,431	5,179,229
Non-current secured promissory notes, net	-	5,405,637
Non-current convertible notes, net	8,006,452	7,813,048
Accrued warranty liability	21,225	14,143
Total liabilities	16,061,155	27,563,740
Stockholders’ Deficit:
Series A preferred stock, $.0001 par value; 750,000 shares authorized; 48,100 and 48,100 shares issued and outstanding, respectively ($789,241 and $752,765 Liquidation Preference, respectively)	5	5
Common stock, $0.0001 par value, 30,000,000,000 authorized; 19,678,916,809 and 18,102,583,473 shares issued and outstanding, respectively	1,967,891	1,810,258
Additional paid in capital	417,608,765	399,780,319
Accumulated deficit	(424,194,254)	(421,782,785)
Total stockholders’ deficit	(4,617,593)	(20,192,203)
Total Liabilities and Stockholders’ Deficit	$11,443,562	$7,371,537

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Products	$11,723	$6,293	$557,369	$60,445
Total Revenues	11,723	6,293	557,369	60,445
Costs and Expenses
Costs of revenue	687,885	5,528	1,184,528	101,156
Research, development and manufacturing operations	1,086,513	150,060	2,716,395	485,592
Selling, general and administrative	882,641	315,660	2,244,771	505,053
Depreciation and amortization	15,111	26,325	40,047	137,978
Total Costs and Expenses	2,672,150	497,573	6,185,741	1,229,779
Loss from Operations	(2,660,427)	(491,280)	(5,628,372)	(1,169,334)
Other Income/(Expense)
Other income/(expense), net	67,644	3,055,366	68,443	3,314,966
Interest expense	(167,983)	(963,648)	(899,533)	(3,227,112)
Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net	195,852	990,183	4,047,993	8,707,333
Total Other Income/(Expense)	95,513	3,081,901	3,216,903	8,795,187
Net Income/(Loss)	$(2,564,914)	$2,590,621	$(2,411,469)	$7,625,853
Net Income/(Loss) Per Share (Basic)	$(0.00)	$0.00	$(0.00)	$0.00
Net Income/(Loss) Per Share (Diluted)	$(0.00)	$0.00	$(0.00)	$0.00
Weighted Average Common Shares Outstanding (Basic)	19,074,521,203	5,230,490,450	18,531,805,287	5,053,300,857
Weighted Average Common Shares Outstanding (Diluted)	19,074,521,203	66,848,261,292	18,531,805,287	65,693,072,463

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

For the Three and Nine Months Ended September 30, 2021

	Series A Preferred Stock		Series 1A Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2020	48,100	$5	1,300	$-	18,102,583,473	$1,810,258	$399,780,319	$(421,782,785)	$(20,192,203)
Proceeds from issuance of Series 1A Preferred Stock	-	-	2,500	-	-	-	2,500,000	-	2,500,000
Proceeds from issuance of Common Stock	-	-	-	-	75,000,000	7,500	2,992,500	-	3,000,000
Conversion of Global Ichiban Note into Common Shares	-	-	-	-	168,000,000	16,800	5,783,200	-	5,800,000
Relieved on Conversion of Derivative Liability	-	-	-	-	-	-	1,686,079	-	1,686,079
Net Income	-	-	-	-	-	-	-	153,445	153,445
Balance at June 30, 2021	48,100	5	3,800	-	18,345,583,473	1,834,558	412,742,098	(421,629,340)	(7,052,679)
Proceeds from issuance of Common Shares	-	-	-	-	333,333,336	33,333	4,966,667	-	5,000,000
Conversion of TubeSolar Series 1A Preferred Stock into Common Shares	-	-	(100)	-	1,000,000,000	100,000	(100,000)
Net Loss	-	-	-	-	-	-	-	(2,564,914)	(2,564,914)
Balance at September 30, 2021	48,100	$5	3,700	$-	19,678,916,809	$1,967,891	$417,608,765	$(424,194,254)	$(4,617,593)

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

For the Three and Nine Months Ended September 30, 2020

	Series A Preferred Stock		Series 1A Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2019	48,100	$5	-	$-	4,759,161,650	$475,917	$397,817,526	$(423,400,229)	$(25,106,781)
Interest and Dividend Expense paid with Common Stock	-	-	-	-	21,328,800	2,132	-	-	2,132
Proceeds from issuance of Series 1A Preferred Stock	-	-	2,000	-	-	-	2,000,000	-	2,000,000
Conversion of Bellridge Note into Common Shares	-	-	-	-	450,000,000	45,000	-	-	45,000
Net Income	-	-	-	-	-	-	-	5,035,232	5,035,232
Balance at June 30, 2020	48,100	5	2,000	-	5,230,490,450	523,049	399,817,526	(418,364,997)	(18,024,417)
Net Income	-	-	-	-	-	-	-	2,590,621	2,590,621
Balance at September 30, 2020	48,100	$5	2,000	$-	5,230,490,450	$523,049	$399,817,526	$(415,774,376)	$(15,433,796)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020
Operating Activities:
Net income/(loss)	$(2,411,469)	$7,625,853
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	40,047	137,978
Operating lease asset amortization	482,945	28,710
Realized (gain) on sale and foreclosure of assets	—	(3,314,966)
Amortization of deferred financing costs	—	2,692
Non-cash interest expense	—	807,368
Amortization of debt discount	837,767	1,331,417
Bad debt expense	—	(141)
Warranty reserve	7,082	(7,654)
Change in fair value of derivatives and gain on extinguishment of liabilities, net	(4,047,993)	(8,707,333)
Changes in operating assets and liabilities:
Accounts receivable	1,568	(5,608)
Inventories	(81,243)	23,843
Prepaid expenses and other current assets	(243,155)	(283,912)
Accounts payable	(86,266)	(388,113)
Related party payable	(90,834)	—
Operating lease liabilities	(427,764)	(16,129)
Accrued interest	44,461	1,008,568
Accrued expenses	(252,959)	283,439
Net cash (used in) operating activities	(6,227,813)	(1,473,988)
Investing Activities:
Proceeds on sale of assets	—	254,600
Payments on purchase of assets	(176,466)	—
Patent activity costs	17,648	(156)
Net cash (used in) provided by investing activities	(158,818)	254,444
Financing Activities:
Repayment of debt	—	(145,000)
Proceeds from issuance of debt	—	443,200
Proceeds from issuance of stock	10,500,000	2,000,000
Net cash provided by financing activities	10,500,000	2,298,200
Net change in cash and cash equivalents	4,113,369	1,078,656
Cash and cash equivalents at beginning of period	167,725	—
Cash and cash equivalents at end of period	$4,281,094	$1,078,656
Non-Cash Transactions:
Non-cash conversions of preferred stock and convertible notes to equity	$5,800,000	$47,132
Non-cash forgiveness of PPP loan	$193,200
Operating lease assets obtained in exchange for operating lease liabilities		$(5,819,489)
Non-cash mortgage derecognition		$(6,443,897)
Non-cash property foreclosure		$6,443,897

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION

Ascent Solar Technologies, Inc. and its wholly owned subsidiary, Ascent Solar (Asia) Pte. Ltd. (collectively, the “Company") is focusing on integrating its PV products into high value markets such as aerospace, satellites, near earth orbiting vehicles, and fixed wing unmanned aerial vehicles (“UAV”). The value proposition of Ascent’s proprietary solar technology not only aligns with the needs of customers in these industries, but also overcomes many of the obstacles other solar technologies face in these unique markets. Ascent has the capability to design and develop finished products for end users in these areas as well as collaborate with strategic partners to design and develop custom integrated solutions for products like fixed-wing UAVs. Ascent sees significant overlap of the needs of end users across some of these industries and can achieve economies of scale in sourcing, development, and production in commercializing products for these customers.

On September 15, 2021, the Company entered into a Long-Term Supply and Joint Development Agreement (“JDA”) with TubeSolar AG (“TubeSolar”), a significant existing stakeholder in the Company. Under the terms of the JDA, the Company will produce, and TubeSolar will purchase, thin-film photovoltaic (“PV”) foils (“PV Foils”) for use in TubeSolar’s solar modules for agricultural photovoltaic (“APV”) applications that require solar foils for its production. Under the JDA, the Company will receive up (i) to $4 million of non-recurring engineering (“NRE”) fees, (ii) up to $13.5 million of payments upon achievement of certain agreed production and cost structure milestones, and (iii) product revenues from sales of PV Foils to TubeSolar. The JDA has no fixed term, and may only be terminated by either party for breach. There has been no activity under the JDA as of September 30, 2021.

The Company and TubeSolar have also jointly established a subsidiary company in Germany, in which TubeSolar holds a minority stake of 30% (the “JV”). The purpose of the JV is to establish and operate a PV manufacturing facility in Germany that will produce and deliver PV Foils exclusively to TubeSolar. Until the JV facility is fully operational, PV Foils will be manufactured in the Company’s existing facility in Thornton, Colorado. The parties expect to jointly develop next generation tooling for use in manufacturing PV Foils at the JV facility. The Company is required to purchase 17,500 shares of the JV for 1 Euro per share, which has not been funded as of September 30, 2021. There has been no activity under the JV as of September 30, 2021.

NOTE 2. BASIS OF PRESENTATION

The accompanying, unaudited, condensed consolidated financial statements have been derived from the accounting records of the Company as of September 30, 2021 and December 31, 2020, and the results of operations for the three and nine months ended September 30, 2021 and 2020. All significant inter-company balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were described in Note 3 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes to our accounting policies as of September 30, 2021.

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

Refer to Note 9 for further discussion.

Earnings per Share: Earnings per share (“EPS”) are the amount of earnings attributable to each share of common stock. Basic EPS has been computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Income available to common stockholders has been computed by deducting dividends accumulated for the period on cumulative preferred stock (whether or not earned) from net income. Diluted earnings per share has been computed by dividing net income adjusted on an if-converted basis for the period by the weighted average number of common shares and potentially dilutive common share outstanding (which consist of options and convertible securities using the treasury stock method or the if-converted method, as applicable, to the extent they are dilutive). Approximately 144 billion and 939 billion shares of dilutive shares were excluded from the three and nine months periods ended September 30, 2021 EPS calculation, respectively, as their impact is antidilutive. There were approximately 67 billion and 66 billion shares of dilutive shares for the three and nine months periods ended September 30, 2020, respectively.

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

Other new pronouncements issued but not effective as of September 30, 2021 are not expected to have a material impact on the Company’s condensed consolidated financial statements.

NOTE 4. LIQUIDITY, CONTINUED OPERATIONS, AND GOING CONCERN

During the nine months ended September 30, 2021 and the year ended December 31, 2020, the Company entered into multiple financing agreements to fund operations. Further discussion of these transactions can be found in Notes 9, 10, 11 and 14 of the financial statements presented as of, and for, the nine months ended September 30, 2021, and in Notes 8, 9, 10, 11, 12, 15 and 22 of the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

The Company has continued limited PV production at its manufacturing facility. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented its product strategy. During the nine months ended September 30, 2021 the Company used $6,227,813 in cash for operations.

Additional projected product revenues are not anticipated to result in a positive cash flow position for the next twelve months overall and, as of September 30, 2021, the Company has working capital of $1,755,422. As such, cash liquidity is not sufficient for the next twelve months and will require additional financing.

As a result of the Company’s recurring losses from operations and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises doubt as to the Company’s ability to continue as a going concern. The Company scaled down its operations in 2019 and 2020, due to cash flow issues. During 2021, the Company secured additional financing to being ramping up operations.  However, additional financing will be needed to continue this process.

Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

The following table summarizes property, plant and equipment as of September 30, 2021 and December 31, 2020:

	As of September 30,	As of December 31,
	2021	2020
Furniture, fixtures, computer hardware and computer software	$437,532	$489,421
Manufacturing machinery and equipment	23,607,580	-
Manufacturing machinery and equipment, in progress	103,080	24,377,755
Depreciable property, plant and equipment	24,148,192	24,867,176
Less: Accumulated depreciation and amortization	(23,964,362)	(24,848,408)
Net property, plant and equipment	$183,830	$18,768

The Company analyzes its long-lived assets for impairment, both individually and as a group, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

Depreciation expense for the three months ended September 30, 2021 and 2020 was $5,956 and $15,316, respectively. Depreciation expense for the nine months ended September 30, 2021 and 2020 was $11,404 and $103,014, respectively. Depreciation expense is recorded under “Depreciation and amortization expense” in the unaudited Condensed Consolidated Statements of Operations.

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

On September 21, 2020, the Company entered into a lease agreement with 12300 Grant LLC (“Landlord”), an affiliated company of the Mortgage Holder, for approximately 100,000 rentable square feet of the Building (the “Lease”). The lease is classified as an operating lease and accounted for accordingly. The Lease term is for 88 months and commenced on September 21, 2020 at a rent of $50,000 per month including taxes, insurance and common area maintenance until December 31, 2020. Beginning January 1, 2021, the rent adjusted to $80,000 per month on a triple net basis and shall increase at an annual rate of 3% per annum until December 31, 2027.

At September 30, 2021, the Company recorded an operating lease asset and liability totaling $5,150,718 and $5,326,869, respectively. During the three and nine months ended September 30, 2021, the Company recorded operating lease costs included in Selling, general, and administrative expense on the Condensed Consolidated Statement of Operations totaling $258,392 and $775,177, respectively. During the three months ended September 30, 2020, the Company recorded operating lease costs included in Selling, general, and administrative expense on the Condensed Consolidated Statement of Operations totaling

$28,710.

Future maturities of the operating lease liability are as follows:

Remainder of 2021	$240,000
2022	988,800
2023	1,018,464
2024	1,049,018
2025	1,080,488
Thereafter	2,259,194
Total lease payments	6,635,964
Less amounts representing interest	(1,309,095)
Present value of lease liability	$5,326,869

The remaining lease term and discount rate of the operating lease is 75.5 months and 7.0%, respectively.

NOTE 6. INVENTORIES

Inventories, net of reserves, consisted of the following at September 30, 2021 and December 31, 2020:

	As of September 30,	As of December 31,
	2021	2020
Raw materials	$614,656	$525,626
Work in process	992	-
Finished goods	26	8,805
Total	$615,674	$534,431

NOTE 7. NOTES PAYABLE

On June 30, 2017, the Company entered into an agreement with a vendor (“Vendor”) to convert the balance of their account into a note payable in the amount of $250,000. The note bears interest of 5% per annum and matured on February 28, 2018. As of September 30, 2021, the Company had not made any payments on this note, the accrued interest was $53,185, and the note is due upon demand. To the best of our knowledge, Vendor has not made any attempts to recover any amount owing to them since 2019.

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

NOTE 9. PROMISSORY NOTES

SBA PPP

On April 17, 2020, the Company obtained a PPP Loan from Vectra Bank Colorado (“Vectra”) in the aggregate amount of $193,200, which was established under the CARES Act, as administered by the Small Business Association (“SBA”). Under the terms of the CARES Act and the PPP, all or a portion of the principal amount of the PPP Loan is subject to forgiveness so long as, over the 24-week period following the Company’s receipt of the proceeds of the PPP Loan, the Company uses those proceeds for payroll costs, rent, utility costs or the maintenance of employee and compensation levels. The PPP Loan is unsecured, guaranteed by the SBA, and has a two-year term, maturing on April 17, 2022. Interest accrues on the loan beginning with the initial disbursement; however, payments of principal and interest are deferred until Vectra’s determination of the amount of forgiveness applied for by the Company is approved by the SBA. If the Company does not apply for forgiveness within 10 months after the last day of the covered period (defined, at the Company’s election as 24 weeks), such payments will be due that month. On September 4, 2021, the Company received notification from Vectra that the SBA has forgiven the PPP loan. The Company recognized $195,852 of forgiven principal and accrued interest in Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net in the Condensed Consolidated Statement of Operations.

NOTE 10. CONVERTIBLE NOTES

The following table provides a summary of the activity of the Company's unsecured, convertible, promissory notes:

	Principal Balance 12/31/2020	Less: Discount Balance	Net Principal Balance 12/31/2020	Principal Balance 9/30/2021	Less: Discount Balance	Net Principal Balance 9/30/2021
BD 1 Notes (related party)	$10,500,000	$(2,936,952)	$7,563,048	$9,900,000	$(2,351,060)	$7,548,940
Nanyang Notes	-	-	-	600,000	(142,488)	457,512
Crowdex Note (related party)	250,000	—	250,000	250,000	—	250,000
	$10,750,000	$(2,936,952)	$7,813,048	$10,750,000	$(2,493,548)	$8,256,452

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

At September 30, 2021, the note had a principal balance of $250,000 and an accrued interest balance of $19,644.

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

On August 13, 2021, BD 1 assigned $600,000 of its outstanding principal balance to Nanyang Investment Management Pte Ltd (“Nanyang”). Subsequent to this assignment, BD 1 held notes with an aggregate principal amount of $9,900,000 convertible to 99,000,000,000 shares of common stock.

Nanyang Convertible Note

On August 13, 2021, as discussed above, BD 1 assigned $600,000 of the BD 1 Exchange Notes to Nanyang. This note does not bear any interest and will mature on December 18, 2025. Nanyang has the right, at any time until the note is fully paid, to convert any outstanding and unpaid principal into share of common stock at a fixed conversion price equal to $0.0001 per share. Accordingly, the Company would issue 6,000,000,000 common shares upon full conversion of this note. Shares of common stock may not be issued pursuant to this note if, after giving effect to the conversion or issuance, Nanyang, together with its affiliates, would beneficially own in excess of 4.99% of the outstanding shares of the Company’s common stock.

Subsequent to September 30, 2021, the debt with Nanyang was partially converted into common stock. Refer to the Nanyang Conversion section of Note 15. Subsequent Events for further details.

NOTE 11. DERIVATIVE LIABILITIES

The following table is a summary of the derivative liability activity for the nine months ended September 30, 2021:

Derivative Liability Balance as of December 31, 2020	$5,303,984
Liability extinguished	(5,303,984)
Derivative Liability Balance as of September 30, 2021	$—

Convertible Notes Assigned to BD 1

The convertible notes that were assigned to BD 1 in September 2020 and were partially assigned to Nanyang in August 2021, further described above in Note 10, were exchanged for new notes on December 18, 2020, as part of the Company’s recapitalization and restructuring effort which began in June 2020. Prior to the exchange, pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion options in the notes were deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. The fair value measurements rely primarily on Company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with the notes approximates management’s estimate of the fair value of the embedded derivative liability based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions identified below.

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

The Series A Preferred Stock may be converted into shares of common stock at the option of the Company if the closing price of the common stock exceeds $232, as adjusted, for twenty consecutive trading days, or by the holder at any time. The Company has the right to redeem the Series A Preferred Stock at a price of $8.00 per share, plus any accrued and unpaid dividends, plus the make-whole amount (if applicable). At September 30, 2021, the preferred shares were not eligible for conversion to common shares at the option of the Company. The holder of the preferred shares may convert to common shares at any time, at no cost, at a ratio of 1 preferred share into 1 common share (subject to standard ratable anti-dilution adjustments). Upon any conversion (whether at the option of the Company or the holder), the holder is entitled to receive any accrued but unpaid dividends.

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

As of September 30, 2021, there were 48,100 shares of Series A Preferred Stock outstanding and accrued and unpaid dividends of $404,441.

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

On January 4, 2021, the Company entered into a securities purchase agreement (“Series 1ATranche 2 SPA”) with TubeSolar AG, a developer of photovoltaic thin-film tubes to enable additional application opportunities in solar power generation compared to conventional solar modules (“TubeSolar”). Pursuant to the Series 1A Tranche 2 SPA, the Company sold 2,500 shares of Series 1A Preferred Stock to TubeSolar and received $2,500,000 of gross proceeds on January 5, 2021. During the three months ended September 31, 2021, TubeSolar converted 100 shares of Series 1A Preferred Stock into 1,000,000,000 shares of common stock.

NOTE 14. STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

During September 2021, the Company increased its authorized shares from 20 billion to 30 billion of common stock. As such, at September 30, 2021, the Company had 30 billion shares of common stock, $0.0001 par value, authorized for issuance. Each share of common stock has the right to one vote. As of September 30, 2021, the Company had 19,678,916,809 shares of common stock outstanding. The Company has not declared or paid any dividends related to the common stock through September 30, 2021.

On August 2, 2021, the Company entered into a common stock purchase agreement (“Common Stock SPA”) with BD 1 for the placement of 666,666,672 shares of the Company’s common stock at a fixed purchase price of $0.015 per share for an aggregate purchase price of $10,000,000. The first tranche of 333,333,336 shares for $5,000,000 closed on September 2, 2021 and the second tranche will close on or before October 31, 2021 (if the Company has authorized but unissued common stock sufficient to issue all of the second tranche shares) or within five business days after the effective date when the Company has sufficient unissued common stock.

Subsequent to September 30, 2021, the second tranche of the Common Stock SPA with BD 1 closed. Refer to the Tranche 2 Closing section of Note 15. Subsequent Events for further detail.

Preferred Stock

At September 30, 2021, the Company had 25,000,000 shares of preferred stock, $0.0001 par value, authorized for issuance. Preferred stock may be issued in classes or series. Designations, powers, preferences, rights, qualifications, limitations and restrictions are determined by the Company’s Board of Directors.

The following table summarizes the designations, shares authorized, and shares outstanding for the Company's Preferred Stock:

Preferred Stock Series Designation	Shares Authorized	Shares Outstanding
Series A	750,000	48,100
Series 1A	5,000	3,700
Series B-1	2,000	—
Series B-2	1,000	—
Series C	1,000	—
Series D	3,000	—
Series D-1	2,500	—
Series E	2,800	—
Series F	7,000	—
Series G	2,000	—
Series H	2,500	—
Series I	1,000	—
Series J	1,350	—
Series J-1	1,000	—
Series K	20,000	—

Series A Preferred Stock

Refer to Note 12 for Series A Preferred Stock activity.

Series 1A Preferred Stock

Refer to Note 13 for Series 1A Preferred Stock activity.

Series B-1, B-2, C, D, D-1, E, F, G, H, I, J, J-1, and K Preferred Stock

There were no transactions involving the Series B-1, B-2, C, D, D-1, E, F, G, H, I, J, J-1, or K during the three and nine months ended September 30, 2021 and 2020.

NOTE 15. SUBSEQUENT EVENTS

Nanyang Conversion

On October 13, 2021, $100,000 of Nanyang’s convertible notes were converted into 1,000,000,000 shares of common stock.

Common Stock SPA – Tranche 2 Closing

Between October 29 and November 5, 2021, the Company received aggregate payments of $5,000,000 and issued 333,333,336 total shares of common stock for the second tranche of the Common Stock SPA.

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

Overview

We are a company formed to commercialize flexible PV modules using our proprietary technology. For the three and nine months ended September 30, 2021, we generated $11,723 and $557,369 of revenue from product sales, respectively. As of September 30, 2021, we had an accumulated deficit of $424,194,254.

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

On September 15, 2021, the Company entered into a Long-Term Supply and Joint Development Agreement (“JDA”) with TubeSolar. Under the terms of the JDA, the Company will produce, and TubeSolar will purchase, thin-film PV foils (“PV Foils”) for use in TubeSolar’s solar modules for agricultural photovoltaic (“APV”) applications that require solar foils for its production. Ascent and TubeSolar have jointly established a subsidiary in Germany, in which Ascent holds a stake of 70% and TubeSolar holds a minority stake of 30% (the “JV”). The purpose of the JV is to establish and operate a PV Foils manufacturing facility in Germany that will produce and deliver PV Foils exclusively to TubeSolar. Until the JV facility is fully operational, PV Foils will be manufactured in the Company’s existing facility in Thornton, Colorado. The parties expect to jointly develop next generation tooling for use in manufacturing PV Foils at the JV facility. Under the JDA, the Company will receive (i) up to $4 million of non-recurring engineering fees, (ii) up to $13.5 million of payments upon achievement of certain agreed production and cost structure milestones, and (iii) product revenues from sales of PV Foils to TubeSolar. The JDA has no fixed term, and may only be terminated by either party for breach.

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

•	Our ability to maintain the listing of our common stock on the OTC Market;
•	Our ability to maintain effective internal controls over financial reporting;
•	Our ability to achieve projected operational performance and cost metrics;
•	Our ability to enter into commercially viable licensing, joint venture, or other commercial arrangements;
•	Availability of raw materials; and
•	COVID-19 and the uncertainty around the continued duration and effect of the worldwide pandemic.

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been derived from the accounting records of Ascent Solar Technologies, Inc. and Ascent Solar (Asia) Pte. Ltd. (collectively, the “Company") as of September 30, 2021 and December 31, 2020, and the results of operations for the three and nine months ended September 30, 2021 and 2020. Ascent Solar (Asia) Pte. Ltd. is wholly owned by Ascent Solar Technologies, Inc. All significant inter-company balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.

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

The Company’s significant accounting policies were described in Note 3 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes to our accounting policies as of September 30, 2021.

Results of Operations

	Three Months Ended September 30,
	2021	2020	$ Change
Revenues
Product Revenue	11,723	6,293	5,430
Total Revenues	11,723	6,293	5,430

Costs and Expenses
Cost of Revenue	687,885	5,528	(682,357)
Research, development and manufacturing operations	1,086,513	150,060	(936,453)
SG&A	882,641	315,660	(566,981)
Depreciation	15,111	26,325	11,214
Total Costs and Expenses	2,672,150	497,573	(2,174,577)

Loss From Operations	(2,660,427)	(491,280)	(2,169,147)

Other Income/(Expense)
Other Income/(Expense), net	67,644	3,055,366	(2,987,722)
Interest Expense	(167,983)	(963,648)	795,665
Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities	195,852	990,183	(794,331)
Total Other Income/(Expense)	95,513	3,081,901	(2,986,388)
Net (Loss)/Income	(2,564,914)	2,590,621	(5,155,535)

Comparison of the Three Months Ended September 30, 2021 and 2020

Revenues. Our revenues increased by $5,430 for the three months ended September 30, 2021 when compared to the same period in 2020, due primarily to increased operations in the current period. The Company was in a dormant status for the 2020 three-month period, as the focus in 2020 was to recapitalize and restructure the Company’s balance sheet.

Cost of revenues. Our Cost of revenues increased by $682,357 for the three months ended September 30, 2021 when compared to the same period in 2020. mainly due to the increase in repair and maintenance, materials, and labor costs as a result of an increase in production for the three months ended September 30, 2021 compared to 2020. Cost of revenues for the three months ended September 30, 2021 is comprised primarily of repair and maintenance, direct labor, and overhead costs.

Management believes our factory is currently significantly under-utilized, and a substantial increase in revenue would result in marginal increases to Direct Labor and Overhead included in the Cost of revenues. As such management’s focus going forward is to improve gross margin through increased sales and improved utilization of our factory. We are currently pursuing high-value PV markets.

Research, development and manufacturing operations. Research, development and manufacturing operations costs increased by $936,453 for the three months ended September 30, 2021 when compared to the same period in 2020 is due primarily to an increased level of operations in the current period as compared to the Company’s dormant status in the 2020 three-month period. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. Research, development and manufacturing operations costs also include costs related to technology development and governmental contracts.

Selling, general and administrative. Selling, general and administrative expenses increased by $566,981 for the three months ended September 30, 2021 when compared to the same period in 2020. The increase in costs is due primarily to an increased level of operations in the current period as compared to the Company’s dormant status in the 2020 three-month period.

Other Income/Expense. Other income decreased $2,986,388 for the three months ended September 30, 2021 when compared to the same period in 2020. The decrease is due primarily to a gain from the change in fair value of derivative liabilities recognized in the prior period and a gain on disposal of the Building. In the current period, the Company’s gain from the extinguishment of the PPP loan was partially offset by interest expense.

Net (Loss)/Income. Our Net Loss increased by $5,155,535 for the three months ended September 30, 2021 compared to the same period in 2020 primarily due to the items mentioned above.

Comparison of the Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended September 30,
	2021	2020	$ Change
Revenues
Product Revenue	557,369	60,445	496,924
Total Revenues	557,369	60,445	496,924

Costs and Expenses
Cost of Revenue	1,184,528	101,156	(1,083,372)
Research, development and manufacturing operations	2,716,395	485,592	(2,230,803)
SG&A	2,244,771	505,053	(1,739,718)
Depreciation	40,047	137,978	97,931
Total Costs and Expenses	6,185,741	1,229,779	(4,955,962)

Loss From Operations	(5,628,372)	(1,169,334)	(4,459,038)

Other Income/(Expense)	-	-	-
Other Income/(Expense), net	68,443	3,314,966	(3,246,523)
Interest Expense	(899,533)	(3,227,112)	2,327,579
Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities	4,047,993	8,707,333	(4,659,340)
Total Other Income/(Expense)	3,216,903	8,795,187	(5,578,284)
Net (Loss)/Income	(2,411,469)	7,625,853	(10,037,322)

Revenues. Our revenues increased by $496,924 for the nine months ended September 30, 2021 when compared to the same period in 2020, due primarily to increased operations in the current period. The Company was in a dormant status for the 2020 nine-month period, as the focus in 2020 was to recapitalize and restructure the Company’s balance sheet.

Cost of revenues. Our Cost of revenues increased by $1,083,372 for the nine months ended September 30, 2021 when compared to the same period in 2020. The increase in cost of revenues is mainly due to the increase in repair and maintenance, materials, and labor costs as a result of an increase in production for the nine months ended September 30, 2021 compared to 2020. Cost of revenues for the nine months ended September 30, 2021 is comprised primarily of repair and maintenance, direct labor and overhead costs. Management believes our factory is currently significantly under-utilized, and a substantial increase in revenue would result in marginal increases to Direct Labor and Overhead included in the Cost of revenues. As such management’s focus going forward is to improve gross margin through increased sales and improved utilization of our factory. We are currently pursuing high-value PV markets.

Research, development and manufacturing operations. Research, development and manufacturing operations costs increased by $2,230,803 for the nine months ended September 30, 2021 when compared to the same period in 2020. The increase in costs is due primarily to increased operations in the current period as compared to the Company’s dormant status in the 2020 nine-month period. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. Research, development and manufacturing operations costs also include costs related to technology development and governmental contracts.

Selling, general and administrative. Selling, general and administrative expenses increased by $1,739,718 for the nine months ended September 30, 2021 when compared to the same period in 2020. The increase in costs is due primarily to an increased level of operations in the current period as compared to the Company’s dormant status in the 2020 nine-month period.

Other Income/Expense. Other income decreased by $5,578,284 for the nine months ended September 30, 2021 when compared to the same period in 2020. The decrease is due primarily to smaller gains from the change in derivative liabilities during the nine months ended September 30, 2021 when compared to the same period in 2020 and a gain from disposal of the Building recognized during 2020 that was not repeated in 2021.

Net (Loss)/Income. Our Net Income decreased by $10,037,322 for the nine months ended September 30, 2021 when compared to the same period in 2020. The decrease is due primarily to the change in fair value of the derivative liabilities.

Liquidity and Capital Resources

The Company has continued limited PV production at its manufacturing facility. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented its product strategy. During the nine months ended September 30, 2021 the Company used $6,227,813 in cash for operations.

Additional projected product revenues are not anticipated to result in a positive cash flow position for the year overall and, as of September 30, 2021, the Company has working capital of $1,755,422. As such, cash liquidity would not be sufficient for the next twelve months and will require additional financing.

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

Statements of Cash Flows Comparison of the Nine Months Ended September 30, 2021 and 2020

For the nine months ended September 30, 2021, our cash used in operations was $6,227,813 compared to $1,473,988 for the nine months ended September 30, 2020, an increase of $4,753,825. The increase is primarily the result of scaling up operations during the current period and the Company’s dormant status in the 2020 nine months period. For the nine months ended September 30, 2021, cash used in investing activities was $158,818 compared to cash provided by investing activities of $254,444 for the nine months ended September 30, 2020. This change was primarily the result of a decrease in proceeds from the sale of assets. During the nine months ended September 30, 2021, net cash used in operations of $6,227,813 were funded through $10,500,000 in proceeds from issuances of preferred and common stock.

Off Balance Sheet Transactions

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

We hold no significant funds and have no significant future obligations denominated in foreign currencies as of September 30, 2021.

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

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our cash equivalents and investment portfolio. As of September 30, 2021, our cash equivalents consisted only of operating accounts held with financial institutions. From time to time, we may hold restricted funds, money market funds, investments in U.S. government securities and high-quality corporate securities. The primary objective of our investment activities is to preserve principal and provide liquidity on demand, while at the same time maximizing the income we receive from our investments without significantly increasing risk. The direct risk to us associated with fluctuating interest rates is limited to our investment portfolio, and we do not believe a change in interest rates will have a significant impact on our financial position, results of operations, or cash flows.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Our management conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of September 30, 2021. Based on this evaluation, our management concluded the design and operation of our disclosure controls and procedures were effective as of September 30, 2021.

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

Under the supervision of the Audit Committee of the Board of Directors and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded our internal controls over financial reporting were effective as of September 30, 2021. Our management reviewed the results of its assessment with the Audit Committee.

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

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

The Company’s financial challenges faced in 2020 subsided as cash flow improved during the nine months ended September 30, 2021, and the Company received funding during the second half of 2020 and during the nine months ended September 30, 2021 and began to bring the Company back into operating status. The Company executed the following steps to remediate the aforementioned material weaknesses in its internal control over financial reporting:

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

The substantial elimination of the complexities in the Company’s debt and securities accounting along with the above changes in internal controls over financial reporting during the three and nine months ended September 30, 2021, have materially improved the Company’s internal control over financial reporting, and have effectively remediated the Company’s prior material weaknesses as previously disclosed above.

Changes in Internal Control Over Financial Reporting

Except for the identification and mitigation of the material weaknesses noted above, there were no other changes in internal control over financial reporting during the nine months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not required.

Use of Proceeds

Not required.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the nine months ended September 30, 2021.

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

3.11

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated May 26, 2016 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed June 2, 2016)

3.12

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated September 15, 2016 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed September 16, 2016)

3.13

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated March 16, 2017 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed March 17, 2017)

3.14

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated July 19, 2018 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed July 23, 2018)

3.15

Certificate of Designations of Preferences, Rights, and Limitations of Series 1A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed September 30, 2020)

3.16

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated September 23, 2021 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed September 24, 2021)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form SB-2/A filed on June 6, 2006 (Reg. No. 333-131216))

4.2	Certificate of Designations of Series A Preferred Stock (filed as Exhibit 4.2 to our Registration Statement on Form S-3 filed July 1, 2013 (Reg. No. 333-189739))

4.3	Description of Securities (incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K filed May 13, 2021)

10.1	Common Stock Securities Purchase Agreement dated August 2, 2021 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed August 5, 2021)

10.2+	Long-Term Supply and Joint Development Agreement dated September 15, 2021

31.1*	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

+

Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

ASCENT SOLAR TECHNOLOGIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of November, 2021.

ASCENT SOLAR TECHNOLOGIES, INC.

November 10, 2021	By:	/s/ VICTOR LEE
Lee Kong Hian (aka Victor Lee) President and Chief Executive Officer (Principal Executive Officer)

November 10, 2021	By:	/s/ MICHAEL J. GILBRETH
Michael J. Gilbreth Chief Financial Officer (Principal Financial and Accounting Officer)