Form 10-K
period 2021-12-31
Ascent Solar Technologies, Inc.
filed 2022-03-14
CIK 1350102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from             to

Commission File No. 001-32919

Ascent Solar Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-3672603
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12300 Grant Street, Thornton, CO	80241
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: 720-872-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.0001 par value per share	ASTI	OTC Markets Group

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☐     No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes   ☐     No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     ☒ Yes     ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $91,371,601 based upon the last reported sale price of the registrant’s common stock on that date as reported by OTC Markets Group (“OTC Markets”).

As of March 14, 2022, there were 30,586,804 shares of our common stock issued and outstanding.

ASCENT SOLAR TECHNOLOGIES, INC.

Form 10-K Annual Report

for the Fiscal Year ended December 31, 2021

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” that involve risks and uncertainties. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future net sales or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information and, in particular, appear under headings including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” When used in this Annual Report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “foresees,” “likely,” “may,” “should,” “goal,” “target,” and variations of such words or similar expressions are intended to identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. All forward-looking statements are based upon information available to us on the date of this Annual Report.

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this Annual Report in the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Factors you should consider that could cause these differences are:

•	The impact of the COVID-19 pandemic on our business, results of operations, cash flows, financial condition and liquidity;
•	Our operating history and lack of profitability;
•	The substantial doubt about our ability to continue as a going concern due to our history of operating losses;
•	Our ability to develop demand for, and sales of, our products;
•	Our ability to attract and retain qualified personnel to implement our business plan and corporate growth strategies;
•	Our ability to develop sales, marketing and distribution capabilities;
•

Our ability to successfully develop and maintain strategic relationships with key partners, including OEMs, system integrators, distributors, and e-commerce companies, who deal directly with end users in our target markets;

•	The accuracy of our estimates and projections;
•	Our ability to secure additional financing to fund our short-term and long-term financial needs;
•	Our ability to maintain compliance with the OTC Markets listing standards;
•	Changes in our business plan or corporate strategies;
•	The extent to which we are able to manage the growth of our operations effectively, both domestically and abroad, whether directly owned or indirectly through licenses;
•	The supply, availability and price of equipment, components and raw materials, including the elements needed to produce our photovoltaic modules;
•	Our ability to expand and protect the intellectual property portfolio that relates to our consumer electronics, photovoltaic modules and processes;
•	Our ability to maintain effective internal controls over financial reporting;
•	General economic and business conditions, and in particular, conditions specific to the solar power industry;
•	Potential litigation; and
•	Other risks and uncertainties discussed in greater detail in the section captioned “Risk Factors.”

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

References to “we,” “us,” “our,” “Ascent,” “Ascent Solar” or the “Company” in this Annual Report mean Ascent Solar Technologies, Inc.

PART I

Item 1. Business

Business Overview

We target high-value specialty solar markets. These include aerospace, defense, emergency management and consumer/OEM applications. This strategy enables us to fully leverage what we believe are the unique advantages of our technology, including flexibility, durability and attractive power to weight and power to area performance. It further enables us to offer unique, differentiated solutions in large markets with less competition, and more attractive pricing.

Specifically, we focus on commercializing our proprietary solar technology in three highest-value PV verticals:

I. Aerospace: Space, Near-space and Fixed Wing UAV

II. Public Sector: Defense and Emergency Management

III. Commercial Off-grid and Portable Power

We believe the value proposition of Ascent’s proprietary solar technology not only aligns with the needs of customers in these verticals, but also overcomes many of the obstacles other solar technologies face in these unique markets. Ascent has the capability to design and develop finished products for end users in these areas as well as collaborate with strategic partners to design and develop custom integrated solutions for products like airships and fixed-wing UAVs. Ascent sees significant overlap in the needs of end users across some of these verticals and believes it can achieve economies of scale in sourcing, development, and production in commercializing products for these customers.

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

Product History

In March 2008, we demonstrated initial operating capacity of our first production line by beginning production trials as an end-to-end integrated process. Initial operating capacity production trials resulted in average thin film device efficiencies of 9.5% and small area monolithically integrated module efficiencies of over 7.0%. During 2008, optimization trials resulted in thin film device efficiencies in the 9.5% to 11.5% range and corresponding module efficiencies in the 7.0% to 9.0% range. The test modules measured approximately 15 centimeters wide by 30 centimeters long, which is significant in that it demonstrates true production capability where these modules are processed side-by-side. In contrast, devices tested under laboratory conditions are usually small area in nature measuring 1 centimeter by 1 centimeter or less. During the first quarter of 2009, we began limited production of monolithically integrated flexible CIGS modules in our initial production line. Our primary business model, at that time, was based upon mass production of solar modules of varying lengths, sizes and configurations. We provided sample modules to potential customers and development partners in various industries to explore integration of our products into new applications.

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

In February 2010, three of our product configurations were certified by an independent laboratory on a variety of U.S. Department of Defense (“DOD”) rugged standards known as MIL-STD-810G. In October 2010, we completed full external certification under IEC 61646 at an independent laboratory of a two-meter module. Achieving this certification is required for building integrated photovoltaic (“BIPV”) and building applied photovoltaic (“BAPV”) applications used in commercial, industrial and residential rooftop markets. Certification activities will continue, as required, as we introduce new products and make changes or improvements to our already certified products.

In 2010, we received an award from R&D Magazine and were recognized as one of the 100 Most Innovative Technologies, based on our process of monolithic integration on polyimide substrate. In 2011, Time Magazine selected us as one of the 50 Best Inventions of the year. In 2015 Ascent Solar won its second R&D 100 Award. The 2015 award was given for the development of the MilPak™ platform, a military-grade (MIL-STD-810G tested) and fully integrated solar power generation and storage unit incorporated with a Maximum Peak Power Tracking (MPPT) management system. The MilPak platform is one of the most rugged, yet lightweight, power generation and storage solutions available, both attributes enabled by the use of Ascent’s CIGS technology.

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

Also in 2017, Ascent manufactured a new micro-module for a space customer, approximately 12.8mm x 50mm (0.5in x 2.0in) in size that is ideal for both laboratory-scale environmental testing, and for subsequent integration into flight experiments.

In February 2018, the Company introduced the second product in our XD series. Delivering up to 48 Watts of solar power, we believe the durable and compact Ascent XD-48 Solar Charger is the ideal solution for charging many portable electronics and off-grid power systems. The XD-48’s versatility allows it to charge both military and consumer electronics directly from the sun wherever needed. Like the XD-12, the XD-48 has a compact and portable design, and its rugged, weather-resistant construction withstands shocks, drops, damage and even minor punctures to power through the harshest conditions.

In March 2018, we collaborated with a European based customer for their lighter-than-air, helium-filled airship project, which was based on our newly developed ultra-light modules with substrate material that was half of the thickness of our standard modules. In 2019, we completed a repeat order from the same customer who had since established its airship development operation in the US. In 2020, we received a third and enlarged order from the same customer and completed the order in the second quarter of 2021. Most recently, in the 4th quarter of 2021 we received a fourth order with a targeted ship date in the 2nd quarter of 2022.

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

The Company and TubeSolar have also jointly established a subsidiary company in Germany, in which TubeSolar holds a minority stake of 30% (the “JV”). The purpose of the JV is to establish and operate a PV manufacturing facility in Germany that will produce and deliver PV Foils exclusively to TubeSolar. Until the JV facility is fully operational, PV Foils will be manufactured in the Company’s existing facility in Thornton, Colorado. The parties expect to jointly develop next generation tooling for use in manufacturing PV Foils at the JV facility. The Company purchased 17,500 shares of the JV for 1 Euro per share, on November 10, 2021.

We continue to design and manufacture PV integrated portable power applications for commercial and military users, including the US Marine Corps, US AF Special Operations Command, US Special Operations Command, US Army Special Operations Command, US Army Futures Command, and others. Due to the high durability enabled by the monolithic integration employed by our technology, the capability to customize modules into different form factors and what we believe is the industry leading light weight and flexibility provided by our modules, we believe that the potential applications for our products are extensive, including anywhere that may need power generation such as in disaster recovery and emergency preparedness, commercial and personal adventure expeditions to remote areas, humanitarian efforts in areas with poor power infrastructure, photography and filming involved in wildlife observation, to name a few.

Commercialization and Manufacturing Strategy

We manufacture our products by affixing a thin CIGS layer to a flexible, plastic substrate using a large format, roll-to-roll process that permits us to fabricate our flexible PV modules in an integrated sequential operation. We use proprietary monolithic integration techniques which enable us to form complete PV modules with little to no costly back-end assembly of inter-cell connections. Traditional PV manufacturers assemble PV modules by bonding or soldering discrete PV cells together. This manufacturing step typically increases manufacturing costs and, at times, proves detrimental to the overall yield and reliability of the finished product. By reducing or eliminating this added step, using our proprietary monolithic integration techniques, we believe we can achieve cost savings in, and increase the reliability of, our PV modules. All tooling necessary for us to meet our near-term production requirements is installed in our Thornton, Colorado plant.

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

•

CIGS versus CdTe:  Although CdTe modules have achieved conversion efficiencies that are generally comparable to CIGS in production, we believe CdTe has never been successfully applied to a flexible substrate on a commercial scale. We believe the use of CdTe on a rigid, transparent substrate, such as glass, is unsuitable for a number of our applications. We also believe CIGS can achieve higher conversion efficiencies than CdTe in production.

We believe our choice of substrate material further differentiates us from other thin-film PV manufacturers. We believe the use of a flexible, lightweight, insulating substrate that is easier to install provides clear advantages for our target markets, especially where rigid substrates are unsuitable. We also believe our use of a flexible, plastic substrate provides us significant cost advantages because it enables us to employ monolithic integration techniques on larger components, which we believe are unavailable to manufacturers who use flexible, metal substrates. Accordingly, we are able to significantly reduce part count, thereby reducing the need for costly back end assembly of inter cell connections. As the only company, to our knowledge, focused on the commercial production of PV modules using CIGS on a flexible, plastic substrate with monolithic integration, we believe we have the opportunity to address the defense, aerospace, transportation, off grid, portable power and other weight-sensitive markets with transformational high quality, value added product applications. It is these same unique features and our overall manufacturing process that enable us to produce extremely robust, light and flexible products.

Competitive Strengths

We believe we possess a number of competitive strengths that provide us with an advantage over our competitors.

•

We are a pioneer in CIGS technology with a proprietary, flexible, lightweight, high efficiency PV thin film product that positions us to penetrate a wide range of attractive high value added markets such as off grid, portable power, transportation, defense, aerial, and other markets. By applying CIGS to a flexible plastic substrate, we have developed a PV module that is efficient, lightweight and flexible; with the highest power-to-weight ratio in at-scale commercially available solar. The market for electronic components, such as electronic packages, casings and accessories, as well as defense portable power systems, transportation integrated applications and space and near-space solar power application solutions represent a significant premium market for the Company. Relative to our thin film competitors, we believe our advantage in thin film CIGS on plastic technology provides us with a superior product offering for these strategic market segments.

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

•

Our lightweight, powerful, and durable solar panels provide a performance advantage over our competitors.  For applications where a premium is placed on the weight and profile of the product, our ability to integrate our PV modules into portable packages and cases offers the customer a lightweight and durable solution for all their portable electronics.

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

Markets and Marketing Strategy

We target high-value specialty solar markets. These include aerospace, defense, emergency management and consumer/OEM applications. This strategy enables us to fully leverage the unique advantages of our technology, including flexibility, durability and attractive power to weight and power to area performance. It further enables us to offer unique, differentiated solutions in large markets with less competition, and more attractive pricing.

Specifically, we focus on commercializing our proprietary solar technology in three highest-value PV verticals:

I. Aerospace: Space, Near-space and Fixed Wing UAV

II. Public Sector: Defense and Emergency Management

III. Commercial Off-grid and Portable Power

We believe the value proposition of Ascent’s proprietary solar technology not only aligns with the needs of customers in these verticals, but also overcomes many of the obstacles other solar technologies face in these unique markets. Ascent has the capability to design and develop finished products for end users in these areas as well as collaborate with strategic partners to design and develop custom integrated solutions for products like airships and fixed-wing UAVs. Ascent sees significant overlap in the needs of end users across some of these verticals and believes it can achieve economies of scale in sourcing, development, and production in commercializing products for these customers.

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

In March 2016, the Company announced a major breakthrough of our high-voltage superlight bare modules, achieving a power-to-weight ratio of 1,700 watts per kilogram at AM0 environment. What we believe is the  “best-in-class” specific power is crucial to the aerospace industry where every pound of weight reduction would translate to incremental cost savings or increased in payloads. In December 2016, Ascent was selected by the Japan Aerospace Exploration Agency (“JAXA”) as part of their next round of evaluations for providing solar technology for an upcoming mission to Jupiter, as well as to address additional missions. This decision followed an earlier round of investigation with promising results, during which the Company's flexible, monolithically integrated CIGS solar module was subjected to environmental extremes and continued to operate well. During the first phase of JAXA's evaluation, Ascent's PV was successfully tested below -146°C (-231°F) and up to +190°C (+374 °F), and to only 4% of the sunlight generally received in earth's orbit. In addition, JAXA has subjected Ascent's PV to radiation and mechanical testing.

In 2017 we continued to solidify our position in the space and near-space markets; these challenging requirements and environments allow for the full utilization of what we believe is the unique nature and advantages of our lightweight, flexible monolithically integrated CIGS PV. Through continued work in the PV-powered drone field, Ascent made significant strides in providing PV power to high-altitude airships and next-generation space applications.

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

In November 2017, Ascent fulfilled a third order from JAXA for custom PV products designed specifically for their upcoming solar sail deployment demonstration project. This project was comprised of small area test cells and large, 19.5cm x 30cm monolithically integrated modules, all on a very thin, 25-micron (0.001 inch) plastic substrate which is half the thickness of Ascent’s production substrate for a standard product. In space, near-space, and drone applications, the PV substrate accounts for a significant portion of the product’s overall mass; the PV construction on the new 25-micron substrates represents a major breakthrough for these markets. JAXA placed this order after achieving the desired experimental results from the previous shipments and subsequent electrical, mechanical and environmental testing. The 19.5cm x 30cm module is a custom design to match the anticipated deployment mechanism and PV layout for the final Jovian spacecraft. We continue to receive testing orders from JAXA.

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

The military market has a unique set of requirements we believe are well suited to our products. When integrated with fabric to form re-deployable arrays, our highly efficient, rugged, lightweight modules may allow soldiers to minimize battery loads, reduce the use of conventional fuels, and increase safety through the streamlining of fuel transport operations, providing the front-line units with maximum resilience and helping to increase operational efficiency. We are also working to expand our foldable line of outdoor solar chargers, such as the XD-12 and the XD-48, which are well suited for the individual soldier or for the bigger power needs of a platoon with the ability of several chargers to be strung together. Our modules can also provide a reliable source of renewable power in remote areas, regardless of local infrastructure. We will continue to seek to reach the military market through partnerships with top systems providers, by providing Government Service Administration Letters of Supply, and through direct sales and other blanket purchase agreements with the government.

Transportation integrated PV, or integration of our flexible solar modules with vehicles such as commercial trucks, buses, trains and passenger cars, is another market segment that we believe represents a significant opportunity. Due to their flexible form and durable, lightweight properties, our modules can be fitted to the exterior of various vehicles to provide supplemental power without significantly affecting the aerodynamics, weight or aesthetics of the vehicle. We are currently working with multiple integrators and OEMs to develop effective value-added solutions for this market.

During the third quarter of 2017, Ascent Solar demonstrated its breadth of capabilities at the US Special Operations Command (“SOCOM”) exclusive Technical Experimentation (“TE”) 17-3 Event in Washington, DC. SOCOM is tasked, by the Department of Defense (“DoD”), with providing Special Operations Forces (“SOF”) with the latest war fighting technology available; in support of this effort, SOCOM sponsors an annual TE event.   In July of 2017, SOCOM requested the participation

of companies who have proficiency in the areas of Satellite Communication (“SATCOM”) and Unattended Ground Sensors (“UGS”) for a TE event.   Over 30 companies were selected to participate, and Ascent Solar was one of only 2 companies selected to participate who didn’t actually make SATCOM or UGS products.  Ascent Solar was selected on the basis and recognition that one of the primary issues facing the DoD today is the ability to power all of their war fighting technology.   Ascent’s diverse line-up of rugged and lightweight portable solar products offers the potential for the DoD to generate unattended ongoing power, which could save lives and increase the efficiency of the war fighting effort.  Ascent was honored to be chosen to participate, and the assessed score we received is indicative of a capability that has “high potential for SOF use with few limitations”.

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

We continue to supply our strategic partners with PV modules to support their development, testing and certification of new integrated PV products, including product testing by several branches of the U.S. military. We believe that our high-power density flexible solar modules enable new applications for solar power. By creating mutually beneficial partnerships and strategically penetrating the markets discussed above, we plan to develop the landscape of mobile solar power generation with advanced technology end products.

During 2021, the ASTI team further advanced product acceptance into the highly stringent space market with demonstrated solar module survivability under the guidance of NASA Marshal Space Flight Center (MSFC) MISSE X flight experiment on the International Space Station (ISS), advancing our Technology Readiness Level (TRL) to 6, with subsequent flights in 2022-23, both NASA and commercial, intended to achieve TRL 7. TRL 8 is commonly accepted as space qualified. Also during 2021, the ASTI team was able to utilize an ultra-thin lamination made from the coating material used during MISSE X to build custom modules for a customer to be tested for a future flight.

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

We believe that our modules offer unique advantages. Their flexibility, low areal density (mass per unit area), and high specific power (power per unit mass) enable use on weight-sensitive applications, such as portable power, conformal aircraft surfaces, high altitude long endurance (HALE) fixed wing and lighter than air (LTA) vehicles, and space applications that are unsuitable for glass-based modules. Innovative product design, customer focused development, and our rapid prototyping capability yield modules that could be integrated into virtually any product to create a source of renewable energy. Whether compared to glass based or other flexible modules, our products offer competitive advantages making them unique in comparison to competing products. We consider PowerFilm Solar, Global Solar, MiaSolé, and Flisom to be our closest competitors in terms of technology in the specialty PV market.

Research and Development and Intellectual Property

We intend to continue to invest in research and development in order to provide near term improvements to our manufacturing process and products, as well as to identify next generation technologies relevant to both our existing and potential new markets. During the years ended December 31, 2021 and 2020 we incurred approximately $4,140,319 and $1,165,193, respectively, in research and development costs, which include research and development incurred in relation to our government contracts, as well as manufacturing costs incurred while developing our product lines and manufacturing process.

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

We protect our intellectual property through a combination of trade secrets and patent protections. We own the following patents:

Issued Patents and Registrations

1	US Patent No. 9,640,692 entitled "Flexible Photovoltaic Array with Integrated Wiring and Control Circuitry, and Associated Methods" (issued October 12, 2010) (co-owned with PermaCity Corporation)

2	US Patent No. 8,426,725 entitled “Apparatus and Method for Hybrid Photovoltaic Device Having Multiple, Stacked, Heterogeneous, Semiconductor Junctions” (issued April 23, 2013)

3	US Patent No. 8,465,589 entitled “Machine and Process for Sequential Multi-Sublayer Deposition of Copper Indium Gallium Diselenide Compound Semiconductors” (issued June 18, 2013)

4	US Patent No. D697,502 entitled "Mobile Electronic Device Case” (issued January 14, 2014)

5

US Patent No. 8,648,253 entitled “Machine and Process for Continuous, Sequential, Deposition of Semiconductor Solar Absorbers Having Variable Semiconductor Composition Deposited in Multiple Sublayers” (issued February 11, 2014)

6	US Patent No. D781,228 entitled Pocket-Sized Photovoltaic Based Fully Integrated Portable Power System (issued March 14, 2017)

7

US Patent No. 9,601,650 entitled Machine and Process for Continuous, Sequential, Deposition of Semiconductor Solar Absorbers Having Variable Semiconductor Composition Deposited in Multiple Sublayers (issued March 21, 2017)

8	US Patent No. 9,634,175 entitled Systems and Methods for Thermally Managing High-Temperature Processes on Temperature Sensitive Substrates (issued April 25, 2017)

9	US Patent No. 9,640,706 entitled Hybrid Multi-Junction Photovoltaic Cells and Associated Methods (issued May 2, 2017)

10	US Patent No. 9,640,692 entitled Flexible Photovoltaic Array with Integrated Wiring and Control Circuitry, and Associated Methods (issued May 2, 2017)

11	US Patent No. 9,653,635 entitled Flexible High-Voltage Adaptable Current Photovoltaic Modules and Associated Methods (issued May 16, 2017)

12	US Patent No. 9,780,242 entitled “Multilayer Thin-Film Back Contact System for Flexible Photovoltaic Devices on Polymer Substrates” (issued October 3, 2017)

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

Employees

As of December 31, 2021, we had 51 full-time and 3 part-time employees.

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

Available Information

We file with the Securities and Exchange Commission (“SEC”) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, proxy statements and registration statements. Such filings are available to the public over the internet at the SEC’s website at http://www.sec.gov. We make available free of charge on, or through, our website at www.AscentSolar.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) as soon as reasonably practicable after we file these materials with the SEC.

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

The COVID-19 pandemic affected the Company in many ways just as the whole world experienced. These included but were not limited to:

•	Severe disruption to our restructuring and recapitalization efforts due to travel restrictions and lock-down measures implemented by authorities across the globe;
•	Disruption to workforce scheduling and recruitment initiatives after new capital was secured;
•	Longer lead time and higher cost in raw materials and equipment parts;
•	Raising labor cost in line with overall inflation witnessed across the nation; and
•	Extended products and development cycle and longer delivery time to our customers.

These and other impacts of the COVID-19 pandemic could have the effect of heightening many of the other risk factors disclosed in this Annual Report on Form 10-K. The ultimate impact depends on the severity and duration of the current COVID-19 pandemic and actions taken by governmental authorities and other third parties in response, each of which is uncertain, rapidly changing and difficult to predict. Any of these disruptions could adversely impact our business and results of operations.

Risks Relating to Our Business

Our continuing operations will require additional capital which we may not be able to obtain on favorable terms, if at all, or without dilution to our stockholders.  Since inception, we have incurred significant losses. We expect to continue to incur net losses in the near term. For the year ended December 31, 2021, our cash used in operations was $9,404,443. At December 31, 2021, we had cash and equivalents on hand of $5,961,760.

Although we have commenced production at our manufacturing facility, we do not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until we have fully implemented our new strategy of focusing on high value PV products. Product revenues did not result in a positive cash flow for the 2021 year, and are not anticipated to result in a positive cash flow for the next twelve months.

During 2021 and 2020, we entered into multiple financing agreements to fund operations, raising an aggregate of $18,250,000 in net proceeds. We do not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements for the foreseeable future, and we will depend on raising additional capital to maintain operations until we become profitable. There is no assurance that we will be able to raise additional capital on acceptable terms or at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we raise additional funds through debt financing, which may involve restrictive covenants, our ability to operate our business may be restricted. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products, expand capacity or otherwise respond to competitive pressures could be significantly limited, and our business, results of operations and financial condition could be materially and adversely affected.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.  Our auditors’ report on our December 31, 2021 consolidated financial statements expresses an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the year 2022 unless we raised additional funds. Additionally, as a result of the Company’s recurring losses from operations, and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises doubt as to the Company’s ability to continue as a going concern. Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. Our December 31, 2021 consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

•	Our ability to maintain the listing of our common stock on the OTC Markets;
•	Our ability to achieve projected operational performance and cost metrics;
•	Our ability to enter into commercially viable licensing, joint venture, or other commercial arrangements; and
•	The availability of raw materials.

Each of these factors is critical to our success and accomplishing each of these tasks may take longer or cost more than expected or may never be accomplished. It also is likely that problems we cannot now anticipate will arise. If we cannot overcome these problems, our business, results of operations and financial condition could be materially and adversely affected.

We have to date incurred net losses and may be unable to generate sufficient sales in the future to become profitable.  We incurred a net loss of $6,000,003 for the year ended December 31, 2021 and reported an accumulated deficit of $427,782,788 as of December 31, 2021. We expect to incur net losses in the near term. Our ability to achieve profitability depends on a number of factors, including market acceptance of our specialty PV products at competitive prices. If we are unable to raise additional capital and generate sufficient revenue to achieve profitability and positive cash flows, we may be unable to satisfy our commitments and may have to discontinue operations.

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

Failure to expand our manufacturing capability successfully at our facilities would adversely impact our ability to sell our products into our target markets and would materially and adversely affect our business, results of operations and financial condition.  Our growth plan calls for production and operations at our facility. Successful operations will require substantial engineering and manufacturing resources and are subject to significant risks, including risks of cost overruns, delays and other risks, such as geopolitical unrest that may cause us not to be able to successfully operate in other countries. Furthermore, we may never be able to operate our production processes in high volume or at the volumes projected, make planned process and equipment improvements, attain projected manufacturing yields or desired annual capacity, obtain timely delivery of components, or hire and train the additional employees and management needed to scale our operations. Failure to meet these objectives on time and within our planned budget could materially and adversely affect our business, results of operations and financial condition.

We may be unable to manage the expansion of our operations and strategic alliances effectively.  We will need to significantly expand our operations and form beneficial strategic alliances in order to reduce manufacturing costs through economies of scale and partnerships, secure contracts of commercially material amounts with reputable customers and capture a meaningful share of our target markets. To date, we have not formed such strategic alliances and can give no assurances that we will be able to do so. To manage the expansion of our operations and alliances, we will be required to improve our operational and financial systems, oversight, procedures and controls and expand, train and manage our growing employee base. Our management team will also be required to maintain and cultivate our relationships with partners, customers, suppliers and other third parties and attract new partners, customers and suppliers. In addition, our current and planned operations, personnel, facility size and configuration, systems and internal procedures and controls, even when augmented through strategic alliances, might be inadequate or insufficient to support our future growth. If we cannot manage our growth effectively, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures, resulting in a material and adverse effect to our business, results of operations and financial condition.

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

If sufficient demand for our products does not develop or takes longer to develop than we anticipate, we may be unable to grow our business, generate sufficient revenue to attain profitability or continue operations.  The solar energy industry is currently dominated by the rigid crystalline silicon based technology. The extent to which our flexible thin film PV modules will be widely adopted is uncertain. Many factors, of which several are outside of our control, may affect the viability of widespread adoption and demand for our flexible PV modules.

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

Third-party claims of intellectual property infringement may negatively impact the Company and the Company’s future financial results. The Company’s commercial success depends in part on its ability to develop, manufacture, market and sell its products and use its proprietary technology without infringing the patent rights of third parties. Numerous third-party U.S. and non-U.S. issued patents and pending applications exist in the area of the Company’s products. The Company may in the future pursue available proceedings in the U.S. and foreign patent offices to challenge the validity of patents and patent applications. In addition, or alternatively, the Company may consider whether to seek to negotiate a license of rights to technology covered by one or more of such patents and patent applications. If any patents or patent applications cover the Company’s products or technologies, the Company may not be free to manufacture or market its products as planned, absent such a license, which may not be available to the Company on commercially reasonable terms, or at all.

It is also possible that the Company has failed to identify relevant third-party patents or applications. For example, some applications may be held under government secrecy and US patent applications that will not be filed outside the United States remain confidential unless and until patents issue. Moreover, it is difficult for industry participants, including the Company, to identify all third-party patent rights that may be relevant to its product candidates and technologies because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. The Company may fail to identify relevant patents or patent applications or may identify pending patent applications of potential interest but incorrectly predict the likelihood that such patents may issue with claims of relevance to its technology. In addition, the Company  may be unaware of one or more issued patents that would be infringed by the manufacture, sale or use of a current or future products, or the Company may incorrectly conclude that a third-party patent is invalid, unenforceable or not infringed by its activities. Additionally, pending patent applications that have been published can, subject to specified limitations, be later amended in a manner that could cover the Company’s technologies, its products or the use of its products.

There have been many lawsuits and other proceedings filed by third parties involving patent and other intellectual property rights, including patent infringement lawsuits, interferences, oppositions, and reexamination, post-grant review and equivalent proceedings before the USPTO and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which the Company is developing products or has existing products. As the industries the Company is involved in expand and more patents are issued, the risk increases that its product candidates may be subject to claims of infringement of the patent rights of third parties.

Parties making claims against the Company may obtain injunctive or other equitable relief, which could effectively block its ability to further develop and commercialize the Company’s products. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from the Company’s business. In the event of a successful claim of infringement against the Company, the Company may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign its infringing products or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure.

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

Our Chief Executive Officer is also employed by another company.  Our Chief Executive Officer serves as chief financial officer of another unrelated public company. This employment may compete for our Chief Executive Officer’s full attention to the Company. The Chief Executive Officer is only required to devote as much time and attention to the affairs of the Company as he deems appropriate and may engage in other business activities and/or other unrelated employment.

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

We currently anticipate having substantial international operations that will subject us to a number of risks, including potential unfavorable political, regulatory, labor and tax conditions in foreign countries.  We entered into the JDA with TubeSolar, a related party (see “Item 1 Business” for additional detail), and expect to expand our operations abroad in the future and, as a result, we may be subject to the legal, political, social and regulatory requirements and economic conditions of foreign jurisdictions. Risks inherent to international operations, include, but are not limited to, the following:

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

We recently remediated material weaknesses in our internal control over financial reporting. If our remediation efforts were insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements, which could adversely affect our stock price and could negatively impact our results of operations.  At December 31, 2020 and March 31, 2021, we concluded that there were material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We remediated our material weakness and reported our remediation at June 30, 2021. At December 31, 2021, we concluded that the design and operation of our disclosure controls and procedures were effective. See Item 9A in Part II of this Annual Report on Form 10-K for details.

While we believe that the substantial elimination of the complexities in the Company’s debt and securities accounting along with changes in internal controls over financial reporting during the period from April 1, 2021 to December 31, 2021, have materially improved the Company’s internal control over financial reporting, and have effectively remediated the Company’s prior material weaknesses, we cannot assure that these or other measures will fully remediate, or have fully remediated, the deficiencies or material weaknesses. We cannot assure you that we have identified all of our existing significant deficiencies and material weaknesses, or that we will not in the future have additional significant deficiencies or material weaknesses. If we are unable to remediate a material weakness, or otherwise maintain effective internal control over financial reporting, we may not be able to report our financial results accurately, prevent fraud, or file our periodic reports in a timely manner.

As long as our significant stockholders, BD 1 Investment Holding, LLC (“BD1”), Crowdex Investment, LLC (“Crowdex”) and TubeSolar, maintain their current holdings, the ability of our other stockholders to influence matters requiring stockholder approval will be limited.  As of March 14, 2022, BD1 beneficially owned 15,933,334 shares of our common stock, Crowdex beneficially owned 5,545,042 shares of our common stock, and TubeSolar beneficially owned 4,961,234 shares of our common stock. As of March 14, 2022, the Company had approximately 30,586,804 shares of common stock outstanding. Accordingly, BD1, Crowdex, and TubeSolar together would be able to cast approximately 86.4% of the votes entitled to vote at any meeting of stockholders of the Company (or written consent of stockholders in lieu of meeting). BD1, Crowdex, and TubeSolar, therefore, will, for the foreseeable future, have significant influence over our management and affairs, and will be able to control virtually all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or sales of our Company or assets. On September 15, 2021, the Company entered into the JDA with TubeSolar. See “Item 1 Business” for additional detail.

The interests of our three largest stockholders may conflict with our interests or your interests now or in the future. Three of our stockholders, Crowdex, TubeSolar and BD1, collectively beneficially own approximately 86.4% of our Company’s common stock.

Crowdex is an investment holding company 100% directly and indirectly beneficially owned by Bernd Förtsch. One of our directors, David Peterson, is the manager of Crowdex and a cousin of Michael J. Gilbreth, the Company’s Chief Financial Officer.

TubeSolar is a developer of photovoltaic thin-film tubes to enable additional application opportunities in solar power generation compared to conventional solar modules. TubeSolar is a public company headquartered in Augsburg, Germany, whose shares are listed on XETRA (primary market Dusseldorf, Germany). Bernd Förtsch directly and indirectly owns a controlling interest in TubeSolar. On September 15, 2021, the Company entered into the JDA with TubeSolar. See “Item 1 Business” for additional detail.

BD1 is an investment holding company. BD1 is 100% owned by BD Vermögensverwaltung GmbH. BD Vermögensverwaltung GmbH is 100% owned by Solar Invest International SE. Johannes Kuhn and Ute Kuhn are the beneficial owners and members of the board of directors of Solar Invest International SE. BD Vermögensverwaltung GmbH and Solar Invest International SE together own approximately 18.9% of TubeSolar’s shares.

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

So long as Crowdex, TubeSolar and BD1 continue to beneficially own a significant amount of our outstanding equity securities, those stockholders may be able to strongly influence or effectively control our decisions.

Risks Relating to our Securities and an Investment in our Common Stock

The price of our common stock may continue to be volatile.  Our common stock is currently traded on the OTC Markets. The trading price of our common stock from time to time has fluctuated widely and may be subject to similar volatility in the future. For example, during most of the calendar year ended December 31, 2020, our common stock traded at or below $1.00 and in 2021, our common stock ranged from $10.00 to $485.00, all prices as adjusted for the reverse stock split. The trading price of our common stock in the future may be affected by a number of factors, including events described in these Risk Factors. In recent years, broad stock market indices, in general, and smaller capitalization and PV companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have a negative effect on the market price of our common stock regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources and could have a material adverse effect on our financial condition.

As a public company we are subject to complex legal and accounting requirements that require us to incur substantial expenses, and our financial controls and procedures may not be sufficient to ensure timely and reliable reporting of financial information, which, as a public company, could materially harm our stock price and listing on OTC Markets.  As a public company, we are subject to numerous legal and accounting requirements that do not apply to private companies. The cost of compliance with many of these requirements is substantial, not only in absolute terms but, more importantly, in relation to the overall scope of the operations of a small company. Failure to comply with these requirements can have numerous adverse consequences including, but not limited to, our inability to file required periodic reports on a timely basis, loss of market confidence, delisting of our securities and/or governmental or private actions against us. We cannot assure you we will be able to comply with all of these requirements or the cost of such compliance will not prove to be a substantial competitive disadvantage vis-à-vis our privately held and larger public competitors.

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

If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm, identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we may be subject to OTC Markets delisting, investigations by the SEC and civil or criminal sanctions.

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

Our stockholders may experience significant dilution as a result of new securities that we may issue in the future.   We may issue additional common stock or securities convertible into or exchangeable or exercisable for common stock, in connection with future capital raising transactions. The issuance of material amounts of common stock by us would cause our existing stockholders to experience significant dilution in their investment in our Company. Also, if we obtain additional financing involving the issuance of equity securities or securities convertible into equity securities, our existing stockholders’ investment would be further diluted. Such dilution could cause the market price of our common stock to decline, which could impair our ability to raise additional financing.

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

Our common stock has previously been delisted from the Nasdaq Capital Market and the OTCQB Venture Market. Our inability to maintain our prior listings on Nasdaq and OTCQB may limit the liquidity of our stock, increase its volatility, and hinder our ability to raise capital.  On February 25, 2016, our common stock was delisted from the Nasdaq Capital Market and began trading on the OTCQB Venture Market. On May 20, 2017 our common stock was delisted from the OTCQB Venture Market and began trading on the OTC Markets.

Upon such delisting from Nasdaq, our common stock became subject to the regulations of the SEC relating to the market for penny stocks. A penny stock is any equity security not traded on a national securities exchange that has a market price of less than $5.00 per share. The regulations applicable to penny stocks may severely affect the market liquidity for our common stock and could limit the ability of shareholders to sell securities in the secondary market. Accordingly, investors in our common stock may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock, and there can be no assurance that our common stock will be continue to be eligible for trading or quotation on the OTC Markets or any other alternative exchanges or markets.

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

Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management. Provisions in our Certificate of Incorporation and Bylaws, each as amended, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, or for a change in the composition of our Board of Directors (our “Board”) or management to occur, even if doing so would benefit our stockholders. These provisions include:

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal business office and manufacturing facility is located in a leased space at 12300 Grant Street, Thornton, Colorado 80241. We have approximately 30,000 square feet of fully equipped office space and 70,000 square feet of fully equipped manufacturing space. We consider our office space adequate for our current operations.

Item 3. Legal Proceedings

Details of the Company’s legal proceedings are included in Note 17 to the consolidated financial statements within Item 8 of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our stock previously traded on the Nasdaq Capital Market. On February 23, 2016 the Company received notice from Nasdaq stating that Nasdaq had determined to delist the Company's common stock. On May 20, 2017 our common stock was delisted from the OTCQB Venture Market and began trading on the OTC Markets. Our trading symbol is “ASTI.”

Holders

As of December 31, 2021, the number of record holders of our common stock was 25. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

The holders of common stock are entitled to receive such dividends as may be declared by our Board of Directors. During the years ended December 31, 2021 and 2020, we did not pay any common stock dividends, and we do not expect to declare or pay any dividends in the foreseeable future. Payment of future dividends will be within the discretion of our Board of Directors and will depend on, among other factors, our retained earnings, capital requirements, and operating and financial condition.

Recent Sales of Unregistered Securities

During the year ended December 31, 2021, all sales of unregistered securities by the Company have been previously reported on a Form 8-K or Form 10-Q.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the period covered by this Annual Report.

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

Overview

We are a company formed to commercialize flexible PV modules using our proprietary technology. For the year ended December 31, 2021 we generated $607,783 of revenue. Product sales accounted for 100% of total revenue. As of December 31, 2021, we had an accumulated deficit of approximately $427,782,788.

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

In March 2018, Ascent successfully shipped to a European based customer for a lighter-than-air, helium-filled airship project based on our newly developed ultra-light modules with substrate material than half of the thickness of our standard modules. In 2019, Ascent completed a repeat order from the same customer who had since established its airship development operation in the US. In 2020, we received a third and enlarged order from the same customer and completed the order in the second quarter of 2021. Most recently, in the 4th quarter of 2021 we received a fourth order with a targeted ship date in the 2nd quarter of 2022.

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

Significant Trends, Uncertainties and Challenges

We believe the significant trends, uncertainties and challenges that directly or indirectly affect our financial performance and results of operations include:

•	Our ability to generate customer acceptance of and demand for our products;
•	Successful ramping up of commercial production on the equipment installed;
•	The substantial doubt about our ability to continue as a going concern due to our history of operating losses;
•	Our products are successfully and timely certified for use in our target markets;
•	Successful operating of production tools to achieve the efficiencies, throughput and yield necessary to reach our cost targets;
•	The products we design are saleable at a price sufficient to generate profits;
•	Our ability to raise sufficient capital to enable us to reach a level of sales sufficient to achieve profitability on terms favorable to us;
•	Effective management of the planned ramp up of our domestic and international operations;
•

Our ability to successfully develop and maintain strategic relationships with key partners, including OEMs, system integrators, distributors, retailers and e-commerce companies, who deal directly with end users in our target markets;

•	Our ability to maintain the listing of our common stock on the OTC Markets;
•	Our ability to maintain effective internal controls over financial reporting;
•	Our ability to achieve projected operational performance and cost metrics;
•	Our ability to enter into commercially viable licensing, joint venture, or other commercial arrangements;
•	Availability of raw materials; and
•	COVID-19 and the uncertainty around the continued duration and effect of the worldwide pandemic.

Basis of Presentation: The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP” or “GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the policies below as critical to our business operations and to the understanding of our financial results:

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

Derivatives: The Company evaluates its financial instruments under FASB ASC 815, "Derivatives and Hedging" to determine whether the instruments contain an embedded derivative. When an embedded derivative is present, the instrument is evaluated for a fair value adjustment upon issuance and at the end of every period. Any adjustments to fair value are treated as gains and losses in fair values of derivatives and are recorded on the Statement of Operations. Please refer to Notes 10 and 11 for further discussion on the embedded derivatives of each instrument.

Paycheck Protection Program Loan: The Company has elected to account for the forgivable loan received under the Paycheck Protection Program (“PPP”) provisions of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act as a debt instrument and to accrue interest on the outstanding loan balance. Additional interest at a market rate (due to the stated interest rate of the PPP loan being below market) is not imputed, as the transactions where interest rates prescribed by governmental agencies are excluded from the scope of accounting guidance on imputing interest. The proceeds from the loan will remain recorded as a liability until either (1) the loan is, in part of wholly, forgiven and the Company has been legally released or (2) the Company repays the loan to the lender. On September 4, 2021, the Company received notification from Vectra that the Small Business Administration has forgiven the PPP loan and the liability was recognized as other income.

Revenue Recognition:

Product revenue. We recognize revenue for the sale of PV modules and other equipment sales at a point in time following the transfer of control of such products to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts. For module and other equipment sales contracts that contain multiple performance obligations, we allocate the transaction price to each performance obligation identified in the contract based on relative standalone selling prices, or estimates of such prices, and recognize the related revenue as control of each individual product is transferred to the customer.

Milestone revenue.  Each milestone arrangement is a separate performance obligation. The transaction price is estimated using the most likely amount method and revenue is recognized as the performance obligation is satisfied through achieving manufacturing or cost targets and engineering targets.

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

Recently Issued Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity s Own Equity. ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective for public companies that are smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Management has not yet evaluated the impact that the adoption of ASU 2020-06 will have on the Company’s consolidated financial statement presentation or disclosures.

Other new pronouncements issued but not effective as of December 31, 2021 are not expected to have a material impact on the Company’s consolidated financial statements.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

	Year Ended December 31,
	2021	2020	$ Change
Revenues
Product Revenue	607,783	66,613	541,170
Total Revenues	607,783	66,613	541,170

Costs and Expenses
Cost of Revenue	1,902,414	174,588	1,727,826
Research, development and manufacturing operations	4,140,319	1,165,193	2,975,126
SG&A	3,297,982	1,029,720	2,268,262
Depreciation	57,314	151,658	(94,344)
Total Costs and Expenses	9,398,029	2,521,159	6,876,870

Loss From Operations	(8,790,246)	(2,454,546)	(6,335,700)

Other Income/(Expense)
Other Income/(Expense), net	(169,423)	3,002,170	(3,171,593)
Interest Expense	(1,088,327)	(3,507,533)	2,419,206
Change in fair value of derivatives and gain on extinguishment of liabilities	4,047,993	4,577,353	(529,360)
Total Other Income	2,790,243	4,071,990	(1,281,747)
Net Income/(Loss)	(6,000,003)	1,617,444	(7,617,447)

Revenues. Our revenues increased by $541,170, or 812%, for the year ended December 31, 2021 when compared to the same period in 2020. The increase in sales is due primarily increased operations in the current year. During 2020, the Company was in a dormant status for the most part of the year as the focus in 2020 was to recapitalize and restructure the Company’s balance sheet. The intensification of the COVID-19 pandemic since March 2020 also significantly impacted our restructuring effort, thereby delaying our ability to restart our operations in a timely manner.

Cost of revenues. Cost of revenues is comprised primarily of repair and maintenance, direct labor and overhead expenses. Our cost of revenues increased by $1,727,826, or 990%, for the year ended December 31, 2021 when compared to the same period in 2020. The increase in cost of revenues is mainly due to the increase in repair and maintenance, materials, and labor costs as a result of increased production and restarting equipment for the year ended December 31, 2021 compared to 2020. Management believes our factory is currently significantly under-utilized, and a substantial increase in revenue would result in marginal increases to direct labor and overhead included in the cost of revenues. As such, management’s focus going forward is to improve gross margin through increased sales and improved utilization of our factory.

Research, development and manufacturing operations. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. Research, development and manufacturing operations costs also include costs related to technology development and governmental contracts. Research, development and manufacturing operations costs increased by $2,975,126 or 255%, for the year ended December 31, 2021 when compared to the same period in 2020. The increase in cost is due primarily to increased operations in the current year as compared to the Company’s dormant status in the prior year.

Selling, general and administrative. Selling, general and administrative expenses increased by $2,268,262, or 220%, for the year ended December 31, 2021 when compared to the same period in 2020. The increase in costs is due primarily to an increased level of operations in the current period as compared to the Company’s dormant status in 2020.

Other Income. Other income decreased by $1,281,747 or 31%, for the year ended December 31, 2021 when compared to the same period in 2020. In 2020, the Company recognized approximately $3 million gain on the sale of our facility with no similar transaction in the current year. This is partially offset by the decrease in interest expense in the current year as the Company restructured its debt in late 2020.

Net Income/(Loss). Our Net Loss was $6,000,003 for the year ended December 31, 2021, compared to Net Income of $1,617,444 for the year ended December 31, 2020, a reduction of $7,617,447. The reduction is due to the reasons described above.

Liquidity and Capital Resources

The Company has continued limited PV production at its manufacturing facility. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented its product strategy. During the year ended December 31, 2021 the Company used $9,404,443 in cash for operations.

Additional projected product revenues are not anticipated to result in a positive cash flow position for the year 2022 overall and, as of December 31, 2021, the Company has working capital of $3,799,806; however additional financing will be required for us to reach a level of sufficient sales to achieve profitability.

The Company continues to accelerate sales and marketing efforts related to its military solar products and specialty PV application strategies through expansion of its sales and distribution channels. The Company continues activities to secure additional financing through strategic or financial investors, but there is no assurance the Company will be able to raise additional capital on acceptable terms or at all. If the Company's revenues do not increase rapidly, and/or additional financing is not obtained, the Company will be required to significantly curtail operations to reduce costs and/or sell assets. Such actions would likely have an adverse impact on the Company's future operations.

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

Statements of Cash Flows Comparison of the Years Ended December 31, 2021 and 2020

For the year ended December 31, 2021, our cash used in operations was $9,404,443 compared to $2,884,919 for the year ended December 31, 2020, an increase of $6,519,524. The increase is primarily the result of scaling up operations during 2021 as compared to the Company’s dormant status for most of 2020. For the year ended December 31, 2021, cash used in investing activities was $301,522 compared to cash provided by investing activities of $254,444 for the year ended December 31, 2020. This change was primarily the result of a decrease in proceeds from the sale of assets. During the year ended December 31, 2021, negative operating cash flows of $9,404,443 were primarily funded through $15,500,000 in proceeds from issuances of preferred and common stock.

Off Balance Sheet Transactions

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

We hold no significant funds and have no future obligations denominated in foreign currencies as of December 31, 2021.

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

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our cash equivalents and investment portfolio. As of December 31, 2021, our cash equivalents consisted only of operating accounts held with financial institutions. From time to time, we hold restricted funds, money market funds, investments in U.S. government securities and high-quality corporate securities. The primary objective of our investment activities is to preserve principal and provide liquidity on demand, while at the same time maximizing the income we receive from our investments without significantly increasing risk. The direct risk to us associated with fluctuating interest rates is limited to our investment portfolio, and we do not believe a change in interest rates will have a significant impact on our financial position, results of operations, or cash flows.

Item 8. Financial Statements and Supplementary Data

The Financial Statements and Supplementary Data required by this item are included in Part IV, Item 15(a)(1) and are presented beginning on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Our management conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of December 31, 2021. Based on this evaluation, our management concluded the design and operation of our disclosure controls and procedures were effective as of December 31, 2021.

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

Under the supervision of the Audit Committee of the Board of Directors and with the participation of our management, including our Chief Executive Officer, we engaged an independent third party firm and conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded our internal control over financial reporting were effective as of December 31, 2021. Our management reviewed the results of its assessment with the Audit Committee.

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

Material Weakness Identified in 2020

As disclosed in Item 9A, “Controls and Procedures,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, management concluded that a material weakness existed in its internal control over financial reporting as it related to the lack of accounting resourcing with technical expertise to ensure that all Company transactions were accounted for in accordance with US GAAP. Specifically, the Company’s controls to ensure that appropriate accounting for the Company’s inventory and cost of revenue and the Company’s accounting for complex debt and equity securities transactions were not designed at a sufficient level of precision to mitigate the risk of material misstatement.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

The Company’s financial challenges faced in 2020 subsided as cash flows improved during the year ended December 31, 2020 and began to bring the Company into operating status. The Company executed the following steps to remediate the aforementioned material weakness in its internal controls over financial reporting:

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

The substantial elimination of the complexities in the Company’s debt and securities accounting along with the above changes in internal controls over financial reporting during the year ended December 31, 2021, have materially improved the Company’s internal control over financial reporting, and have effectively remediated the Company’s prior material weaknesses as previously disclosed above.

Changes in Internal Control Over Financial Reporting

Except for the identification and mitigation of the material weaknesses noted above, there were no other changes in internal control over financial reporting during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS AND DIRECTORS

Our executive officers, continuing directors and director nominees, their ages and positions with us as of March 14, 2022, are as follows:

Name	Age	Position
Victor Lee	54	President and Chief Executive Officer, Director
Michael J. Gilbreth	45	Chief Financial Officer
Amit Kumar, Ph.D.	57	Chairman of the Board, Director
David Peterson	52	Director
Kim J. Huntley	67	Director
Will A. Clarke	54	Director

Victor Lee (Lee Kong Hian) has been the President and Chief Executive Officer of Ascent Solar Technologies Inc. since February 1, 2012 and a member of our Board since November 2011. Mr. Lee joined HF Foods Group Inc. (NASDAQ:HFFG) as Vice President, Chief Corporate Finance and Strategy Officer in December 2019 and was promoted to Executive Vice President and Chief Financial Officer in May 2020. He brings more than 25 years of experience in strategic planning, sales & marketing, corporate finance, real estate finance and investment management, and corporate advisory services at leading worldwide financial institutions. Mr. Lee began his career at Citibank N.A., in 1993, handling small-and medium-sized corporate finance and progressed to a vice president position in the International Personal Banking Division. In 1999 he moved to Deutsche Bank AG as Vice President and in 2004 was promoted to managing director Singapore Market Head in the Private Wealth Management Division, where he was responsible for management of approximately $1 Billion in assets. From 2007 until 2009, he was with Morgan Stanley Private Wealth Management, most recently as executive director and head of Singapore/Malaysia markets. Mr. Lee holds a Bachelor's degree in Accounting from the University of Wisconsin and a Master's in Wealth Management from the Singapore Management University. We believe Mr. Lee is well-qualified to serve as a director due to his business experience and his comprehensive knowledge of the Company.

Michael J. Gilbreth has been Chief Financial Officer of Ascent Solar Technologies Inc. since October 2020. Mr. Gilbreth is a financial executive with more than 15 years of experience in accounting and business management, consumer packaged goods, e-commerce, and financial consulting. In April 2020, Mr. Gilbreth formed a financial consulting company, PVMG Advisors, Inc., which provides financial and business consulting services. While at PVMG, Mr. Gilbreth provided consulting services to Crowdex Investment, LLC in connection with the Company’s recent restructuring and recapitalization process. Previously, from 2015 to January 2020, Mr. Gilbreth was Vice President of Finance at Candy Club Holding Limited (ASX: CLB) headquartered in Los Angeles, California. Candy Club is a leading specialty market confectionery company which operates in the business-to-business (B2B) and business-to-customer (B2C) segments in the United States. In this lead finance role at Candy Club, Mr. Gilbreth supported the company’s capital raising activities, including a successful initial public offering on the Australian Stock Exchange (ASX) in February 2019. From 2013 to 2015, Mr. Gilbreth operated Gilbreth Consulting, which provides financial and operational management consulting services, and strategic and operational planning services. From 2010 to 2013, Mr. Gilbreth was VP/Finance at MediaTrust, a performance marketing company based in southern California. From 2005 to 2010, Mr. Gilbreth was a business manager at Duban Sattler and Associates LLP, a boutique tax accounting and business management firm based in southern California which represents high net worth individuals. Mr. Gilbreth holds a Bachelor’s degree in Business Administration from California State University, Chico.  Mr. Gilbreth and David Peterson are cousins.

Amit Kumar, Ph.D. has served on our Board since June 2007 and as Chairman since January 2011. Dr. Kumar is currently Chairman, President and CEO of Anixa Biosciences (NASDAQ:ANIX), a publicly held biotechnology company. From December 2010 to June 2015, Dr. Kumar was President and CEO of Geo Fossil Fuels, a privately held energy company. From September 2001 until June 30, 2010, Dr. Kumar was President and CEO of CombiMatrix Corporation (NASDAQ: CBMX). Previously, Dr. Kumar was Vice President of Life Sciences of Acacia Research Corp (NASDAQ: ACTG). From January 1999 to February 2000, Dr. Kumar was the founding President and Chief Executive Officer of Signature BioSciences, Inc., a life science company developing technology for advanced research in genomics, proteomics and drug discovery. From January 1998 to December 1999, Dr. Kumar was an Entrepreneur in Residence with Oak Investment Partners, a venture capital firm. From October 1996 to January 1998, Dr. Kumar was a Senior Manager at IDEXX Laboratories, Inc., a biotechnology company.

From October 1993 to September 1996, Dr. Kumar was Head of Research & Development for Idetek Corporation, which was later acquired by IDEXX Laboratories, Inc. Dr. Kumar received his B.S. degree in chemistry from Occidental College. After joint studies at Stanford University and the California Institute of Technology, he received his Ph.D. in Chemistry from Caltech in 1991. He also completed a post-doctoral fellowship at Harvard University in 1993. Dr. Kumar has authored and co-authored over 40 peer-reviewed publications and holds a dozen patents. Dr. Kumar brings significant leadership experience as well as experience in photovoltaic research including work on energy conversion using cells made from silicon (single crystal, polycrystalline, and amorphous), gallium arsenide, indium phosphide, metal oxides and other materials. Dr. Kumar is a member of the board of directors of Actym Therapeutics, a private biotechnology company. We believe Mr. Kumar is well-qualified to serve as a director due to his experience as a director and executive of several public and private companies.

Kim J. Huntley has served on our Board since June 2010. Mr. Huntley served in the Defense Logistics Agency (DLA) of the U.S. Department of Defense (DOD) for more than 32 years in positions of increasing responsibility. Most recently, from July 2008 until his retirement in January 2010, Mr. Huntley served as Director of the Defense Energy Support Center (DESC) in Fort Belvoir, Virginia. The DESC operates as part of the DLA and is responsible for providing energy solutions to the DOD and federal civilian agencies. As Director of the DESC, Mr. Huntley was the principal executive officer in charge of approximately 1,100 employees worldwide and over $25 billion in annual appropriations involving energy infrastructure and products. From March 2006 and immediately prior to becoming Director of the DESC, Mr. Huntley served in leadership roles involving supply chain management, including Deputy Commander for the Defense Supply Center in Richmond, Virginia and Columbus, Ohio, and as Executive Director of Customer Support and Readiness. From December 2003 to March 2006, Mr. Huntley served as Chief of the Customer Support Office in Fort Belvoir, Virginia. Mr. Huntley chaired the Inter Agency Working Group for Alternative Fuels and Renewable Energy from January 2009 to January 2010. The Group included senior energy representatives from DOD, DOE, EPA, and other major Federal Agencies. Mr. Huntley holds a B.A. degree in Economics from Golden Gate University and attended post-graduate courses in economics at California State University, Hayward. Mr. Huntley brings extensive supply chain, budget and defense industry experience to our Board. We believe Mr. Huntley is well-qualified to serve as a director due to his extensive experience in the public sector.

David Peterson has served on our Board since December 2020. Mr. Peterson has over 25 years of business management experience, including 8 years as a private equity investor, 5 years as a manager at an engineering consulting firm, and over 20 years of board experience. From April 2015 to present, Mr. Peterson has worked for EPD Consultants, Inc., a privately held engineering firm headquartered in Carson, California, where he serves as Senior Project Manager. From 2010 to 2015, Mr. Peterson was President and Co-Founder of Great Circle Industries, Inc., a water recycling company in southern California.  His past experience includes being a board member at AIR-serv, LLC, a tire inflation vending machine manufacturer, where Mr. Peterson managed the acquisition process, including obtaining expansion of the company's credit facility, as that company completed 10 acquisitions and grew from $10 million of EBITDA to $20 million of EBITDA in the year prior to its sale for $151 million to WindPoint Partners.  Mr. Peterson has an MBA degree from the Marshall School of Business at the University of Southern California, and a B.A. from the University of California, Santa Cruz.  Mr. Peterson is currently the Manager of Crowdex Investment, LLC, a significant equity investor in the Company.  Mr. Peterson and Michael J. Gilbreth are cousins. We believe Mr. Peterson is well-qualified to serve as a director due to his extensive management and board experience.

Will A. Clarke has served on our Board since December 2020. Since 2020, Mr. Clarke has been the Founder and President of Clarke Growth and Sustainment Strategies, an advisory firm specializing in guiding startup and early stage companies’ business expansion. From 2018 to 2020, Mr. Clarke was Head of Global Supply Chain Management and Technical Procurement for Atlas Airlines Worldwide Holdings, Inc. (NASDAQ: AAWW), a leading global provider of outsourced aircraft and aviation operating services headquartered in Purchase, NY. From 2015 to 2017, Mr. Clarke was Director of Procurement at Best Buy Co., Inc. (NYSE: BBY), a provider of technology products, services and solutions to its customers through over 1,400 retail stores, and also through its websites and mobile applications. Best Buy is headquartered in Richfield, MN and has operations in the United States, Canada and Mexico.  Prior to launching his second career in 2015, Mr. Clarke served 25 years as an Officer in the U.S. Navy, where he completed 10 deployments in support of war and peacetime operations on two aircraft carriers, one submarine, one warship and one on land. Mr. Clarke served in a number of senior finance, supply chain, procurement and logistics assignments across East Africa, Asia/Pacific, and the United States while serving in the U.S. Navy, where he attained the rank of Captain (O6). Mr. Clarke earned a B.S. in Mathematics from the U.S. Naval Academy, an M.S. in Finance and Contracts Management from the Naval Postgraduate School and has completed the Executive Development Program at Wharton Business School and the Corporate Governance Program at Columbia Business School. We believe Mr. Clarke is well-qualified to serve as a director due to his knowledge and business experience.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons holding more than 10% of our common stock to report their initial ownership of the common stock and other equity securities and any changes in that ownership in reports that must be filed with the SEC. The SEC has designated specific deadlines for these reports, and we must identify in our Annual Report on Form 10-K those persons who did not file these reports when due.

Based solely on a review of reports furnished to us, or written representations from reporting persons, we believe all directors, executive officers, and 10% owners timely filed all reports regarding transactions in our securities required to be filed in 2020 or 2021 by Section 16(a) under the Exchange Act, except that (i) Mr. Gilbreth and Crowdex each filed a late Form 3 in 2020, (ii) TubeSolar filed a late Form 3 in 2021, and (iii) BD1 and TubeSolar each filed one late Form 4 in 2021.

CORPORATE GOVERNANCE

Overview

Our Bylaws provide that the size of our Board of Directors is to be determined from time to time by resolution of the Board of Directors, but shall consist of at least two and no more than nine members. Our Board of Directors currently consists of five members. The Board has determined that the following directors are “independent” as required by the listing standards of the OTC Markets and by our corporate governance guidelines: Dr. Kumar, Mr. Huntley and Mr. Clarke.

Our Certificate of Incorporation provides that the Board of Directors will be divided into three classes. Our Class 1 director is Dr. Amit Kumar. Our Class 2 directors are Kim J. Huntley and Will A. Clarke. Our Class 3 directors are David Peterson and Victor Lee.

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

Our Audit Committee is comprised of Mr. Huntley, Dr. Kumar and Mr. Clarke. Mr. Huntley serves as Chairman of the Audit Committee. The Board has determined that all members of the Audit Committee are independent under the rules of the OTC Markets, and that Mr. Huntley qualifies as an “audit committee financial expert,” as defined by the rules of the SEC.

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

Our Compensation Committee is comprised of Mr. Clarke, Mr. Huntley and Dr. Kumar. Mr. Clarke serves as Chairman of the Compensation Committee.

Our Board has determined that all members of the Compensation Committee are independent under the rules of the Nasdaq Capital Market and OTC Markets.

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

Our Nominating and Governance Committee is comprised of Dr. Kumar, Mr. Huntley, and Mr. Clarke. Dr. Kumar serves as Chairman of our Nominating and Governance Committee. Our Board has determined that all members of the Nominating and Governance Committee are independent under the rules of Nasdaq Capital Market and OTC Markets.

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

Number of Meetings

The Board held a total of six meetings in 2021. Our Audit Committee held ten meetings, our Compensation Committee held five meetings, and our Nominating and Governance Committee held four meetings in 2021. Each director attended at least 75% of the aggregate of the total number of meetings of the Board and the Board committees on which he served.

Board Member Attendance at Annual Stockholder Meetings

Although we do not have a formal policy regarding director attendance at annual stockholder meetings, directors are encouraged to attend these annual meetings absent extenuating circumstances. We did not hold our annual meeting during 2021 or 2020.

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

Director Compensation

In March and June 2021, our board of directors approved the following annual independent director compensation program:

Independent Director Compensation Policy
Annual Board Retainers
Board Member	$20,000
Chairman of the Board	$10,000
Annual Committee Chair Retainer
Audit	$70,000
Compensation	$20,000
Nominating and Corporate Governance	$20,000

Each annual cash retainer is paid quarterly in arrears. There are currently no equity grants for service on the board of directors. We do not provide any perquisites to directors but will reimburse all directors for expenses incurred in physically attending meetings or performing their duties as directors.

The following Director Compensation Table summarizes the compensation of each of our non-employee directors for services rendered to us during the year ended December 31, 2021:

2021 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Amit Kumar	50,000	-	-	-	50,000
Kim J. Huntley (2)	77,500	-	-	-	77,500
Will A. Clarke	40,000	-	-	-	40,000
David Peterson (3)	-	-	-	-	-
Victor Lee (3)	-	-	-	-	-

(1)	None.

(2)

The Company increased the annual retainer for the Audit Committee Chair to $70,000 for the 2021 fiscal year for the additional time burden relating to SEC filings and remediation efforts for the Company’s material weakness in financial controls and procedures.

(3)	Non-independent directors do not receive compensation for their board service.

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

Item 11. Executive Compensation

We have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act.

This section provides an overview of the compensation awarded to, earned by, or paid to each individual who served as our principal executive officer during 2021, and up to two of our next most highly compensated executive officers in respect of their service to our Company for 2021. Our named executive officers, or the Named Executive Officers, for the year ended December 31, 2021, are:

•	Victor Lee, our CEO; and

•	Michael J. Gilbreth, our CFO.

The following Summary Compensation Table sets forth certain information regarding the compensation of our Named Executive Officers for services rendered in all capacities to us during the years ended December 31, 2021 and 2020.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Comp ($)	Total ($)
Victor Lee - Chief Executive Officer (1)	2021	165,000	200,000	-	-	-	365,000
	2020	96,903	-	-	-	-	96,903
Michael J. Gilbreth - Chief Financial Officer (2)	2021	165,000	74,250	-	-	-	239,250
	2020	37,706	-	-	-	-	37,706

(1)

Mr. Lee’s employment agreement provides for a minimum annual salary of $300,000, which salary was increased to $330,000 in 2016. Due to liquidity constraints, Mr. Lee agreed to limit his salary for 2020 and 2021 to the amounts shown in the summary compensation table above. For the 2022 year, Mr. Lee has agreed to an annual salary of $165,000. In April 2021, the Compensation Committee approved a special bonus to Mr. Lee of $100,000, and in December 2021, the Compensation Committee approved an additional bonus to Mr. Lee of $100,000.

(2)	Mr. Gilbreth joined the Company on October 5, 2020. In December 2021, the Compensation Committee approved a bonus to Mr. Gilbreth of $74,250.

Executive Employment Agreements

On April 4, 2014, we entered into an employment agreement with Mr. Lee. The employment agreement provides that Mr. Lee will receive an annual base salary of $300,000, subject to annual adjustments as determined by our board. Mr. Lee will also be eligible for an annual bonus of up to 100% of his base salary as determined at the sole discretion of our board or compensation committee. Under this agreement, if the Company terminates Mr. Lee without cause, then subject to his execution of a release of claims, (i) Mr. Lee is entitled to receive twelve months of base salary from the date of termination, and (ii) the initial stock option grant that Mr. Lee received upon commencing employment will remain exercisable for a year following the termination date. The initial stock option grant is currently fully vested, but Mr. Lee was historically entitled to an additional year of vesting under such initial stock option grant upon termination without cause prior to the full vesting of the option. In addition, the employment agreement provides that Mr. Lee is eligible to participate in the Company’s standard benefit plans and programs. Under the employment agreement, Mr. Lee is subject to a two year non-compete and non-solicit following termination of employment.

On October 5, 2020, the Company appointed Michael J. Gilbreth to serve as the Chief Financial Officer of the Company. The Company hired Mr. Gilbreth pursuant to the terms of a letter agreement and a standard and customary confidentiality, non-competition, and no-solicitation agreement. The offer letter provides for at-will employment with an annual base salary of $165,000, and an annual bonus opportunity of up to 60% of base salary. An annual minimum bonus of 25% of base salary is guaranteed, and the additional 35% is discretionary.

The following table sets forth information concerning the outstanding equity awards granted to the named executive officer as of December 31, 2021.

Outstanding Equity Awards at Fiscal Year-End 2021

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Option Exercise	Option Expiration	Number of Shares or Units of Stock That Have Not	Market Value of Shares or Units of Stock That Have Not
Name	Exerciseable	Unexerciseable	Price ($/sh)	Date	Vested	Vested
Victor Lee (1)	*	-	*	3/1/2023	-	-
	*	-	*	4/4/2024	-	-
	*	-	*	2/11/2025	-	-
	*	-	*	6/18/2025	-	-
	*	-	*	3/10/2026	-	-

(1)

After giving effect to the January 2022 reverse stock split, each of Mr Lee’s outstanding stock options (i) is exercisable for fewer than one share, and (ii) has a per share exercise price in excess of $6,000,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

None.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows information regarding the beneficial ownership of our common stock by our directors, executive officers, former executive officers and greater than 5% beneficial owners as of March 14, 2022.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power and all shares issuable upon exercise of options or the vesting of restricted stock within 60 days of March 14, 2022. For purposes of calculating the percentage of our common stock beneficially owned, the number of shares of our common stock includes 30,586,804 shares of our common stock outstanding as of March 14, 2022.

Unless otherwise indicated, each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned.

The address for each director or Named Executive Officer is c/o Ascent Solar Technologies, Inc., 12300 Grant Street, Thornton, Colorado 80241.

Name of Beneficial Owner	No. of Shares Beneficially Owned	Percentage
5% Stockholders:
Crowdex Investment, LLC (1)	5,545,042	18.1%
BD 1 Investment Holding, LLC (2)	15,933,334	52.1%
TubeSolar AG (3)	4,961,234	16.2%

Named Executive Officers and Directors:
Victor Lee	1	*
Michael J. Gilbreth	-	*
Amit Kumar, Ph.D.	1	*
Kim J. Huntley	1	*
Will A. Clarke	-	*
David Peterson (4)	-	*
All directors and executive officers as a group (6 persons)	3	*

*	Less than 1.0%
(1)	The address of Crowdex Investment, LLC ("Crowdex") is 1675 South State Street, Suite B, Kent County, Delaware 19901. Bernd Förtsch is the 100% direct and indirect beneficial owner of Crowdex.
(2)	The address of BD 1 Investment Holdings, LLC (“BD1”) is 1675 South State Street, Suite B, Kent County, Delaware 19901. Johannes Kuhn and Ute Kuhn are the indirect beneficial owners of BD1.
(3)

The address for TubeSolar AG (“TubeSolar”) is Berliner Allee 65, D – 86153 Augsburg, Germany. Bernd Förtsch directly and indirectly owns a controlling interest in TubeSolar. Mr. Förtsch disclaims beneficial ownership over any of the securities owned by TubeSolar.

(4)	Mr. Peterson is the manager of Crowdex. Mr. Peterson disclaims beneficial ownership of any securities owned by Crowdex.

Item 13. Certain Relationships and Related Transactions, and Director Independence

RELATED PARTY TRANSACTIONS

Relationship with Crowdex and TubeSolar

Crowdex and TubeSolar are both directly and indirectly beneficially owned and controlled by Bernd Förtsch.

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

In November 2020, Crowdex converted 1,200 shares of outstanding Series 1A Preferred Stock into 2,400,000 shares of Common Stock.

On November 27, 2020, we issued to Crowdex a $500,000 unsecured convertible promissory note in a private placement and received $500,000 of gross proceeds from the offering. On December 31, 2020, we sold 500 shares of Series 1A Preferred Stock to Crowdex in exchange for the cancellation of the note issued on November 27, 2020. There were no additional cash proceeds from this closing.

Crowdex acquired a $250,000 aggregate principal amount convertible promissory note of the Company from the original noteholder, Penumbra Solar, Inc., in September 2020. On December 9, 2021, Crowdex converted the note, together with accrued interest, into 545,041 shares of common stock.

On January 4, 2021, the Company entered into a securities purchase agreement with TubeSolar. Pursuant to this securities purchase agreement, the Company sold 2,500 shares of Series 1A Preferred Stock to TubeSolar and received $2,500,000 of gross proceeds on January 5, 2021. On July 19, 2021, we issued TubeSolar 120,000 shares of common stock upon the conversion by TubeSolar of 60 shares of Series 1A Preferred Stock. On September 3, 2021, we issued TubeSolar 80,000 shares of common stock upon the conversion by TubeSolar of 40 shares of Series 1A Preferred Stock.

On September 15, 2021, we entered into the JDA with TubeSolar to pursue the APV market. We also jointly established the JV. See “Item 1 Business” for additional detail.

On February 1, 2022:

•	Crowdex converted their remaining 1,300 shares of Series 1A Preferred Stock into 2,600,000 shares of common stock;
•	TubeSolar converted their remaining 2,400 shares of Series 1A Preferred Stock into 4,800,000 shares of common stock.

Relationship with BD1

On December 18, 2020, the Company entered into a securities exchange agreement (“BD1 Exchange Agreement”) with BD1. BD1 had previously acquired all of the Company’s existing outstanding unsecured notes (other than notes held by Global Ichiban and Crowdex) from the original note holders.  Pursuant to the terms of the BD1 Exchange Agreement, BD1 agreed to surrender and exchange all of its outstanding promissory notes with principal balances of approximately $10.4 million (including accrued interest and default penalties). In exchange and without the payment of any additional consideration, the Company issued to BD1 two unsecured convertible promissory notes with principal amounts of $10,340,000 (the “First Exchange Note”) and $160,000 (the “Second Exchange Note”). On August 16, 2021, BD1 sold and assigned a portion of the First Exchange Note equal to $600,000 in principal amount to Nanyang Investment Management Pte Ltd (“Nanyang”) on behalf of a client account for a purchase price of $600,000, and on January 21, 2022, further sold and assigned a portion of the First Exchange Note equal to $1,000,000 in principal amount to Nanyang on behalf of a client account for a purchase price of $1,000,000. On January 3, 2022, BD1 sold and assigned a portion of the First Exchange Note equal to $1,000,000 in principal amount to Fleur Capital Pte Ltd (“Fleur”) on behalf of a client account for a purchase price of $1,000,000. The Company has issued to BD1 an unsecured convertible promissory note with principal amount of $7,740,000 replacing the First Exchange Note (the “Replacement Note” and, together with the Second Exchange Note, the “BD1 Exchange Notes”).

On August 2, 2021, we entered into a securities purchase agreement with BD1 for the private placement of an aggregate of 133,334 shares of our common stock at a fixed price of $75 (as adjusted for the reverse stock split) per share in two tranches of 66,667 shares in exchange for $10,000,000 of aggregate gross proceeds. On September 2, 2021, we closed on the first tranche and, on November 5, 2021, we closed on the second tranche, receiving aggregate gross proceeds of $10,000,000.

On February 1, 2022, BD1 converted its $7,900,000 aggregate outstanding principal amount of BD1 Exchange Notes into 15,800,000 shares of common stock.

Johannes Kuhn is the indirect beneficial owner of BD1.

Relationship with Global Ichiban

On September 9, 2020, the Company entered into a securities exchange agreement (“GI Exchange Agreement”) with Global Ichiban Limited, a British Virgin Islands corporation (“GI”).

Pursuant to the terms of the GI Exchange Agreement, GI agreed to surrender and exchange all of its existing outstanding promissory notes with an aggregate principal balance of $6,374,666 (including accrued interest). In exchange, the Company issued to GI a secured convertible promissory note with a principal amount of $6,400,000 (“GI Exchange Note”).

On March 9, 2021, the Company entered into a settlement agreement (“Settlement”) with GI. Pursuant to the Settlement, the Company issued 33,600 shares of Common Stock of the Company (“Settlement Shares”) to GI in exchange for the cancellation of the GI Exchange Note, which had an outstanding principal balance of $5,800,000. The GI Exchange Note, which was originally scheduled to mature on September 30, 2022, had a variable-rate conversion feature that entitled GI to convert into shares of Common Stock of the Company at 80% of the 5-day average closing bid-price prior to any conversion.

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

Director Independence

Our Board of Directors has determined that three out of our five directors are independent directors, as defined under the applicable rules of the Nasdaq and OTC Markets listing standards. The independent directors are Messrs. Kumar, Huntley and Clarke.

Item 14. Principal Accounting Fees and Services

PRINCIPAL ACCOUNTANTS

Fees for audit and related services by our accounting firm, Haynie & Company, for the years ended December 31, 2021 and 2020 were as follows:

	2021	2020
Audit fees	$155,500	$155,500
Audit related fees	12,700	29,236
Total audit and audit related fees	168,200	184,736
Tax fees	-	22,000
All other fees	-	-
Total Fees	$168,200	$206,736

Audit fees for Haynie & Company for fiscal year 2021 and 2020 represents aggregate fees for the 2021 and 2020 annual audit and quarterly reviews of the financial statements. Audit-related services consisted primarily of audit of employee benefit plan and work performed in connection with our registration statements.

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
3.11

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated May 26, 2016 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed June 2, 2016)

3.12

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated September 15, 2016 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed September 16, 2016)

3.13

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated March 16, 2017 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed March 17, 2017)

3.14

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated July 19, 2018 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed July 23, 2018)

3.15

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated September 23, 2021 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed September 24, 2021)

3.16

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated January 27, 2022 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed February 2, 2022)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form SB-2/A filed on June 6, 2006 (Reg. No. 333-131216))
4.2	Certificate of Designations of Series A Preferred Stock (filed as Exhibit 4.2 to our Registration Statement on Form S-3 filed July 1, 2013 (Reg. No. 333-189739))
4.3*	Description of Securities
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

10.8†	Executive Employment Agreement, dated April 4, 2014, between the Company and Victor Lee (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 9, 2014)
10.9†	Seventh Amended and Restated 2005 Stock Option Plan (incorporated by reference to Annex B of our definitive proxy statement dated April 22, 2016)
10.10†	Seventh Amended and Restated 2008 Restricted Stock Plan Stock Option Plan Plan (incorporated by reference to Annex A of our definitive proxy statement dated April 22, 2016)
10.11	Industrial Lease for 12300 Grant Street, Thornton, Colorado dated September 21, 2020 (incorporated by reference to Exhibit 10.50 to our Annual Report on Form 10-K filed January 29, 2021)
10.12	Long-Term Supply and Joint Development Agreement dated September 15, 2021 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021)
10.13*	Fleur Capital Unsecured Convertible Promissory Note dated January 3, 2022
10.14*	Nanyang Unsecured Convertible Promissory Note dated January 21, 2022
23.1*	Consent of Haynie & Company
31.1*	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith
CTR	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
†	Denotes management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

ASCENT SOLAR TECHNOLOGIES, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of March, 2022.

ASCENT SOLAR TECHNOLOGIES, INC.
By:	/S/ VICTOR LEE
Lee Kong Hian (aka Victor Lee) President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacities	Date
/S/ VICTOR LEE	President & Chief Executive Officer and a Director (Principal Executive Officer)	March 14, 2022
Lee Kong Hian (aka Victor Lee)
Chief Financial Officer
/S/ MICHAEL J. GILBRETH	(Principal Financial and Accounting Officer)	March 14, 2022
Michael J. Gilbreth

/S/ AMIT KUMAR	Chairman of the Board of Directors	March 14, 2022
Amit Kumar, Ph.D.

/S/ WILL A. CLARKE	Director	March 14, 2022
Will A. Clarke

/S/ KIM J. HUNTLEY	Director	March 14, 2022
Kim J. Huntley

/S/ DAVID PETERSON	Director	March 14, 2022
David Peterson

Ascent Solar Technologies, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Ascent Solar Technologies, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ascent Solar Technologies, Inc. (the Company) as of December 31, 2021 and 2020, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 4 to the consolidated financial statements, the Company has continued limited photovoltaic production at its manufacturing facility and does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented its product strategy. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Complex Financing Transactions and Derivative Liabilities

Description of the Matter:

As discussed in Notes 9, 11, and 12 to the consolidated financial statements, the Company’s financing transactions include conversions to equity and agreements to restructure debt through assignment or settlement. Certain convertible notes were convertible into a variable number of shares, and the conversion feature was bifurcated from the debt host and accounted for as a derivative liability. Accounting for troubled debt restructuring and derivative liabilities is complex and involves significant judgement and estimations.

How We Addressed the Matter in Our Audit:

We reviewed the underlying assignment and settlement agreements, evaluated management’s troubled debt restructuring analysis, and confirmed outstanding balances with lenders. We also reviewed the Company’s debt agreements to determine if there were unidentified derivatives.

/s/ Haynie & Company

Haynie & Company

Salt Lake City, Utah

March 14, 2022

We have served as the Company’s auditor since 2017.

ASCENT SOLAR TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$5,961,760	$167,725
Trade receivables, net of allowance of $26,000 and $45,883, respectively	49,250	5,539
Inventories	592,172	534,431
Prepaid and other current assets	247,736	71,575
Total current assets	6,850,918	779,270
Property, Plant and Equipment:	22,425,935	24,867,176
Accumulated depreciation	(22,146,273)	(24,848,408)
	279,662	18,768
Other Assets:
Operating lease right-of-use assets, net	4,984,688	5,633,663
Patents, net of accumulated amortization of $135,050 and $467,102, respectively	86,595	439,836
Equity method investment	21,205	-
Other non-current assets	625,000	500,000
	5,717,488	6,573,499
Total Assets	12,848,068	7,371,537
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$642,165	$736,986
Related party payables	45,000	135,834
Accrued expenses	991,534	1,518,212
Accrued interest	475,671	438,063
Notes payable	250,000	250,000
Current portion of operating lease liability	646,742	575,404
Promissory notes, net	-	193,200
Embedded derivative liability	-	5,303,984
Total current liabilities	3,051,112	9,151,683
Long-Term Liabilities:
Non-current operating lease liabilities	4,532,490	5,179,229
Non-current secured promissory notes, net	-	5,405,637
Non-current convertible notes, net	8,076,847	7,813,048
Accrued warranty liability	21,225	14,143
Total liabilities	15,681,674	27,563,740
Stockholders’ Deficit:
Series A preferred stock, $.0001 par value; 750,000 shares authorized; 48,100 and 48,100 shares issued and outstanding, respectively ($801,533 and $752,765 Liquidation Preference, respectively)	5	5
Common stock, $0.0001 par value, 500,000,000 authorized; 4,786,804 and 3,659,828 shares issued and outstanding, respectively	479	368
Additional paid in capital	424,948,698	401,590,209
Accumulated deficit	(427,782,788)	(421,782,785)
Total stockholders’ deficit	(2,833,606)	(20,192,203)
Total Liabilities and Stockholders’ Deficit	$12,848,068	$7,371,537

The accompanying notes are an integral part of these consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2021	2020
Revenues
Products	$607,783	$66,613
Total Revenues	607,783	66,613
Costs and Expenses
Costs of revenue	1,902,414	174,588
Research, development and manufacturing operations	4,140,319	1,165,193
Selling, general and administrative	3,297,982	1,029,720
Depreciation and amortization	57,314	151,658
Total Costs and Expenses	9,398,029	2,521,159
Loss from Operations	(8,790,246)	(2,454,546)
Other Income/(Expense)
Other income/(expense), net	(169,423)	3,002,170
Interest expense	(1,088,327)	(3,507,533)
Change in fair value of derivatives and loss on extinguishment of liabilities, net	4,047,993	4,577,353
Total Other Income/(Expense)	2,790,243	4,071,990
Net Income/(Loss)	$(6,000,003)	$1,617,444
Net Income/(Loss) Per Share (Basic)	$(1.54)	$1.15
Net Income/(Loss) Per Share (Diluted)	$(1.54)	$0.32
Weighted Average Common Shares Outstanding (Basic)	3,894,015	1,410,347
Weighted Average Common Shares Outstanding (Diluted)	3,894,015	3,721,120

The accompanying notes are an integral part of these consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series A Preferred Stock		Series A1 Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at January 1, 2020	48,100	$5	-	$-	991,143	$99	$398,293,344	$(423,400,229)	$(25,106,781)
Interest Expense paid with Common Stock	-	-	-	-	4,266	-	2,132	-	2,132
Proceeds from issuance of Series 1A Preferred Stock	-	-	1,300	-	-	-	1,300,000	-	1,300,000
Stock issued for fees	-	-	-	-	-	-	-	-	-
Loss on Extinguishment of Liabilities	-	-	-	-	-	-	150,000	-	150,000
Conversion of Bellridge Note into Common Shares	-	-	-	-	90,000	9	44,991	-	45,000
Conversion of Global Ichiban Note into Common Shares	-	-	-	-	174,419	18	599,984	-	600,002
Conversion of Series A1 Preferred Stock into Common Stock	-	-	-	-	2,400,000	240	1,199,760	-	1,200,000
Net Income								1,617,444	1,617,444
Balance at December 31, 2020	48,100	$5	1,300	$-	3,659,828	$366	$401,590,211	$(421,782,785)	(20,192,203)
Proceeds from issuance of Series 1A Preferred Stock	-	-	2,500	-	-	-	2,500,000	-	2,500,000
Proceeds from issuance of Common Stock	-	-	-	-	148,334	15	12,999,985	-	13,000,000
Conversion of Global Ichiban Note into Common Shares	-	-	-	-	33,600	3	5,799,997	-	5,800,000
Loss on Extinguishment of Liabilities	-	-	-	-	-	-	1,686,079	-	1,686,079
Conversion of TubeSolar Series 1A Preferred Stock into Common Stock	-	-	(100)	-	200,000	20	(20)	-	-
Conversion of Nanyang Note into Common Stock	-	-	-	-	200,000	20	99,980	-	100,000
Conversion of Crowdex into Common Stock	-	-	-	-	545,042	55	272,466	-	272,521
Net Income								(6,000,003)	(6,000,003)
Balance at December 31, 2021	48,100	$5	3,700	$-	4,786,804	$479	$424,948,698	$(427,782,788)	(2,833,606)

The accompanying notes are an integral part of these consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2021	2020
Operating Activities:
Net income/(loss)	$(6,000,003)	$1,617,444
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	57,314	151,658
Operating lease asset amortization	648,975	185,827
Patent write off	297,702	—
Realized (gain) on sale and foreclosure of assets	—	(2,987,170)
Amortization of deferred financing costs	—	4,525
Non-cash interest expense	—	820,035
Amortization of debt discount	1,008,162	1,381,685
Bad debt expense	—	(141)
Warranty reserve	7,082	(14,261)
Change in fair value of derivatives and (gain) on extinguishment of liabilities, net	(4,047,993)	(4,577,353)
Changes in operating assets and liabilities:
Accounts receivable	(43,711)	(5,398)
Inventories	(57,741)	(539)
Prepaid expenses and other current assets	(301,161)	(524,502)
Accounts payable	(77,173)	(321,576)
Related party payable	(90,834)	(174,339)
Operating lease liabilities	(575,401)	(64,856)
Accrued interest	62,781	1,225,578
Accrued expenses	(292,442)	398,464
Net cash (used in) operating activities	(9,404,443)	(2,884,919)
Investing Activities:
Purchase of property, plant and equipment	(280,317)	—
Contributions to equity method investment	(21,205)	—
Proceeds on sale of assets	—	254,600
Patent activity costs	—	(156)
Net cash provided by (used in) investing activities	(301,522)	254,444
Financing Activities:
Proceeds from debt issuance	—	443,200
Repayment of debt	—	(145,000)
Proceeds from issuance of stock	15,500,000	2,500,000
Net cash provided by (used in) financing activities	15,500,000	2,798,200
Net change in cash and cash equivalents	5,794,035	167,725
Cash and cash equivalents at beginning of period	167,725	—
Cash and cash equivalents at end of period	$5,961,760	$167,725
Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Non-Cash Transactions:
Conversions of preferred stock and convertible notes to equity	$6,072,521	$647,132
Series 1A preferred stock conversion	$100,000	$—
Extinguishment of note payable	$193,200	$—
Operating lease assets obtained in exchange for operating lease liabilities	$—	$(5,819,489)
Non-cash mortgage derecognition	$—	$(6,443,897)
Non-cash property foreclosure	$—	$6,443,897
Initial embedded derivative liabilities	$—	$(447,903)
Promissory notes exchanged for convertible notes	$—	$650,000

The accompanying notes are an integral part of these consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION

Ascent Solar Technologies, Inc. (“Ascent”) was incorporated on October 18, 2005 from the separation by ITN Energy Systems, Inc. (“ITN”) of its Advanced Photovoltaic Division and all of that division’s key personnel, core technologies, and certain trade secrets and royalty free licenses to use in connection with the manufacturing, developing marketing, and commercializing Copper-Indium-Gallium-diSelenide (“CIGS”) photovoltaic (“PV”) products. ITN, a private company incorporated in 1994, is an incubator dedicated to the development of thin film, PV, battery, fuel cell and nano technologies. Through its work on research and development contracts for private and governmental entities, ITN developed proprietary processing and manufacturing know how applicable to PV products generally, and CIGS PV products in particular. ITN formed Ascent to commercialize its investment in CIGS PV technologies.

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

On September 15, 2021, the Company entered into the JDA with TubeSolar, a significant existing stakeholder in the Company. Under the terms of the JDA, the Company will produce, and TubeSolar will purchase, thin-film PV Foils for use in TubeSolar’s solar modules for APV applications that require solar foils for its production. Under the JDA, the Company will receive up (i) to $4 million of NRE fees, (ii) up to $13.5 million of payments upon achievement of certain agreed production and cost structure milestones, and (iii) product revenues from sales of PV Foils to TubeSolar. The JDA has no fixed term, and may only be terminated by either party for breach. The Company recognized $40,000 in product revenue from TubeSolar during the year ended December 31, 2021.

The Company and TubeSolar have also jointly established Ascent Solar Technologies Germany GmbH (“Ascent Germany”), in which TubeSolar holds of 30% of the entity. The purpose of Ascent Germany is to establish and operate a PV manufacturing facility in Germany that will produce and deliver PV Foils exclusively to TubeSolar. Until Ascent Germany’s facility is fully operational, PV Foils will be manufactured in the Company’s existing facility in Thornton, Colorado. The parties expect to jointly develop next generation tooling for use in manufacturing PV Foils at the JV facility. The Company purchased 17,500 shares of the JV for 1 Euro per share and accounts for this investment as an equity method investment as it does not have control of this entity, but does have significant influence over the activities that most significantly impacts the entity’s operations and financial performance. The Company currently cannot quantify its maximum exposure in this entity.

On January 28, 2022 as of 5:00 pm Eastern Time, the Company effected a reverse stock split of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a ratio of one-for-five thousand (the “Reverse Stock Split”). The Company’s common stock began trading on a split-adjusted basis at 9:30 am Eastern Time on January 31, 2022. Stockholders also received one whole share of Common Stock in lieu of a fractional share and no fractional shares were issued. All shares and per share amounts in the consolidated financial statements and accompanying notes have been retroactively adjusted to give effect to the Reverse Stock Split.

Following the Reverse Stock Split, the Company’s issued and outstanding shares of Common Stock were decreased from approximately 23.74 billion pre-split shares to 4.81 million post-split shares. In connection with the Reverse Stock Split effectiveness, the number of authorized shares of the Company's Common Stock were decreased from 30 billion to 500 million shares.

Although the Company is focused on various markets for its product, the Chief Executive Officer makes significant operating decisions and assesses the performance of the Company as a single business segment. Accordingly, the Company has one reportable segment.

NOTE 2. BASIS OF PRESENTATION

The accompanying consolidated financial statements have been derived from the accounting records of Ascent Solar Technologies, Inc. and its direct and indirectly wholly owned subsidiaries Ascent Solar (Asia) Pte. Ltd., and Ascent Solar (Shenzhen) Co., Ltd. (collectively, the “Company”) as of December 31, 2021 and 2020, and the results of operations for the years ended December 31, 2021 and 2020. Ascent Solar (Shenzhen) Co., Ltd. is wholly owned by Ascent Solar (Asia) Pte. Ltd. All significant inter-company balances and transactions have been eliminated in the accompanying consolidated financial statements.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Inventories: All inventories are stated at the lower of cost or net realizable value, with cost determined using the weighted average method. Inventory balances are frequently evaluated to ensure they do not exceed net realizable value. The computation for net realizable value takes into account many factors, including expected demand, product life cycle and development plans, module efficiency, quality issues, obsolescence and others. Management's judgment is required to determine reserves for obsolete or excess inventory. As of December 31, 2021, and 2020, the Company had inventory reserve balances of $395,943 and $598,392, respectively. If actual demand and market conditions are less favorable than those estimated by management, additional inventory write downs may be required.

Property, Plant and Equipment: Property, plant and equipment are recorded at the original cost to the Company. Assets are being depreciated over estimated useful lives of three to 10 years using the straight-line method, as presented in the table below, commencing when the asset is placed in service. Leasehold improvements are depreciated over the shorter of the remainder of the lease term or the life of the improvements. Upon retirement or disposal, the cost of the asset disposed of and the related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income. Expenditures for repairs and maintenance are expensed as incurred.

Useful Lives
in Years
Manufacturing machinery and equipment	5 - 10
Furniture, fixtures, computer hardware/software	3 - 7
Leasehold improvements	life of lease

Patents: At such time as the Company is awarded patents, patent costs are amortized on a straight-line basis over the legal life on the patents, or over their estimated useful lives, whichever is shorter. As of December 31, 2021, and 2020, the Company had $86,595 and $439,836 of net patent costs, respectively. Of these amounts $45,015 and $103,740 represent costs net of amortization incurred for awarded patents, and the remaining $41,580 and $663,892 represents costs incurred for patent in process applications as of December 31, 2021 and 2020, respectively. During the years ended December 31, 2021 and 2020, the Company capitalized $0 and $156 in patent costs, respectively, as it worked to secure design rights and trademarks for newly developed products. Amortization expense was $37,891 and $45,920 for the years ended December 31, 2021 and 2020, respectively.

During the year ended December 31, 2021, the Company concluded that certain expired patents were not curable and certain patents in process would not be granted. As such, during the year ended December 31, 2021, the Company wrote off the remaining book value of these assets and recorded a charge of $297,702 in Other income/(expense) in the consolidated statement of operations.

As of December 31, 2021, future amortization of patents is expected as follows:

2022	$19,169
2023	19,168
2024	6,493
2025	185
2026	-
$45,015

Impairment of Long-lived Assets: The Company analyzes its long-lived assets (property, plant and equipment) and definitive-lived intangible assets (patents) for impairment, both individually and as a group, whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Events that might cause impairment would include significant current period operating or cash flow losses associated with the use of a long-lived asset or group of assets combined with a history of such losses, significant changes in the manner of use of assets and significant negative industry or economic trends. An undiscounted cash flow analysis is calculated to determine if impairment exists. If impairment is determined to exist, any related loss is calculated using the difference between the fair value and the carrying value of the assets. During the years ended December 31, 2021 and 2020, the Company did not incur impairments of its manufacturing facilities and equipment.

Equity Method Investment: The Company accounts for its investments in stock of other entities over which the Company has significant influence, but not control, using the equity method of accounting. Under the equity method of accounting, the Company increases its investment for contributions made and records its proportionate share of net earnings, declared dividends and partnership distributions based on the most recently available financial statements of the investee. The Company re-evaluates the classification at each balance sheet date and when events or changes in circumstances indicate that there is a change in the Company’s ability to exercise significant influence. The Company evaluates its equity method investments for potential impairment whenever events or changes in circumstances indicate that there is an other-than-temporary decline in the value of the investment. Declines in fair value that are deemed to be other-than-temporary are charged to Other income (expense), net.

Related Party Payables: The Company accounts for fees due to board members in the related party payables account on the consolidated balance sheets.

Convertible Notes: The Company issues, from time to time, convertible notes. Refer to Note 11 for further information.

Convertible Preferred Stock: The Company evaluates its preferred stock instruments under FASB ASC 480, "Distinguishing Liabilities from Equity" to determine the classification, and thereby the accounting treatment, of the instruments. Refer to Notes 13 and 14 for further discussion on the classification of each instrument.

Derivatives: The Company evaluates its financial instruments under FASB ASC 815, "Derivatives and Hedging" to determine whether the instruments contain an embedded derivative. When an embedded derivative is present, the instrument is evaluated for a fair value adjustment upon issuance and at the end of every reporting period. Any adjustments to fair value are treated as gains and losses in fair values of derivatives and are recorded in the Consolidated Statements of Operations. Refer to Notes 11 and 12 for further discussion on embedded derivatives.

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

Leases: The Company determines if an arrangement is a lease or contains a lease at the inception of the contract. The Company accounts for non-lease components, such as certain taxes, insurance and common area maintenance, separate from the lease arrangement. Operating lease liabilities, which represent the Company’s obligation to make lease payments arising from the lease, and corresponding Operating lease right-of-use assets, which represent the Company’s right to use an underlying asset for the lease term, are recognized at the commencement date of the lease based on the present value of fixed future payments over the lease term. The Company utilizes the lease term for which it is reasonably certain to use the underlying asset, including consideration of options to extend or terminate the lease. Incentives received from landlords are recorded as a reduction to the lease right-of-use assets. The Company does not recognize lease right-of-use assets and corresponding lease liabilities for leases with initial terms of 12 months or less.

The Company calculates the present value of future payments using the discount rate implicit in the lease, if available, or its incremental borrowing rate. The incremental borrowing rate is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. In determining the Company's operating lease right of use assets and operating lease liabilities, the Company applied these incremental borrowing rates to the minimum lease payments within the lease agreement.

Revenue Recognition:

Product revenue. We recognize revenue for the sale of PV modules and other equipment sales at a point in time following the transfer of control of such products to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts. For module and other equipment sales contracts that contain multiple performance obligations, we allocate the transaction price to each performance obligation identified in the contract based on relative standalone selling prices, or estimates of such prices, and recognize the related revenue as control of each individual product is transferred to the customer.

During the years ended December 31, 2021 and 2020, the Company recognized product revenue of $607,783 and $66,613, respectively.

Milestone revenue. Each milestone arrangement is a separate performance obligation. The transaction price is estimated using the most likely amount method and revenue is recognized as the performance obligation is satisfied through achieving manufacturing or cost targets and engineering targets. No milestone revenue was recognized for the years ended December 31, 2021 and 2020.

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

No government contract revenue was recognized for the years ended December 31, 2021 and 2020.

As a practical expedient, the Company elects to exclude disclosures related to certain unsatisfied performance obligations. These performance obligations include the milestone performance obligations which are wholly unsatisfied as of December 31, 2021.

Receivables and Allowance for Doubtful Accounts: Trade accounts receivable are recorded at the invoiced amount as the result of transactions with customers. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company estimates the collectability of accounts receivable using analysis of historical bad debts, customer creditworthiness and current economic trends. Reserves are established on an account-by-account basis and are written off against the allowance in the period in which the Company determines that is it probable that the receivable will not be recovered.

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

As of December 31, 2021 and 2020, the Company had an accounts receivable, net balance of $49,250 and $5,539, respectively. As of December 31, 2021 and 2020, the Company had an allowance for doubtful accounts of $26,000 and $45,883, respectively.

The payment terms and conditions in customer contracts vary. Customers required to prepay are represented by the contract liabilities, included in Accrued Liabilities on the Consolidated Balance Sheets, until the Company’s performance obligations are satisfied. Invoiced customers are typically required to pay within 30 days of invoicing. Deferred revenue was as follows:

Balance as of January 1, 2020	$-
Additions	307,500
Recognized as revenue	-
Balance as of December 31, 2020	307,500
Additions	22,500
Recognized as revenue	(307,500)
Balance as of December 31, 2021	$22,500

For the years ended December 31, 2021 and 2020, one customer’s revenue individually represented 83% and 67%, respectively, of the Company’s total revenue.

Shipping and Handling Costs: The Company classifies shipping and handling costs for products shipped to customers as a component of “Cost of revenues” on the Company’s Consolidated Statements of Operations. Customer payments of shipping and handling costs are recorded as a component of Revenues.

Research, Development and Manufacturing Operations Costs: Research, development and manufacturing operations expenses were $4,140,319 and $1,165,193 for the years ended December 31, 2021 and 2020, respectively. Research, development and manufacturing operations expenses include: 1) technology development costs, which include expenses incurred in researching new technology, improving existing technology and performing federal government research and development contracts, 2) product development costs, which include expenses incurred in developing new products and lowering product design costs, and 3) pre-production and production costs, which include engineering efforts to improve production processes, material yields and equipment utilization, and manufacturing efforts to produce saleable product. Research, development and manufacturing operations costs are expensed as incurred, with the exception of costs related to inventoried raw materials, work-in-process and finished goods, which are expensed as cost of revenue as products are sold.

Marketing and Advertising Costs: The Company advertises in print, television, online and through social media. The Company will also authorize customers to run advertising campaigns on its behalf through various media outlets. Marketing and advertising costs are expensed as incurred. Marketing and advertising expenses were $8,912 and $3,559 for the years ended December 31, 2021 and 2020, respectively.

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

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years (2018-2021) in these jurisdictions. The Company believes its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded.

Earnings per Share: Earnings per share (“EPS”) are the amount of earnings attributable to each share of common stock. Basic EPS has been computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Income available to common stockholders has been computed by deducting  dividends accumulated for the period on cumulative preferred stock (whether or not earned) from net income. Diluted earnings per share have been computed by dividing net income adjusted on an if-converted basis for the period by the weighted average number of common shares and potentially dilutive common share outstanding (which consist of options and convertible securities using the treasury stock method or the if-converted method, as applicable, to the extent they are dilutive).

Approximately 28.2 million dilutive common shares for the year ended December 31, 2021 were omitted because they were anti-dilutive. There were approximately 2.3 million dilutive shares for the year ended December 31, 2020.

Fair Value Estimates: Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The Company uses fair value hierarchy based on three levels of inputs, of which, the first two are considered observable and the last unobservable, to measure fair value:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.
•

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Certain long-lived assets and current liabilities have been measured at fair value on a recurring and non-recurring basis. See Note 5. Property, Plant and Equipment and Note 11. Convertible Notes. The carrying amount of our long-term debt outstanding approximates fair value because our current borrowing rate does not materially differ from market rates for similar bank borrowings and are considered to be Level 2. The carrying value for cash and cash equivalents, accrued expenses and other assets and liabilities approximate their fair values due to their short maturities.

Recently Issued Accounting Standards

 In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity s Own Equity. ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective for smaller reporting public companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Management has not yet evaluated the impact that the adoption of ASU 2020-06 will have on the Company’s consolidated financial statement presentation or disclosures.

Other new pronouncements issued but not effective as of December 31, 2021 are not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 4. LIQUIDITY, CONTINUED OPERATIONS, AND GOING CONCERN

During the years ended December 31, 2021 and 2020, the Company entered into multiple financing agreements to fund operations. Further discussion of these transactions can be found in Notes 8, 9, 10, and 11.

The Company has continued limited PV production at its manufacturing facility. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented its product strategy. During the year ended December 31, 2021 the Company used $9,404,443 in cash for operations. As of December 31, 2021, the Company had  $2,365,087 in net debt (debt adjusted for cash and cash equivalents), and $687,165 in payables. Also, as of December 31, 2021, the Company owed $475,671 in interest.

Additional projected product revenues are not anticipated to result in a positive cash flow position for the year 2022 overall and, as of December 31, 2021, the Company has a working capital of $3,799,806. As such, cash liquidity sufficient for the year ending December 31, 2022 will require additional financing.

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

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

The following table summarizes property, plant and equipment as of December 31, 2021 and 2020:

	As of December 31,
	2021	2020
Furniture, fixtures, computer hardware and computer software	$473,448	$489,421
Manufacturing machinery and equipment	21,863,624	24,377,755
Manufacturing machinery and equipment, in progress	88,863	-
Depreciable property, plant and equipment	22,425,935	24,867,176
Less: Accumulated depreciation and amortization	(22,146,273)	(24,848,408)
Net property, plant and equipment	$279,662	$18,768

The Company analyzes its long-lived assets for impairment, both individually and as a group, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

Depreciation expense for the years ended December 31, 2021 and 2020 was $19,423 and $105,738, respectively. Depreciation expense is recorded under “Depreciation and amortization expense” in the Consolidated Statements of Operations.

On July 29, 2020 the Company’s owned facility at 12300 Grant Street, Thornton, CO 80241 (the “Building”) was foreclosed by the Building’s first lien holder (“Mortgage Holder”) and sold at public auction. The successful bidder for the Building was the Mortgage Holder, at the price of $7.193 million. As a result, the Company’s obligations to Mortgage Holder and all of the Company’s outstanding real property taxes on the Building were considered fully repaid. The Company recognized a gain of approximately $3 million on the sale of the property.

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

As of December 31, 2021 and 2020, assets and liabilities related to the Company's lease were as follows:

	As of December 31,
	2021	2020
Operating lease right-of-use assets, net	$4,984,688	$5,633,663
Current portion of operating lease liability	646,742	575,404
Non-current portion of operating lease liability	4,532,490	5,179,229

During the years ended December 31, 2021 and 2020 the Company recorded operating lease costs included in rent expense of $1,033,570 and $287,103, respectively.

Future maturities of the operating lease liability are as follows:

2022	$988,800
2023	1,018,464
2024	1,049,018
2025	1,080,488
2026	1,112,903
Thereafter	1,146,291
Total lease payments	$6,395,964
Less amounts representing interest	(1,216,732)
Present value of lease liability	$5,179,232

The remaining lease term and discount rate of the operating lease is 72.5 months and 7.0% respectively.

NOTE 6. INVENTORIES

Inventories consisted of the following at December 31, 2021 and 2020:

	As of December 31,
	2021	2020
Raw materials	$575,154	$525,626
Work in process	15,803	-
Finished goods	1,215	8,805
Total	$592,172	$534,431

NOTE 7. NOTES PAYABLE

Prior to 2020, the Company entered into two agreements with a vendor (“Vendor 1”) to convert the balance of their account into four notes payable in the aggregate amount of $1,073,825. The notes bear interest of 6% per annum and matured on February 24, 2018 and July 31, 2018, respectively, but remained unpaid as of January 1, 2020. At January 1, 2020, the aggregate principal and accrued interest balances were $1,073,825 and $162,205, respectively. On September 11, 2020, the Company entered into a settlement agreement (the “Settlement Agreement A”) with Vendor 1 and paid $120,000 on September 23, 2020 as the full and final settlement of all amounts owed between the parties. Following payment, a satisfaction of an existing judgment in favor of Vendor 1 was filed in Adams County, Colorado. The Company booked a gain of approximately $1.1 million relating to Settlement Agreement A.

Prior to 2020, the Company entered into an agreement with another vendor (“Vendor 2”) to convert the balance of their account into a note payable in the amount of $250,000. The note bears interest of 5% per annum and matured on February 28, 2018. As of December 31, 2021, the Company had not made any payments on this note, the accrued interest was $56,336, and the note is due upon demand. To the best of our knowledge, Vendor 2 had not made any attempts to recover any amount owing to them since 2019.

Prior to 2020, the Company entered into a settlement agreement with a customer to convert the credit balance of their account into a note payable in the amount of $215,234. The note bears interest of 5% per annum and matured on December 31, 2019. The Company made principal and interest payments of $32,529 and $897, respectively. At January 1, 2020, the remaining principal and accrued interest balances were $182,705 and $21,933, respectively. On September 11, 2020, the Company entered into a settlement agreement (the “Settlement Agreement B”) with the customer and paid $20,000 on September 18, 2020 as the full and final settlement of all amounts owed between the parties. The Company booked a gain of approximately $185,000 relating to Settlement Agreement B.

NOTE 8. DEBT

On August 2, 2019, Colorado Housing and Finance Authority (“CHFA”) entered into an agreement to assign the mortgage note to Iliad Research and Trading, L.P., a Utah limited liability partnership ("IRT"). This agreement closed on September 11, 2019, and IRT paid a total of $5,885,148 to CHFA to assume the note. The payment amount consisted of $5,405,666 of principal and $479,482 of interest and fees. Interest was accrued on the note at the default interest rate of 10.5%. At January 1, 2020, the remaining principal and accrued interest balances were $5,885,148 and $190,158, respectively.

On July 29, 2020, the Company’s owned facility at 12300 Grant Street, Thornton, CO 80241 (the “Building”) was foreclosed by IRT and sold at public auction.

NOTE 9. SECURED PROMISSORY NOTE

The following table provides a summary of the activity of the Company's secured notes:

	Global Ichiban	St. George	BD1	Total
Secured Notes Principal Balance at January 1, 2020	5,012,897	2,160,000	—	$7,172,897
New notes	6,400,000	—	—	6,400,000
Note conversions	(600,000)	—	—	(600,000)
Note Assignments	—	(2,160,000)	2,160,000	—
Notes Exchanged	(5,012,897)	—	(2,160,000)	(7,172,897)
Secured Notes Principal Balance at December 31, 2020	5,800,000	—	—	5,800,000
Less: remaining discount	(394,363)	—	—	(394,363)
Secured Notes, net of discount, at December 31, 2020	5,405,637	—	—	5,405,637
New notes		—	—	—
Note conversions	(5,800,000)	—	—	(5,800,000)
Secured Notes Principal Balance at December 31, 2021	$—	$—	$—	$—

Global Ichiban Secured Promissory Notes

Prior to 2020, the Company had issued secured notes to Global Ichiban Limited (“Global”) that had aggregate remaining principal and accrued interest balances of $5,012,897 and $885,475, respectively, as of January 1, 2020.

All principal and accrued interest on the notes was redeemable at any time, in whole or in part, at the option of Global. The redemption amount may be paid in cash or converted into shares of common stock at a variable conversion price equal to the lowest of (i) 85% of the average VWAP for the shares over the prior 5 trading days, (ii) the closing bid price for the shares on the prior trading day, or (iii) $10,000 per share, at the option of the Company.

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

On December 9, 2020, Global converted $600,000 into 174,419 common shares. On March 9, 2021, the Company entered into a settlement agreement (“Settlement”) with Global. Pursuant to the Settlement, the Company issued 33,600 shares of Common Stock of the Company to Global in exchange for the cancellation of the remaining outstanding secured promissory note of $5,800,000.

The conversion option associated with the note was deemed to include an embedded derivative that required bifurcation and separate accounting. Refer to Note 12. Derivative Liabilities for further details.

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

The conversion option associated with the notes was deemed to include an embedded derivative that required bifurcation and separate accounting. Refer to Note 12. Derivative Liabilities for further details.

On September 9, 2020, all debts with St. George were assigned to BD1 as part of the Company’s recapitalization and restructuring effort which began in June 2020. The Company subsequently entered into an Exchange Agreement with BD1 on December 18, 2020. Refer to the BD1 Convertible Notes in Note 11. Convertible Notes for further discussion.

NOTE 10. PROMISSORY NOTES

The following table provides a summary of the activity of the Company's non-convertible, unsecured, promissory notes:

	Investor 1	Investor 2	BD1	SBA	Total
Promissory Notes Principal Balance at January 1, 2020	$494,437	$615,000	$—	$—	$1,109,437
New principal	—	35,000	—	193,200	228,200
Notes assigned	(494,437)	(650,000)	1,144,437	—	—
Notes exchanged			(1,144,437)		$(1,144,437)
Promissory Notes Principal Balance at December 31, 2020	—	—	—	193,200	193,200
Notes forgiven	—	—	—	(193,200)	(193,200)
Promissory Notes Balance at December 31, 2021	$—	$—	$—	$—	$—

Offering of Unsecured, Non-Convertible Notes to Investor 1

Prior to 2020, the Company had issued a note to a private investor (“Investor 1”), that had remaining principal and accrued interest balances of $494,437 and $145,971, respectively, as of January 1, 2020. The note bears an interest rate of 12%, and principal and interest on this note were payable at maturity. This note was not convertible into equity shares of the Company and was unsecured.

On September 11, 2020 the debt with Investor 1 was assigned to BD1 as part of the Company’s recapitalization and restructuring effort which began in June 2020. The Company subsequently entered into an Exchange Agreement with BD1 on December 18, 2020. Refer to the BD1 Convertible Notes in Note 11. Convertible Notes for further discussion.

Offering of Unsecured, Non-Convertible Notes to Investor 2

Prior to 2020, the Company had issued notes to another private investor (“Investor 2”), that had aggregate remaining principal and accrued interest balances of $615,000 and $34,046, respectively, as of January 1, 2020. These notes bear interest at a rate of 12% and matured between September 11, 2019 and March 9, 2020. All principal and interest was payable upon maturity.

During 2020, the Company initiated a non-convertible, unsecured promissory note with Investor 2 for an aggregate principal amount of $150,000. The promissory note was issued with an original issue discount of $35,000, which will be recorded as interest expense ratably over the term of the note, resulting in proceeds to the company of $115,000, which was received in several tranches between September 2020 and November 2020. This note bears interest at 12% per annum and matured on May 1, 2021. All principal and interest is payable upon maturity.

On September 11, 2020, the entire debt with Investor 2 was assigned to BD1 as part of the Company’s recapitalization and restructuring effort which began in June 2020. The Company subsequently entered into an Exchange Agreement with BD1 on December 18, 2020. Refer to the BD1 Convertible Notes in Note 11. Convertible Notes for further discussion.

SBA PPP

On April 17, 2020, the Company obtained a PPP Loan from Vectra Bank Colorado (“Vectra”) in the aggregate amount of $193,200, which was established under the CARES Act, as administered by the Small Business Association (“SBA”). Under the terms of the CARES Act and the PPP, all or a portion of the principal amount of the PPP Loan is subject to forgiveness so long as, over the 24-week period following the Company’s receipt of the proceeds of the PPP Loan, the Company uses those proceeds for payroll costs, rent, utility costs or the maintenance of employee and compensation levels. The PPP Loan is unsecured, guaranteed by the SBA, and has a two-year term, maturing on April 17, 2022. Interest accrues on the loan beginning with the initial disbursement; however, payments of principal and interest are deferred until Vectra’s determination of the amount of forgiveness applied for by the Company is approved by the SBA. If the Company does not apply for forgiveness within 10 months after the last day of the covered period (defined, at the Company’s election as 24 weeks), such payments will be due that month. On September 4, 2021, the Company received notification from Vectra that the SBA has forgiven the PPP loan. The Company recognized $195,852 of forgiven principal and accrued interest in Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net in the Consolidated Statement of Operations.

NOTE 11. CONVERTIBLE NOTES

The following table provides a summary of the activity of the Company's unsecured, convertible, promissory notes:

	Principal Balance 1/1/2020	New Notes	Notes assigned or exchanged	Notes converted	Principal Balance 12/31/2020	Less: Discount Balance	Net Principal Balance 12/31/2020
October 2016 Notes	$330,000	$—	$(330,000)	$—	$—	$—	$—
St. George Notes	617,663	—	(617,663)		—	—	—
BayBridge Notes	940,600	—	(940,600)		—	—	—
Bellridge Notes	496,000	—	(451,000)	(45,000)	—	—	—
Power Up Notes	106,820	—	(106,820)		—	—	—
Widjaja Note	330,000	—	(330,000)		—	—	—
GS Capital Notes	169,500	—	(169,500)		—	—	—
Penumbra Note (related party)	—	250,000	(250,000)		—	—	—
BD1 Notes (related party)	—	10,500,000	—		10,500,000	(2,936,952)	7,563,048
Crowdex Note (related party)	—	—	250,000		250,000	—	250,000
	$2,990,583	$10,750,000	$(2,945,583)	$(45,000)	$10,750,000	$(2,936,952)	$7,813,048

	Principal Balance 12/31/2020	New Notes	Notes assigned or exchanged	Notes converted	Principal Balance 12/31/2021	Less: Discount Balance	Net Principal Balance 12/31/2021
BD1 Notes (related party)	$10,500,000	$—	$(600,000)	$—	$9,900,000	$(2,210,182)	$7,689,818
Crowdex Note (related party)	250,000	—	—	(250,000)	—	—	—
Nanyang Note	—	—	600,000	(100,000)	500,000	(112,971)	387,029
	$10,750,000	$—	$—	$(350,000)	$10,400,000	$(2,323,153)	$8,076,847

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

The conversion option associated with the notes was deemed to include an embedded derivative that required bifurcation and separate accounting. Refer to Note 12. Derivative Liabilities for further details.

On September 11, 2020, the October 2016 Convertible Notes were assigned to BD1 as part of the Company’s recapitalization and restructuring effort which began in June 2020. The Company subsequently entered into an Exchange Agreement with BD1 on December 18, 2020. Refer to the BD1 Convertible Notes in Note 11. Convertible Notes for further discussion.

St. George Convertible Note

Prior to 2020, the Company sold and issued a $1,700,000 convertible note to St. George, which had a principal balance of $617,663 as of January 1, 2020.

This note matured on March 11, 2019. The note does not bear interest in the absence of an event of default. The note is due upon demand and a default interest rate has not been designated by St. George.

The conversion option associated with the note was deemed to include an embedded derivative that required bifurcation and separate accounting. Refer to Note 12. Derivative Liabilities for further details.

On September 9, 2020, the St. George Convertible Note was assigned to BD1 as part of the Company’s recapitalization and restructuring effort which began in June 2020. The Company subsequently entered into an Exchange Agreement with BD1 on December 18, 2020. Refer to the BD1 Convertible Notes in Note 11. Convertible Notes for further discussion.

Baybridge Convertible Note

Prior to 2020, the Company had issued convertible notes to BayBridge Capital Fund LP ("BayBridge”), which had remaining principal and accrued interest balances of $940,600 and $65,888, respectively, as of January 1, 2020.

The Exchange Notes are unsecured, have no applicable registration rights, bear interest at a rate of 12% per annum, and matured between September 7, 2019 and August 22, 2020. The notes contain standard and customary events of default.

The terms of the Exchange Notes included a conversion feature which was the lesser of (i) a price range of $2.50 to $750, or (ii) a range of 65% to 70% of the lowest traded price for the shares over the prior five trading days.

The conversion option associated with the notes was deemed to include an embedded derivative that required bifurcation and separate accounting. Refer to Note 12. Derivative Liabilities for further details.

On September 11, 2020, the Baybridge Convertible Notes were assigned to BD1 as part of the Company’s recapitalization and restructuring effort which began in June 2020. The Company subsequently entered into an Exchange Agreement with BD1 on December 18, 2020. Refer to the BD1 Convertible Notes in Note 11. Convertible Notes for further discussion.

Bellridge Convertible Notes

Prior to 2020, the Company had issued convertible notes to Bellridge Capital, LP (“Bellridge”) which had aggregate principal and accrued interest balances of $496,000 and $63,474, respectively, as of January 1, 2020.

The note is not secured, contains no registration rights, has an interest rate of 10% per annum, matured on October 22, 2020, and contains standard and customary events of default. Bellridge shall have the option to convert all or a portion of the amounts outstanding under the note, into shares of the Company's common stock. Conversions into common stock shall be calculated using a variable conversion price equal to the lesser of (i) $2.50 or (ii) 70% of the lowest traded price for the shares over the prior ten-day trading period immediately preceding the conversion. The original issue discount of $20,000 was charged to interest, ratably, over the life of the note.

Shares of common stock may not be issued pursuant to any of these notes if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 4.99% of the outstanding shares of Common Stock.

During 2020, an aggregate principal of $45,000 and interest of $2,133, on the Bellridge convertible notes had been converted into 94,266 shares of common stock and no cash payments of principal or interest had been made.

 The conversion option associated with the notes was deemed to include an embedded derivative that required bifurcation and separate accounting. Refer to Note 12. Derivative Liabilities for further details.

On September 11, 2020, the Bellridge Convertible Notes were assigned to BD1 as part of the Company’s recapitalization and restructuring effort which began in June 2020. The Company subsequently entered into an Exchange Agreement with BD1 on December 18, 2020. Refer to the BD1 Convertible Notes in Note 11. Convertible Notes for further discussion.

Power Up Convertible Notes

Prior to 2020, the Company had issued convertible notes to Power Up Lending Group, LTD ("Power Up"), which had remaining aggregate principal and accrued interest balances of $106,820 and $9,346, respectively, at January 1, 2020.

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

The conversion option associated with the notes was deemed to include an embedded derivative that required bifurcation and separate accounting. Refer to Note 12. Derivative Liabilities for further details.

On September 11, 2020, the Power Up Convertible Notes were assigned to BD1 as part of the Company’s recapitalization and restructuring effort which began in June 2020. The Company subsequently entered into an Exchange Agreement with BD1 on December 18, 2020. Refer to the BD1 Convertible Notes in Note 11. Convertible Notes for further discussion.

Widjaja Convertible Note

Prior to 2020, the Company had sold and issued a convertible note to Jason Widjaja (“Widjaja”) which had remaining aggregate principal and accrued interest balances of $330,000 and $38,407, respectively, as of January 1, 2020. The note is unsecured, bears interest at 12% per annum, matures on January 11, 2020, and contains standard and customary events of default including but not limited to: (i) failure to make payments when due under the note, and (ii) bankruptcy or insolvency of the Company. Principal and interest on the note will be payable upon maturity.

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

During 2020, no principal and no interest had been converted into shares of common stock and no cash payments of principal or interest had been made.

The conversion option associated with the note was deemed to include an embedded derivative that required bifurcation and separate accounting. Refer to Note 12. Derivative Liabilities for further details.

On September 11, 2020, the Widjaja Convertible Note was assigned to BD1 as part of the Company’s recapitalization and restructuring effort which began in June 2020. The Company subsequently entered into an Exchange Agreement with BD1 on December 18, 2020. Refer to the BD1 Convertible Notes in Note 11. Convertible Notes for further discussion.

GS Capital Convertible Note

Prior to 2020, the Company had sold and issued convertible notes to GS Capital Partners, LLC (“GS”) which had remaining aggregate principal and accrued interest balances of $169,500 and $8,832, respectively, as of January 1, 2020.

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

The conversion option associated with the notes was deemed to include an embedded derivative that required bifurcation and separate accounting. Refer to Note 12. Derivative Liabilities for further details.

On September 11, 2020, the GS Convertible Note was assigned to BD1 as part of the Company’s recapitalization and restructuring effort which began in June 2020. The Company subsequently entered into an Exchange Agreement with BD1 on December 18, 2020. Refer to the BD1 Convertible Notes in Note 11. Convertible Notes for further discussion.

Penumbra Convertible Note

On June 9, 2020, the Company issued to Penumbra Solar, Inc. (“Penumbra”) a $250,000 aggregate principal amount convertible promissory note. The Company has received $250,000 of gross proceeds from the offering of the note. The aggregate principal amount (together with accrued interest) will mature on June 9, 2021. The note bears interest at a rate of 6% per annum. The interest rate increases to 18% in the event of a default. The note is convertible, at the holder’s option, into shares of the Company’s Common Stock at a conversion price equal to $0.50 per share.

On September 25, 2020, the Penumbra Convertible Note was assigned to Crowdex.

Crowdex Convertible Note

On September 25, 2020, as discussed above, Penumbra assigned its note to Crowdex. At December 31, 2020, the note had a principal balance of $250,000 and an accrued interest balance of $8,425. The aggregate principal amount (together with accrued interest) will mature on June 9, 2021. The note bears an interest rate of 6% per annum. The interest rate increases to 18% in the event of a default. The note is convertible, at the holder’s option, into shares of the Company’s Common Stock at a conversion price equal to $0.50 per share. On December 9, 2021, Crowdex converted its aggregate principal and accrued interest totaling $272,521 into 545,041 shares of common stock.

BD1 Convertible Note

During September 2020, a number of the Company’s investors entered into assignment agreements to sell their existing debt to BD1. Refer to Notes 9, 10, and 11, for more information. The assignments did not change the terms of the notes, and transferred ownership of the following debts:

	Principal Converted	Interest Converted	Footnote Reference
St George	$2,160,000	$417,000	Note 9
Investor 1	495,000	187,000	Note 10
Investor 2	650,000	86,000	Note 10
October 2016 Note	330,000	79,000	Note 11
St George	618,000	—	Note 11
Baybridge	941,000	152,000	Note 11
Bellridge	451,000	121,000	Note 11
Power Up	107,000	16,000	Note 11
Widjaja	330,000	68,000	Note 11
GS Capital	170,000	19,000	Note 11
Total	$6,252,000	$1,145,000

On December 18, 2020, the Company entered into a securities exchange agreement (“BD1 Exchange Agreement”) with BD1, who had previously acquired all of the Company’s existing outstanding unsecured notes (other than notes held by GI and Crowdex) from the original note holders as listed above.

Pursuant to the terms of the BD1 Exchange Agreement, BD1 agreed to surrender and exchange all of its outstanding promissory notes with principal balances of approximately $10.4 million (including accrued interest and default penalties). In exchange, the Company issued to BD1 two unsecured convertible notes with an aggregate principal amount of $10,500,000 (“BD1 Exchange Notes”). The BD1 Exchange Notes do not bear any interest, and will mature on December 18, 2025. BD1 has the right, at any time until the BD1 Exchange Notes are fully paid, to convert any outstanding and unpaid principal into shares of Common Stock at a fixed conversion price equal to $0.50 per share. Accordingly, the Company would issue 21,000,000 shares of Common Stock upon a full conversion of the BD1 Exchange Notes.

On August 13, 2021, BD1 assigned $600,000 of its outstanding principal balance to Nanyang Investment Management Pte Ltd (“Nanyang”). As of December 31, 2021, BD1 held notes with an aggregate principal amount of $9,900,000 convertible to 19,800,000 shares of common stock.

Nanyang Convertible Note

On August 13, 2021, as discussed above, BD1 assigned $600,000 of the BD1 Exchange Notes to Nanyang. This note does not bear any interest and will mature on December 18, 2025. Nanyang has the right, at any time until the note is fully paid, to convert any outstanding and unpaid principal into share of common stock at a fixed conversion price equal to $0.50 per share. Accordingly, the Company would issue 1,200,000 common shares upon full conversion of this note. Shares of common stock may not be issued pursuant to this note if, after giving effect to the conversion or issuance, Nanyang, together with its affiliates, would beneficially own in excess of 4.99% of the outstanding shares of the Company’s common stock.

On October 13, 2021, $100,000 of Nanyang’s convertible notes were converted into 200,000 shares of common stock. As of December 31, 2021, Nanyang held notes with an aggregate principal amount of $500,000 convertible to 1,000,000 shares of common stock.

NOTE 12. DERIVATIVE LIABILITIES

The following table is a summary of the derivative liability activity for the years ended December 31, 2021 and 2020:

Derivative Liability Balance as of January 1, 2020	$7,717,150
Additional derivative liability on new notes	447,903
Change in fair value of derivative liability	(2,861,069)
Derivative Liability Balance as of December 31, 2020	5,303,984
Liability extinguished	(5,303,984)
Derivative Liability Balance as of December 31, 2021	$—

Convertible Notes Assigned to BD1

The convertible notes that were assigned to BD1 in September 2020, further described above in Notes 10 and 11, were exchanged for new notes as part of the Company’s recapitalization and restructuring effort which began in June 2020. Prior to the exchange, pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion options in the notes were deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. The fair value measurements rely primarily on Company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with the notes approximates management’s estimate of the fair value of the embedded derivative liability based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions identified below.

At January 1, 2020, the aggregate derivative liability associated with these notes was $5,706,175. This value was derived from Management’s fair value assessment using the following assumptions: annual volatility range of 42% to 46%, present value discount rate of 12%, and a dividend yield of 0%.

During the first three quarters of 2020, pursuant to ASC Topic 815, Derivatives and Hedging, Management conducted quarterly fair value assessments of the embedded derivatives associated with these notes. Engaging the services of a firm specializing in these valuations, it was determined that a rational investor would not convert the notes, and would not expect to do so in the foreseeable future. The Company had reported doubt as to its ability to continue as a going concern since 2015. The Company scaled down operations and did not expect to ramp up until significant financing could be obtained and had been operating under these conditions for some time already, continuously chasing funding to continue operations. Circumstances shifted in late 2019 and early 2020, making fundraising and continuing operations more difficult, thereby reducing liquidity and attractiveness of the common stock. These new circumstances made it clear to current and prospective investors that the Company would either file bankruptcy or restructure with a strategic investor. Accordingly, as of the valuation date, conversion of a debt instrument into common stock that cannot be sold in the marketplace would put the holder in a far less secure position compared to holding the instrument as debt. As a result of the fair value assessments, the Company recorded an aggregate net gain of $5,706,175 for the year ended December 31, 2020, as “Change in fair value of derivatives and gain/loss on extinguishment of liabilities, net” in the Consolidated Statements of Operations to properly reflect that the value of the embedded derivative had been eliminated in 2020.

Convertible Notes held by Global Ichiban

In connection with the convertible notes held by Global, further described above in Note 9, pursuant to a number of factors outlined in ASC Topic 815, Derivatives and Hedging, the conversion options in the notes were deemed to include an embedded derivative that required bifurcation and separate accounting. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and appropriately recorded that value as a derivative liability. The fair value measurements rely primarily on Company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with the notes approximates management’s estimate of the fair value of the embedded derivative liability based on using a Monte Carlo simulation following a Geometric Brownian Motion with the following assumptions identified below.

At January 1, 2020, the aggregate derivative liability associated with these notes was $2,010,975. This value was derived from Management’s fair value assessment using the following assumptions: annual volatility of 46%, present value discount rate of 12%, and a dividend yield of 0%.

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

On March 9, 2021, the Company entered into a settlement agreement with Global, further described above in Note 8. As a result of the settlement, the entire debt was cancelled and the Company recorded an aggregate net gain of $5,303,984 as “Change in fair value of derivatives and gain/loss on extinguishment of liabilities, net” in the Consolidated Statement of Operations to properly reflect that the value of the embedded derivative had been eliminated.

NOTE 13. SERIES A PREFERRED STOCK

In June 2013, the Company entered into a Securities Purchase Agreement with an investor to sell an aggregate of $750,000 shares of Series A Preferred Stock at a price of $8.00 per share, resulting in gross proceeds of $6.0 million. This purchase agreement included warrants to purchase up to 13,125 shares of common stock of the Company. The transfer of cash and securities took place incrementally, the first closing occurring on June 17, 2013 with the transfer of 125,000 shares of Series A Preferred Stock and a warrant to purchase 2,187 shares of common stock for $1.0 million. The final closings took place in August 2013, with the transfer of 625,000 shares of Series A Preferred Stock.

Holders of Series A Preferred Stock are entitled to cumulative dividends at a rate of 8% per annum when and if declared by the Board of Directors in its sole discretion. The dividends may be paid in cash or in the form of common stock (valued at 10% below market price, but not to exceed the lowest closing price during the applicable measurement period), at the discretion of the Board of Directors. The dividend rate on the Series A Preferred Stock is indexed to the Company’s stock price and subject to adjustment. In addition, the Series A Preferred Stock contains a make-whole provision whereby, conversion or redemption of the preferred stock within 4 years of issuance will require dividends for the full four year period to be paid by the Company in cash or common stock (valued at 10% below market price, but not to exceed the lowest closing price during the applicable measurement period). This make-whole provision expired in June 2017.

The Series A Preferred Stock may be converted into shares of common stock at the option of the Company if the closing price of the common stock exceeds $1,160,000, as adjusted, for twenty consecutive trading days, or by the holder at any time. The Company has the right to redeem the Series A Preferred Stock at a price of $8.00 per share, plus any accrued and unpaid dividends, plus the make-whole amount (if applicable). At December 31, 2021, the preferred shares were not eligible for conversion to common shares at the option of the Company. The holder of the preferred shares may convert to common shares at any time, at no cost, at a ratio of 1 preferred share into 1 common share (subject to standard ratable anti-dilution adjustments). Upon any conversion (whether at the option of the Company or the holder), the holder is entitled to receive any accrued but unpaid dividends.

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

As of December 31, 2021, there were 48,100 shares of Series A Preferred Stock outstanding and accrued and unpaid dividends of $416,733.

NOTE 14. SERIES 1A PREFERRED STOCK

Series 1A Preferred Stock – Tranche 1 Closing

On September 22, 2020, the Company entered into a securities purchase agreement (“Series 1A SPA”) with Crowdex, for the private placement of up to $5,000,000 of the Company’s newly designated Series 1A Convertible Preferred Stock (“Series 1A Preferred Stock”).

Each share of Series 1A Preferred Stock has an original issue price of $1,000 per share. Shares of the Series 1A Preferred Stock are convertible into common stock at a fixed conversion price equal to $0.50 per common share, subject to standard ratable anti-dilution adjustments.

Outstanding shares of Series 1A Preferred Stock are entitled to vote together with the holders of common stock as a single class (on an as-converted to common stock basis) on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stock holders (or written consent of stockholders in lieu of meeting).

Holders of the Series 1A Preferred Stock are not entitled to any fixed rate of dividends. If the Company pays a dividend or otherwise makes a distribution payable on shares of common stock, holders of the Series 1A Preferred Stock will receive such dividend or distribution on an as-converted to common stock basis. There are no specified redemption rights for the Series 1A Preferred Stock. Upon liquidation, dissolution or winding up, holders of Series 1A Preferred Stock will be entitled to be paid out of the Company’s assets, prior to the holders of our common stock, an amount equal to $1,000 per share plus any accrued but unpaid dividends (if any) thereon.

The Company sold 2,000 shares of Series 1A Preferred Stock to Crowdex in exchange for $2,000,000 of gross proceeds at an initial closing under the Series 1A SPA on September 22, 2020.

In November 2020, Crowdex converted 1,200 shares of outstanding Series 1A Preferred Stock into 2,400,000 shares of common stock.

On December 31, 2020 the Company sold 500 shares of Series 1A Preferred Stock to Crowdex in exchange for the cancellation of the Crowdex Note issued on November 27, 2020. There were no additional cash proceeds from this closing.

On January 4, 2021, the Company entered into a securities purchase agreement (“Series 1ATranche 2 SPA”) with TubeSolar. Pursuant to the Series 1A Tranche 2 SPA, the Company sold 2,500 shares of Series 1A Preferred Stock to TubeSolar and received $2,500,000 of gross proceeds on January 5, 2021. During the year ended December 31, 2021, TubeSolar converted 100 shares of Series 1A Preferred Stock into 200,000 shares of common stock.

NOTE 15. STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

At, the Company had 500 million shares of common stock, $0.0001 par value, authorized for issuance. Each share of common stock has the right to one vote. As of December 31, 2021, the Company had 4,786,804 shares of common stock outstanding. The Company has not declared or paid any dividends related to the common stock through December 31, 2021.

On March 4, 2021, Baybridge purchased 15,000 shares of the Company’s common stock for an aggregate purchase price of $3,000,000.

On August 2, 2021, the Company entered into a common stock purchase agreement (“Common Stock SPA”) with BD1 for the placement of 133,333 shares of the Company’s common stock for an aggregate purchase price of $10,000,000. The first tranche of 66,667 shares for $5,000,000 closed on September 2, 2021 and the second tranche closed on November 5, 2021.

Preferred Stock

At December 31, 2020, the Company had 25,000,000 shares of preferred stock, $0.0001 par value, authorized for issuance. Preferred stock may be issued in classes or series. Designations, powers, preferences, rights, qualifications, limitations and restrictions are determined by the Company’s Board of Directors. The following table summarizes the designations, shares authorized, and shares outstanding for the Company’s Preferred Stock:

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

Refer to Note 13 for Series A Preferred Stock activity.

Series 1A Preferred Stock

Refer to Note 14 for Series 1A Preferred Stock activity.

Series B-1, B-2, C, D, D-1, E, F, G, H, I, J, J-1, and K Preferred Stock

There were no transactions involving the Series B-1, B-2, C, D, D-1, E, G, H, I, J, J-1, or K during the years ended December 31, 2021 and 2020.

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

At December 31, 2021, the Company had $233.6 million of cumulative net operating loss carryforwards for federal income tax purposes that were available to offset future taxable income through the year 2037. At December 31, 2021, the Company had $64.8 million of cumulative net operating loss carryforwards for federal income tax purposes that were available to offset future taxable income indefinitely. Under the Internal Revenue Code, the future utilization of net operating losses may be limited in certain circumstances where there is a significant ownership change. The Company prepared an analysis for the year ended December 31, 2012 and determined that a significant change in ownership had occurred as a result of the cumulative effect of the sales of common stock through its offerings. Such change limited the Company’s utilizable net operating loss carryforwards to $298.4 million for the year ended December 31, 2021. Available net operating loss carryforwards may be further limited in the event of another significant ownership change.

Deferred income taxes reflect an estimate of the cumulative temporary differences recognized for financial reporting purposes from that recognized for income tax reporting purposes. At December 31, 2021 and 2020, the components of these temporary differences and the deferred tax asset were as follows:

	As of December 31,
	2021	2020
Deferred Tax Asset
Accrued Expenses	$104,000	$22,000
Inventory Allowance	98,000	137,000
Other	5,000	10,000
Operating Lease Liability	1,280,000	1,183,000
Tax effect of NOL carryforward	74,167,000	72,307,000
Depreciation	596,000	355,000
Warranty reserve	5,000	3,000
Gross Deferred Tax Asset	76,255,000	74,017,000
Valuation Allowance	(75,003,000)	(72,555,000)
Net Deferred Tax Asset	$1,252,000	$1,462,000
Operating lease right-of-use asset, net	(1,231,000)	(1,287,000)
Amortization	(21,000)	(175,000)
Net Deferred Tax Liability	$(1,252,000)	$(1,462,000)
Total	—	—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical losses and projections of future taxable income over the periods in which the deferred tax assets are deductible, management believes it is not more-likely-than-not that the Company will realize the benefits of these deductible differences at December 31, 2021. The Company’s deferred tax valuation allowance of $75.0 million reflected above is an increase of $2.4 million from the valuation allowance reflected as of December 31, 2020 of $72.6 million.

As of December 31, 2021, the Company has not recorded a liability for uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax (benefit)/expense. No interest and penalties related to uncertain tax positions were accrued at December 31, 2021.

The Company’s effective tax rate for the years ended December 31, 2021 and 2020 differs from the statutory rate due to the following (expressed as a percentage of pre-tax income):

	2021	2020
Federal statutory rate	21.0%	21.0%
State statutory rate	5.4%	6.9%
Permanent tax differences	(3.9)%	3.7%
Derivative/Warrant Revaluation	—%	(30.9)%
Debt Discount	12.7%	1.6%
Deferred true-ups	4.9%	48.9%
Other	0.7%	—%
Change in valuation allowance	(40.8)%	(51.2)%
	—%	—%

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

NOTE 18. RETIREMENT PLAN

On July 1, 2006, the Company adopted a qualified 401(k) plan which provides retirement benefits for all of its eligible employees. Under the plan, employees become eligible to participate at the first entry date, provided they are at least 21 years of age. The participants may elect through salary reduction to contribute up to ceilings established in the Internal Revenue Code. The Company will match 100% of the first four percent of employee contributions. In addition, the Company may make discretionary contributions to the Plan as determined by the Board of Directors. Employees are immediately vested in all salary reduction contributions. Rights to benefits provided by the Company’s discretionary and matching contributions vest 100% after the first year of service for all employees hired before January 1, 2010. For employees hired after December 31, 2009, matching contributions vest over a three-year period, one-third per year. Employer 401(k) match expense was $31,423 and 0 for the year ended December 31, 2021 and 2020, respectively. 401(k) match expenses are recorded under “Research, development and manufacturing operations" expense and “Selling, general and administrative" expense in the Consolidated Statements of Operations.

NOTE 19. SUBSEQUENT EVENTS

Below is the sequence of events subsequent to December 31, 2021 through the Audit Report date of March 14, 2022:

Reverse Stock Split

On January 28, 2022 as of 5:00 pm Eastern Time, the Company effected a 1:5,000 reverse stock split of the Company’s common stock, par value $0.0001 per share. The Company’s common stock began trading on a split-adjusted basis as of 9:30 am Eastern Time on January 31, 2022.

BD1 Convertible Notes

On January 3, 2022, BD1 sold and assigned $1,000,000 of its convertible notes to Fleur Capital Pte Ltd (“Fleur”). On January 21, 2022, BD1 sold and assigned $1,000,000 of its convertible notes to Nanyang. The aggregate remaining principal balance held by BD1 after these assignments was $7,900,000. On February 1, 2022, BD1 converted its $7,900,000 aggregate outstanding principal amount into 15,800,000 shares of common stock.

Series 1A Preferred Stock

On February 1, 2022:

•	Crowdex converted their remaining 1,300 shares of Series 1A Preferred Stock into 2,600,000 shares of common stock.
•	TubeSolar converted their remaining 2,400 shares of Series 1A Preferred Stock into 4,800,000 shares of common stock.

Convertible Notes

On February 2, 2022:

•	Nanyang converted $600,000 of their convertible notes into 1,200,000 shares of common stock.
•	Fleur converted $700,000 of their convertible notes into 1,400,000 shares of common stock.