Form 10-Q
period 2022-03-31
Ascent Solar Technologies, Inc.
filed 2022-05-12
CIK 1350102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No    ☐

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

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

As of May 12, 2022, there were 30,586,804 shares of our common stock issued and outstanding.

ASCENT SOLAR TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

For the Period Ended March 31, 2022

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
•

Other risks and uncertainties discussed in greater detail elsewhere in this Quarterly Report and in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

References to “we,” “us,” “our,” “Ascent,” “Ascent Solar” or the “Company” in this Quarterly Report mean Ascent Solar Technologies, Inc.

ASCENT SOLAR TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$3,028,362	$5,961,760
Trade receivables, net of allowance of $26,000 and $26,000, respectively	561,254	49,250
Inventories, net	637,620	592,172
Prepaid and other current assets	659,538	247,736
Total current assets	4,886,774	6,850,918

Property, Plant and Equipment:	22,483,386	22,425,935
Accumulated depreciation	(22,158,146)	(22,146,273)
Property, Plant and Equipment, net	325,240	279,662

Other Assets:
Operating lease right-of-use assets, net	4,816,017	4,984,688
Patents, net of accumulated amortization of $139,842 and $135,050 respectively	82,111	86,595
Equity method investment	97,665	21,205
Other non-current assets	625,000	625,000
Total Assets	$10,832,807	$12,848,068
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$600,600	$642,165
Related party payables	45,000	45,000
Accrued expenses	1,395,350	991,534
Accrued interest	490,778	475,671
Notes payable	250,000	250,000
Current portion of operating lease liability	665,585	646,742
Total current liabilities	3,447,313	3,051,112
Long-Term Liabilities:
Non-current operating lease liabilities	4,356,168	4,532,490
Non-current convertible notes, net	946,053	8,076,847
Accrued warranty liability	21,225	21,225
Total liabilities	8,770,759	15,681,674
Stockholders’ Equity (Deficit):
Series A preferred stock, $.0001 par value; 750,000 shares authorized; 48,100 and 48,100 shares issued and outstanding, respectively ($813,558 and $801,533 Liquidation Preference, respectively)	5	5
Common stock, $0.0001 par value, 500,000,000 authorized; 30,586,804 and 4,786,804 shares issued and outstanding, respectively	3,059	479
Additional paid in capital	434,146,118	424,948,698
Accumulated deficit	(432,080,037)	(427,782,788)
Accumulated other comprehensive loss	(7,097)	-
Total stockholders’ equity (deficit)	2,062,048	(2,833,606)
Total Liabilities and Stockholders’ Equity (Deficit)	$10,832,807	$12,848,068

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues
Products	$54,210	$165,158
Milestone and engineering	512,000	-
Total Revenues	566,210	165,158
Costs and Expenses
Costs of revenue	532,890	72,782
Research, development and manufacturing operations	1,406,322	728,036
Selling, general and administrative	821,266	561,709
Depreciation and amortization	16,665	12,872
Total Costs and Expenses	2,777,143	1,375,399
Loss from Operations	(2,210,933)	(1,210,241)
Other Income/(Expense)
Other income/(expense), net	-	800
Interest expense	(2,086,314)	(562,079)
Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net	-	3,617,904
Total Other Income/(Expense)	(2,086,314)	3,056,625
Income/(Loss) on Equity Method Investments	(2)	-
Net Income/(Loss)	$(4,297,249)	$1,846,384
Net Income/(Loss) Per Share (Basic)	$(0.20)	$0.51
Net Income/(Loss) Per Share (Diluted)	$(0.20)	$0.05
Weighted Average Common Shares Outstanding (Basic)	21,671,248	3,633,730
Weighted Average Common Shares Outstanding (Diluted)	21,671,248	32,511,508
Other Comprehensive Income/(Loss)
Foreign currency translation gain/(loss)	(7,097)	-
Net Comprehensive Income/(Loss)	$(4,304,346)	$1,846,384

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

For the Three Months Ended March 31, 2022

	Series A Preferred Stock		Series 1A Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance at January 1, 2022	48,100	$5	3,700	$-	4,786,804	$479	$424,948,698	$(427,782,788)		$(2,833,606)
Conversion of TubeSolar Series 1A Preferred Stock into Common Stock	-	-	(2,400)	-	4,800,000	480	(480)	-	-	-
Conversion of Crowdex Series 1A Preferred Stock into Common Stock	-	-	(1,300)	-	2,600,000	260	(260)	-	-	-
Conversion of BD1 Note into Common Stock	-	-	-	-	15,800,000	1,580	7,898,420	-	-	7,900,000
Conversion of Nanyang Note into Common Stock	-	-	-	-	1,200,000	120	599,880	-	-	600,000
Conversion of Fleur Note into Common Stock	-	-	-	-	1,400,000	140	699,860	-	-	700,000
Net Income	-	-	-	-	-	-	-	(4,297,249)	-	(4,297,249)
Foreign currency translation gain/(loss)	-	-	-	-	-	-	-	-	(7,097)	(7,097)
Balance at March 31, 2022	48,100	$5	-	$-	30,586,804	$3,059	$434,146,118	$(432,080,037)	$(7,097)	$2,062,048

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

For the Three Months Ended March 31, 2021

	Series A Preferred Stock		Series 1A Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at January 1, 2021	48,100	$5	1,300	$-	3,659,828	$366	$401,590,211	$(421,782,785)	$(20,192,203)
Proceeds from issuance of Series 1A Preferred Stock	-	-	2,500	-	-	-	2,500,000	-	2,500,000
Proceeds from issuance of Common Stock	-	-	-	-	1,500	2	2,999,998	-	3,000,000
Conversion of Global Ichiban Note into Common Shares	-	-	-	-	33,600	3	5,799,997	-	5,800,000
Relieved on Conversion of Derivative Liability	-	-	-	-	-	-	1,686,079	-	1,686,079
Net Income	-	-	-	-	-	-	-	1,846,384	1,846,384
Balance at March 31, 2021	48,100	$5	3,800	$-	3,694,928	$371	$414,576,285	$(419,936,401)	$(5,359,740)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
Operating Activities:
Net income/(loss)	$(4,297,249)	$1,846,384
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	16,665	12,874
Operating lease asset amortization	168,671	158,502
Amortization of debt discount	2,069,206	542,164
Loss on equity method investment	2	—
Warranty reserve	—	(463)
Gain on extinguishment of liabilities, net	—	(3,617,904)
Changes in operating assets and liabilities:
Accounts receivable	(512,004)	(12,100)
Inventories	(45,448)	(130,369)
Prepaid expenses and other current assets	(411,802)	(161,592)
Accounts payable	(41,565)	(96,691)
Related party payable	—	(103,334)
Operating lease liabilities	(157,479)	(140,105)
Accrued interest	15,107	5,413
Accrued expenses	403,816	(312,073)
Net cash used in operating activities	(2,792,080)	(2,009,294)
Investing Activities:
Contributions to equity method investment	(83,559)	—
Payments on purchase of assets	(57,451)	—
Patent activity costs	(308)	—
Net cash used in investing activities	(141,318)	—
Financing Activities:
Proceeds from issuance of stock	—	5,500,000
Net cash provided by financing activities	—	5,500,000
Net change in cash and cash equivalents	(2,933,398)	3,490,706
Cash and cash equivalents at beginning of period	5,961,760	167,725
Cash and cash equivalents at end of period	$3,028,362	$3,658,431
Non-Cash Transactions:
Non-cash conversions of preferred stock and convertible notes to equity	$9,200,000	$5,800,000
Series 1A preferred stock conversion	$740	$—

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

On January 28, 2022 as of 5:00 pm Eastern Time, the Company effected a reverse stock split of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a ratio of one-for-five thousand (the “Reverse Stock Split”). The Company’s common stock began trading on a split-adjusted basis at 9:30 am Eastern Time on January 31, 2022. Stockholders also received one whole share of Common Stock in lieu of a fractional share and no fractional shares were issued. All shares and per share amounts in the condensed consolidated financial statements and accompanying notes have been retroactively adjusted to give effect to the Reverse Stock Split.

Following the Reverse Stock Split, the Company’s issued and outstanding shares of Common Stock were decreased from approximately 23.7 billion pre-split shares to 4.8 million post-split shares. In connection with the Reverse Stock Split effectiveness, the number of authorized shares of the Company's Common Stock were decreased from 30 billion to 500 million shares.

NOTE 2. BASIS OF PRESENTATION

The accompanying, unaudited, condensed consolidated financial statements have been derived from the accounting records of the Company as of March 31, 2022 and December 31, 2021, and the results of operations for the three months ended March 31, 2022 and 2021. All significant inter-company balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.

The accompanying, unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and footnotes typically found in U.S. GAAP audited annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. The Condensed Consolidated Balance Sheet at December 31, 2021 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. These condensed consolidated financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were described in Note 3 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes to our accounting policies as of March 31, 2022.

Revenue Recognition:

Product revenue. The Company recognizes revenue for the sale of PV modules and other equipment sales at a point in time following the transfer of control of such products to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts. For module and other equipment sales contracts that contain multiple performance obligations, the Company allocates the transaction price to each performance obligation identified in the contract based on relative standalone selling prices, or estimates of such prices, and recognizes the related revenue as control of each individual product is transferred to the customer.

During the three months ended March 31, 2022 and 2021, the Company recognized product revenue of $54,210 and $165,158, respectively.

Milestone and engineering revenue. Each milestone and engineering arrangement is a separate performance obligation. The transaction price is estimated using the most likely amount method and revenue is recognized as the performance obligation is satisfied through achieving manufacturing, cost, or engineering targets. During the three months ended March 31, 2022, the Company recognized Milestone and engineering revenue of $512,000 from TubeSolar AG (“TubeSolar”), a significant existing stakeholder in the Company and a related party. The Company did not have Milestone and engineering revenue during the three months ended March 31, 2021.

Government contracts revenue. Revenue from government research and development contracts is generated under terms that are cost plus fee or firm fixed price. The Company generally recognizes this revenue over time using cost-based input methods, which recognizes revenue and gross profit as work is performed based on the relationship between actual costs incurred compared to the total estimated costs of the contract. In applying cost-based input methods of revenue recognition, the Company uses the actual costs incurred relative to the total estimated costs to determine our progress towards contract completion and to calculate the corresponding amount of revenue to recognize.

Cost based input methods of revenue recognition are considered a faithful depiction of the Company’s efforts to satisfy long-term government research and development contracts and therefore reflect the performance obligations under such contracts. Costs incurred that do not contribute to satisfying the Company’s performance obligations are excluded from the input methods of revenue recognition as the amounts are not reflective of transferring control under the contract. Costs incurred towards contract completion may include direct costs plus allowable indirect costs and an allocable portion of the fixed fee. If actual and estimated costs to complete a contract indicate a loss, provision is made currently for the loss anticipated on the contract.

No government contract revenue was recognized during the three months ended March 31, 2022 and 2021.

As of March 31, 2022 and December 31, 2021, the Company had an accounts receivable, net balance of $561,254 and $49,250, respectively. As of March 31, 2022 and December 31, 2021, the Company had an allowance for doubtful accounts of $26,000 and $26,000, respectively.

Deferred revenue was as follows:

Balance as of January 1, 2022	$22,500
Additions	198,500
Recognized as revenue	(22,500)
Balance as of March 31, 2022	$198,500

Earnings per Share: Earnings per share (“EPS”) are the amount of earnings attributable to each share of common stock. Basic EPS has been computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Income available to common stockholders has been computed by deducting dividends accumulated for the period on cumulative preferred stock (whether or not earned) from net income. Diluted earnings per share has been computed by dividing net income adjusted on an if-converted basis for the period by the weighted average number of common shares and potentially dilutive common share outstanding (which consist of options and convertible securities using the treasury stock method or the if-converted method, as applicable, to the extent they are dilutive). Approximately 2.4 million shares of dilutive shares were excluded from the three months period ended March 31, 2022 EPS calculation as their impact is antidilutive. There were approximately 32.5 million shares of dilutive shares for the three months period ended March 31, 2021.

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

Other new pronouncements issued but not effective as of March 31, 2022 are not expected to have a material impact on the Company’s condensed consolidated financial statements.

NOTE 4. LIQUIDITY, CONTINUED OPERATIONS, AND GOING CONCERN

During the year ended December 31, 2021, the Company entered into multiple financing agreements to fund operations. Further discussion of these transactions can be found in Notes 8, 9, 10, and 11 in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

The Company has continued limited PV production at its manufacturing facility. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented its product strategy. During the three months ended March 31, 2022 the Company used $2,792,080 in cash for operations.

Additional projected product revenues are not anticipated to result in a positive cash flow position for the next twelve months overall and, as of March 31, 2022, the Company has working capital of $1,439,461. As such, cash liquidity is not sufficient for the next twelve months and will require additional financing.

The Company continues to accelerate sales and marketing efforts related to its consumer and military solar products and specialty PV application strategies through expansion of its sales and distribution channels. The Company continues activities related to securing additional financing through strategic or financial investors, but there is no assurance the Company will be able to raise additional capital on acceptable terms or at all. If the Company's revenues do not increase rapidly, and/or additional financing is not obtained, the Company will be required to significantly curtail operations to reduce costs and/or sell assets. Such actions would likely have an adverse impact on the Company's future operations.

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

NOTE 5. RELATED PARTY TRANSACTIONS

On September 15, 2021, the Company entered into a Long-Term Supply and Joint Development Agreement (“JDA”) with TubeSolar AG (“TubeSolar”). Under the terms of the JDA, the Company will produce, and TubeSolar will purchase, thin-film photovoltaic (“PV”) foils (“PV Foils”) for use in TubeSolar’s solar modules for agricultural photovoltaic (“APV”) applications that require solar foils for its production. Additionally, the Company will receive up (i) to $4 million of non-recurring engineering (“NRE”) fees, and (ii) up to $13.5 million of payments upon achievement of certain agreed production and cost structure milestones. The JDA has no fixed term, and may only be terminated by either party for breach. $500,000 of NRE revenue was recognized under the JDA during the three months ended March 31, 2022.

The Company and TubeSolar have also jointly established Ascent Solar Technologies Germany GmbH (“Ascent Germany”), in which TubeSolar holds of 30% of the entity. The purpose of Ascent Germany is to establish and operate a PV manufacturing facility in Germany that will produce and deliver PV Foils exclusively to TubeSolar. Until Ascent Germany’s facility is fully operational, PV Foils will be manufactured in the Company’s existing facility in Thornton, Colorado. The parties expect to jointly develop next generation tooling for use in manufacturing PV Foils at the JV facility. The Company accounts for this investment as an equity method investment as it does not have control of this entity, but does have significant influence over the activities that most significantly impacts the entity’s operations and financial performance. The Company contributed $83,559 to Ascent Germany during the three months ended March 31, 2022. The Company currently cannot quantify its maximum exposure in this entity.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

The following table summarizes property, plant and equipment as of March 31, 2022 and December 31, 2021:

	As of March 31,	As of December 31,
	2022	2021
Furniture, fixtures, computer hardware and computer software	$494,897	$473,448
Manufacturing machinery and equipment	21,867,097	21,863,624
Manufacturing machinery and equipment, in progress	121,392	88,863
Depreciable property, plant and equipment	22,483,386	22,425,935
Less: Accumulated depreciation and amortization	(22,158,146)	(22,146,273)
Net property, plant and equipment	$325,240	$279,662

Depreciation expense for the three months ended March 31, 2022 and 2021 was $11,873 and $2,724, respectively.   Depreciation expense is recorded under “Depreciation and amortization expense” in the unaudited Condensed Consolidated Statements of Operations.

NOTE 7. OPERATING LEASE

The Company leases approximately 100,000 rentable square feet for its manufacturing and operations. The lease is classified as an operating lease and accounted for accordingly. The Lease term is for 88 months commencing on September 21, 2020 at a rent of $50,000 per month including taxes, insurance and common area maintenance until December 31, 2020. Beginning January 1, 2021, the rent adjusted to $80,000 per month on a triple net basis and shall increase at an annual rate of 3% per annum until December 31, 2027.

As of March 31, 2022 and December 31, 2021, assets and liabilities related to the Company’s lease were as follows:

	As of March 31,	As of December 31,
	2022	2021
Operating lease right-of-use assets, net	$4,816,017	$4,984,688
Current portion of operating lease liability	665,585	646,742
Non-current portion of operating lease liability	4,356,168	4,532,490

During the three months ended March 31, 2022 and 2021 the Company recorded operating lease costs included in rent expense of $258,392 and $258,393, respectively.

Future maturities of the operating lease liability are as follows:

Remainder of 2022	$741,600
2023	1,018,464
2024	1,049,018
2025	1,080,488
2026	1,112,903
Thereafter	1,146,290
Total lease payments	6,148,763
Less amounts representing interest	(1,127,010)
Present value of lease liability	$5,021,753

The remaining lease term and discount rate of the operating lease is 69.5 months and 7.0%, respectively.

NOTE 8. INVENTORIES

Inventories, net of reserves, consisted of the following at March 31, 2022 and December 31, 2021:

	As of March 31,	As of December 31,
	2022	2021
Raw materials	$592,300	$575,154
Work in process	41,619	15,803
Finished goods	3,700	1,215
Total	$637,620	$592,172

NOTE 9. NOTES PAYABLE

On June 30, 2017, the Company entered into an agreement with a vendor (“Vendor”) to convert the balance of their account into a note payable in the amount of $250,000. The note bears interest of 5% per annum and matured on February 28, 2018. As of March 31, 2022, the Company had not made any payments on this note, the accrued interest was $59,418, and the note is due upon demand. To the best of our knowledge, Vendor has not made any attempts to recover any amount owing to them since 2019.

NOTE 10. CONVERTIBLE NOTES

The following table provides a summary of the activity of the Company's unsecured, convertible, promissory notes:

	Principal Balance 1/1/2022	New Notes	Notes assigned or exchanged	Notes converted	Principal Balance 3/31/2022	Less: Discount Balance	Net Principal Balance 3/31/2022
BD1 Notes (related party)	$9,900,000	$—	$(2,000,000)	$(7,900,000)	$—	$—	$—
Nanyang Note	500,000	—	1,000,000	(600,000)	900,000	(190,442)	709,558
Fleur Note	—	—	1,000,000	(700,000)	300,000	(63,505)	236,495
	$10,400,000	$—	$—	$(9,200,000)	$1,200,000	$(253,947)	$946,053

BD1 Convertible Note

On January 3, 2022, BD 1 Investment Holding, LLC (“BD1”) sold and assigned $1,000,000 of its convertible notes (“BD1 Convertible Notes”) to Fleur Capital Pte Ltd (“Fleur”). On January 21, 2022, BD1 sold and assigned $1,000,000 of its convertible notes to Nanyang Investment Management Pte Ltd (“Nanyang”). The aggregate remaining principal balance held by BD1 after these assignments was $7,900,000. On February 1, 2022, BD1 converted its $7,900,000 aggregate outstanding principal amount into 15,800,000 shares of common stock. The remaining discount of approximately $1,721,000 was charged to interest expense upon conversion.

Nanyang Convertible Note

On January 21, 2022, as discussed above, BD1 assigned $1,000,000 of the BD1 Convertible Notes to Nanyang. This note does not bear any interest and will mature on December 18, 2025. Nanyang has the right, at any time until the note is fully paid, to convert any outstanding and unpaid principal into share of common stock at a fixed conversion price equal to $0.50 per share. Shares of common stock may not be issued pursuant to this note if, after giving effect to the conversion or issuance, Nanyang, together with its affiliates, would beneficially own in excess of 4.99% of the outstanding shares of the Company’s common stock.

On February 2, 2022, Nanyang converted $600,000 of their convertible notes into 1,200,000 shares of common stock. The associated discount on the converted portion of the notes of approximately $133,000 was charged to interest expense. The discount on the remaining principal will be charged to interest expense, ratably, over the life of the note.

Fleur Convertible Note

On January 21, 2022, as discussed above, BD1 assigned $1,000,000 of the BD1 Convertible Notes to Fleur. This note does not bear any interest and will mature on December 18, 2025. Fleur has the right, at any time until the note is fully paid, to convert any outstanding and unpaid principal into share of common stock at a fixed conversion price equal to $0.50 per share. Shares of common stock may not be issued pursuant to this note if, after giving effect to the conversion or issuance, Fleur, together with its affiliates, would beneficially own in excess of 4.99% of the outstanding shares of the Company’s common stock.

On February 2, 2022, Fleur converted $700,000 of their convertible notes into 1,400,000 shares of common stock. The associated discount on the converted portion of the notes of approximately $155,000 was charged to interest expense. The discount on the remaining principal will be charged to interest expense, ratably, over the life of the note.

NOTE 11. SERIES A PREFERRED STOCK

As of January 1, 2022, there were 48,100 shares of Series A Preferred Stock outstanding. Holders of Series A Preferred Stock are entitled to cumulative dividends at a rate of 8% per annum when and if declared by the Board of Directors in its sole discretion. The dividends may be paid in cash or in the form of common stock (valued at 10% below market price, but not to exceed the lowest closing price during the applicable measurement period), at the discretion of the Board of Directors. The dividend rate on the Series A Preferred Stock is indexed to the Company's stock price and subject to adjustment. In addition, the Series A Preferred Stock contains a make-whole provision whereby, conversion or redemption of the preferred stock within 4 years of issuance will require dividends for the full four year period to be paid by the Company in cash or common stock (valued at 10% below market price, but not to exceed the lowest closing price during the applicable measurement period). This make-whole provision expired in June 2017.

The Series A Preferred Stock may be converted into shares of common stock at the option of the Company if the closing price of the common stock exceeds $1,160,000, as adjusted, for twenty consecutive trading days, or by the holder at any time. The Company has the right to redeem the Series A Preferred Stock at a price of $8.00 per share, plus any accrued and unpaid dividends, plus the make-whole amount (if applicable). At March 31, 2022, the preferred shares were not eligible for conversion to common shares at the option of the Company. The holder of the preferred shares may convert to common shares at any time. After making adjustment for the Company’s prior reverse stock splits, all 48,100 outstanding Series A preferred shares are convertible into less than one common share. Upon any conversion (whether at the option of the Company or the holder), the holder is entitled to receive any accrued but unpaid dividends.

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

As of March 31, 2022, there were 48,100 shares of Series A Preferred Stock outstanding and accrued and unpaid dividends of $428,758.

NOTE 12. SERIES 1A PREFERRED STOCK

Series 1A Preferred Stock – Tranche 1 Closing

As of January 1, 2022, there were 3,700 shares of Series 1A Preferred Stock outstanding; 1,300 shares owned by Crowdex Investment, LLC (“Crowdex”) and 2,400 shares owned by TubeSolar. Each share of Series 1A Preferred Stock has an original issue price of $1,000 per share. Shares of the Series 1A Preferred Stock are convertible into common stock at a fixed conversion price equal to $0.50 per common share, subject to standard ratable anti-dilution adjustments.

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

On February 1, 2022 Crowdex and TubesSolar converted their remaining shares 1,300 and 2,400, respectively, of Series 1A Preferred Stock into 2,600,000 and 4,800,000, respectively shares of common stock.

NOTE 13. STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

At March 31, 2022, the Company had 500 million shares of common stock, $0.0001 par value, authorized for issuance. Each share of common stock has the right to one vote. As of March 31, 2022, the Company had 30,586,804 shares of common stock outstanding. The Company has not declared or paid any dividends related to the common stock through March 31, 2022.

Preferred Stock

At March 31, 2022, the Company had 25 million shares of preferred stock, $0.0001 par value, authorized for issuance. Preferred stock may be issued in classes or series. Designations, powers, preferences, rights, qualifications, limitations and restrictions are determined by the Company’s Board of Directors.

The following table summarizes the designations, shares authorized, and shares outstanding for the Company's Preferred Stock:

Preferred Stock Series Designation	Shares Authorized	Shares Outstanding
Series A	750,000	48,100
Series 1A	5,000	—
Series B-1	2,000	—
Series B-2	1,000	—
Series C	1,000	—
Series D	3,000	—
Series D-1	2,500	—
Series E	2,800	—
Series F	7,000	—
Series G	2,000	—
Series H	2,500	—
Series I	1,000	—
Series J	1,350	—
Series J-1	1,000	—
Series K	20,000	—

Series A Preferred Stock

Refer to Note 11 for Series A Preferred Stock activity.

Series 1A Preferred Stock

Refer to Note 12 for Series 1A Preferred Stock activity.

Series B-1, B-2, C, D, D-1, E, F, G, H, I, J, J-1, and K Preferred Stock

There were no transactions involving the Series B-1, B-2, C, D, D-1, E, F, G, H, I, J, J-1, or K during the three months ended March 31, 2022 and 2021.

NOTE 14. SUBSEQUENT EVENTS

There were no events subsequent to March 31, 2022 to report as of this filing on May 12, 2022.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes to those financial statements appearing elsewhere in this Form 10-Q and our audited financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 14, 2022. This discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance. As a result of many factors, our actual results may differ materially from those anticipated in these forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. You should carefully read the “Risk Factors” section of this Quarterly Report and of our Annual Report on Form 10-K for the year ended December 31, 2021 to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitles “Forward-Looking Statements.”

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

For the three months ended March 31, 2022, we generated $566,210 of total revenue. As of March 31, 2022, we had an accumulated deficit of $432,080,037.

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

On September 15, 2021, the Company entered into a Long-Term Supply and Joint Development Agreement (“JDA”) with TubeSolar, a significant existing stakeholder in the Company. See “Principal Stockholders,” and “Certain Transactions.” Under the terms of the JDA, the Company will produce, and TubeSolar will purchase, thin-film PV foils (“PV Foils”) for use in TubeSolar’s solar modules for agricultural photovoltaic (“APV”) applications that require solar foils for its production. Under the JDA, the Company will receive up (i) to $4 million of non-recurring engineering (“NRE”) fees, (ii) up to $13.5 million of payments upon achievement of certain agreed production and cost structure milestones, and (iii) product revenues from sales of PV Foils to TubeSolar. The JDA has no fixed term, and may only be terminated by either party for breach.

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

Significant Trends, Uncertainties and Challenges

We believe the significant trends, uncertainties and challenges that directly or indirectly affect our financial performance and results of operations include:

•	Our ability to generate customer acceptance of and demand for our products;
•	Successful ramping up of commercial production on the equipment installed;
•	The substantial doubt about our ability to continue as a going concern due to our history of operating losses;
•	Successful and timely certification for use in our target markets;
•	Successful operating of production tools to achieve the efficiencies, throughput and yield necessary to reach our cost targets;
•	Salability of the products we design at a price sufficient to generate profits;
•	Our ability to raise sufficient capital to enable us to reach a level of sales sufficient to achieve profitability on terms favorable to us;
•	Effective management of the planned ramp up of our domestic and international operations;
•

Our ability to successfully develop and maintain strategic relationships with key partners, including OEMs, system integrators, distributors, retailers and e-commerce companies, who deal directly with end users in our target markets;

•	Our ability to maintain the listing of our common stock on the OTC Market;
•	Our ability to maintain effective internal controls over financial reporting;
•	Our ability to achieve projected operational performance and cost metrics;
•	Our ability to enter into commercially viable licensing, joint venture, or other commercial arrangements;
•	Availability of raw materials;
•	Potential loss of intellectual property; and
•	COVID-19 and the uncertainty around the continued duration and effect of the worldwide pandemic.

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been derived from the accounting records of Ascent Solar Technologies, Inc. and Ascent Solar (Asia) Pte. Ltd. (collectively, the “Company") as of March 31, 2022 and December 31, 2021, and the results of operations for the three months ended March 31, 2022 and 2021. Ascent Solar (Asia) Pte. Ltd. is wholly owned by Ascent Solar Technologies, Inc. All significant inter-company balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.

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

The Company’s significant accounting policies were described in Note 3 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes to our accounting policies as of March 31, 2022.

Results of Operations

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Revenues
Products	$54,210	$165,158	$(110,948)	-67%
Milestone and engineering	512,000	-	512,000	100%
Total Revenues	566,210	165,158	401,052	33%

Costs and Expenses
Cost of Revenue	532,890	72,782	460,108	632%
Research, development and manufacturing operations	1,406,322	728,036	678,286	93%
SG&A	821,266	561,709	259,557	46%
Depreciation	16,665	12,872	3,793	29%
Total Costs and Expenses	2,777,143	1,375,399	1,401,744	102%

Loss From Operations	(2,210,933)	(1,210,241)	(1,000,692)	83%

Other Income/(Expense)
Other Income/(Expense), net	-	800	(800)	-100%
Interest Expense	(2,086,314)	(562,079)	(1,524,235)	271%
Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities	-	3,617,904	(3,617,904)	-100%
Income/(Loss) on Equity Method Investments	(2)		(2)	100%
Total Other Income/(Expense)	(2,086,316)	3,056,625	(5,142,941)	-168%
Net (Loss)/Income	$(4,297,249)	$1,846,384	$(6,143,633)	-333%

Comparison of the Three Months Ended March 31, 2022 and 2021

Total Revenues. Our total revenues increased by $401,052, or 33%, for the three months ended March 31, 2022 when compared to the same period in 2021, due primarily to the NRE fees received from TubeSolar in the current period. This was partially offset by lower product revenue in the current period.

Cost of revenues. Cost of revenues is primarily comprised of repair and maintenance, direct labor, and overhead expenses. Our Cost of revenues increased by $460,108, or 632%, for the three months ended March 31, 2022 when compared to the same period in 2021. This is due primarily to the increase in repair and maintenance, personnel, and other operating costs as a result of an increase in operations during the three months ended March 31, 2022 when compared to the same period in 2021. Management believes our factory is significantly under-utilized, and a substantial increase in revenue would result in marginal increases to Direct Labor and Overhead included in the Cost of revenues. As such management’s continued focus going forward is to improve gross margin through increased sales and improved utilization of our factory.

Research, development and manufacturing operations. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. Research, development and manufacturing operations costs also include costs related to technology development. Research, development and manufacturing operations costs increased by $678,286, or 93%, for the three months ended March 31, 2022 when compared to the same period in 2021. This is due primarily to an increase in repair and maintenance, personnel and other operating costs as a result of increased level of operations in the current period as compared to the Company’s restart status in the same period in 2021.

Selling, general and administrative. Selling, general and administrative expenses increased by $259,557, or 46%, for the three months ended March 31, 2022 when compared to the same period in 2021. The increase in costs is due primarily to increased personnel and personnel related costs in the current period as compared to the Company’s restart status in the same period in 2021.

Other Income/Expense. Other income decreased $5,142,941, or 168%, for the three months ended March 31, 2022 when compared to the same period in 2021. The decrease is due primarily to a gain from the change in fair value of derivative liabilities recognized in the prior period compared to the current period where the Company accelerated the amortization of approximately $2 million in convertible debt discount and recognized it as interest expense as the convertible debt holders converted their debt.

Net (Loss)/Income. Our Net Loss increased by $6,143,633, or 333%, for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to the items mentioned above.

Liquidity and Capital Resources

The Company has continued limited PV production at its manufacturing facility. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented its product strategy. During the three months ended March 31, 2022 the Company used $2,792,080 in cash for operations.

Additional projected total revenues are not anticipated to result in a positive cash flow position for the year overall and, as of March 31, 2022, the Company has working capital of $1,439,461. As such, cash liquidity would not be sufficient for the next twelve months and will require additional financing.

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

Statements of Cash Flows Comparison of the Three Months Ended March 31, 2022 and 2021

For the three months ended March 31, 2022, our cash used in operations was $2,792,080 compared to $2,009,294 for the three months ended March 31, 2021, an increase of $782,786. The increase is due primarily to the scaling up of operations during the current period as compared to the Company’s restart status in the 2021 three months period. For the three months ended March 31, 2022, cash used in investing activities was $141,318 compared to no cash provided by investing activities for the three months ended March 31, 2021. This change was due primarily to the Company investing in new PP&E in the current period. During the three months ended March 31, 2022, net cash used in operations of $2,792,080 were funded through the proceeds from issuances of preferred and common stock during 2021.

Off Balance Sheet Transactions

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

We hold no significant funds and have no significant future obligations denominated in foreign currencies as of March 31, 2022.

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

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our cash equivalents and investment portfolio. As of March 31, 2022, our cash equivalents consisted only of operating accounts held with financial institutions. From time to time, we may hold restricted funds, money market funds, investments in U.S. government securities and high-quality corporate securities. The primary objective of our investment activities is to preserve principal and provide liquidity on demand, while at the same time maximizing the income we receive from our investments without significantly increasing risk. The direct risk to us associated with fluctuating interest rates is limited to our investment portfolio, and we do not believe a change in interest rates will have a significant impact on our financial position, results of operations, or cash flows.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Our management conducted an evaluation required by

Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of March 31, 2022. Based on this evaluation, our management concluded the design and operation of our disclosure controls and procedures were effective as of March 31, 2022.

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

Under the supervision of the Audit Committee of the Board of Directors and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded our internal controls over financial reporting were effective as of March 31, 2022. Our management reviewed the results of its assessment with the Audit Committee.

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

 Changes in Internal Control Over Financial Reporting

There were no other changes in internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors disclosed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to our risk factors from those included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended March 31, 2022.

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

3.17

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

10.1 CTR

Securities Purchase Agreement, dated January 17, 2006, between the Company and ITN Energy Systems, Inc. (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form SB-2 filed on January 23, 2006 (Reg. No. 333-131216))

10.2 CTR

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

10.4 CTR

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

10.6 CTR	License Agreement, dated November 21, 2006, between the Company and UD Technology Corporation (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 29, 2006)

10.7

Novation Agreement, dated January 1, 2007, among the Company, ITN Energy Systems, Inc. and the United States Government (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-KSB for the year ended December 31, 2006)

10.8†	Executive Employment Agreement, dated April 4, 2014, between the Company and Victor Lee (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 9, 2014)

10.9†	Seventh Amended and Restated 2005 Stock Option Plan (incorporated by reference to Annex B of our definitive proxy statement dated April 22, 2016)

10.10†	Seventh Amended and Restated 2008 Restricted Stock Plan Stock Option Plan Plan (incorporated by reference to Annex A of our definitive proxy statement dated April 22, 2016)

10.11+	Industrial Lease for 12300 Grant Street, Thornton, Colorado dated September 21, 2020 (incorporated by reference to Exhibit 10.50 to our Annual Report on Form 10-K filed January 29, 2021)

10.12+	Long-Term Supply and Joint Development Agreement dated September 15, 2021 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021)

10.13	Fleur Capital Unsecured Convertible Promissory Note dated January 3, 2022

10.14	Nanyang Unsecured Convertible Promissory Note dated January 21, 2022

31.1*	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

CTR	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†	Denotes management contract or compensatory plan or arrangement.

+

Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

ASCENT SOLAR TECHNOLOGIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of May, 2022.

ASCENT SOLAR TECHNOLOGIES, INC.

May 12, 2022	By:	/s/ VICTOR LEE
Lee Kong Hian (aka Victor Lee) President and Chief Executive Officer (Principal Executive Officer)

May 12, 2022	By:	/s/ MICHAEL J. GILBRETH
Michael J. Gilbreth Chief Financial Officer (Principal Financial and Accounting Officer)