Form 10-Q
period 2022-06-30
Ascent Solar Technologies, Inc.
filed 2022-08-12
CIK 1350102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 12, 2022, there were 32,987,415 shares of our common stock issued and outstanding.

ASCENT SOLAR TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2022

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” that involve risks and uncertainties. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future net sales or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information and, in particular, appear under headings including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Overview.” When used in this Quarterly Report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “foresees,” “likely,” “may,” “should,” “goal,” “target,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements are based upon information available to us on the date of this Quarterly Report.

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

•	The accuracy of our estimates and projections;
•	Our ability to secure additional financing to fund our short-term and long-term financial needs;
•	Our ability to maintain the listing of our common stock on the OTC Market;
•	The commencement, or outcome, of legal proceedings against us, or by us, including ongoing litigation proceedings;
•	Changes in our business plan or corporate strategies;
•	The extent to which we are able to manage the growth of our operations effectively, both domestically and abroad, whether directly owned or indirectly through licenses;
•	The supply, availability and price of equipment, components and raw materials, including the elements needed to produce our photovoltaic modules;
•	Our ability to expand and protect the intellectual property portfolio that relates to our consumer electronics, photovoltaic modules and processes;
•	Our ability to maintain effective internal controls over financial reporting;
•	Our ability to achieve projected operational performance and cost metrics;
•	General economic and business conditions, and in particular, conditions specific to consumer electronics and the solar power industry; and
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

References to “we,” “us,” “our,” “Ascent,” “Ascent Solar” or the “Company” in this Quarterly Report mean Ascent Solar Technologies, Inc.

ASCENT SOLAR TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$429,272	$5,961,760
Trade receivables, net of allowance of $26,000 and $26,000, respectively	836,074	49,250
Inventories, net	678,106	592,172
Prepaid and other current assets	807,510	247,736
Total current assets	2,750,962	6,850,918

Property, Plant and Equipment:	22,705,921	22,425,935
Accumulated depreciation	(22,171,192)	(22,146,273)
Property, Plant and Equipment, net	534,729	279,662

Other Assets:
Operating lease right-of-use assets, net	4,665,619	4,984,688
Patents, net of accumulated amortization of $144,634 and $135,050 respectively	84,203	86,595
Equity method investment	91,409	21,205
Other non-current assets	625,000	625,000
Total Assets	$8,751,922	$12,848,068
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$827,761	$642,165
Related party payables	52,127	45,000
Accrued expenses	1,511,052	991,534
Accrued interest	506,054	475,671
Notes payable	250,000	250,000
Current portion of operating lease liability	689,129	646,742
Total current liabilities	3,836,123	3,051,112
Long-Term Liabilities:
Non-current operating lease liabilities	4,188,419	4,532,490
Non-current convertible notes, net	963,148	8,076,847
Accrued warranty liability	21,225	21,225
Total liabilities	9,008,915	15,681,674
Stockholders’ Equity (Deficit):
Series A preferred stock, $.0001 par value; 750,000 shares authorized; 48,100 and 48,100 shares issued and outstanding, respectively ($825,717 and $801,533 Liquidation Preference, respectively)	5	5
Common stock, $0.0001 par value, 500,000,000 authorized; 30,587,415 and 4,786,804 shares issued and outstanding, respectively	3,059	479
Additional paid in capital	434,146,118	424,948,698
Accumulated deficit	(434,392,822)	(427,782,788)
Accumulated other comprehensive loss	(13,353)	-
Total stockholders’ equity (deficit)	(256,993)	(2,833,606)
Total Liabilities and Stockholders’ Equity (Deficit)	$8,751,922	$12,848,068

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Products	$627,571	$380,488	$681,781	$545,646
Milestone and engineering	10,000	-	522,000	-
Total Revenues	637,571	380,488	1,203,781	545,646
Costs and Expenses
Costs of revenue	576,994	423,861	1,109,885	496,643
Research, development and manufacturing operations	1,453,273	901,850	2,859,595	1,629,886
Selling, general and administrative	871,881	800,416	1,693,145	1,362,126
Depreciation and amortization	17,838	12,064	34,503	24,936
Total Costs and Expenses	2,919,986	2,138,191	5,697,128	3,513,591
Loss from Operations	(2,282,415)	(1,757,703)	(4,493,347)	(2,967,945)
Other Income/(Expense)
Other income/(expense), net	2,000	-	2,000	800
Interest expense	(32,370)	(169,472)	(2,118,685)	(731,550)
Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net	-	234,236	-	3,852,140
Total Other Income/(Expense)	(30,370)	64,764	(2,116,685)	3,121,390
Income/(Loss) on Equity Method Investments	-	-	(2)
Net Income/(Loss)	$(2,312,785)	$(1,692,939)	$(6,610,034)	$153,445
Net Income/(Loss) Per Share (Basic)	$(0.08)	$(0.46)	$(0.25)	$0.04
Net Income/(Loss) Per Share (Diluted)	$(0.08)	$(0.46)	$(0.25)	$0.01
Weighted Average Common Shares Outstanding (Basic)	30,587,415	3,669,117	26,154,266	3,651,693
Weighted Average Common Shares Outstanding (Diluted)	30,587,415	3,669,117	26,154,266	32,668,360
Other Comprehensive Income/(Loss)
Foreign currency translation gain/(loss)	(6,256)	-	(13,353)	-
Net Comprehensive Income/(Loss)	$(2,319,041)	$(1,692,939)	$(6,623,387)	$153,445

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

For the Three and Six Months Ended June 30, 2022

	Series A Preferred Stock		Series 1A Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Other Accumulated Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance at January 1, 2022	48,100	$5	3,700	$-	4,787,415	$479	$424,948,698	$(427,782,788)		$(2,833,606)
Conversion of TubeSolar Series 1A Preferred Stock into Common Stock	-	-	(2,400)	-	4,800,000	480	(480)	-	-	-
Conversion of Crowdex Series 1A Preferred Stock into Common Stock	-	-	(1,300)	-	2,600,000	260	(260)	-	-	-
Conversion of BD1 Note into Common Stock	-	-	-	-	15,800,000	1,580	7,898,420	-	-	7,900,000
Conversion of Nanyang Note into Common Stock	-	-	-	-	1,200,000	120	599,880	-	-	600,000
Conversion of Fleur Note into Common Stock	-	-	-	-	1,400,000	140	699,860	-	-	700,000
Net Loss	-	-	-	-	-	-	-	(4,297,249)	-	(4,297,249)
Foreign Currency Translation Loss	-	-	-	-	-	-	-	-	(7,097)	(7,097)
Balance at March 31, 2022	48,100	$5	-	$-	30,587,415	$3,059	$434,146,118	$(432,080,037)	$(7,097)	$2,062,048
Net Loss	-	-	-	-	-	-	-	(2,312,785)	-	(2,312,785)
Foreign Currency Translation Loss	-	-	-	-	-	-	-	-	(6,256)	(6,256)
Balance at June 30, 2022	48,100	$5	-	$-	30,587,415	$3,059	$434,146,118	$(434,392,822)	$(13,353)	$(256,993)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

For the Three and Six Months Ended June 30, 2021

	Series A Preferred Stock		Series 1A Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at January 1, 2021	48,100	$5	1,300	$-	3,660,439	$366	$401,590,211	$(421,782,785)	$(20,192,203)
Proceeds from Issuance of Series 1A Preferred Stock	-	-	2,500	-	-	-	2,500,000	-	2,500,000
Proceeds from Issuance of Common Stock	-	-	-	-	1,500	2	2,999,998	-	3,000,000
Conversion of Global Ichiban Note into Common Shares	-	-	-	-	33,600	3	5,799,997	-	5,800,000
Relieved on Conversion of Derivative Liability	-	-	-	-	-	-	1,686,079	-	1,686,079
Net Income	-	-	-	-	-	-	-	1,846,384	1,846,384
Balance at March 31, 2021	48,100	$5	3,800	$-	3,695,539	$371	$414,576,285	$(419,936,401)	$(5,359,740)
Net Income	-	-	-	-	-	-	-	(1,692,939)	(1,692,939)
Balance at June 30, 2021	48,100	$5	3,800	$-	3,695,539	$371	$414,576,285	$(421,629,340)	$(7,052,679)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	June 30,
	2022	2021
Operating Activities:
Net income/(loss)	$(6,610,034)	$153,445
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	34,503	24,936
Operating lease asset amortization	340,114	319,468
Amortization of debt discount	2,086,301	689,965
Loss on equity method investment	2	—
Warranty reserve	—	7,082
Gain on extinguishment of liabilities, net	—	(3,852,140)
Changes in operating assets and liabilities:
Accounts receivable	(786,824)	5,539
Inventories	(85,934)	(55,029)
Prepaid expenses and other current assets	(559,774)	(557,977)
Accounts payable	185,596	(73,672)
Related party payable	7,127	(87,263)
Operating lease liabilities	(322,729)	(282,680)
Accrued interest	30,383	24,909
Accrued expenses	305,585	(529,937)
Net cash used in operating activities	(5,375,684)	(4,213,354)
Investing Activities:
Contributions to equity method investment	(83,559)	—
Payments on purchase of assets	(66,053)	(114,386)
Patent activity costs	(7,192)	17,648
Net cash used in investing activities	(156,804)	(96,738)
Financing Activities:
Proceeds from issuance of stock	—	5,500,000
Net cash provided by financing activities	—	5,500,000
Net change in cash and cash equivalents	(5,532,488)	1,189,908
Cash and cash equivalents at beginning of period	5,961,760	167,725
Cash and cash equivalents at end of period	$429,272	$1,357,633
Non-Cash Transactions:
Right-of-use assets acquired through operating lease liabilities	$21,045	$—
Purchases of equipment not yet paid at end of period	$213,933	$—
Non-cash conversions of preferred stock and convertible notes to equity	$9,200,000	$5,800,000
Series 1A preferred stock conversion	$740	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION

Ascent Solar Technologies, Inc. and its wholly owned subsidiary (collectively, the “Company") is currently focusing on integrating its PV products into high value markets such as aerospace, satellites, near earth orbiting vehicles, and fixed wing unmanned aerial vehicles (“UAV”). The value proposition of Ascent’s proprietary solar technology not only aligns with the needs of customers in these industries, but also overcomes many of the obstacles other solar technologies face in these unique markets. Ascent has the capability to design and develop finished products for end users in these areas as well as collaborate with strategic partners to design and develop custom integrated solutions for products like fixed-wing UAVs. Ascent sees significant overlap of the needs of end users across some of these industries and can achieve economies of scale in sourcing, development, and production in commercializing products for these customers.

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

NOTE 2. BASIS OF PRESENTATION

The accompanying, unaudited, condensed consolidated financial statements have been derived from the accounting records of the Company as of June 30, 2022 and December 31, 2021, and the results of operations for the three and six months ended June 30, 2022 and 2021. All significant inter-company balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were described in Note 3 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes to our accounting policies as of June 30, 2022.

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

During the three months ended June 30, 2022 and 2021, the Company recognized product revenue of $627,571 and $380,488, respectively. During the six months ended June 30, 2022 and 2021, the Company recognized product revenue of $681,781 and $545,646, respectively. During the three and six months ended June 30, 2022, one customer comprised 91% and 84%, respectively, of the total product revenue. During the three and six months ended June 30, 2021, the same customer comprised 96% and 80%, respectively, of the total product revenue.

Milestone and engineering revenue. Each milestone and engineering arrangement is a separate performance obligation. The transaction price is estimated using the most likely amount method and revenue is recognized as the performance obligation is satisfied through achieving manufacturing, cost, or engineering targets. During the three and six months ended June 30, 2022, the Company recognized total Milestone and engineering revenue of $10,000 and $522,000, respectively, of which, $0 and $512,000, for the three and six months ended June 30, 2022, respectively, was earned from TubeSolar AG (“TubeSolar”), a significant existing stakeholder in the Company and a related party. The Company did not have Milestone and engineering revenue during the three and six months ended June 30, 2021.

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

No government contract revenue was recognized during the three and six months ended June 30, 2022 and 2021.

Accounts Receivable. As of June 30, 2022 and December 31, 2021, the Company had an accounts receivable, net balance of $836,074 and $49,250, respectively. As of June 30, 2022, one customer comprised 49% and a second customer comprised 48% of the total net accounts receivable balance. As of June 30, 2022 and December 31, 2021, the Company had an allowance for doubtful accounts of $26,000 and $26,000, respectively.

Deferred revenue for the six months ended June 30, 2022 was as follows:

Balance as of January 1, 2022	$22,500
Additions	206,279
Recognized as revenue	(228,669)
Balance as of June 30, 2022	$110
Earnings per Share: Earnings per share (“EPS”) are the amount of earnings attributable to each share of common stock. Basic EPS has been computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Income available to common stockholders has been computed by deducting dividends accumulated for the period on cumulative preferred stock (whether or not earned) from net income. Diluted earnings per share has been computed by dividing net income adjusted on an if-converted basis for the period by the weighted average number of common shares and potentially dilutive common share outstanding (which consist of options and convertible securities using the treasury stock method or the if-converted method, as applicable, to the extent they are dilutive). Approximately 2.4 million shares of dilutive shares were excluded from the three and six months period ended June 30, 2022 EPS calculation as their impact is antidilutive. Approximately 29.1 million shares were excluded from the three month period ended June 30, 2021 EPS calculation as their impact is antidilutive. There were approximately 29.0 million shares of dilutive shares for the six months period ended June 30, 2021.

Recently Adopted or to be Adopted Accounting Policies

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current U.S. GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective for smaller reporting public companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years and can be adopted using either a modified retrospective or a fully retrospective method of transition. Management has not yet evaluated the impact that the adoption of ASU 2020-06 will have on the Company’s condensed consolidated financial statement presentation or disclosures.

Other new pronouncements issued but not effective as of June 30, 2022 are not expected to have a material impact on the Company’s condensed consolidated financial statements.

NOTE 4. LIQUIDITY, CONTINUED OPERATIONS, AND GOING CONCERN

During the year ended December 31, 2021, the Company entered into multiple financing agreements to fund operations. Further discussion of these transactions can be found in Notes 8, 9, 10, and 11 in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

The Company has continued limited PV production at its manufacturing facility. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented its product strategy. During the six months ended June 30, 2022 the Company used $5,375,684 in cash for operations.

Additional projected product revenues are not anticipated to result in a positive cash flow position for the next twelve months overall and, as of June 30, 2022, the Company has a working capital deficit of $1,085,161. As such, cash liquidity is not sufficient for the next twelve months and will require additional financing.

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

NOTE 5. RELATED PARTY TRANSACTIONS

On September 15, 2021, the Company entered into a Long-Term Supply and Joint Development Agreement (“JDA”) with TubeSolar. Under the terms of the JDA, the Company will produce, and TubeSolar will purchase, thin-film photovoltaic (“PV”) foils (“PV Foils”) for use in TubeSolar’s solar modules for agricultural photovoltaic (“APV”) applications that require solar foils for its production. Additionally, the Company will receive (i) up to $4 million of non-recurring engineering (“NRE”) fees, (ii) up to $13.5 million of payments upon achievement of certain agreed upon production and cost structure milestones and (iii) product revenues from sales of PV Foils to TubeSolar. The JDA has no fixed term, and may only be terminated by either party for breach. $500,000 of NRE revenue and no PV Foil revenue were recognized under the JDA during the six months ended June 30, 2022.

The Company and TubeSolar have also jointly established Ascent Solar Technologies Germany GmbH (“Ascent Germany”), in which TubeSolar holds of 30% of the entity. Ascent Germany was established to operate a PV manufacturing facility in Germany that will produce and deliver PV Foils exclusively to TubeSolar. Until Ascent Germany’s facility is fully operational, PV Foils will be manufactured in the Company’s existing facility in Thornton, Colorado. The parties expect to jointly develop next generation tooling for use in manufacturing PV Foils at the JV facility. The Company accounts for this investment as an equity method investment as it does not have control of this entity, but does have significant influence over the activities that most significantly impact the entity’s operations and financial performance. The Company contributed $83,559 to Ascent Germany during the six months ended June 30, 2022. The Company currently cannot quantify its maximum exposure in this entity.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

The following table summarizes property, plant and equipment as of June 30, 2022 and December 31, 2021:

	As of June 30,	As of December 31,
	2022	2021
Furniture, fixtures, computer hardware and computer software	$494,897	$473,448
Manufacturing machinery and equipment	21,850,530	21,863,624
Leasehold improvements	92,376	-
Manufacturing machinery and equipment, in progress	268,118	88,863
Depreciable property, plant and equipment	22,705,921	22,425,935
Less: Accumulated depreciation and amortization	(22,171,192)	(22,146,273)
Net property, plant and equipment	$534,729	$279,662

Depreciation expense for the three months ended June 30, 2022 and 2021 was $13,046 and $2,724, respectively. Depreciation expense for the six months ended June 30, 2022 and 2021 was $24,919 and $5,448, respectively. Depreciation expense is recorded under “Depreciation and amortization expense” in the unaudited Condensed Consolidated Statements of Operations.

NOTE 7. OPERATING LEASE

The Company’s operating leases are comprised of approximately 100,000 rentable square feet for its manufacturing and operations and a Company car. These leases are classified and accounted for as operating leases. The building lease term is for 88 months commencing on September 21, 2020 at a rent of $50,000 per month including taxes, insurance and common area maintenance until December 31, 2020. Beginning January 1, 2021, the rent adjusted to $80,000 per month on a triple net basis and shall increase at an annual rate of 3% per annum until December 31, 2027. The Company car lease term is for 39 months commencing on June 30, 2022. The Company made a $5,000 initial payment and pays $493 per month.

As of June 30, 2022 and December 31, 2021, assets and liabilities related to the Company’s leases were as follows:

	As of June 30,	As of December 31,
	2022	2021
Operating lease right-of-use assets, net	$4,665,619	$4,984,688
Current portion of operating lease liability	689,129	646,742
Non-current portion of operating lease liability	4,188,419	4,532,490

During the three months ended June 30, 2022 and 2021 the Company recorded operating lease costs included in rent expense of $516,785 and $258,393, respectively.

Future maturities of the operating lease liability are as follows:

Remainder of 2022	$497,360
2023	1,024,381
2024	1,054,935
2025	1,084,833
2026	1,112,903
Thereafter	1,146,290
Total lease payments	5,920,702
Less amounts representing interest	(1,043,154)
Present value of lease liability	$4,877,548

The remaining weighted average lease term and discount rate of the operating leases is 66.4 months and 7.0%, respectively.

NOTE 8. INVENTORIES

Inventories, net of reserves, consisted of the following at June 30, 2022 and December 31, 2021:

	As of June 30,	As of December 31,
	2022	2021
Raw materials	$651,979	$575,154
Work in process	25,908	15,803
Finished goods	219	1,215
Total	$678,106	$592,172

NOTE 9. NOTES PAYABLE

On June 30, 2017, the Company entered into an agreement with a vendor (“Vendor”) to convert the balance of their account into a note payable in the amount of $250,000. The note bears interest of 5% per annum and matured on February 28, 2018. As of June 30, 2022, the Company had not made any payments on this note, the accrued interest was $60,445, and the note is due upon demand. To the best of our knowledge, Vendor has not made any attempts to recover any amount owing to them since 2019.

NOTE 10. CONVERTIBLE NOTES

The following table provides a summary of the activity of the Company's unsecured, convertible, promissory notes:

	Principal Balance 1/1/2022	New Notes	Notes assigned or exchanged	Notes converted	Principal Balance 6/30/2022	Less: Discount Balance	Net Principal Balance 6/30/2022
BD1 Notes (related party)	$9,900,000	$—	$(2,000,000)	$(7,900,000)	$—	$—	$—
Nanyang Note	500,000	—	1,000,000	(600,000)	900,000	(177,621)	722,379
Fleur Note	—	—	1,000,000	(700,000)	300,000	(59,231)	240,769
	$10,400,000	$—	$—	$(9,200,000)	$1,200,000	$(236,852)	$963,148

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

On July 22, 2022, Nanyang converted the remaining $900,000 balance of their convertible notes into 1,800,000 shares of common stock. See Note 14, Subsequent Events, for additional information.

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

On July 22, 2022, Fleur converted the remaining $300,000 balance of their convertible notes into 600,000 shares of common stock. See Note 14, Subsequent Events, for additional information.

NOTE 11. SERIES A PREFERRED STOCK

As of January 1, 2022, there were 48,100 shares of Series A Preferred Stock outstanding. Holders of Series A Preferred Stock are entitled to cumulative dividends at a rate of 8% per annum when and if declared by the Board of Directors at its sole discretion. The dividends may be paid in cash or in the form of common stock (valued at 10% below market price, but not to exceed the lowest closing price during the applicable measurement period), at the discretion of the Board of Directors. The dividend rate on the Series A Preferred Stock is indexed to the Company's stock price and subject to adjustment. In addition, the Series A Preferred Stock contains a make-whole provision whereby, conversion or redemption of the preferred stock within 4 years of issuance will require dividends for the full four year period to be paid by the Company in cash or common stock (valued at 10% below market price, but not to exceed the lowest closing price during the applicable measurement period). This make-whole provision expired in June 2017.

The Series A Preferred Stock may be converted into shares of common stock at the option of the Company if the closing price of the common stock exceeds $1,160,000, as adjusted, for twenty consecutive trading days, or by the holder at any time. The Company has the right to redeem the Series A Preferred Stock at a price of $8.00 per share, plus any accrued and unpaid dividends, plus the make-whole amount (if applicable). At June 30, 2022, the preferred shares were not eligible for conversion to common shares at the option of the Company. The holder of the preferred shares may convert to common shares at any time. After making adjustment for the Company’s prior reverse stock splits, all 48,100 outstanding Series A preferred shares are convertible into less than one common share. Upon any conversion (whether at the option of the Company or the holder), the holder is entitled to receive any accrued but unpaid dividends.

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

As of June 30, 2022, there were 48,100 shares of Series A Preferred Stock outstanding and accrued and unpaid dividends of $440,917.

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

NOTE 13. STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

At June 30, 2022, the Company had 500 million shares of common stock, $0.0001 par value, authorized for issuance. Each share of common stock has the right to one vote. As of June 30, 2022, the Company had 30,587,415 shares of common stock outstanding. The Company has not declared or paid any dividends related to the common stock during the six month ended June 30, 2022 and 2021.

Preferred Stock

At June 30, 2022, the Company had 25 million shares of preferred stock, $0.0001 par value, authorized for issuance. Preferred stock may be issued in classes or series. Designations, powers, preferences, rights, qualifications, limitations and restrictions are determined by the Company’s Board of Directors.

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

Refer to Note 11 for Series A Preferred Stock activity.

Series 1A Preferred Stock

Refer to Note 12 for Series 1A Preferred Stock activity.

Series B-1, B-2, C, D, D-1, E, F, G, H, I, J, J-1, and K Preferred Stock

There were no transactions involving the Series B-1, B-2, C, D, D-1, E, F, G, H, I, J, J-1, or K during the three and six months ended June 30, 2022 and 2021.

NOTE 14. SUBSEQUENT EVENTS

Private Placement Offering of Bridge Promissory Note

On August 4, 2022, the Company received $1,000,000 of gross proceeds pursuant to an unsecured convertible promissory note (the “Bridge Note”) sold and issued to Lucro Investments VCC – ESG Opportunities Fund (“Lucro”), an affiliate of Fleur. The Bridge Note matures on February 3, 2023 (the “Maturity Date”), and does not bear interest (except in the event of a default). If the Company completes a “Qualified Financing”, the $1 million outstanding principal amount of the Bridge Note will automatically convert into the type of securities offered by the Company in the Qualified Financing on the same pricing, terms and conditions as specified in the Qualified Financing. A Qualified Financing is defined as (i) the Company’s issuance and sale of shares of its equity or equity-linked securities to investors, (ii) on or before the Maturity Date, (iii) in a financing with total proceeds to the Company of at least $5,000,000 (inclusive of the conversion of the $1,000,000 Bridge Note), and (iv) which financing would result in the listing of the Company’s common stock on the Nasdaq Capital Market (“Nasdaq”).

Private Placement Offering of Common Stock and Warrant

On August 8, 2022, the Company entered into a securities purchase agreement (“SPA”) with Lucro for the private placement (the “Private Placement”) of an aggregate of 943,397 shares (the “Shares”) of the Company’s common stock and warrants exercisable for up to an additional 1,415,095 shares of Common Stock (the “Warrants”). The Shares and Warrants are being sold in units (the “Units”) at a fixed price of $5.30 per Unit. Each Unit consists of (i) one Share and (ii) Warrants exercisable for 1.5 shares of Common Stock.

Each Warrant will be exercisable for five years at an exercise price of $5.30 per one share of Common Stock. The holder may not exercise the Warrants to the extent that, after giving effect to such exercise, the holder would beneficially own in excess of 9.99% of the shares of Common Stock outstanding, or, at the holder’s election on not less than 61 days’ notice, 19.99%. The Warrants are exercisable for cash. If, at the time the holder exercises any Warrants, a registration statement registering the issuance of the shares of Common Stock underlying the Warrants is not then effective or available for the issuance of such shares, then the Warrants may be net exercised on a cashless basis according to a formula set forth in the Warrants.

At closing, the Company will receive $4,000,000 of gross proceeds from the Private Placement and the $1,000,000 Bridge Note will be cancelled and converted into Common Stock and Warrants.

The closing of the Private Placement is conditioned on the Company receiving conditional approval of the listing of its shares of Common Stock on the Nasdaq Capital Market, conditioned solely on the consummation of the Private Placement. The closing of the Private Placement is also subject to other customary closing conditions.

The closing of the Private Placement is expected to close no later than August 31, 2022. Shortly after the closing of the Private Placement, the Company expects that its shares of Common Stock will begin trading on the Nasdaq Capital Market.

Convertible Notes

•

Subsequent to June 30, 2022, the Company and Nanyang agreed to waive the 4.99% cap on securities beneficially owned by Nanyang and its affiliates. Additionally, on July 11, 2022, Nanyang converted its remaining $900,000 convertible notes into 1,800,000 shares of common stock.

•

Subsequent to June 30, 2022, the Company and Fleur agreed to waive the 4.99% cap on securities beneficially owned by Fleur and its affiliates. Additionally, on July 11, 2022, Fleur converted is remaining $300,000 convertible notes into 600,000 shares of common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes to those financial statements appearing elsewhere in this Form 10-Q and our audited financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 14, 2022. This discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance. As a result of many factors, our actual results may differ materially from those anticipated in these forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. You should carefully read the “Risk Factors” section of this Quarterly Report and of our Annual Report on Form 10-K for the year ended December 31, 2021 to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Forward-Looking Statements.”

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

For the six months ended June 30, 2022, we generated $1,203,781 of total revenue. As of June 30, 2022, we had an accumulated deficit of $434,392,822.

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

In March 2018, we collaborated with a European based customer for their lighter-than-air, helium-filled airship project, which was based on our newly developed ultra-light modules with substrate material that was half of the thickness of our standard modules. In 2019, we completed a repeat order from the same customer who had since established its airship development operation in the US. In 2020, we received a third and enlarged order from the same customer and completed the order in the second quarter of 2021. Most recently, in the 4th quarter of 2021 we received a fourth order that was fulfilled during the 2nd quarter of 2022.

On September 15, 2021, the Company entered into a Long-Term Supply and Joint Development Agreement (“JDA”) with TubeSolar, a significant existing stakeholder in the Company. See “Principal Stockholders,” and “Certain Transactions.” Under the terms of the JDA, the Company will produce, and TubeSolar will purchase, thin-film PV foils (“PV Foils”) for use in TubeSolar’s solar modules for agricultural photovoltaic (“APV”) applications that require solar foils for its production. Under the JDA, the Company will receive (i) up to $4 million of non-recurring engineering (“NRE”) fees, (ii) up to $13.5 million of payments upon achievement of certain agreed upon production and cost structure milestones, and (iii) product revenues from sales of PV Foils to TubeSolar. The JDA has no fixed term, and may only be terminated by either party for breach.

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

We continue to design and manufacture PV integrated portable power applications for commercial and military users, including the US Marine Corps, US AF Special Operations Command, US Special Operations Command, US Army Special Operations Command, US Army Futures Command, and others. Due to the high durability enabled by the monolithic integration employed by our technology, the capability to customize modules into different form factors and what we believe is the industry leading light weight and flexibility provided by our modules, we believe that the potential applications for our products are extensive, including anywhere that may need power generation such as in disaster recovery and emergency preparedness, commercial and personal adventure expeditions to remote areas, humanitarian efforts in areas with poor power infrastructure, photography and filming involved in wildlife observation, and elsewhere needing remote and mobile power generation.

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

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been derived from the accounting records of Ascent Solar Technologies, Inc. and Ascent Solar (Asia) Pte. Ltd. (collectively, the “Company") as of June 30, 2022 and December 31, 2021, and the results of operations for the three and six months ended June 30, 2022 and 2021. Ascent Solar (Asia) Pte. Ltd. is wholly owned by Ascent Solar Technologies, Inc. All significant inter-company balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.

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

The Company’s significant accounting policies were described in Note 3 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes to our accounting policies as of June 30, 2022.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,
	2022	2021	$ Change
Revenues
Products	$627,571	$380,488	$247,083
Milestone and engineering	10,000	-	10,000
Total Revenues	637,571	380,488	257,083

Costs and Expenses
Cost of Revenue	576,994	423,861	153,133
Research, development and manufacturing operations	1,453,273	901,850	551,423
SG&A	871,881	800,416	71,465
Depreciation	17,838	12,064	5,774
Total Costs and Expenses	2,919,986	2,138,191	781,795
Loss From Operations	(2,282,415)	(1,757,703)	(524,712)

Other Income/(Expense)
Other income/(expense), net	2,000	-	2,000
Interest Expense	(32,370)	(169,472)	137,102
Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities	-	234,236	(234,236)
Total Other Income/(Expense)	(30,370)	64,764	(95,134)
Income/(Loss) on Equity Method Investments	-	-	-
Net (Loss)/Income	$(2,312,785)	$(1,692,939)	$(619,846)

Comparison of the Three Months Ended June 30, 2022 and 2021

Total Revenues. Our total revenues increased by $257,083, or 68%, for the three months ended June 30, 2022 when compared to the same period in 2021, due primarily to the completion of a larger order in the current period.

Cost of revenue. Cost of revenues is primarily comprised of repair and maintenance, material costs, and direct labor and overhead expenses. Our Cost of revenues increased by $153,133, or 36%, for the three months ended June 30, 2022 when compared to the same period in 2021. This is due primarily to the increase in repair and maintenance, personnel, materials and freight, and other operating costs as a result of an increase in operations during the three months ended June 30, 2022 when compared to the same period in 2021. Management believes our factory is significantly under-utilized, and a substantial increase in revenue would result in marginal increases to Direct Labor and Overhead included in the Cost of revenues. As such management’s continued focus going forward is to improve gross margin through increased sales and improved utilization of our factory.

Research, development and manufacturing operations. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. Research, development and manufacturing operations costs also include costs related to technology development. Research, development and manufacturing operations costs increased by $551,423, or 61%, for the three months ended June 30, 2022 when compared to the same period in 2021. This is due primarily to an increase in personnel and other operating costs as a result of increased level of operations in the current period as compared to the Company’s restart status in the same period in 2021.

Selling, general and administrative. Selling, general and administrative expenses increased by $71,465, or 9%, for the three months ended June 30, 2022 when compared to the same period in 2021. The increase in costs is due primarily to increased administrative costs in the current period as compared to the Company’s restart status in the same period in 2021.

Other Income/Expense. Other expense was $30,370 for the three months ended June 30, 2022, compared to other income of $64,764 for the same period in 2021, a decline of $95,134. The decline is due primarily to a one time gain recognized in 2021 and not repeated in 2022.

Net (Loss)/Income. Our Net Loss increased by $619,846, or 37%, for the three months ended June 30, 2022 compared to the same period in 2021 due primarily to the items mentioned above.

Comparison of the six months ended June 30, 2022 and 2021

	Six Months Ended June 30,
	2022	2021	$ Change
Revenues
Product Revenue	$681,781	$545,646	$136,135
Milestone and engineering	522,000	-	522,000
Total Revenues	1,203,781	545,646	658,135

Costs and Expenses
Cost of Revenue	1,109,885	496,643	613,242
Research, development and manufacturing operations	2,859,595	1,629,886	1,229,709
SG&A	1,693,145	1,362,126	331,019
Depreciation	34,503	24,936	9,567
Total Costs and Expenses	5,697,128	3,513,591	2,183,537
Loss From Operations	(4,493,347)	(2,967,945)	(1,525,402)

Other Income/(Expense)
Other Income/(Expense), net	2,000	800	1,200
Interest Expense	(2,118,685)	(731,550)	(1,387,135)
Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities	-	3,852,140	(3,852,140)
Total Other Income/(Expense)	(2,116,685)	3,121,390	(5,238,075)
Income/(Loss) on Equity Method Investments	(2)	-	(2)
Net (Loss)/Income	$(6,610,034)	$153,445	$(6,763,479)

Comparison of the six months ended June 30, 2022 and 2021

Total Revenues. Our total revenues increased by $658,135, or 121%, for the six months ended June 30, 2022 when compared to the same period in 2021, due primarily to the increased order from a repeat customer and NRE fees from TubeSolar in the current period.

Cost of revenue. Cost of revenues is primarily comprised of repair and maintenance, direct labor, and overhead expenses. Our Cost of revenues increased by $613,242, or 123%, for the six months ended June 30, 2022 when compared to the same period in 2021. This is due primarily to the increase in repair and maintenance, materials and freight, personnel, and other operating costs as a result of an increase in operations during the six months ended June 30, 2022 when compared to the same period in 2021. During the first half of 2021, the Company continued to ramp up its operations and incurred less expenses when compared to current year results. Management believes our factory is significantly under-utilized, and a substantial increase in revenue would result in marginal increases to Direct Labor and Overhead included in the Cost of revenues. As such management’s continued focus going forward is to improve gross margin through increased sales and improved utilization of our factory.

Research, development and manufacturing operations. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. Research, development and manufacturing operations costs also include costs related to technology development. Research, development and manufacturing operations costs increased by $1,229,709, or 75%, for the six months ended June 30, 2022 when compared to the same period in 2021. This is due primarily to an increase in repair and maintenance, personnel and other operating costs as a result of increased level of operations in the current period as compared to the Company’s restart status in the same period in 2021.

Selling, general and administrative. Selling, general and administrative expenses increased by $331,019, or 24%, for the six months ended June 30, 2022 when compared to the same period in 2021. The increase in costs is due primarily to increased administrative costs in the current period as compared to the Company’s restart status in the same period in 2021.

Other Income/Expense. Other expense was $2,116,685 for the six months ended June 30, 2022, compare to other income of $3,121,390 in the same period 2021, a decline of $5,238,075. The decline is due primarily to a gain from the change in fair value of derivative liabilities recognized in the prior period and not repeated in the current period, and additionally, as a result of the Company accelerating the amortization of approximately $2 million in convertible debt discount and recognizing it as interest expense upon conversion of certain notes to equity in the current period.

Net (Loss)/Income. Our Net Loss was $6,610,034 for the six months ended June 30, 2022, compared to Net Income of $153,445 in the same period in 2021, a decline of $6,763,479. The decline is due primarily to the items mentioned above.

Liquidity and Capital Resources

The Company has continued limited PV production at its manufacturing facility. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented its product strategy. During the six months ended June 30, 2022 the Company used $5,375,684 in cash for operations.

Additional projected total revenues are not anticipated to result in a positive cash flow position for the year overall and, as of June 30, 2022, the Company has working capital deficit of $1,085,161. As such, cash liquidity would not be sufficient for the next twelve months and will require additional financing.

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

Statements of Cash Flows Comparison of the Six Months Ended June 30, 2022 and 2021

For the six months ended June 30, 2022, our cash used in operations was $5,375,684 compared to $4,213,354 for the six months ended June 30, 2021, an increase of $1,162,330. The increase is due primarily to the scaling up of operations during the current period as compared to the Company’s restart status in the 2021 six months period. For the six months ended June 30, 2022, cash used in investing activities was $156,804 compared to $96,738 used in investing activities for the six months ended June 30, 2021. This change was due primarily to the Company investing in Ascent Germany and purchasing new PP&E in the current period. During the six months ended June 30, 2022, net cash used in operations of $5,375,684 were primarily funded through the proceeds from issuances of preferred and common stock during 2021.

Off Balance Sheet Transactions

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

We hold no significant funds and have no significant future obligations denominated in foreign currencies as of June 30, 2022.

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

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our cash equivalents and investment portfolio. As of June 30, 2022, our cash equivalents consisted only of operating accounts held with financial institutions. From time to time, we may hold restricted funds, money market funds, investments in U.S. government securities and high-quality corporate securities. The primary objective of our investment activities is to preserve principal and provide liquidity on demand, while at the same time maximizing the income we receive from our investments without significantly increasing risk. The direct risk to us associated with fluctuating interest rates is limited to our investment portfolio, and we do not believe a change in interest rates will have a significant impact on our financial position, results of operations, or cash flows.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Our management conducted an evaluation required by

Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of June 30, 2022. Based on this evaluation, our management concluded the design and operation of our disclosure controls and procedures were effective as of June 30, 2022.

 Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the six months ended June 30, 2022.

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

10.8†	Executive Employment Agreement, dated April 4, 2014, between the Company and Victor Lee (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 9, 2014)

10.9†	Seventh Amended and Restated 2005 Stock Option Plan (incorporated by reference to Annex B of our definitive proxy statement dated April 22, 2016)

10.10†	Seventh Amended and Restated 2008 Restricted Stock Plan Stock Option Plan Plan (incorporated by reference to Annex A of our definitive proxy statement dated April 22, 2016)

10.11+	Industrial Lease for 12300 Grant Street, Thornton, Colorado dated September 21, 2020 (incorporated by reference to Exhibit 10.50 to our Annual Report on Form 10-K filed January 29, 2021)

10.12+	Long-Term Supply and Joint Development Agreement dated September 15, 2021 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021)

10.13	Fleur Capital Unsecured Convertible Promissory Note dated January 3, 2022 (incorporated by reference to Exhibit 10.13 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022)

10.14	Nanyang Unsecured Convertible Promissory Note dated January 21, 2022 (incorporated by reference to Exhibit 10.14 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022)

10.15	Bridge Promissory Note dated August 3, 2022 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 8, 2022)

10.16	Securities Purchase Agreement dated August 8, 2022 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 8, 2022)

10.17	Form of Common Stock Warrant Related to Securities Purchase Agreement dated August 8, 2022 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 8, 2022)

31.1*	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

CTR	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†	Denotes management contract or compensatory plan or arrangement.

+

Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

ASCENT SOLAR TECHNOLOGIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of August, 2022.

ASCENT SOLAR TECHNOLOGIES, INC.

August 12, 2022	By:	/s/ VICTOR LEE
Lee Kong Hian (aka Victor Lee) President and Chief Executive Officer (Principal Executive Officer)

August 12, 2022	By:	/s/ MICHAEL J. GILBRETH
Michael J. Gilbreth Chief Financial Officer (Principal Financial and Accounting Officer)