Form 10-K
period 2022-12-31
Ascent Solar Technologies, Inc.
filed 2023-03-10
CIK 1350102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission File No. 001-32919

Ascent Solar Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-3672603
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12300 Grant Street, Thornton, CO	80241
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: 720-872-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.0001 par value per share	ASTI	Nasdaq Capital Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $24,086,974 based upon the last reported sale price of the registrant’s common stock on that date as reported by OTC Markets Group (“OTC Markets”).

As of March 10, 2023, there were 36,928,917 shares of our common stock issued and outstanding.

ASCENT SOLAR TECHNOLOGIES, INC.

Form 10-K Annual Report

for the Fiscal Year ended December 31, 2022

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
•
Our ability to maintain this listing of our common stock on the Nasdaq Capital Market;
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
•
Our ability to achieve projected operation performance and cost metrics;
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

References to “we,” “us,” “our,” “Ascent,” “Ascent Solar” or the “Company” in this Annual Report mean Ascent Solar Technologies, Inc.

PART I

Item 1. Business

Business Overview

Ascent Solar Technologies, Inc. (“Ascent” or the "Company") was incorporated on October 18, 2005 from the separation by ITN Energy Systems, Inc. (“ITN”) of its Advanced Photovoltaic Division and all of that division’s key personnel, core technologies, and certain trade secrets and royalty free licenses to use in connection with the manufacturing, developing marketing, and commercializing Copper-Indium-Gallium-diSelenide (“CIGS”) photovoltaic (“PV”) products.

We are an American solar technology company that manufactures and sells PV solar modules that are flexible, durable, and possess attractive power to weight and power to area performance. Our technology provides renewable power solutions to high-value production and specialty solar markets where traditional rigid solar panels are not suitable, including aerospace, agrivoltaics, and niche manufacturing/construction sectors. We operate in these target markets because they have highly specialized needs for power generation and offer attractive pricing due to the significant technological requirements.

We believe the value proposition of Ascent’s proprietary solar technology not only aligns with the needs of customers in our target markets, but also overcomes many of the obstacles other solar technologies face in these unique markets. Ascent designs and develops finished products for end users in these areas and collaborates with strategic partners to design and develop custom integrated solutions for products like airships and fixed-wing UAVs. Ascent sees significant overlap in the needs of end users across some of these markets and believes it can achieve economies of scale in sourcing, development, and production in commercializing products for these customers.

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

Product History

In March 2008, we demonstrated initial operating capacity of our first production line by beginning production trials as an end-to-end integrated process. By July 2009, we obtained independent verification by the U.S. Department of Energy’s National Renewable Energy Laboratory (“NREL”) that our modules of approximately 15 centimeters wide by 30 centimeters long measured 10.4% in conversion efficiency, which, by October 2009, NREL further verified our achievement of a manufacturing milestone of 14.0% cell efficiency as well as a peak efficiency of 11.4% for our CIGS modules. In October 2010, we completed internal qualification testing of a flexible packaging solution which successfully passed the rigorous standard of one thousand (1,000) hours of damp heat testing (85% relative humidity and 85° C temperature) guideline set forth by International Electrotechnical Commission (“IEC”) 61646 standards for performance and long-term reliability of thin film solar modules. And in December 2010, we achieved 12.1% module efficiency on the same form factor.

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

During the third quarter of 2017, Ascent Solar demonstrated its breadth of capabilities at the US Special Operations Command (“SOCOM”) exclusive Technical Experimentation (“TE”) 17-3 Event in Washington, DC. SOCOM is tasked, by the Department of Defense (“DoD”), with providing Special Operations Forces (“SOF”) with the latest war fighting technology available; in support of this effort, SOCOM sponsors an annual TE event. In July of 2017, SOCOM requested the participation of companies who have proficiency in the areas of Satellite Communication (“SATCOM”) and Unattended Ground Sensors (“UGS”) for a TE event. Ascent Solar was selected to participate on the basis and recognition that one of the primary issues facing the DoD today is the ability to power all of their war fighting technology. Ascent’s diverse line-up of rugged and lightweight portable solar products offers the potential for the DoD to generate unattended ongoing power, which could save lives and increase the efficiency of the war fighting effort. Ascent received an assessed score of a capability that has “high potential for SOF use with few limitations”.

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

Due to the high durability enabled by the monolithic integration employed by our technology, the capability to customize modules into different form factors and what we believe is the industry leading light weight and flexibility provided by our modules, we believe that the potential applications for our products are extensive, including integrated solutions anywhere that may need power generation such as portable power solutions, vehicles in space or in flight or dual-use installations on agricultural land and has developed the following ways to utilize this technology:

•
High-voltage SuperLight thin-film CIGS PV blankets. These 50W, fully laminated, flexible blankets were manufactured using a new process that was optimized for high performance in near-space conditions at elevated temperatures, and are custom designed for easy modular integration into series and parallel configurations to achieve the desired voltage and current required for such application.
•
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
•
Micro-module for a space customer, approximately 12.8mm x 50mm (0.5in x 2.0in) in size that is ideal for both laboratory-scale environmental testing, and for subsequent integration into flight experiments.
•
Ultra-light modules with substrate material used by a European based customer for their lighter-than-air, helium-filled airship project. In 2019, we completed a repeat order from the same customer who had since established its airship development operation in the US. In 2020, we received a third and enlarged order from the same customer and completed the order in the second quarter of 2021. Most recently, in the 4th quarter of 2021 we received a fourth order that was shipped in 2022.
•
Ultra-lightweight, flexible PV modules used in the flight of a production version of the Silent Falcon™ Unmanned Aircraft Systems
•
Small area test cells and large, 19.5cm x 30cm monolithically integrated modules, all on a very thin, 25-micron (0.001 inch) plastic substrate to be used in JAXA’s solar sail deployment demonstration project. The 19.5cm x 30cm module is a custom design to match the anticipated deployment mechanism and PV layout for the final Jovian spacecraft.

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

We believe our choice of substrate material further differentiates us from other thin-film PV manufacturers. We believe the use of a flexible, lightweight, insulating substrate that is easier to install provides clear advantages for our target markets, especially where rigid substrates are unsuitable. We also believe our use of a flexible, plastic substrate provides us significant cost advantages because it enables us to employ monolithic integration techniques on larger components, which we believe are unavailable to manufacturers who use flexible, metal substrates. Accordingly, we are able to significantly reduce part count, thereby reducing the need for costly back end assembly of inter cell connections. As the only company, to our knowledge, focused on the commercial production of PV modules using CIGS on a flexible, plastic substrate with monolithic integration, we believe we have the opportunity to address the aerospace, agrivoltaics and other weight-sensitive markets with transformational high quality, value added product applications. It is these same unique features and our overall manufacturing process that enable us to produce extremely robust, light and flexible products.

Competitive Strengths

We believe we possess a number of competitive strengths that provide us with an advantage over our competitors.

•
We are a pioneer in CIGS technology with a proprietary, flexible, lightweight, high efficiency PV thin film product that positions us to penetrate a wide range of attractive high value added markets such as aerospace and agrivoltaics. In addition, we have provided renewable power solutions for off grid, portable power, transportation, defense, and other markets. By applying CIGS to a flexible plastic substrate, we have developed a PV module that is efficient, lightweight and flexible; with the highest power-to-weight ratio in at-scale commercially available solar.

The market for space and near-space solar power application solutions, agrivoltaics, portable power systems, and transportation integrated applications represent a significant premium market for the Company. Relative to our thin film competitors, we believe our advantage in thin film CIGS on plastic technology provides us with a superior product offering for these strategic market segments.
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
•
Our lightweight, powerful, and durable solar panels provide a performance advantage over our competitors. For applications where a premium is placed on the weight and profile of the product, our ability to integrate our PV modules into portable packages offers the customer a lightweight and durable solution for all their portable electronics.
•
Our proven research and development capabilities position us to continue the development of next generation PV modules and technologies. Our ability to produce CIGS based PV modules on a flexible plastic substrate is the result of a concerted research and development effort that began more than 20 years ago. We continue to pursue research and development in an effort to drive efficiency improvements in our current PV modules and to work toward next generation technologies and additional applications.
•
Our manufacturing process can be differentiated into two distinct functions; a front-end module manufacturing process and a back-end packaging process. Our ability to produce finished unpackaged rolls of CIGS material for shipment worldwide to customers for encapsulation and integration into various products enhances our ability to work with partners internationally and domestically.

Markets and Marketing Strategy

We target high-value specialty solar markets including aerospace and agrivoltaics applications. This strategy enables us to fully leverage the unique advantages of our technology, including flexibility, durability and attractive power to weight and power to area performance. It further enables us to offer unique, differentiated solutions in large markets with less competition, and more attractive pricing.

We believe the value proposition of Ascent’s proprietary solar technology not only aligns with the needs of customers in these markets, but also overcomes many of the obstacles other solar technologies face in these unique markets. Ascent has the capability to design and develop finished products for end users in these areas as well as collaborate with strategic partners to design and develop custom integrated solutions for products like airships and fixed-wing UAVs. Ascent sees significant overlap in the needs of end users across some of these verticals and believes it can achieve economies of scale in sourcing, development, and production in commercializing products for these customers.

Competition

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

The market for traditional, grid connected PV products is dominated by large manufacturers of c-Si technology, although thin film technology on glass has begun to emerge among the major players. We anticipate that while these large manufacturers may continue to dominate the market with their silicon-based products, thin film manufacturers will likely capture an increasingly larger share of the market, as is evident from the success of First Solar (CdTe).

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

We intend to continue to invest in research and development in order to provide near term improvements to our manufacturing process (including to reduce costs) and products (including improve technology to increase efficiency), as well as to identify next generation technologies relevant to both our existing and potential new markets. During the years ended December 31, 2022 and 2021 we incurred approximately $5,975,921 and $4,140,319, respectively, in research, development and manufacturing operations costs, which include research and development incurred in customizing products for customers, as well as manufacturing costs incurred while developing our product lines and manufacturing process. We also plan to continue to take advantage of research and development contracts to fund a portion of this development.

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
5
US Patent No. 8,648,253 entitled “Machine and Process for Continuous, Sequential, Deposition of Semiconductor Solar Absorbers Having Variable Semiconductor Composition Deposited in Multiple Sublayers” (issued February 11, 2014)
6
US Patent No. 9,538,671 entitled "System For Housing And Powering A Battery-Operated Device And Associated Methods" (issued January 3, 2017)
7
US Patent No. D781,228 entitled "Pocket-Sized Photovoltaic Based Fully Integrated Portable Power System" (issued March 14, 2017)
8
US Patent No. 9,601,650 entitled "Machine and Process for Continuous, Sequential, Deposition of Semiconductor Solar Absorbers Having Variable Semiconductor Composition Deposited in Multiple Sublayers" (issued March 21, 2017)
9
US Patent No. 9,634,175 entitled "Systems and Methods for Thermally Managing High-Temperature Processes on Temperature Sensitive Substrates" (issued April 25, 2017)

10
US Patent No. 9,640,706 entitled "Hybrid Multi-Junction Photovoltaic Cells and Associated Methods" (issued May 2, 2017)
11
US Patent No. 9,640,692 entitled "Flexible Photovoltaic Array with Integrated Wiring and Control Circuitry, and Associated Methods" (issued May 2, 2017)
12
US Patent No. 9,653,635 entitled Flexible High-Voltage Adaptable Current Photovoltaic Modules and Associated Methods (issued May 16, 2017)
13
US Patent No. 9,780,242 entitled “Multilayer Thin-Film Back Contact System for Flexible Photovoltaic Devices on Polymer Substrates” (issued October 3, 2017)
14
US Patent No. 9,929,306 entitled "Array of Monolithically Integrated Thin Film Photovoltaic Cells and Associated Methods" (issued March 27, 2018)

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

Employees

As of December 31, 2022, we had 60 full-time and 2 part-time employees.

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

Risks Relating to Our Business

Our continuing operations will require additional capital which we may not be able to obtain on favorable terms, if at all, or without dilution to our stockholders. Since inception, we have incurred significant losses. We expect to continue to incur net losses in the near term. For the year ended December 31, 2022, our cash used in operations was $10,506,575. At December 31, 2022, we had cash and equivalents on hand of $11,483,018.

Although we have commenced production at our manufacturing facility, we do not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until we have fully implemented our new strategy of focusing on high value PV products. Product revenues did not result in a positive cash flow for the 2022 year, and are not anticipated to result in a positive cash flow for the next twelve months.

During 2022, we entered into multiple financing agreements to fund operations, raising approximately $16 million in net proceeds. We do not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements for the foreseeable future, and we will depend on raising additional capital to maintain operations until we become profitable. There is no assurance that we will be able to raise additional capital on acceptable terms or at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we raise additional funds through debt financing, which may involve restrictive covenants, our ability to operate our business may be restricted. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products, expand capacity or otherwise respond to competitive pressures could be significantly limited, and our business, results of operations and financial condition could be materially and adversely affected.

Our auditors have expressed substantial doubt about our ability to continue as a going concern. Our auditors’ report on our December 31, 2022 financial statements expresses an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the year 2023 unless we raised additional funds. Additionally, as a result of the Company’s recurring losses from operations, and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises doubt as to the Company’s ability to continue as a going concern. Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. Our December 31, 2022 financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

We have to date incurred net losses and may be unable to generate sufficient sales in the future to become profitable. We incurred a net loss of $19,754,705 for the year ended December 31, 2022 and reported an accumulated deficit of $447,537,493 as of December 31, 2022. We expect to incur net losses in the near term. Our ability to achieve profitability depends on a number of factors, including market acceptance of our specialty PV products at competitive prices. If we are unable to raise additional capital and generate sufficient revenue to achieve profitability and positive cash flows, we may be unable to satisfy our commitments and may have to discontinue operations.

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

We may be unable to manage the expansion of our operations and strategic alliances effectively. We will need to significantly expand our operations and form beneficial strategic alliances in order to reduce manufacturing costs through economies of scale and partnerships, secure contracts of commercially material amounts with reputable customers and capture a meaningful share of our target markets. To date, we have not successfully formed such strategic alliances and can give no assurances that we will be able to do so. To manage the expansion of our operations and alliances, we will be required to improve our operational and financial systems, oversight, procedures and controls and expand, train and manage our growing employee base. Our management team will also be required to maintain and cultivate our relationships with partners, customers, suppliers and other third parties and attract new partners, customers and suppliers. In addition, our current and planned operations, personnel, facility size and configuration, systems and internal procedures and controls, even when augmented through strategic alliances, might be inadequate or insufficient to support our future growth. If we cannot manage our growth effectively, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures, resulting in a material and adverse effect to our business, results of operations and financial condition.

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

We are targeting emerging markets for a significant portion of our planned product sales. These markets are new and may not develop as rapidly as we expect or may not develop at all. Our target markets include agrivoltaics, space and near space markets. Although certain areas of these markets have started to develop, some of them are in their infancy. We believe these markets have significant long-term potential; however, some or all of these markets may not develop and emerge as we expect. If the markets do develop as expected, there may be other products that could provide a superior product or a comparable product at lower prices than our products. If these markets do not develop as we expect, or if competitors are better able to capitalize on these markets our revenues and product margins may be negatively affected.

Failure to consummate strategic relationships with key partners in our various target market segments, such as defense and portable power, transportation, space and near space, and the respective implementations of the right strategic partnerships to enter these various specified markets, could adversely affect our projected sales, growth and revenues. We intend to sell thin-film PV modules for use in portable power systems, defense and portable power systems, transportation, agrivoltaics, space and near space solar panel applications. Our marketing and distribution strategy is to form strategic relationships with distributors, value added resellers and e-commerce to provide a foothold in these target markets. If we are unable to successfully establish working relationships with such market participants or if, due to cost, technical or other factors, our products prove unsuitable for use in such applications; our projected revenues and operating results could be adversely affected.

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

Our future success depends on retaining our Chief Executive Officer and existing management team and hiring and assimilating new key employees, and our inability to attract or retain key personnel would materially harm our business and results of operations. Our success depends on the continuing efforts and abilities of our executive officers, including Mr. Jeffrey Max, our President and Chief Executive Officer, our other executive officers, and key technical personnel. Our future success also will depend on our ability to attract and retain highly skilled employees, including management, technical and sales personnel. The loss of any of our key personnel, the inability to attract, retain or assimilate key personnel in the future, or delays in hiring required personnel could materially harm our business, results of operations and financial condition.

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

As long as our significant stockholders, BD 1 Investment Holding, LLC (“BD1”), Crowdex Investment, LLC (“Crowdex”) and TubeSolar, maintain their current holdings, the ability of our other stockholders to influence matters requiring stockholder approval will be limited. As of March 10, 2023, BD1 beneficially owned 15,433,334 shares of our common stock, Crowdex beneficially owned 5,545,042 shares of our common stock, and TubeSolar beneficially owned 4,920,000 shares of our common stock. As of March 10, 2023, the Company had approximately 36,928,917 shares of common stock outstanding. Accordingly, BD1, Crowdex, and TubeSolar together would be able to cast approximately 70.1% of the votes entitled to vote at any meeting of stockholders of the Company (or written consent of stockholders in lieu of meeting). BD1, Crowdex, and TubeSolar, therefore, will, for the foreseeable future, have significant influence over our management and affairs, and will be able to control virtually all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or sales of our Company or assets. On September 15, 2021, the Company entered into the JDA with TubeSolar. See “Item 1 Business” for additional detail.

The interests of our three largest stockholders may conflict with our interests or your interests now or in the future. Three of our stockholders, Crowdex, TubeSolar and BD1, collectively beneficially own approximately 70.1% of our Company’s common stock.

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

Risks Relating to our Securities and an Investment in our Common Stock

The price of our common stock may continue to be volatile. Our common stock is currently traded on the Nasdaq Capital Market. The trading price of our common stock from time to time has fluctuated widely and may be subject to similar volatility in the future. For example, the calendar year ended December 31, 2021, our common stock ranged from $10.00 to $485.00, and in 2022, our common stock ranged from $1.50 to $33.00, all prices as adjusted for the reverse stock split. The trading price of our common stock in the future may be affected by a number of factors, including events described in these

Risk Factors. In recent years, broad stock market indices, in general, and smaller capitalization and PV companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have a negative effect on the market price of our common stock regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources and could have a material adverse effect on our financial condition.

As a public company we are subject to complex legal and accounting requirements that require us to incur substantial expenses, and our financial controls and procedures may not be sufficient to ensure timely and reliable reporting of financial information, which, as a public company, could materially harm our stock price and listing on Nasdaq Capital Market. As a public company, we are subject to numerous legal and accounting requirements that do not apply to private companies. The cost of compliance with many of these requirements is substantial, not only in absolute terms but, more importantly, in relation to the overall scope of the operations of a small company. Failure to comply with these requirements can have numerous adverse consequences including, but not limited to, our inability to file required periodic reports on a timely basis, loss of market confidence, delisting of our securities and/or governmental or private actions against us. We cannot assure you we will be able to comply with all of these requirements or the cost of such compliance will not prove to be a substantial competitive disadvantage vis-à-vis our privately held and larger public competitors.

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

If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm, identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we may be subject to Nasdaq Capital market delisting, investigations by the SEC and civil or criminal sanctions.

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

Our stockholders may experience significant dilution as a result of shares of our common stock issued pursuant to our existing financing agreements and pursuant to new securities that we may issue in the future. We are likely to issue substantial amounts of additional common stock in connection with our existing secured financing agreements entered into on December 19, 2022.These financing agreements contain variable pricing mechanisms. The number of shares that we will issue pursuant to these agreements fluctuate based on the price of our common stock. We may also issue additional common stock or securities convertible into or exchangeable or exercisable for common stock, in connection with future capital raising transactions.

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

Depending on market liquidity at the time, sales of such newly issued additional shares into the market may cause the trading price of our common stock to fall.

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

We may not be able to maintain our current listing for our common stock on the Nasdaq Capital Market.. Our inability to maintain our current listing on Nasdaq may limit the liquidity of our stock, increase its volatility, and hinder our ability to raise capital. Our common stock was listed on Nasdaq on August 24, 2022. The Nasdaq listing rules require listed securities to maintain a minimum bid price of $1.00 per share. Our common stock has recently been trading on Nasdaq at a price below $1.00 per share. If the closing bid price of our common stock is less than $1.00 for the 30 consecutive trading days, we will no longer meet this requirement.

In this event, we would expect to receive a written notice from the listing qualifications department of Nasdaq indicating that the Company is not in compliance with the $1.00 minimum bid price requirement. Such notice would not be expected to result in the immediate delisting of the Company’s common stock from Nasdaq. We would expect Nasdaq to provide the Company with 180 calendar days in which to regain compliance. If at any time during this 180 calendar day period the bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of ten consecutive trading days, the Nasdaq staff would typically provide the Company with a written confirmation of compliance and the matter would be closed.

Alternatively, if the Company fails to regain compliance with the bid price rule prior to the expiration of the initial 180 calendar day period, the Company may be eligible for an additional 180 calendar day compliance period, provided (i) it meets the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on Nasdaq (except for the bid price requirement) and (ii) it provides written notice to Nasdaq of its intention to cure this deficiency during the second compliance period by effecting a reverse stock split, if necessary. In the event the Company does not regain compliance with the bid price rule prior to the expiration of the initial 180 calendar day period, and if it appears to the Nasdaq staff that the Company will not be able to cure the deficiency, or if the Company is not otherwise eligible, the Nasdaq staff will provide the Company with written notification that its securities are subject to delisting from Nasdaq. At that time, the Company may appeal the delisting determination to a Nasdaq hearings panel.

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

Item 3. Legal Proceedings

Details of the Company’s legal proceedings are included in Note 18 to the financial statements within Item 8 of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

On August 24, 2022, our common stock began trading on the Nasdaq Capital Market. Our trading symbol is “ASTI.”

Holders

As of December 31, 2022, the number of record holders of our common stock was 29. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

The holders of common stock are entitled to receive such dividends as may be declared by our Board of Directors. During the years ended December 31, 2022 and 2021, we did not pay any common stock dividends, and we do not expect to declare or pay any dividends in the foreseeable future. Payment of future dividends will be within the discretion of our Board of Directors and will depend on, among other factors, our retained earnings, capital requirements, and operating and financial condition.

Recent Sales of Unregistered Securities

During the year ended December 31, 2022, all sales of unregistered securities by the Company have been previously reported on a Form 8-K or Form 10-Q.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the period covered by this Annual Report.

Item 6. [Reserved]

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

Overview

We are a company formed to commercialize flexible PV modules using our proprietary technology. For the year ended December 31, 2022 we generated $1,222,786 of total revenue, of which, product sales accounted for $694,286 and milestone and engineering revenue accounted for $528,500. As of December 31, 2022, we had an accumulated deficit of approximately $447,537,493.

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
•
Our ability to successfully develop and maintain strategic relationships with key partners, including OEMs, system integrators, and distributors, who deal directly with end users in our target markets;
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

Convertible Debt: The Company evaluates its convertible debt instruments to determine if there is an embedded derivative or other feature that requires bifurcation from the host contract. Please refer to Note 12 for further discussion on each convertible debt.

Derivatives: The Company evaluates its financial instruments under FASB ASC 815, "Derivatives and Hedging" to determine whether the instruments contain an embedded derivative. When an embedded derivative is present, the instrument is evaluated for a fair value adjustment upon issuance and at the end of every period. Any adjustments to fair value are treated as gains and losses in fair values of derivatives and are recorded on the Statement of Operations. Please refer to Note 10 for further discussion on embedded derivatives.

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

Recently Issued Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity s Own Equity. ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective for public companies that are smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Management is evaluating the impact of this ASU on the Company’s financial statement presentation.

Other new pronouncements issued but not effective as of December 31, 2022 are not expected to have a material impact on the Company’s financial statements.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

	Year Ended December 31,
	2022	2021	$ Change
Revenues
Product Revenue	694,286	607,783	86,503
Milestone and engineering	528,500	-	528,500
Total Revenues	1,222,786	607,783	615,003

Costs and Expenses
Cost of Revenue	2,011,459	1,902,414	109,045
Research, development and manufacturing operations	5,975,921	4,140,319	1,835,602
Selling, general and administrative	4,736,562	3,297,982	1,438,580
Share-based compensation	5,478,734	-	5,478,734
Depreciation and amortization	75,645	57,314	18,331
Total Costs and Expenses	18,278,321	9,398,029	8,880,292

Loss From Operations	(17,055,535)	(8,790,246)	(8,265,289)

Other Income/(Expense)
Other Income/(Expense), net	33,100	(169,423)	202,523
Interest Expense	(2,704,909)	(1,088,327)	(1,616,582)
Change in fair value of derivatives and gain on extinguishment of liabilities	-	4,047,993	(4,047,993)
Total Other Income/(Expense)	(2,671,809)	2,790,243	(5,462,052)
Income/(Loss) on Equity Method Investment	(27,361)	-	(27,361)
Net Income/(Loss)	(19,754,705)	(6,000,003)	(13,754,702)

Revenues. Our revenues increased by $615,003, or 101%, for the year ended December 31, 2022 when compared to the same period in 2021. The increase in sales is due primarily to Milestone and engineering revenue from TubeSolar in the current period.

Cost of revenues. Cost of revenues is comprised primarily of repair and maintenance, direct labor and overhead expenses. Our cost of revenues increased by $109,045, or 6% for the year ended December 31, 2022 when compared to the same period in 2021. The increase in cost of revenues is mainly due to the increase in materials and freight, and labor costs as a result of increased production during the current year. This is partially offset by lower repair and maintenance costs in the current period. Management believes our factory is currently significantly under-utilized, and a substantial increase in revenue would result in marginal increases to direct labor and overhead included in the cost of revenues.

Research, development and manufacturing operations. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. Research, development and manufacturing operations costs also include costs related to technology development. Research, development and manufacturing operations costs increased by $1,835,602 or 44%, for the year ended December 31, 2022 when compared to the same period in 2021. The increase in cost is due primarily to increased operations in the current year as compared to the Company’s restart status in the prior year.

Selling, general and administrative. Selling, general and administrative expenses increased by $1,438,580, or 44%, for the year ended December 31, 2022 when compared to the same period in 2021. The increase in costs is due primarily to an increased level of operations in the current period as compared to the Company’s restart status in the prior period. Additionally, the Company incurred a one-time termination expense of approximately $500,000 and $157,000 recognized with the departure of our former CEO and CFO, respectively, in the current period.

Share-based compensation. Share-based compensation expense increased by $5,478,734 or 100%, for the year ended December 31, 2022 when compared to the same period in 2021. The increase is due primarily to the employment agreements between the Company and its new CEO and CFO and the restricted stock units grants made pursuant to such employment agreements.

Other Income. Other income decreased by $5,462,052 or 196%, for the year ended December 31, 2022 when compared to the same period in 2021. The decline is due primarily to a gain from the change in fair value of derivative liabilities recognized in the prior period and not repeated in the current period and because the Company recognized the remaining discount on convertible debt of approximately $2 million as interest expense upon conversion of these notes in the current period.

Net Income/(Loss). Our Net Loss was $19,754,705 for the year ended December 31, 2022, compared to Net Loss of $6,000,003 for the year ended December 31, 2021, an increase of $13,754,702. The increase is due to the reasons described above.

Liquidity and Capital Resources

The Company has continued limited PV production at its manufacturing facility. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented its product strategy. During the year ended December 31, 2022 the Company used $10,506,575 in cash for operations.

Additional projected product revenues are not anticipated to result in a positive cash flow position for the year 2023 overall and, as of December 31, 2022, the Company has working capital of $7,470,521. Although the Company has working capital, additional financing will be required for the Company to reach a level of sufficient sales to achieve profitability.

The Company continues to accelerate sales and marketing efforts related to its specialty PV application strategies through expansion of its sales and distribution channels. The Company continues activities to secure additional financing through strategic or financial investors, but there is no assurance the Company will be able to raise additional capital on acceptable terms or at all. If the Company's revenues do not increase rapidly, and/or additional financing is not obtained, the Company will be required to significantly curtail operations to reduce costs and/or sell assets. Such actions would likely have an adverse impact on the Company's future operations.

As a result of the Company’s recurring losses from operations, and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern.

Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Statements of Cash Flows Comparison of the Years Ended December 31, 2022 and 2021

For the year ended December 31, 2022, our cash used in operations was $10,506,575 compared to $9,404,443 for the year ended December 31, 2021, an increase of $1,102,132. The increase is primarily the result of scaling up operations during the current year as compared to the Company’s restart status during 2021. For the year ended December 31, 2022, cash used in investing activities was $265,472 compared to cash used in investing activities of $301,522 for the year ended December 31, 2021. This change was primarily the result of a decrease purchase of equipment partially offset by a contribution to Ascent Germany. During the year ended December 31, 2022, cash used in operations of $10,506,575 were primarily funded through $18,500,000 in proceeds from issuances of debt and common stock.

Off Balance Sheet Transactions

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

We hold no significant funds and have no future obligations denominated in foreign currencies as of December 31, 2022.

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

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our cash equivalents and investment portfolio. As of December 31, 2022, our cash equivalents consisted only of operating accounts held with financial institutions. From time to time, we hold restricted funds, money market funds, investments in U.S. government securities and high-quality corporate securities. The primary objective of our investment activities is to preserve principal and provide liquidity on demand, while at the same time maximizing the income we receive from our investments without significantly increasing risk. The direct risk to us associated with fluctuating interest rates is limited to our investment portfolio, and we do not believe a change in interest rates will have a significant impact on our financial position, results of operations, or cash flows.

Item 8. Financial Statements and Supplementary Data

The Financial Statements and Supplementary Data required by this item are included in Part IV, Item 15(a)(1) and are presented beginning on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Our management conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of December 31, 2022. Based on this evaluation, our management concluded the design and operation of our disclosure controls and procedures were effective as of December 31, 2022.

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

Under the supervision of the Audit Committee of the Board of Directors and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded our internal control over financial reporting were effective as of December 31, 2022. Our management reviewed the results of its assessment with the Audit Committee.

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

Changes in Internal Control Over Financial Reporting

There were no other changes in internal control over financial reporting during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS AND DIRECTORS

Our executive officers, continuing directors and director nominees, their ages and positions with us as of March 10, 2023, are as follows:

Name	Age	Position
Jeffrey Max	65	President and Chief Executive Officer
Paul Warley	61	Chief Financial Officer
David Peterson	53	Chairman of the Board, Director
Forrest Reynolds	52	Director
Louis Berezovsky	57	Director
Michael French	45	Director

Jeffrey Max has been the President and Chief Executive Officer of Ascent Solar Technologies Inc. since September 21, 2022. Mr. Max is a seasoned technology CEO, investor and entrepreneur with more than three decades of experience in scaling technology organizations. From 2019 to 2022, Mr. Max was Chairman and CEO of Agile Space Industries, Inc., an in-space propulsion solutions provider, specializing in additively manufactured hypergolic chemical systems. During Mr. Max’s tenure, Agile expanded into design and manufacturing, securing contracts to supply thrusters for multiple NASA lunar lander missions. Under Mr. Max’s leadership, Agile grew from a team of 6 to over 60, and acquired Tronix3D, a contract based additive manufacturer specializing in 3D printing of exotic metal alloys. Since 2018, Mr. Max has been Senior Advisor at The Liiv Group, an investment firm headquartered in New York City with portfolio companies providing media production, marketing and advertising services. Since 2016, Mr. Max has been Managing Partner of La Plata Capital Partners LLC, a privately owned investment company. From 2016 to 2019, Mr. Max was CEO of Rezolve, Inc., a mobile commerce and mobile engagement firm. From 2014 to 2016, he was President of Powa Technologies, Inc., a mobile commerce and e-commerce firm. From 2003 to 2014, Mr. Max was CEO of Venda, Inc., an ecommerce software as a service company. Mr. Max is a director of Orbital Assembly Corporation, an aviation and aerospace component manufacturer. We believe Mr. Max is well-qualified to serve as our CEO due to his business experience.

Paul Warley has been Chief Financial Officer of Ascent Solar Technologies Inc. since December 12, 2022. Mr. Warley has significant experience in corporate turnarounds, restructuring, cross-border trade and capital advisory work. From 2015 to 2022, Mr. Warley was president of Warley & Company LLC, a strategic advisory firm providing executive management, capital advisory and M&A services to middle-market companies in the service, construction, technology, oil & gas, clean energy, food, retail and green-building sectors. While at Warley & Company, from 2018 to 2019 Mr Warley was engaged as Chief Executive Officer and CFO of 360Imaging, a provider of products and services for implant surgery and digital dentistry. From 2011 to 2015, Mr. Warley served clients in the alternative energy industry as a managing director and additionally was Chief Compliance Officer with Deloitte Corporate Finance. From 1997 to 2011, Mr Warley was Managing Director and Region Manager for GE Capital. From 1984 to 1997, Mr. Warley was with Bank of America and Bankers Trust as a Senior Vice President. Mr. Warley holds the Financial Industry Regulatory Authority Series 7, 24 and 63 licenses. He earned his B.S. degree in Business Administration from The Citadel (The Military College of South Carolina) and served in the U.S. Army, attaining the rank of Captain. While at Warley & Company LLC, Mr. Warley provided corporate finance consulting services to BD1 Investment Holding LLC, the Company’s largest stockholder. We believe Mr. Warley is well-qualified to serve as our CFO due to his business experience.

David Peterson has served on our Board since December 2020. Mr. Peterson has over 25 years of business management experience, including 9 years as a private equity investor, 6 years as a manager at an engineering consulting firm, and over 20 years of board experience. From April 2015 to present, Mr. Peterson has worked for EPD Consultants, Inc., a privately held engineering firm headquartered in Carson, California, where he serves as Senior Project Manager. From 2010 to 2015, Mr. Peterson was President and Co-Founder of Great Circle Industries, Inc., a water recycling company in southern California. His past experience includes being a board member at AIR-serv, LLC, a tire inflation vending machine manufacturer, where Mr. Peterson managed the acquisition process, including obtaining expansion of the company's credit facility, as that company completed 10 acquisitions and grew from $10 million of EBITDA to $20 million of EBITDA in the year prior to its sale for $151 million to WindPoint Partners. Mr. Peterson has an MBA degree from the Marshall School of Business at the University of Southern California, and a B.A. from the University of California, Santa Cruz. Mr. Peterson is currently the Manager of Crowdex Investment, LLC, a significant equity investor in the Company. Mr. Peterson and Michael J. Gilbreth (our former

CFO) are cousins. We believe Mr. Peterson is well-qualified to serve as a director due to his extensive management and board experience.

Forrest Reynolds has over 28 years of business and management experience and is currently the Managing Partner of CalTex Capital, LLC, a privately held investment firm, as well as a Managing Director of The Vortex Group Family Office, LLC, a private family office, both of which are based in Texas. Previously, Mr. Reynolds served as the Chief Restructuring Officer for Centaur Gaming, LLC, a gaming development company located in Indianapolis, Indiana. In this capacity, Mr. Reynolds managed a $1.0 billion Chapter 11 bankruptcy reorganization for the company. Prior to that, Mr. Reynolds worked in the investment banking industry for over 14 years holding various positions with several multinational investment banks including Credit Suisse, BT Alex Brown (later Deutsche Bank) and UBS. Mr. Reynolds sits on the board of several private companies and is actively involved with several charitable organizations. Mr. Reynolds graduated from The University of Texas at Austin where he received a B.B.A. in Finance and a B.A. in Economics. We believe Mr. Reynolds is well-qualified to serve as a director due to his knowledge and business experience.

Louis Berezovsky joined Eagle Infrastructure Services in July 2013 and leads the Finance and Accounting, M&A, Human Resources, Legal and IT functions. He has more than 30 years of experience in senior financial management positions across a variety of industries including 25 years of working in private equity sponsored portfolio companies. His accomplishments include the completion more than 60 acquisitions as well as multiple recapitalizations and successful sale processes. Prior to joining Eagle, Mr. Berzovsky previously served as Executive Vice President and Chief Financial Officer of ABRA Auto Body and Glass, Chief Financial Officer of ConvergeOne, and Chief Financial Officer of AIR-serv.

After receiving his B.S. in Accounting from the University of Minnesota, Carlson School of Management, he began his career at a Minneapolis based CPA firm. He is a Certified Management Accountant (CMA). He has also served as a member of the Board of Directors and as the Chairman of the Finance Committee for the Better Business Bureau of Minnesota and North Dakota since 2012. We believe Mr. Berezovsky is well-qualified to serve as a director due to his knowledge and business experience.

Michael French is currently Vice President of Space Systems for the Aerospace Industries Association. From February 2018 to July 2019, Mr. French was Senior Vice President, Commercial Space at Bryce Space and Technology, a privately held management consulting and market analysis firm. From April 2017 to February 2018, Mr. French was Principal at Port City Strategies, a privately held space industry consulting firm. From August 2011 to January 2017, Mr. French was Chief of Staff and Deputy Chief of Staff at the National Aeronautics and Space Administration (“NASA”). Mr. French has also held positions in the Executive Office of the President, The White House and as an attorney at Sheppard, Mullin, Richter, and Hampton LLP. Mr. French also serves on the Federal Aviation Administration’s Commercial Space Transportation Advisory Committee. Mr. French received a B.S. degree in Business Administration from the University of California, Berkeley in 1999 and J.D. from Harvard Law School in 2002. Mr. French brings significant aerospace industry leadership experience and market insight, with a particular focus on industry-government partnerships and investments across developing space technologies. We believe Mr. French is well-qualified to serve as a director due to his knowledge and business experience.

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

Based solely on a review of reports furnished to us, or written representations from reporting persons, we believe all directors, executive officers, and 10% owners timely filed all reports regarding transactions in our securities required to be filed in 2021 or 2022 by Section 16(a) under the Exchange Act, except that (i) Michael French filed a late Form 3 in 2022, and (ii) each of Jeffrey Max, Crowdex Investment, LLC, BD 1 Investment Holding, LLC, and TubeSolar AG filed one late Form 4 in 2022.

CORPORATE GOVERNANCE

Overview

Our Bylaws provide that the size of our Board of Directors is to be determined from time to time by resolution of the Board of Directors, but shall consist of at least two and no more than nine members. Our Board of Directors currently consists of four members. The Board has determined that the following directors are “independent” as required by the listing standards of the Nasdaq Capital Market and by our corporate governance guidelines: Mr. Reynolds, Mr. Berezovsky and Mr. French.

Our Certificate of Incorporation provides that the Board of Directors will be divided into three classes. Our Class 1 directors are Forrest Reynolds and Louis Berezovsky. Our Class 2 director is Michael French. Our Class 3 director is David Peterson.

Board Leadership Structure and Role in Risk Oversight

Our current Chief Executive Officer, Jeffry Max, is not a member of our Board. Notwithstanding the foregoing, our Board does not have a formal policy regarding separation of the Chairman and Chief Executive Officer roles, and the Board may in the future decide to implement such a policy if it deems it in the best interests of us and our stockholders.

Our corporate governance guidelines provide that unless the board chair is an independent director, the board shall appoint a Lead Independent Director. The Lead Independent Director chairs the executive sessions of the independent directors, coordinates the activities of the other independent directors and performs such other duties as deemed necessary by the board from time to time. Because our Chairman is not independent, the board has appointed Louis Berezovsky to serve as our Lead Independent Director.

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

Our Audit Committee is comprised of Mr. Berezovsky, Mr. French and Mr. Reynolds. Mr. Berezovsky serves as Chairman of the Audit Committee. The Board has determined that all members of the Audit Committee are independent under the rules of the Nasdaq Capital Market, and that Mr. Berezovsky qualifies as an “audit committee financial expert,” as defined by the rules of the SEC.

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

Our Compensation Committee is comprised of Mr. Berezovsky, Mr. French and Mr. Reynolds. Mr. Reynolds serves as Chairman of the Compensation Committee.

Our Board has determined that all members of the Compensation Committee are independent under the rules of the Nasdaq Capital Market.

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

Our Nominating and Governance Committee is comprised of Mr. Berezovsky, Mr. French and Mr. Reynolds. Mr. French serves as Chairman of our Nominating and Governance Committee. Our Board has determined that all members of the Nominating and Governance Committee are independent under the rules of Nasdaq Capital Market.

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

Number of Meetings

The Board held a total of 12 meetings in 2022. Our Audit Committee held five meetings, our Compensation Committee held three meetings, and our Nominating and Governance Committee held two meetings in 2022. Each director attended at least 75% of the aggregate of the total number of meetings of the Board and the Board committees on which he served.

Board Member Attendance at Annual Stockholder Meetings

Although we do not have a formal policy regarding director attendance at annual stockholder meetings, directors are encouraged to attend these annual meetings absent extenuating circumstances. We did not hold our annual meeting during 2022 or 2021.

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

Compensation Committee Interlocks and Insider Participation

None of the current members of our compensation committee has ever been an executive officer or employee of ours. None of our executive officers currently serves, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Director Compensation

Currently, each of our non-executive directors, consisting of Mr. Berezovsky, Mr. French and Mr. Reynolds, receive an annual retainer of $55,000 in cash. Additionally, in 2022, Mr. Berezovsky, Mr. French and Mr. Reynolds were granted a one time cash fee of $20,000, $20,000, and $25,000, respectively. There are currently no equity grants for service on the board of directors. We do not provide any perquisites to directors but will reimburse all directors for expenses incurred in physically attending meetings or performing their duties as directors.

The following Director Compensation Table summarizes the compensation of each of our non-employee directors for services rendered to us during the year ended December 31, 2022:

2022 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)(1)	Total ($)
Forrest Reynolds (2)	36,500	-	-	-	36,500
Louis Berezovsky (2)	31,500	-	-	-	31,500
Michael French (2)	31,500	-	-	-	31,500
Felix Mantke (2), (3), (4)	-	-	-	-	-
Amit Kumar (2)	35,600	-	-	-	35,600
Kim J. Huntley (2)	64,000	-	-	-	64,000
Will A. Clarke (2)	28,400	-	-	-	28,400
David Peterson (3)	-	-	-	-	-
Victor Lee (2), (3)	-	-	-	-	-

(1)
None.
(2)
In September 2022, at the request of the majority stockholders of the Company, Victor Lee, Amit Kumar, Kim Huntley and Will Clarke resigned from the Company’s board of directors and Forrest Reynolds, Louis Berezovsky, Michael French, and Felix Mantke were appointed as new directors. The resignations of these four directors were not the result of any dispute or disagreement with the Company on any matter relating to the operations, policies or practices of the Company.
(3)
Non-independent directors do not receive compensation for their board service.
(4)
In December, 2022, Felix Mantke resigned from the Company’s board of directors. His resignation was not the result of any dispute or disagreement with the Company on any matter relating to the operations, policies or practices of the Company.

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

This section provides an overview of the compensation awarded to, earned by, or paid to each individual who served as our principal executive officer during 2022, and up to two of our next most highly compensated executive officers in respect of their service to our Company for 2022. Our named executive officers, or the Named Executive Officers, for the year ended December 31, 2022, are:

•
Jeffrey Max, our current CEO;
•
Victor Lee, our former CEO;
•
Paul Warley, our current CFO; and
•
Michael J. Gilbreth, our former CFO

The following Summary Compensation Table sets forth certain information regarding the compensation of our Named Executive Officers for services rendered in all capacities to us during the years ended December 31, 2022 and 2021.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)	All Other Comp ($)		Total ($)
Jeffrey Max - Chief Executive Officer (1)	2022	227,400	-		18,980,800	-	21,500	(2)	19,229,700
Victor Lee - Chief Executive Officer (3)	2022	142,800	50,000	(4)	-	-	591,700	(5)	784,500
	2021	165,000	200,000	(6)	-	-	-		365,000
Paul Warley - Chief Financial Officer (7)	2022	17,300	-		2,086,000	-	-		2,103,300
Michael J. Gilbreth - Chief Financial Officer (8)	2022	161,700	24,800	(9)	-	-	157,300	(10)	343,800
	2021	165,000	74,250	(11)	-	-	-		239,250

(1)
Mr. Max joined the Company in September 2022. Mr. Max's employment agreement provides an annual base salary of $850,000 of which, $500,000 was initially deferred and accrued interest at an annual rate of 4% until the Company raised a minimum $10 million of new capital. Upon completion of the capital raise, Mr. Max received his deferred compensation, including approximately $800 of interest resulting in salary of approximately $227,400. Mr. Max was also granted an inducement grant of restricted stock units (“RSUs”) for an aggregate of 3,534,591 shares of Ascent’s common stock valued at approximately $18,980,000 on grant date. 20% of the RSUs are fully vested upon grant. The remaining 80% of the RSUs vests in equal monthly increments over the next thirty-six months.
(2)
The Company also paid $20,200 to Mr. Max's attorneys for fees incurred in connection with the drafting, negotiation and execution of his employment agreement and approximately $1,300 as a car allowance.
(3)
Mr. Lee’s employment agreement provided for a minimum annual salary of $300,000, which salary was increased to $330,000 in 2016. Due to liquidity constraints, Mr. Lee agreed to limit his salary for 2022 and 2021 to the amounts shown in the salary column of the summary compensation table above.
(4)
Reflects a $50,000 moving bonus paid to Mr. Lee.
(5)
Mr. Lee resigned as CEO in September 2022. Mr. Lee's separation agreement effective in September 2022, provided cash separation benefits of approximately $591,700.
(6)
In April 2021, the Compensation Committee approved a special bonus to Mr. Lee of $100,000, and in December 2021, the Compensation Committee approved an additional bonus to Mr. Lee of $100,000 resulting in total 2021 bonuses of $200,000 and paid in 2021.
(7)
Mr. Warley joined the Company in December 2022. Mr. Warley's employment agreement provides an annual base salary of $305,000, which increased to $350,000 in December 2022, after the Company raised a minimum $10 million of new capital. Mr. Warley was also granted an inducement grant of 700,000 RSUs for an aggregate of 700,000 shares of Ascent’s common stock valued at approximately $2,086,000 on grant date. 20% of the RSUs are fully vested upon grant. The remaining 80% of the RSUs vests in equal monthly increments over the next thirty-six months.
(8)
Mr. Gilbreth joined the Company on October 5, 2020 and his employment agreement provided an annual salary of $165,000. Mr. Gilbreth resigned as CFO in December 2022.
(9)
In May 2022, the Compensation Committee approved and paid a bonus to Mr. Gilbreth of $24,800.

(10)
In connection with his resignation, Mr. Gilbreth's separation agreement effective in December 2022, provided cash separation benefits of approximately $157,300.
(11)
In December 2021, the Compensation Committee approved and paid a bonus to Mr. Gilbreth of $74,250.

Executive Employment Agreements

Jeff Max

On September 21, 2022, we entered into a three year employment agreement with Mr. Max. The employment agreement provides that Mr. Max will receive an annual base salary of $850,000. A $500,000 portion of the base salary is initially deferred and bears interest at an annual rate of 4%. Once the Company raises a minimum $10 million of new capital, then (i) the deferred salary and accrued interest thereon will be paid in a lump sum and (ii) the Company will begin paying Mr. Max the full $850,000 base salary amount. Mr. Max will also be eligible for an annual incentive bonus of up to 100% of his base salary if agreed bonus targets are achieved. The bonus performance objectives may include corporate, business unit or division, financial, strategic, individual or other objectives established with respect to that particular fiscal year by the Company in consultation with Mr. Max. Mr. Max was also granted an inducement grant of RSUs for an aggregate of 3,534,591 shares of Ascent’s common stock. 20% of the RSUs are fully vested upon grant. The remaining 80% of the RSUs shall vest in equal monthly increments over the next thirty-six months. Any outstanding and unvested RSUs will accelerate and fully vest upon the earlier of (i) a change of control and (ii) the termination of Mr. Max’s employment for any reason other than (x) by the Company for cause or (y) by Mr. Max without good reason. Additionally, Mr. Max is reimbursed for his Medicare premiums paid and receives a $4,800 annual car allowance and is eligible to participate in the Company’s standard benefit plans and programs.

Under Mr. Max's Employment Agreement, if the Company terminates Mr. Max without cause or Mr. Max terminates his employment for good reason or a change in control, Mr. Max will be entitled to receive (i) 12 months of base salary, (ii) any incentive bonus amounts that have been earned but not yet paid, and (iii) 12 months of continued reimbursement for medical coverage under Medicare. In addition, all RSUs and other equity awards will be immediately vested and settled. The employment agreement also includes customary non-competition, non-solicitation and non-interference provisions that Mr. Max must comply with for a period of 6 months, 12 months and 12 months, respectively, after termination of his employment with the Company.

Victor Lee

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

On September 21, 2022, we entered into a separation agreement with Mr. Lee. Under the separation agreement, Mr. Lee is entitled to the following separation benefits: (i) the Company will continue to pay to Mr. Lee his current base salary for the next 12 months; (ii) the Company will pay Mr. Lee’s $200,000 declared but unpaid cash bonus in two installments; and (iii) the Company shall pay COBRA premiums at the Company’s current contribution level for the next 12 months. Separation benefits are included in All Other Comp in the Compensation Table.

Paul Warley

On December 12, 2022, we entered into an employment agreement with Mr. Warley. The employment agreement provides for a term through December 31, 2025, subject to earlier termination by the Company and Mr. Warley as provided in the Employment Agreement and provides Mr. Warley an annual base salary of $305,000, which increases to $350,000 once the Company raises a minimum $10 million of new capital. Mr. Warley will also be eligible for an annual incentive bonus of up to 75% of his Base Salary if the agreed bonus targets are achieved and a moving allowance of up to $30,000 if he relocates his primary residence to Colorado. Additionally, the Company granted Mr. Warley an inducement grant of RSUs for an aggregate of 700,000 shares of Ascent’s common stock. 20% of the RSUs are fully vested upon grant. The remaining 80% of the RSUs shall vest in equal monthly increments over the next thirty-six months. Any outstanding and unvested RSUs will accelerate and fully vest upon the earlier of (i) a change of control and (ii) the termination of Mr. Warley’s employment for any reason other than (x) by the Company for cause or (y) by Mr. Warley without good reason. Mr. Warley is also eligible to participate in the Company’s standard benefit plans and programs.

Under the employment agreement, if the Company terminates Mr. Warley without cause or Mr. Warley terminates his employment for good reason or a change in control, Mr. Warley will be entitled to receive half of his Base Salary amount then in effect during the period from (i) the termination date through (ii) the end of the term of the Employment Agreement. In addition, all RSUs and other equity awards will be immediately vested and settled. The employment agreement also includes customary non-competition and non-solicitation provisions that Mr. Warley must comply with for a period of 12 months after termination of his employment with the Company.

Michael J. Gilbreth

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

On December 11, 2022, we entered into a separation agreement with Mr. Gilbreth. Under the separation agreement Mr. Gilbreth is entitled to the following separation benefits: (a) payment of ten (10) weeks’ salary equal to $35,577, 50% of which is payable on the first payroll period after effective date of the separation agreement, and the remaining 50% of which is payable on the next payroll period; and (b) payment of a bonus, which equals 60% of Mr. Gilbreth’s current salary, or $111,000, one-third (1/3) of which ($37,000) shall be payable with the December 28, 2022 payroll date, another one-third (1/3) of which ($37,000) shall be payable beginning the first payroll period after January 31, 2023, and the remaining one-third (1/3) of which ($37,000) shall be payable on the first payroll period after the filing by the Company of its Annual Report on Form 10-K for the year ending December 31, 2022. Separation benefits are included in All Other Comp in the Compensation Table.

The following table sets forth information concerning the outstanding equity awards granted to the named executive officer as of December 31, 2022.

Outstanding Equity Awards at Fiscal Year-End 2022

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exerciseable	Number of Securities Underlying Unexercised Options (#) Unexerciseable	Option Exercise Price ($/sh)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Jeff Max (1)	-	-	-	-	2,592,033	4,225,000
Paul Warley (2)	-	-	-	-	560,000	912,800
Victor Lee (3)	*	-	*	12/19/2022	-	-
	*	-	*	12/19/2022	-	-
	*	-	*	12/19/2022	-	-
	*	-	*	12/19/2022	-	-
	*	-	*	12/19/2022	-	-
Michael J. Gilbreth	-	-	-	-	-	-

(1)
In September 2022, Mr. Max was granted an inducement grant of restricted stock units (“RSUs”) for an aggregate of 3,534,591 shares of Ascent’s common stock. 20% of the RSUs are fully vested upon grant. The remaining 80% of the RSUs vests in equal monthly increments over the next thirty-six months.

(2)
In December 2022, Mr. Warley was granted an inducement grant of for an aggregate of 700,000 shares of Ascent’s common stock. 20% of the RSUs are fully vested upon grant. The remaining 80% of the RSUs vests in equal monthly increments over the next thirty-six months.
(3)
After giving effect to the January 2022 reverse stock split, each of Mr. Lee’s outstanding stock options (i) is exercisable for fewer than one share, and (ii) has a per share exercise price in excess of $6,000,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table shows information regarding the beneficial ownership of our common stock by our current directors, our Named Executive Officers, and our greater than 5% beneficial owners as of March 10, 2023.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power and all shares issuable upon exercise of options or the vesting of restricted stock units within 60 days of March 10, 2023 (or May 14, 2023). For purposes of calculating the percentage of our common stock beneficially owned, the number of shares of our common stock includes 36,928,917 shares of our common stock outstanding as of March 10, 2023.

Unless otherwise indicated, each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned.

The address for each director or Named Executive Officer is c/o Ascent Solar Technologies, Inc., 12300 Grant Street, Thornton, Colorado 80241.

Name of Beneficial Owner	No. of Shares Beneficially Owned	Percentage
5% Stockholders:
Crowdex Investment, LLC (1)	5,545,042	15.0%
BD 1 Investment Holding, LLC (2)	15,433,334	41.8%
TubeSolar AG (3)	4,920,000	13.3%

Named Executive Officers and Directors:
Jeff Max (4)	1,256,743	3.40%
Victor Lee (5)	-	*
Paul Warley (6)	217,778	*
Michael J. Gilbreth	-	*
Forrest Reynolds	-	*
Louis Berezovsky	-	*
Michael French	-	*
Felix Mantke	-	*
David Peterson (7)	-	*
All current directors and executive officers as a group (7 persons)	1,474,521	3.99%

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
(4)
Mr. Max’s beneficial ownership includes 1,256,743 RSUs which would be vested by May 14, 2023. Does not include 2,277,848 RSUs which would not be vested by May 14, 2023.
(5)
Mr. Warley’s beneficial ownership includes 217,778 RSUs which would be vested by May 14, 2023. Does not include 482,222 RSUs which would not be vested by May 14, 2023.
(6)
Mr. Peterson is the manager of Crowdex. Mr. Peterson disclaims beneficial ownership of any securities owned by Crowdex.

Securities Authorized for Issuance under Equity Compensation Plans

None. The Company does not have any currently effective equity incentive plans with securities authorized for future issuance. The executive equity grants made to Mr. Max and Mr. Warley in 2022 were made outside of a stockholder approved plan, in reliance upon the “inducement grant” exception provided for in the Nasdaq listing rules.

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

Director Independence

Our Board of Directors has determined that three out of our four directors are independent directors, as defined under the applicable rules of the Nasdaq Capital Market listing standards. The independent directors are Messrs. Berezovsky, French and Reynolds.

Item 14. Principal Accounting Fees and Services

PRINCIPAL ACCOUNTANTS

Fees for audit and related services by our accounting firm, Haynie & Company, for the years ended December 31, 2022 and 2021 were as follows:

	2022	2021
Audit fees	$155,500	$155,500
Audit related fees	40,500	12,700
Total audit and audit related fees	196,000	168,200
All other fees	-	-
Total Fees	$196,000	$168,200

Audit fees for Haynie & Company for fiscal year 2022 and 2021 represents aggregate fees for the 2022 and 2021 annual audit and quarterly reviews of the financial statements. Audit-related services consisted primarily of audit of employee benefit plan and work performed in connection with our registration statements.

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

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form SB-2/A filed on June 6, 2006 (Reg. No. 333-131216))
4.2	Certificate of Designations of Series A Preferred Stock (filed as Exhibit 4.2 to our Registration Statement on Form S-3 filed July 1, 2013 (Reg. No. 333-189739))
4.3	Description of Securities (incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K filed May 13, 2022)
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

10.8†	Executive Employment Agreement, dated April 4, 2014, between the Company and Victor Lee (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 9, 2014)
10.9†	Seventh Amended and Restated 2005 Stock Option Plan (incorporated by reference to Annex B of our definitive proxy statement dated April 22, 2016)
10.10†	Seventh Amended and Restated 2008 Restricted Stock Plan Stock Option Plan Plan (incorporated by reference to Annex A of our definitive proxy statement dated April 22, 2016)
10.11	Industrial Lease for 12300 Grant Street, Thornton, Colorado dated September 21, 2020 (incorporated by reference to Exhibit 10.50 to our Annual Report on Form 10-K filed January 29, 2021)
10.12	Long-Term Supply and Joint Development Agreement dated September 15, 2021 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021)
10.13	Fleur Capital Unsecured Convertible Promissory Note dated January 3, 2022 (incorporated by reference to Exhibit 10.13 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022)
10.14	Nanyang Unsecured Convertible Promissory Note dated January 21, 2022 (incorporated by reference to Exhibit 10.14 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022)
10.15	Bridge Promissory Note dated August 3, 2022 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 8, 2022)
10.16	Securities Purchase Agreement dated August 8, 2022 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 8, 2022)
10.17	Common Stock Warrant dated August 19, 2022 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 19, 2022)
10.18†

Separation Agreement and Release of Claims between the Company and Victor Lee dated September 21, 2022 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 22, 2022)

10.19†	Employment Agreement between the Company and Jeffrey Max dated September 21, 2022 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 27, 2022)
10.20†	Separation Agreement between the Company and Michael Gilbreth effective December 11, 2022 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 12, 2022)
10.21†	Employment Agreement between the Company and Paul Warley dated December 12, 2022 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 12, 2022)
10.22	Securities Purchase Contract, dated as of December 19, 2022 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 20, 2022)
10.23	Form of Security Agreement, dated as of December 19, 2022 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 20, 2022)
10.24	Form of Registered Advance Note 2022 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on December 20, 2022)
10.25	Form of Private Placement Advance Note (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on December 20, 2022)
10.26	Form of Warrant Note (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on December 20, 2022)
23.1*	Consent of Haynie & Company
31.1*	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith
CTR	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
†	Denotes management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

ASCENT SOLAR TECHNOLOGIES, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of March, 2023.

ASCENT SOLAR TECHNOLOGIES, INC.
By:	/S/ JEFFREY MAX
Jeffrey Max President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacities	Date
/S/ JEFFREY MAX	President & Chief Executive Officer (Principal Executive Officer)	March 10, 2023
Jeffrey Max
Chief Financial Officer
/S/ PAUL WARLEY	(Principal Financial and Accounting Officer)	March 10, 2023
Paul Warley

/S/ DAVID PETERSON	Chairman of the Board of Directors	March 10, 2023
David Peterson

/S/ LOUIS BEREZOVSKY	Director	March 10, 2023
Louis Berezovsky

/S/ MICHAEL FRENCH	Director	March 10, 2023
Michael French

/S/ FORREST REYNOLDS	Director	March 10, 2023
Forrest Reynolds

Ascent Solar Technologies, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Ascent Solar Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ascent Solar Technologies, Inc. (the Company) as of December 31, 2022 and 2021, and the related statements of operations and comprehensive income, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has continued limited photovoltaic production at its manufacturing facility which has led to continued operating losses and the Company does not expect that sales revenue and operating cash flows will be sufficient to support operations. The Company also has a working capital deficit and is dependent on outside financing to fund its operations. There is no assurance that the Company will be able to raise additional capital. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Complex Financing Transactions

Description of the Matter:

The Company's financing transactions include debt conversion features that require analysis to determine if there is an embedded derivative, if derivative accounting is required and if the conversion feature should be bifurcated. The Company also issued warrants that require evaluation to determine if they are accounted for as a liability or equity and the calculations to estimate the fair value for the allocation of proceeds. The financing transactions are discussed in Note 12 and Note 15 to the financial statements.

How We Addressed the Matter in Our Audit:

We reviewed the underlying agreements, evaluated management’s analysis, and compared that to applicable accounting guidance. We also tested the inputs used for the allocation of proceeds.

Revenue Recognition

Description of the Matter:

The Company's long-term contract with a customer includes non-recurring milestone and engineering payments upon completion of certain tasks. Management analyzed the underlying performance obligations to determine if the revenue should be recognized over time or at a point in time. Revenue recognition is discussed in Note 1 to the financial statements.

How We Addressed the Matter in Our Audit:

We reviewed the underlying agreement, evaluated management’s revenue recognition analysis, and tested certain revenue transactions to ensure the performance obligation was met prior to recognizing revenue.

/s/ Haynie & Company

Haynie & Company

Salt Lake City, Utah

March 10, 2023

We have served as the Company’s auditor since 2017.

ASCENT SOLAR TECHNOLOGIES, INC.

BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$11,483,018	$5,961,760
Trade receivables, net of allowance of $26,000 and $26,000, respectively	1,769	49,250
Inventories	615,283	592,172
Prepaid and other current assets	344,110	247,736
Total current assets	12,444,180	6,850,918
Property, Plant and Equipment:	22,590,169	22,425,935
Accumulated depreciation	(22,038,508)	(22,146,273)
	551,661	279,662
Other Assets:
Operating lease right-of-use assets, net	4,324,514	4,984,688
Patents, net of accumulated amortization of $154,218 and $135,050, respectively	79,983	86,595
Equity method investment	61,379	21,205
Other non-current assets	1,214,985	625,000
	5,680,861	5,717,488
Total Assets	18,676,702	12,848,068
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$595,157	$642,165
Related party payables	67,164	45,000
Accrued expenses	888,869	657,216
Accrued payroll	490,185	230,698
Severance payable	437,079	-
Accrued professional services fees	952,573	103,620
Accrued interest	559,060	475,671
Current portion of operating lease liability	733,572	646,742
Other payable	250,000	250,000
Total current liabilities	4,973,659	3,051,112
Long-Term Liabilities:
Non-current operating lease liabilities	3,827,878	4,532,490
Non-current convertible notes, net	5,268,399	8,076,847
Accrued warranty liability	21,225	21,225
Total liabilities	14,091,161	15,681,674
Commitments and contingencies (Note 18)
Stockholders’ Deficit:
Series A preferred stock, $.0001 par value; 750,000 shares authorized; 48,100 and 48,100 shares issued and outstanding, respectively ($850,301 and $801,533 Liquidation Preference, respectively)	5	5
Common stock, $0.0001 par value, 500,000,000 authorized; 34,000,812 and 4,786,804 shares issued and outstanding, respectively	3,400	479
Additional paid in capital	452,135,653	424,948,698
Accumulated deficit	(447,537,493)	(427,782,788)
Accumulated other comprehensive loss	(16,024)	-
Total stockholders’ equity (deficit)	4,585,541	(2,833,606)
Total Liabilities and Stockholders’ Equity (Deficit)	$18,676,702	$12,848,068

The accompanying notes are an integral part of these financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Years Ended
	December 31,
	2022	2021
Revenues
Products	$694,286	$607,783
Milestone and engineering	528,500	-
Total Revenues	1,222,786	607,783
Costs and Expenses
Costs of revenue	2,011,459	1,902,414
Research, development and manufacturing operations	5,975,921	4,140,319
Selling, general and administrative	4,736,562	3,297,982
Share-based compensation	5,478,734	-
Depreciation and amortization	75,645	57,314
Total Costs and Expenses	18,278,321	9,398,029
Loss from Operations	(17,055,535)	(8,790,246)
Other Income/(Expense)
Other income/(expense), net	33,100	(169,423)
Interest expense	(2,704,909)	(1,088,327)
Change in fair value of derivatives and loss on extinguishment of liabilities, net	-	4,047,993
Total Other Income/(Expense)	(2,671,809)	2,790,243
Income/(Loss) on Equity Method Investment	(27,361)	-
Net Income/(Loss)	$(19,754,705)	$(6,000,003)
Net Income/(Loss) Per Share (Basic)	$(0.66)	$(1.54)
Net Income/(Loss) Per Share (Diluted)	$(0.66)	$(1.54)
Weighted Average Common Shares Outstanding (Basic)	29,803,237	3,894,015
Weighted Average Common Shares Outstanding (Diluted)	29,803,237	3,894,015
Other Comprehensive Income/(Loss)
Foreign currency translation gain/(loss)	(16,024)	-
Net Comprehensive Income/(Loss)	$(19,770,729)	$(6,000,003)

The accompanying notes are an integral part of these financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A Preferred Stock		Series A1 Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Other Accumulated Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance at January 1, 2021	48,100	$5	1,300	$-	3,660,439	$366	$401,590,211	$(421,782,785)	$-	(20,192,203)
Proceeds from issuance of Series 1A Preferred Stock	-	-	2,500	-	-	-	2,500,000	-	-	2,500,000
Proceeds from issuance of Common Stock	-	-	-	.	148,334	15	12,999,985	-	-	13,000,000
Conversion of Global Ichiban Note into Common Shares	-	-	-	-	33,600	3	5,799,997	-	-	5,800,000
Loss on Extinguishment of Liabilities	-	-	-	-	-	-	1,686,079	-	-	1,686,079
Conversion of TubeSolar Series 1A Preferred Stock into Common Stock	-	-	(100)	-	200,000	20	(20)	-	-	-
Conversion of Nanyang Note into Common Stock	-	-	-	-	200,000	20	99,980	-	-	100,000
Conversion of Crowdex Note into Common Stock	-	-	-	-	545,042	55	272,466	-	-	272,521
Net Loss								(6,000,003)	-	(6,000,003)
Balance at December 31, 2021	48,100	$5	3,700	$-	4,787,415	$479	$424,948,698	$(427,782,788)	$-	(2,833,606)
Conversion of TubeSolar Series 1A Preferred Stock into Common Stock	-	-	(2,400)	-	4,800,000	480	(480)	-	-	-
Conversion of Crowdex Series 1A Preferred Stock into Common Stock	-	-	(1,300)	-	2,600,000	260	(260)	-	-	-
Conversion of BD1 Note into Common Shares	-	-	-	-	15,800,000	1,580	7,898,420	-	-	7,900,000
Conversion of Nanyang Note into Common Shares	-	-	-	-	3,000,000	300	1,499,700	-	-	1,500,000
Conversion of Fleur Note into Common Shares	-	-	-	-	2,000,000	200	999,800	-	-	1,000,000
Conversion of Sabby Note into Common Shares	-	-	-	-	70,000	7	107,094	-	-	107,101
Private placement warrants	-	-	-	-			2,990,029	-	-	2,990,029
Beneficial conversion feature	-	-	-	-			4,490,029	-	-	4,490,029
Proceeds from private placement:										-
Common stock (8/19 @ $2.70)	-	-	-	-	943,397	94	2,551,311	-	-	2,551,405
Warrants (8/19 @ $1.73)	-	-	-	-	-	-	2,448,595			2,448,595
Private placement costs	-	-	-	-	-	-	(1,276,017)	-	-	(1,276,017)
Share-based compensation	-	-	-	-	-	-	5,478,734	-	-	5,478,734
Net Loss	-	-	-	-	-	-	-	(19,754,705)	-	(19,754,705)
Foreign Currency Translation Loss	-	-	-	-	-	-	-	-	(16,024)	(16,024)
Balance at December 31, 2022	48,100	$5	-	$-	34,000,812	$3,400	$452,135,653	$(447,537,493)	$(16,024)	$4,585,541

The accompanying notes are an integral part of these financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2022	2021
Operating Activities:
Net income/(loss)	$(19,754,705)	$(6,000,003)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	75,645	57,314
Share-based compensation	5,478,734	—
Operating lease asset amortization	694,229	648,975
Loss on equity method investment	27,361	—
Patent write off	—	297,702
Amortization of debt discount	2,609,389	1,008,162
Warranty reserve	—	7,082
Change in fair value of derivatives and (gain) on extinguishment of liabilities, net	—	(4,047,993)
Other	4,497	—
Changes in operating assets and liabilities:
Accounts receivable	47,481	(43,711)
Inventories	(23,111)	(57,741)
Prepaid expenses and other current assets	(686,359)	(301,161)
Accounts payable	(47,008)	(77,173)
Related party payable	22,164	(90,834)
Operating lease liabilities	(656,334)	(575,401)
Accrued interest	83,389	62,781
Accrued expenses	1,618,053	(292,442)
Net cash (used in) operating activities	(10,506,575)	(9,404,443)
Investing Activities:
Purchase of property, plant and equipment	(169,357)	(280,317)
Contributions to equity method investment	(83,559)	(21,205)
Patent activity costs	(12,556)	—
Net cash provided by (used in) investing activities	(265,472)	(301,522)
Financing Activities:
Proceeds from issuance of convertible debt and warrants	13,500,000	—
Proceeds from issuance of stock and warrants	5,000,000	15,500,000
Financing issuance cost	(2,206,695)	—
Net cash provided by (used in) financing activities	16,293,305	15,500,000
Net change in cash and cash equivalents	5,521,258	5,794,035
Cash and cash equivalents at beginning of period	5,961,760	167,725
Cash and cash equivalents at end of period	$11,483,018	$5,961,760
Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Non-Cash Transactions:
Conversions of preferred stock and convertible notes to equity	$10,507,101	$6,072,521
Series 1A preferred stock conversion	$740	$100,000
Extinguishment of note payable	$—	$193,200
Operating lease assets obtained in exchange for operating lease liabilities	$53,193	$—
Purchase of equipment not yet paid at end of the year	$159,119	$—
Conversion of bridge loan into common stock and warrants	$1,000,000	$—

The accompanying notes are an integral part of these financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION

Ascent Solar Technologies, Inc. (“Ascent” or the "Company") was incorporated on October 18, 2005 from the separation by ITN Energy Systems, Inc. (“ITN”) of its Advanced Photovoltaic Division and all of that division’s key personnel, core technologies, and certain trade secrets and royalty free licenses to use in connection with the manufacturing, developing marketing, and commercializing Copper-Indium-Gallium-diSelenide (“CIGS”) photovoltaic (“PV”) products. ITN, a private company incorporated in 1994, is an incubator dedicated to the development of thin film, PV, battery, fuel cell and nano technologies. Through its work on research and development contracts for private and governmental entities, ITN developed proprietary processing and manufacturing know how applicable to PV products generally, and CIGS PV products in particular. ITN formed Ascent to commercialize its investment in CIGS PV technologies.

The Company focus is on integrating its PV products into scalable and high value markets such as agrivoltaics, aerospace, satellites, near earth orbiting vehicles, and fixed wing unmanned aerial vehicles (“UAV”). The value proposition of Ascent’s proprietary solar technology not only aligns with the needs of customers in these industries, but also overcomes many of the obstacles other solar technologies face in these unique markets. Ascent has the capability to design and develop finished products for end users in these areas as well as collaborate with strategic partners to design and develop custom integrated solutions for products like fixed-wing UAVs. Ascent sees significant overlap of the needs of end users across some of these industries and can achieve economies of scale in sourcing, development, and production in commercializing products for these customers.

On January 28, 2022 , the Company effected a reverse stock split of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a ratio of one-for-five thousand (the “Reverse Stock Split”). The Company’s common stock began trading on a split-adjusted basis on January 31, 2022. Stockholders also received one whole share of Common Stock in lieu of a fractional share and no fractional shares were issued. All shares and per share amounts in the financial statements and accompanying notes have been retroactively adjusted to give effect to the Reverse Stock Split.

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

NOTE 2. BASIS OF PRESENTATION

The accompanying financial statements have been derived from the accounting records of the Company as of December 31, 2022 and 2021, and the results of operations for the years then ended.

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

Inventories: All inventories are stated at the lower of cost or net realizable value, with cost determined using the weighted average method. Inventory balances are frequently evaluated to ensure they do not exceed net realizable value. The computation for net realizable value takes into account many factors, including expected demand, product life cycle and development plans, module efficiency, quality issues, obsolescence and others. Management's judgment is required to determine reserves for obsolete or excess inventory. As of December 31, 2022, and 2021, the Company had inventory reserve balances of $338,348 and $395,943, respectively. If actual demand and market conditions are less favorable than those estimated by management, additional inventory write downs may be required.

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

Patents: At such time as the Company is awarded patents, patent costs are amortized on a straight-line basis over the legal life on the patents, or over their estimated useful lives, whichever is shorter. As of December 31, 2022, and 2021, the Company had net patent costs of $79,983 and $86,595, respectively. Of these amounts $25,847 and $45,015 represent costs net of amortization incurred for awarded patents, and the remaining $54,136 and $41,580 represents costs incurred for patent in process applications as of December 31, 2022 and 2021, respectively. During the years ended December 31, 2022 and 2021, the Company capitalized $12,556 and $0 in patent costs, respectively, as it worked to secure design rights and trademarks for newly developed products. Amortization expense was $19,168 and $37,891 for the years ended December 31, 2022 and 2021, respectively.

During the year ended December 31, 2021, the Company concluded that certain expired patents were not curable and certain patents in process would not be granted. As such, during the year ended December 31, 2021, the Company wrote off the remaining book value of these assets and recorded a charge of $297,702 in Other income/(expense) in the Statement of Operations.

As of December 31, 2022, future amortization of patents is expected as follows:

2023	$19,168
2024	6,493
2025	186
$25,847

Impairment of Long-lived Assets: The Company analyzes its long-lived assets (property, plant and equipment) and definitive-lived intangible assets (patents) for impairment, both individually and as a group, whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Events that might cause impairment would include significant current period operating or cash flow losses associated with the use of a long-lived asset or group of assets combined with a history of such losses, significant changes in the manner of use of assets and significant negative industry or economic trends. An undiscounted cash flow analysis is calculated to determine if impairment exists. If impairment is determined to exist, any related loss is calculated using the difference between the fair value and the carrying value of the assets. During the years ended December 31, 2022 and 2021, the Company did not incur impairments of its manufacturing facilities and equipment.

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

Related Party Payables: The Company accounts for fees due to board members in the related party payables account on the Balance Sheets.

Convertible Notes: The Company issues, from time to time, convertible notes. Refer to Note 12 for further information.

Convertible Preferred Stock: The Company evaluates its preferred stock instruments under FASB ASC 480, "Distinguishing Liabilities from Equity" to determine the classification, and thereby the accounting treatment, of the instruments. Refer to Notes 13 and 14 for further discussion on the classification of each instrument.

Derivatives: The Company evaluates its financial instruments under FASB ASC 815, "Derivatives and Hedging" to determine whether the instruments contain an embedded derivative. When an embedded derivative is present, the instrument is evaluated for a fair value adjustment upon issuance and at the end of every reporting period. Any adjustments to fair value are treated as gains and losses in fair values of derivatives and are recorded in the Statements of Operations. Refer to Note 10 for further discussion on embedded derivatives.

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

During the years ended December 31, 2022 and 2021, the Company recognized product revenue of $694,286 and $607,783, respectively. For the years ended December 31, 2022 and 2021, one customer’s revenue individually represented 82% and 83%, respectively, of the Company’s product total revenue.

Milestone and engineering revenue. Each milestone and engineering arrangement is a separate performance obligation. The transaction price is estimated using the most likely amount method and revenue is recognized as the performance obligation is satisfied through achieving manufacturing, costs or engineering targets. During the year ended December 31, 2022, the Company recognized total milestone revenue of $528,500. The Company did not have Milestone and engineering revenue during the year ended December 31, 2021.

Government contracts revenue. Revenue from government research and development contracts is generated under terms that are cost plus fee or firm fixed price. The Company generally recognizes this revenue over time using cost-based input methods, which recognize revenue and gross profit as work is performed based on the relationship between actual costs incurred compared to the total estimated costs of the contract. In applying cost-based input methods of revenue recognition, we use the actual costs incurred relative to the total estimated costs to determine our progress towards contract completion and to calculate the corresponding amount of revenue to recognize.

Cost based input methods of revenue recognition are considered a faithful depiction of our efforts to satisfy long-term government research and development contracts and therefore reflect the performance obligations under such contracts. Costs incurred that do not contribute to satisfying the Company's performance obligations are excluded from our input methods of revenue recognition as the amounts are not reflective of transferring control under the contract. Costs incurred towards contract completion may include direct costs plus allowable indirect costs and an allocable portion of the fixed fee. If actual and estimated costs to complete a contract indicate a loss, provision is made currently for the loss anticipated on the contract.

No government contract revenue was recognized for the years ended December 31, 2022 and 2021.

As a practical expedient, the Company elects to exclude disclosures related to certain unsatisfied performance obligations. These performance obligations include the milestone performance obligations which are wholly unsatisfied as of December 31, 2022.

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

As of December 31, 2022 and 2021, the Company had an accounts receivable, net balance of $1,769 and $49,250, respectively. As of December 31, 2022 and 2021, the Company had an allowance for doubtful accounts of $26,000 and $26,000, respectively.

The payment terms and conditions in customer contracts vary. Customers required to prepay are represented by deferred revenues, included in Accrued Liabilities on the Balance Sheets, until the Company’s performance obligations are satisfied. Invoiced customers are typically required to pay within 30 days of invoicing. Deferred revenue was as follows:

Balance as of January 1, 2021	$307,500
Additions	22,500
Recognized as revenue	(307,500)
Balance as of December 31, 2021	22,500
Additions	229,813
Recognized as revenue	(239,313)
Balance as of December 31, 2022	$13,000

Shipping and Handling Costs: The Company classifies shipping and handling costs for products shipped to customers as a component of “Cost of revenues” on the Company’s Statements of Operations. Customer payments of shipping and handling costs are recorded as a component of Revenues.

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

Research, Development and Manufacturing Operations Costs: Research, development and manufacturing operations expenses were $5,975,921 and $4,140,319 for the years ended December 31, 2022 and 2021, respectively. Research, development and manufacturing operations expenses include: 1) technology development costs, which include expenses incurred in researching new technology, improving existing technology and performing federal government research and development contracts, 2) product development costs, which include expenses incurred in developing new products and lowering product design costs, and 3) pre-production and production costs, which include engineering efforts to improve production processes, material yields and equipment utilization, and manufacturing efforts to produce saleable product. Research, development and manufacturing operations costs are expensed as incurred, with the exception of costs related to inventoried raw materials, work-in-process and finished goods, which are expensed as cost of revenue as products are sold.

Marketing and Advertising Costs: Marketing and advertising costs are expensed as incurred. Marketing and advertising expenses were $7,605 and $8,912 for the years ended December 31, 2022 and 2021, respectively.

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

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years (2019-2022) in these jurisdictions. The Company believes its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded.

Earnings per Share: Earnings per share (“EPS”) are the amount of earnings attributable to each share of common stock. Basic EPS has been computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Income available to common stockholders includes dividends on cumulative preferred stock (whether or not earned). Diluted earnings per share have been computed by dividing net income adjusted on an if-converted basis for the period by the weighted average number of common shares and potentially dilutive common share outstanding (which consist of options and convertible securities using the treasury stock method or the if-converted method, as applicable, to the extent they are dilutive).

Approximately 1.4 million dilutive shares and 3.9 million warrants for the year ended December 31, 2022 and approximately 28.2 million dilutive shares for the year ended December 31, 2021 were omitted because they were anti-dilutive.

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

Certain long-lived assets and current liabilities have been measured at fair value on a recurring and non-recurring basis. The carrying amount of our long-term debt outstanding approximates fair value because the Company's current borrowing rate does not materially differ from market rates for similar bank borrowings and are considered to be Level 2. The carrying value for cash and cash equivalents, accrued expenses and other assets and liabilities approximate their fair values due to their short maturities.

Reclassifications: Certain prior year balances have been reclassified to conform to current year presentation. Specifically, prior year accrued expenses was disaggregated to conform to the current year presentation.

Recently Issued Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity s Own Equity. ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective for smaller reporting public companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Management is evaluating the impact of this ASU on the Company’s financial statement presentation.

Other new pronouncements issued but not effective as of December 31, 2022 are not expected to have a material impact on the Company’s financial statements.

NOTE 4. LIQUIDITY, CONTINUED OPERATIONS, AND GOING CONCERN

The Company is currently focusing on integrating its PV products into scalable and high value markets which includes agrivoltaics, aerospace, etc. and has limited PV production at its manufacturing facility. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented its relaunch strategy. During the year ended December 31, 2022 the Company used $10,506,575 in cash for operations. As of December 31, 2022, the Company had $662,321 in accounts and related party payables and $559,060 in interest payable.

Additionally, projected product revenues are not anticipated to result in a positive cash flow position for the year 2023 overall and, as of December 31, 2022, the Company has a working capital of $7,470,521. Although the Company has working capital, additional financing will be required for the Company to reach a level of sufficient sales to achieve profitability.

The Company continues to seek additional funding through strategic or financial investors, but there is no assurance the Company will be able to raise additional capital on acceptable terms or at all. If the Company's revenues do not increase rapidly, and/or additional financing is not obtained, the Company will be required to significantly curtail operations to reduce costs and/or sell assets. Such actions would likely have an adverse impact on the Company's future operations.

As a result of the Company’s recurring losses from operations, and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern.

Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 5. RELATED PARTY TRANSACTIONS

On September 15, 2021, the Company entered into a Long-Term Supply and Joint Development Agreement (“JDA”) with TubeSolar, a significant stakeholder in the Company. Under the terms of the JDA, the Company will produce, and TubeSolar will purchase, thin-film PV foils (“PV Foils”) for use in TubeSolar’s solar modules for agricultural photovoltaic (“APV”) applications that require solar foils for its production. Additionally, the Company will receive (i) up to $4 million of non-recurring engineering (“NRE”) fees, (ii) up to $13.5 million of payments upon achievement of certain agreed upon production and cost structure milestones and (iii) product revenues from sales of PV Foils to TubeSolar. The JDA has no fixed term, and may only be terminated by either party for breach. The Company recognized $512,000 of NRE revenue and $3,000 product revenue under the JDA during the year ended December 31, 2022. The Company recognized $40,000 in product revenue from TubeSolar during the year ended December 31, 2021.

The Company and TubeSolar also established Ascent Solar Technologies Germany GmbH (“Ascent Germany”), in which TubeSolar holds of 30% of the entity. Ascent Germany was established to operate a PV manufacturing facility in Germany that will produce and deliver PV Foils exclusively to TubeSolar. Until Ascent Germany’s facility is fully operational, PV Foils will be manufactured in the Company’s existing facility in Thornton, Colorado. The parties expect to jointly develop next generation tooling for use in manufacturing PV Foils at the JV facility. The Company accounts for this investment as an equity method investment as it does not have control of this entity, but does have significant influence over the activities that most significantly impact the entity’s operations and financial performance. The Company contributed $83,559 and $21,205 to Ascent Germany during the years ended December 31, 2022 and 2021, respectively. The Company currently cannot quantify its maximum exposure in this entity.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

The following table summarizes property, plant and equipment as of December 31, 2022 and 2021:

	As of December 31,
	2022	2021
Furniture, fixtures, computer hardware and computer software	$482,235	$473,448
Leasehold improvements	87,957	$45,000
Manufacturing machinery and equipment	21,739,504	21,818,624
Manufacturing machinery and equipment, in progress	280,473	88,863
Depreciable property, plant and equipment	22,590,169	22,425,935
Less: Accumulated depreciation and amortization	(22,038,508)	(22,146,273)
Net property, plant and equipment	$551,661	$279,662

Depreciation expense for the years ended December 31, 2022 and 2021 was $56,477 and $19,423, respectively. Depreciation expense is recorded under “Depreciation and amortization expense” in the Statements of Operations.

NOTE 7. OPERATING LEASES

The Company’s operating leases are primarily comprised of approximately 100,000 rentable square feet for its manufacturing and operations and a Company car. The building lease term is for 88 months commencing on September 21, 2020 at a rent of $50,000 per month including taxes, insurance and common area maintenance until December 31, 2020. Beginning January 1, 2021, the rent adjusted to $80,000 per month on a triple net basis and shall increase at an annual rate of 3% per annum until December 31, 2027.

As of December 31, 2022 and 2021, assets and liabilities related to the Company's lease were as follows:

	As of December 31,
	2022	2021
Operating lease right-of-use assets, net	$4,324,514	$4,984,688
Current portion of operating lease liability	733,572	646,742
Non-current portion of operating lease liability	3,827,878	4,532,490

During the years ended December 31, 2022 and 2021 the Company recorded operating lease costs included in Selling, general, and administrative expenses on the Statement of Operations of $1,042,346 and $1,033,570, respectively.

Future maturities of the operating lease liability are as follows:

2023	$1,029,633
2024	1,060,187
2025	1,090,196
2026	1,112,903
2027	1,146,291
Total lease payments	$5,439,210
Less amounts representing interest	$(877,760)
Present value of lease liability	$4,561,450

The remaining weighted average lease term and discount rate of the operating lease is 59.8 months and 7.0% respectively.

NOTE 8. INVENTORIES

Inventories consisted of the following at December 31, 2022 and 2021:

	As of December 31,
	2022	2021
Raw materials	$577,799	$575,154
Work in process	37,351	15,803
Finished goods	133	1,215
Total	$615,283	$592,172

NOTE 9. NOTES PAYABLE

Prior to 2020, the Company entered into an agreement with A vendor (“Vendor”) to convert the balance of their account into a note payable in the amount of $250,000. The note bears interest of 5% per annum and matured on February 28, 2018. As of December 31, 2022, the Company had not made any payments on this note, the accrued interest was $68,836, and the note is due upon demand. This note is recorded as Other payable in the Balance Sheets.

NOTE 10. SECURED PROMISSORY NOTE

Global Ichiban Secured Promissory Notes

As of January 1, 2021, the Company had an outstanding secured convertible promissory notes issued to Global Ichiban Limited (“Global”) with a principal amount of $5,800,000 (“GI Note”) and remaining discount of $394,363. Principal on the GI Note, if not converted, would be payable in a lump sum on September 30, 2022. The GI Note does not bear any accrued interest but bears a default interest rate of 18% in the event of a default. The GI Note is secured by a lien on substantially all of the Company’s assets pursuant to the Security Agreement dated November 30, 2017 (the “Security Agreement”) entered into between the Company and Global. On March 9, 2021, the Company entered into a settlement agreement (“Settlement”) with Global. Pursuant to the Settlement, the Company issued 33,600 shares of Common Stock of the Company to Global in exchange for the cancellation of the remaining GI Note of $5,800,000.

The conversion option associated with the GI Note was deemed to include an embedded derivative that required bifurcation and separate accounting under ASC Topic 815, Derivative and Hedging. As such, the Company ascertained the value of the conversion option as if separate from the convertible issuance and recorded that value as a derivative liability. The fair value measurements rely primarily on Company-specific inputs and the Company’s own assumptions. With the absence of observable inputs, the Company determined these recurring fair value measurements reside primarily within Level 3 of the fair value hierarchy. The derivative associated with the notes approximates management’s estimate of the fair value of the embedded derivative liability based on using a Monte Carlo simulation following a Geometric Brownian Motion.

Management assessed the fair value of this embedded derivative, as of January 1, 2021, using the following assumptions: annual volatility of 62%, and a dividend yield of 0%. As a result of the fair value assessment, the Company valued the derivative liability at $5,303,984 as of January 1, 2021.

On March 9, 2021, as a result of the Settlement, the entire GI Note was canceled and the Company recorded an aggregate net gain of $5,303,984 as “Change in fair value of derivatives and gain/loss on extinguishment of liabilities, net” in the Statement of Operations to properly reflect that the value of the embedded derivative had been eliminated.

NOTE 11. PROMISSORY NOTES

SBA PPP

On April 17, 2020, the Company obtained a PPP Loan from Vectra Bank Colorado (“Vectra”) in the aggregate amount of $193,200, which was established under the CARES Act, as administered by the Small Business Association (“SBA”). Under the terms of the CARES Act and the PPP, all or a portion of the principal amount of the PPP Loan is subject to forgiveness so long as, over the 24-week period following the Company’s receipt of the proceeds of the PPP Loan, the Company uses those proceeds for payroll costs, rent, utility costs or the maintenance of employee and compensation levels. The PPP Loan is unsecured, guaranteed by the SBA, and has a two-year term, maturing on April 17, 2022. Interest accrues on the loan beginning with the initial disbursement; however, payments of principal and interest are deferred until Vectra’s determination of the amount of forgiveness applied for by the Company is approved by the SBA. If the Company does not apply for forgiveness within 10 months after the last day of the covered period (defined, at the Company’s election as 24 weeks), such payments will be due that month. On September 4, 2021, the Company received notification from Vectra that the SBA has forgiven the PPP loan. The Company recognized $195,852 of forgiven principal and accrued interest in Change in fair value of derivatives and gain/(loss) on extinguishment of liabilities, net in the Statements of Operations.

NOTE 12. CONVERTIBLE NOTES

The following tables provide a summary of the activity of the Company's convertible notes:

	Principal Balance 1/1/2021	New Notes	Notes assigned or exchanged	Notes converted	Principal Balance 12/31/2021	Less: Discount Balance	Net Principal Balance 12/31/2021
BD1 Notes (related party)	$10,500,000	$—	$(600,000)	$—	$9,900,000	$(2,210,182)	$7,689,818
Crowdex Note (related party)	250,000	—	—	(250,000)	—	—	—
Nanyang Note	—	—	600,000	(100,000)	500,000	(112,971)	387,029
	$10,750,000	$—	$—	$(350,000)	$10,400,000	$(2,323,153)	$8,076,847

	Principal Balance 12/31/2021	New Notes	Notes assigned or exchanged	Notes converted	Principal Balance 12/31/2022	Less: Discount Balance	Net Principal Balance 12/31/2022
BD1 Notes (related party)	$9,900,000	$—	$(2,000,000)	$(7,900,000)	$—	$—	$—
Nanyang Note	500,000	—	1,000,000	(1,500,000)	—	—	—
Fleur	—	—	1,000,000	(1,000,000)	—	—	—
Sabby	—	7,500,000	—	(107,101)	7,392,899	(4,777,643)	2,615,256
L1	—	7,500,000	—	—	7,500,000	(4,846,857)	2,653,143
	$10,400,000	$15,000,000	$—	$(10,507,101)	$14,892,899	$(9,624,500)	$5,268,399

BD1 Convertible Note

On December 18, 2020, the Company entered into a securities exchange agreement (“BD1 Exchange Agreement”) with BD1, who had previously acquired $6,252,000 of principal of existing unsecured debt and $1,145,000 of accrued interest from a number of investors. Pursuant to the terms of the BD1 Exchange Agreement, BD1 agreed to surrender and exchange all of its outstanding promissory notes with principal balances of approximately $10.4 million (including accrued interest and default penalties). In exchange, the Company issued to BD1 two unsecured convertible notes with an aggregate principal amount of $10,500,000 (“BD1 Exchange Notes”). The BD1 Exchange Notes do not bear any interest, and will mature on December 18, 2025. BD1 has the right, at any time until the BD1 Exchange Notes are fully paid, to convert any outstanding and unpaid principal into shares of Common Stock at a fixed conversion price equal to $0.50 per share. Accordingly, the Company would issue 21,000,000 shares of Common Stock upon a full conversion of the BD1 Exchange Notes.

On August 13, 2021, BD1 assigned $600,000 of its outstanding principal balance to Nanyang Investment Management Pte Ltd (“Nanyang”). As of December 31, 2021, BD1 held notes with an aggregate principal amount of $9,900,000 convertible to 19,800,000 shares of common stock.

On January 3, 2022, BD1 assigned $1,000,000 of its convertible notes to Fleur Capital Pte Ltd (“Fleur”). On January 21, 2022, BD1 assigned $1,000,000 of its convertible notes to Nanyang . The aggregate remaining principal balance held by BD1 after these assignments was $7,900,000. On February 1, 2022, BD1 converted all of their remaining $7,900,000 aggregate outstanding principal amount into 15,800,000 shares of common stock. The remaining discount of approximately $1,721,000 was charged to interest expense upon conversion.

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

Sabby / L1 Convertible Note

On December 19, 2022, the Company entered into a Securities Purchase Contract (the “Purchase Contract”) with two institutional investors (each, an “Investor” and collectively, the “Investors”) for the issuance of $12,500,000 in aggregate principal amount of Senior Secured Original Issue 10% Discount Convertible Advance Notes, for a purchase price of $11,250,000 in cash, net of an original issuance discount of $1,250,000 (the “Registered Advance Notes”), which matures in 18 months, bears 4.5% interest per annum, payable, at the option of the Company, in kind or in cash, subject to certain conditions, and is convertible, at the option of the holders from time to time, into shares of the Company’s Common Stock, or repayable in cash at maturity.

Under the Purchase Contract, in a concurrent private placement (the “Private Placement”), the Company issued to the Investors an additional $2,500,000 in aggregate principal amount of Senior Secured Original Issue 10% Discount Convertible Advance Notes, for a purchase price of $2,250,000 in cash, net of an original issuance discount of $250,000 (the “Private Placement Advance Notes” and, together with the Registered Advance Notes, the “Advance Notes”), which matures in 18 months, bears 4.5% interest per annum, payable, at the option of the Company, in kind or in cash, subject to certain conditions, and is convertible, at the option of the holders from time to time, into shares of the Company’s Common Stock, or repayable in cash at maturity.

The Advanced Notes are also secured by a pledge of all assets of the Company pursuant to a Security Agreement, dated as of December 19, 2022 and can be converted, at the option of the Investors, into shares of the Company’s Common Stock at a conversion price, which is equal to the lower of (1) a 30% premium to the average of the five most recent daily volume weighted average price (“VWAPs”) of the Common Stock as measured on the day prior to the issuance of the Registered Advance Notes (the “Fixed Conversion Price”) and (2) 92.5% of the three lowest VWAPs of the Common Stock on the 10 trading days preceding delivery of a Conversion Notice by an Investor. The conversion price cannot be less than $0.57 if required in accordance with the rules and regulations of Nasdaq. An Investor (together with its affiliates) may not convert any portion of such Investor’s Advance Notes to the extent that the Investor would beneficially own more than 4.99% of the Company’s outstanding shares of Common Stock after conversion, except that upon at least 61 days prior notice from the Investor to the Company, the Investor may increase the maximum amount of its beneficial ownership of the Company’s outstanding shares of Common Stock after converting the holder’s Advance Notes to up to 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the conversion.

Additionally, the Investors have the option to require early prepayment of the principal amount of the Registered Advance Notes in cash from up to 30% of the gross proceeds of any subsequent issuance by the Company, for cash, of shares of the Company’s Common Stock or convertible securities, or any combination of units thereof. The Company, pursuant to the terms in the Purchase Contract, 210 days after the date of the Purchase Contract, may request that one of the Investors (the “Additional Advance Notes Investor”) acquire from the Company for a purchase price equal to 90% of the principal amounts thereof, additional Advance Notes (the “Additional Advance Notes”) to be issued in a registered direct offering in an aggregate principal amount not to exceed $1,000,000 (or, with the consent of the Additional Advance Notes Investor, $2,000,000) in any given month, up to an aggregate principal amount of $35,000,000 of Additional Advance Notes, provided, however, that no more than one Additional Advance Note may be issued during any 30-day period.

The Company also issued to the Investors warrants to purchase up to 2,513,406 shares of Common Stock (the “Warrants”), which have a five-year term and an exercise price of $3.93 per share, in each case subject to adjustment in accordance with the terms thereof. The Warrants are exercisable for cash. If, at the time the holder exercises any Warrants, a registration statement registering the issuance of the shares of Common Stock underlying the Warrants is not then effective or available for the issuance of such shares, then the Warrants may be net exercised on a cashless basis according to a formula set forth in the Warrants. There were 2,513,406 warrants outstanding as of December 31, 2022.

On December 19, 2022, the Company received $13,500,000 of gross proceeds from the Investors. The $13,500,000 was allocated between the Advanced Notes and Warrants purchased based on the relative fair value of these instruments. The fair value of the Advanced Notes was estimated as the proceeds received and the fair value of the Warrants was determined using the Black Scholes model using the following inputs and are both considered to be Level 2 inputs on the fair value hierarchy:

Warrants
Expected stock price volatility	129.5%
Dividend yield	0%
Risk-free interest rate	3.7%
Expected life of the warrants (in years)	2.5

Additionally, the Company determined the conversion feature was beneficial to the Investors at the date of issuance. The Company allocated a portion of the proceeds to the beneficial conversion feature ("BCF") based on its intrinsic value. The Company then allocated transaction costs based on these allocations resulting in the following allocation of proceeds:

	Gross Amoumt	Allocation	Original Note Discount	Transaction Costs	Net Amount
Convertible Debt	$15,000,000	$(7,480,058)	$(1,500,000)	$(930,678)	$5,089,264
Warrants	—	2,990,029	—	(462,256)	2,527,773
BCF	—	4,490,029	—	(694,155)	3,795,874
	$15,000,000	$—	$(1,500,000)	$(2,087,089)	$11,412,911

The discount on the note is recorded as interest expense ratably over the term of the note. During the year ended December 31, 2022, an Investor converted $107,101 principal into 70,000 shares of Common Stock. Interest payable on the Advance Notes, as of December 31, 2022 is approximately $22,100.

NOTE 13. SERIES A PREFERRED STOCK

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

The Series A Preferred Stock may be converted into shares of common stock at the option of the Company if the closing price of the common stock exceeds $1,160,000, as adjusted, for twenty consecutive trading days, or by the holder at any time. The Company has the right to redeem the Series A Preferred Stock at a price of $8.00 per share, plus any accrued and unpaid dividends. At December 31, 2022, the preferred shares were not eligible for conversion to common shares at the option of the Company. The holder of the preferred shares may convert to common shares at any time. After making adjustment for the Company’s prior reverse stock splits, all 48,100 outstanding Series A preferred shares are convertible into less than one common share. Upon any conversion (whether at the option of the Company or the holder), the holder is entitled to receive any accrued but unpaid dividends.

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

As of December 31, 2022, there were 48,100 shares of Series A Preferred Stock outstanding and accrued and unpaid dividends of $465,501.

NOTE 14. SERIES 1A PREFERRED STOCK

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

As of January 1, 2021, Crowdex Investment, LLC ("Crowdex") owned 1,300 shares of Series 1A Preferred Stock. On February 1, 2022, Crowdex converted their 1,300 shares of Series 1A Preferred Stock into 2,600,000 shares of common stock.

On January 4, 2021, the Company entered into a securities purchase agreement (“Series 1ATranche 2 SPA”) with TubeSolar. Pursuant to the Series 1A Tranche 2 SPA, the Company sold 2,500 shares of Series 1A Preferred Stock to TubeSolar and received $2,500,000 of gross proceeds on January 5, 2021. During the year ended December 31, 2021, TubeSolar converted

100 shares of Series 1A Preferred Stock into 200,000 shares of common stock. On February 1, 2022 TubeSolar converted their remaining 2,400 shares of Series 1A Preferred Stock into 4,800,000 shares of common stock.

NOTE 15. STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

At, the Company had 500 million shares of common stock, $0.0001 par value, authorized for issuance. Each share of common stock has the right to one vote. As of December 31, 2022, the Company had 34,000,812 shares of common stock outstanding. The Company has not declared or paid any dividends related to the common stock through December 31, 2022.

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

On August 8, 2022, the Company entered into a securities purchase agreement (“SPA”) with Lucro for the private placement (the “Common Stock Private Placement”) of an aggregate of 943,397 shares (the “Shares”) of the Company’s common stock and warrants exercisable for up to an additional 1,415,095 shares of Common Stock (the “Warrants”). The Shares and Warrants were sold in units (the “Units”) at a fixed price of $5.30 per Unit. Each Unit consists of (i) one Share and (ii) Warrants exercisable for 1.5 shares of Common Stock.

Each Warrant is exercisable for five years at an exercise price of $5.30 per one share of Common Stock. The holder may not exercise the Warrants to the extent that, after giving effect to such exercise, the holder would beneficially own in excess of 9.99% of the shares of Common Stock outstanding, or, at the holder’s election on not less than 61 days notice, 19.99%. The Warrants are exercisable for cash. If, at the time the holder exercises any Warrants, a registration statement registering the issuance of the shares of Common Stock underlying the Warrants is not then effective or available for the issuance of such shares, then the Warrants may be net exercised on a cashless basis according to a formula set forth in the Warrants. There were 1,415,905 warrants outstanding at December 31, 2022.

On August 19, 2022, the Company received $4,000,000 of gross proceeds from the Common Stock Private Placement and the $1,000,000 Bridge Note was canceled and converted into Common Stock and Warrants. The $5,000,000 was allocated between the Common Stock and Warrants purchased based on the relative fair value of these instruments. The fair value of the Common Stocks was determined using the closing price of the stock at close if the SPA (Level 1 on the fair value hierarchy) and the fair value of the Warrants was determined using the Black Scholes model using the following inputs (Level 2 on the fair value hierarchy):

Warrants
Expected stock price volatility	82%
Dividend yield	0%
Risk-free interest rate	3%
Expected life of the warrants (in years)	5

Warrants

As of December 31, 2022, there are 3,929,311 outstanding warrants with exercise prices between $3.93 and $5.30 per share.

Preferred Stock

December 31, 2022, the Company had 25,000,000 shares of preferred stock, $0.0001 par value, authorized for issuance. Preferred stock may be issued in classes or series. Designations, powers, preferences, rights, qualifications, limitations and restrictions are determined by the Company’s Board of Directors. The following table summarizes the designations, shares authorized, and shares outstanding for the Company’s Preferred Stock:

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

Refer to Note 13 for Series A Preferred Stock activity.

Series 1A Preferred Stock

Refer to Note 14 for Series 1A Preferred Stock activity.

Series B-1, B-2, C, D, D-1, E, F, G, H, I, J, J-1, and K Preferred Stock

There were no transactions involving the Series B-1, B-2, C, D, D-1, E, G, H, I, J, J-1, or K during the years ended December 31, 2022 and 2021.

NOTE 16. SHARE-BASED COMPENSATION

On September 21, 2022, the Company’s Board of Directors appointed Jeffrey Max as the Company’s new Chief Executive Officer and granted an inducement grant of restricted stock units (“RSUs”) for an aggregate of 3,534,591 shares of Ascent’s common stock. 20% of the RSUs are fully vested upon grant. The remaining 80% of the RSUs vests in equal monthly increments over the next 36 months. Any outstanding and unvested RSUs will accelerate and fully vest upon the earlier of (i) a change of control and (ii) the termination of Mr. Max’s employment for any reason other than (x) by the Company for cause or (y) by Mr. Max without good reason. The estimated fair value of the restricted stock unit is $5.37, the closing price at grant date. The RSUs will settle in eight equal increments on the last business day of each calendar quarter beginning with the initial settlement date of September 30, 2024.

On December 12, 2022, the Company’s Board of Directors appointed Paul Warley as the Company’s new Chief Financial Officer and granted him an inducement grant of RSUs for an aggregate of 700,000 shares of Ascent’s common stock. 20% of the RSUs are fully vested upon grant. The remaining 80% of the RSUs vests in equal monthly increments over the next 36 months. Any outstanding and unvested RSUs will accelerate and fully vest upon the earlier of (i) a change of control and (ii) the termination of Mr. Warley’s employment for any reason other than (x) by the Company for cause or (y) by Mr. Warley without good reason. The estimated fair value of the restricted stock unit is $2.98, the closing price at grant date. The RSUs will settle in eight equal increments on the last business day of each calendar quarter beginning with the initial settlement date of December 31, 2024.

The Company recognized share-based compensation expense related to restricted stock grants of $5,478,734 for the year ended December 31, 2022.

Total unrecognized share-based compensation expense from unvested restricted stock as of December 31, 2022 was approximately $15,588,000 is expected to be recognized over a weighted average period of approximately 33.5 months. As of December 31, 2022, 3,152,033 shares were expected to vest in the future. The following table summarizes non-vested restricted stock and the related activity as of and for the year ended December 31, 2022:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2022	—	$—
Granted	4,234,591	4.97
Vested	(1,082,558)	5.06
Non-vested at December 31, 2022	3,152,033	$4.95

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

At December 31, 2022, the Company had $233.6 million of cumulative net operating loss carryforwards for federal income tax purposes that were available to offset future taxable income through the year 2037. At December 31, 2022, the Company had $74.7 million of cumulative net operating loss carryforwards for federal income tax purposes that were available to offset future taxable income indefinitely. Under the Internal Revenue Code, the future utilization of net operating losses may be limited in certain circumstances where there is a significant ownership change. The Company prepared an analysis for the year ended December 31, 2012 and determined that a significant change in ownership had occurred as a result of the cumulative effect of the sales of common stock through its offerings. Such change limited the Company’s utilizable net operating loss carryforwards to $298.4 million for the year ended December 31, 2022. Available net operating loss carryforwards may be further limited in the event of another significant ownership change.

Deferred income taxes reflect an estimate of the cumulative temporary differences recognized for financial reporting purposes from that recognized for income tax reporting purposes. At December 31, 2022 and 2021, the components of these temporary differences and the deferred tax asset were as follows:

	As of December 31,
	2022	2021
Deferred Tax Asset
Accrued expenses	$388,000	$104,000
Inventory allowance	83,000	98,000
Other	7,000	5,000
Operating lease liability	1,122,000	1,280,000
Tax effect of NOL carryforward	76,089,000	74,167,000
Share-based compensation	1,348,000	—
Depreciation	(52,000)	596,000
Section 174 costs	355,000	—
Warranty reserve	5,000	5,000
Gross Deferred Tax Asset	79,345,000	76,255,000
Valuation allowance	(78,261,000)	(75,003,000)
Net Deferred Tax Asset	$1,084,000	$1,252,000
Operating lease right-of-use asset, net	(1,064,000)	(1,231,000)
Amortization	(20,000)	(21,000)
Net Deferred Tax Liability	$(1,084,000)	$(1,252,000)
Total	—	—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical losses and projections of future taxable income over the periods in which the deferred tax assets are deductible, management believes it is not more-likely-than-not that the Company will realize the benefits of these deductible differences at December 31, 2022. The Company’s deferred tax valuation allowance of $78.3 million reflected above is an increase of $3.3 million from the valuation allowance reflected as of December 31, 2021 of $75.0 million.

As of December 31, 2022, the Company has not recorded a liability for uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax (benefit)/expense. No interest and penalties related to uncertain tax positions were accrued at December 31, 2022.

The Company’s effective tax rate for the years ended December 31, 2022 and 2021 differs from the statutory rate due to the following (expressed as a percentage of pre-tax income):

	2022	2021
Federal statutory rate	21.0%	21.0%
State statutory rate	3.1%	5.4%
Permanent tax differences	(2.9)%	(3.9)%
Derivative/Warrant Revaluation	—%	—%
Debt Discount	—%	12.7%
Deferred true-ups	(3.3)%	4.9%
Deferred rate change	(1.4)%	—%
Other	—%	0.7%
Change in valuation allowance	(16.5)%	(40.8)%
	—%	—%

NOTE 18. COMMITMENTS AND CONTINGENCIES

On September 21, 2022, the Company and Mr. Lee entered into a Separation Agreement and Release of Claims September 21, 2022 (the “Separation Agreement”). Under the Separation Agreement Mr. Lee is entitled, subject to his non-revocation of a general release of claims in favor of the Company, to the following separation benefits: (i) payment of twelve (12) months salary equal to $360,000, which amount shall be payable in accordance with the Company’s customary payroll practices and regular payroll time periods as in effect from time to time; (ii) the Company will pay Mr. Lee’s $200,000 declared but unpaid cash bonus in two installments; and (iii) the Company shall pay COBRA premiums at the Company’s current contribution level for the next 12 months. The Company accrued liabilities of approximately $363,000 included in Severance Payable on the Balance Sheet as of December 31, 2022.

The Company is subject to various legal proceedings, both asserted and unasserted, that arise in the ordinary course of business. The Company cannot predict the ultimate outcome of such legal proceedings or in certain instances provide reasonable ranges of potential losses. However, as of the date of this report, the Company believes that none of these claims will have a material adverse effect on its financial position or results of operations. In the event of unexpected subsequent developments and given the inherent unpredictability of these legal proceedings, there can be no assurance that the Company’s assessment of any claim will reflect the ultimate outcome, and an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s financial position or results of operations in particular annual periods.

NOTE 19. RETIREMENT PLAN

The Company has a qualified 401(k) plan which provides retirement benefits for all of its eligible employees. Under the plan, employees become eligible to participate at the first entry date, provided they are at least 21 years of age. The Company will match 100% of the first four percent of employee contributions. In addition, the Company may make discretionary contributions to the Plan as determined by the Board of Directors. Employees are immediately vested in all salary reduction contributions. Employer contributions vest over a three-year period, one-third per year. Employer 401(k) match expense was $129,040 and $31,423 for the year ended December 31, 2022 and 2021, respectively. 401(k) match expenses are recorded under “Research, development and manufacturing operations" expense and “Selling, general and administrative" expense in the Statements of Operations.

NOTE 20. SUBSEQUENT EVENTS

Subsequent to December 31, 2022, Sabby and L1 converted approximately $2.5 million principal into 2,928,105 shares of Common Stock.