Form 10-Q
period 2023-03-31
Ascent Solar Technologies, Inc.
filed 2023-05-15
CIK 1350102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 15, 2023, there were 49,929,967 shares of our common stock issued and outstanding.

ASCENT SOLAR TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

For the Period Ended March 31, 2023

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
•
Our ability to maintain the listing of our common stock on the Nasdaq Capital Market.
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
•
General economic and business conditions, and in particular, conditions specific to the solar power industry; and
•
Other risks and uncertainties discussed in greater detail elsewhere in this Quarterly Report and in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

References to “we,” “us,” “our,” “Ascent,” “Ascent Solar” or the “Company” in this Quarterly Report mean Ascent Solar Technologies, Inc.

ASCENT SOLAR TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

CONDENSED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$6,343,687	$11,483,018
Trade receivables, net of allowance of $26,000 and $26,000, respectively	94,875	1,769
Inventories, net	513,063	615,283
Prepaid and other current assets	1,507,609	344,110
Total current assets	8,459,234	12,444,180

Property, Plant and Equipment:	22,638,819	22,590,169
Accumulated depreciation	(22,059,497)	(22,038,508)
Property, Plant and Equipment, net	579,322	551,661

Other Assets:
Operating lease right-of-use assets, net	4,141,958	4,324,514
Patents, net of accumulated amortization of $159,010 and $154,218 respectively	81,075	79,983
Equity method investment	68,085	61,379
Other non-current assets	1,233,725	1,214,985
	5,524,843	5,680,861
Total Assets	$14,563,399	$18,676,702
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$581,141	$595,157
Related party payables	5,337	67,164
Accrued expenses	748,076	888,869
Accrued payroll	754,663	927,264
Accrued professional services fees	1,158,460	952,573
Accrued interest	725,446	559,060
Current portion of operating lease liability	754,168	733,572
Current portion of convertible notes	2,000,000	-
Other payable	250,000	250,000
Total current liabilities	6,977,291	4,973,659
Long-Term Liabilities:
Non-current operating lease liabilities	3,628,660	3,827,878
Non-current convertible notes, net	6,116,663	5,268,399
Accrued warranty liability	21,225	21,225
Total liabilities	16,743,839	14,091,161
Commitments and contingencies (Note 14)
Stockholders’ Equity (Deficit):
Series A preferred stock, $.0001 par value; 750,000 shares authorized; 48,100 and 48,100 shares issued and outstanding, respectively ($862,326 and $850,301 Liquidation Preference, respectively)	5	5
Common stock, $0.0001 par value, 500,000,000 authorized; 37,491,954 and 34,000,812 shares issued and outstanding, respectively	3,749	3,400
Additional paid in capital	451,336,338	452,135,653
Accumulated deficit	(453,511,214)	(447,537,493)
Accumulated other comprehensive loss	(9,318)	(16,024)
Total stockholders’ equity (deficit)	(2,180,440)	4,585,541
Total Liabilities and Stockholders’ Equity (Deficit)	$14,563,399	$18,676,702

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues
Products	$99,225	$54,210
Milestone and engineering	25,000	512,000
Total Revenues	124,225	566,210
Costs and Expenses
Costs of revenue	461,795	532,890
Research, development and manufacturing operations	1,665,694	1,406,322
Selling, general and administrative	1,591,821	821,266
Share-based compensation	1,404,450	-
Depreciation and amortization	25,781	16,665
Total Costs and Expenses	5,149,541	2,777,143
Loss from Operations	(5,025,316)	(2,210,933)
Other Income/(Expense)
Other income/(expense), net	10,000	-
Interest expense	(1,068,036)	(2,086,314)
Total Other Income/(Expense)	(1,058,036)	(2,086,314)
Income/(Loss) on Equity Method Investments	-	(2)
Net Income/(Loss)	$(6,083,352)	$(4,297,249)
Net Income/(Loss) Per Share (Basic and Diluted)	$(0.17)	$(0.20)
Weighted Average Common Shares Outstanding (Basic)	35,569,990	21,671,248
Weighted Average Common Shares Outstanding (Diluted)	35,569,990	21,671,248
Other Comprehensive Income/(Loss)
Foreign currency translation gain/(loss)	6,706	(7,097)
Net Comprehensive Income/(Loss)	$(6,076,646)	$(4,304,346)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

For the Three Months Ended March 31, 2023

	Series A Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Other Accumulated Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance at January 1, 2023	48,100	$5	34,000,812	$3,400	$452,135,653	$(447,537,493)	$(16,024)	$4,585,541
Impact of adopting ASU 2020-06	-	$-	-	-	(3,795,874)	109,631	-	(3,686,243)
Balance at January 1, 2023, as adjusted	48,100	$5	34,000,812	$3,400	$448,339,779	$(447,427,862)	$(16,024)	$899,298
Conversion of L1 Note into Common Stock	-	-	1,440,090	144	508,596	-	-	508,740
Conversion of Sabby Note into Common Stock	-	-	2,051,052	205	1,083,513	-	-	1,083,718
Share-based compensation	-	-	-	-	1,404,450	-	-	1,404,450
Net Loss	-	-	-	-	-	(6,083,352)	-	(6,083,352)
Foreign Currency Translation Loss	-	-	-	-	-	-	6,706	6,706
Balance at March 31, 2023	48,100	$5	37,491,954	$3,749	$451,336,338	$(453,511,214)	$(9,318)	$(2,180,440)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

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

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
Operating Activities:
Net income/(loss)	$(6,083,352)	$(4,297,249)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	25,781	16,665
Share-based compensation	1,404,450	—
Operating lease asset amortization	182,556	168,671
Amortization of debt discount	901,649	2,069,206
Loss on equity method investment	—	2
Inventory reserve expense	97,465	—
Changes in operating assets and liabilities:
Accounts receivable	(93,106)	(512,004)
Inventories	4,755	(45,448)
Prepaid expenses and other current assets	(1,182,239)	(411,802)
Accounts payable	(14,016)	(41,565)
Related party payable	(61,827)	—
Operating lease liabilities	(178,622)	(157,479)
Accrued interest	166,386	15,107
Accrued expenses	(107,507)	403,816
Net cash used in operating activities	(4,937,627)	(2,792,080)
Investing Activities:
Contributions to equity method investment	—	(83,559)
Payments on purchase of assets	(48,650)	(57,451)
Patent activity costs	(5,884)	(308)
Net cash used in investing activities	(54,534)	(141,318)
Financing Activities:
Payment of convertible notes	(147,170)	—
Net cash used in financing activities	(147,170)	—
Net change in cash and cash equivalents	(5,139,331)	(2,933,398)
Cash and cash equivalents at beginning of period	11,483,018	5,961,760
Cash and cash equivalents at end of period	$6,343,687	$3,028,362
Non-Cash Transactions:
Non-cash conversions of convertible notes to equity	$1,592,458	$9,200,000
Series 1A preferred stock conversion	$—	$740

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION

Ascent Solar Technologies, Inc. (the “Company") is focusing on integrating its PV products into scalable and high value markets such as agrivoltaics, aerospace, satellites, near earth orbiting vehicles, and fixed wing unmanned aerial vehicles (“UAV”). The value proposition of Ascent’s proprietary solar technology not only aligns with the needs of customers in these industries, but also overcomes many of the obstacles other solar technologies face in these unique markets. Ascent has the capability to design and develop finished products for end users in these areas as well as collaborate with strategic partners to design and develop custom integrated solutions for products like fixed-wing UAVs. Ascent sees significant overlap of the needs of end users across these industries and can achieve economies of scale in sourcing, development, and production in commericializing products for these customers.

Effective March 13, 2023, the Company began focusing its Thornton manufacturing facility as a Perovskite Center of Excellence and has dedicated the facility to the industrial commercialization of the Company's patent-pending Perovskite solar technologies. On April 18, 2023, the Company completed a transaction to acquire the manufacturing assets of Flisom AG, a Zurich based thin-film solar manufacturer. The Company will continue to be headquartered in Thornton, CO and will commence manufacturing using its new manufacturing assets in Zurich, Switzerland.

NOTE 2. BASIS OF PRESENTATION

The accompanying, unaudited, condensed financial statements have been derived from the accounting records of the Company as of March 31, 2023 and December 31, 2022, and the results of operations for the three months ended March 31, 2023 and 2022.

The accompanying, unaudited, condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and footnotes typically found in U.S. GAAP audited annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. The Condensed Balance Sheet at December 31, 2022 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. These condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were described in Note 3 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Except for the adoption of FASB ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”) as disclosed below, there have been no significant changes to our accounting policies as of March 31, 2023.

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

During the three months ended March 31, 2023 and 2022, the Company recognized product revenue of $99,225 and $54,210, respectively.

Milestone and engineering revenue. Each milestone and engineering arrangement is a separate performance obligation. The transaction price is estimated using the most likely amount method and revenue is recognized as the performance obligation is satisfied through achieving manufacturing, cost, or engineering targets. During the three months ended March 31, 2023 and 2022, the Company recognized total milestone and engineering revenue of $25,000 and $512,000, respectively. The $512,000 was earned from TubeSolar AG (“TubeSolar”), a related party.

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

No government contract revenue was recognized during the three months ended March 31, 2023 and 2022.

Accounts Receivable. As of March 31, 2023 and December 31, 2022, the Company had an accounts receivable, net balance of $94,875 and $1,769, respectively. As of March 31, 2023 and December 31, 2022, the Company had an allowance for doubtful accounts of $26,000 and $26,000, respectively.

Deferred revenue for the three months ended March 31, 2023 was as follows:

Balance as of January 1, 2023	$13,000
Additions	29,350
Recognized as revenue	(29,350)
Balance as of March 31, 2023	$13,000

Earnings per Share: Earnings per share (“EPS”) are the amount of earnings attributable to each share of common stock. Basic EPS has been computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Income available to common stockholders has been computed by deducting dividends accumulated for the period on cumulative preferred stock (whether or not earned) from net income. Diluted earnings per share has been computed by dividing net income adjusted on an if-converted basis for the period by the weighted average number of common shares and potentially dilutive common share outstanding (which consist of warrants, options, restricted stock units and convertible securities using the if-converted method to the extent they are dilutive). Approximately 18.4 million and 2.4 million shares of dilutive shares were excluded from the three months period ended March 31, 2023 and 2022, respectively, EPS calculation as their impact is antidilutive.

Recently Adopted or to be Adopted Accounting Policies

On January 1, 2023, the Company adopted ASU 2020-06. The adoption resulted in the elimination of the beneficial conversion feature recognized on the Company’s convertible debt. The Company elected to apply the modified retrospective method to all open contracts as of January 1, 2023, and the cumulative effect of initially applying ASU 2020-06 was recognized as an adjustment to the Company’s retained earnings balance as of January 1, 2023. Comparative periods have not been restated and continue to be reported under the accounting standard in effect for those periods.

The cumulative effect of the changes made to the Company’s January 1, 2023, balance sheet for the adoption of ASU 2020-06 is as follows:

	Balance at December 31, 2022	Adjustments Due to Adoption	Balance at January 1, 2023
Liabilities
Non-current convertible notes, net	$5,268,399	$3,686,243	$8,954,642
Shareholders' equity
Additional paid in capital	452,135,653	(3,795,874)	448,339,779
Accumulated deficit	(447,537,493)	109,631	(447,427,862)

The impact due to the change in accounting principle on net income and earnings per share is as follows:

	Post ASU 2020-06	Pre ASU 2020-06	Difference
Net Loss	$(6,083,352)	$(8,283,316)	$2,199,964
Earnings Per Share (Basic and Diluted)	(0.17)	(0.23)	0.06

Other new pronouncements issued but not effective as of March 31, 2023 are not expected to have a material impact on the Company’s condensed financial statements.

NOTE 4. LIQUIDITY, CONTINUED OPERATIONS, AND GOING CONCERN

During the year ended December 31, 2022, the Company entered into multiple financing agreements to fund operations. Further discussion of these transactions can be found in Notes 12 and 15 in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

The Company redeployed its Thornton manufacturing facility to focus on industrial commercialization of the Company's patent-pending Perovskite solar technologies. Additionally, the Company purchased manufacturing assets in Zurich, Switzerland where the Company plans to begin production. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented this strategy. During the three months ended March 31, 2023 the Company used $4,937,627 in cash for operations.

Additional projected product revenues are not anticipated to result in a positive cash flow position for the next twelve months overall and, while as of March 31, 2023, the Company has a working capital of $1,481,943, Management does not believe cash liquidity is sufficient for the next twelve months and will require additional financing.

The Company continues to look for ways to expand its production of PV films at industrial scale, and to secure long-term contracts for the sale of such output. The Company continues activities related to securing additional financing through strategic or financial investors, but there is no assurance the Company will be able to raise additional capital on acceptable terms or at all. If the Company's revenues do not increase rapidly, and/or additional financing is not obtained, the Company will be required to significantly curtail operations to reduce costs and/or sell assets. Such actions would likely have an adverse impact on the Company's future operations.

As a result of the Company’s recurring losses from operations and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises doubt as to the Company’s ability to continue as a going concern.

Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These condensed financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 5. RELATED PARTY TRANSACTIONS

On September 15, 2021, the Company entered into a Long-Term Supply and Joint Development Agreement (“JDA”) with TubeSolar. Under the terms of the JDA, the Company will produce, and TubeSolar will purchase, thin-film photovoltaic (“PV”) foils (“PV Foils”) for use in TubeSolar’s solar modules for agricultural photovoltaic (“APV”) applications that require solar foils for its production. Additionally, the Company will receive (i) up to $4 million of non-recurring engineering (“NRE”) fees, (ii) up to $13.5 million of payments upon achievement of certain agreed upon production and cost structure milestones and (iii) product revenues from sales of PV Foils to TubeSolar. The JDA has no fixed term, and may only be terminated by either party for breach. No revenue was recognized under the JDA during the three months ended March 31, 2023. $512,000 of NRE revenue were recognized under the JDA during the three months ended March 31, 2022.

The Company and TubeSolar have also jointly established Ascent Solar Technologies Germany GmbH (“Ascent Germany”), in which TubeSolar holds of 30% of the entity. Ascent Germany was established to operate a PV manufacturing facility in Germany that will produce and deliver PV Foils exclusively to TubeSolar. The parties expect to jointly develop next generation tooling for use in manufacturing PV Foils at the JV facility. The Company accounts for this investment as an equity method investment as it does not have control of this entity, but does have significant influence over the activities that most significantly impact the entity’s operations and financial performance. The Company contributed $0 and $83,559 to Ascent Germany during the three months ended March 31, 2023 and 2022, respectively. The Company currently cannot quantify its maximum exposure in this entity.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

The following table summarizes property, plant and equipment as of March 31, 2023 and December 31, 2022:

	As of March 31,	As of December 31,
	2023	2022
Furniture, fixtures, computer hardware and computer software	$482,235	$482,235
Manufacturing machinery and equipment	21,765,284	21,739,504
Leasehold improvements	103,951	87,957
Manufacturing machinery and equipment, in progress	287,349	280,473
Depreciable property, plant and equipment	22,638,819	22,590,169
Less: Accumulated depreciation and amortization	(22,059,497)	(22,038,508)
Net property, plant and equipment	$579,322	$551,661

Depreciation expense for the three months ended March 31, 2023 and 2022 was $20,989 and $11,873, respectively. Depreciation expense is recorded under “Depreciation and amortization expense” in the unaudited Condensed Statements of Operations.

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

As of March 31, 2023 and December 31, 2022, assets and liabilities related to the Company’s leases were as follows:

	As of March 31,	As of December 31,
	2023	2022
Operating lease right-of-use assets, net	$4,141,958	$4,324,514
Current portion of operating lease liability	754,168	733,572
Non-current portion of operating lease liability	3,628,660	3,827,878

During the three months ended March 31, 2023 and 2022, the Company recorded operating lease expense included in selling, general and administrative expenses of $261,343 and $258,392, respectively.

Future maturities of the operating lease liability are as follows:

Remainder of 2023	$772,225
2024	1,060,187
2025	1,090,196
2026	1,112,903
2027	1,146,290
Total lease payments	5,181,801
Less amounts representing interest	(798,973)
Present value of lease liability	$4,382,828

The remaining weighted average lease term and discount rate of the operating leases is 56.88 months and 7.0%, respectively.

NOTE 8. INVENTORIES

Inventories, net of reserves, consisted of the following at March 31, 2023 and December 31, 2022:

	As of March 31,	As of December 31,
	2023	2022
Raw materials	$474,102	$577,799
Work in process	38,961	37,351
Finished goods	-	133
Total	$513,063	$615,283

NOTE 9. OTHER PAYABLE

On June 30, 2017, the Company entered into an agreement with a vendor (“Vendor”) to convert the balance of their account into a note payable in the amount of $250,000. The note bears interest of 5% per annum and matured on February 28, 2018. As of March 31, 2023, the Company had not made any payments on this note, the accrued interest was $68,836, and the note is due upon demand. This note is recorded as Other payable in the Condensed Balance Sheets.

NOTE 10. CONVERTIBLE NOTES

The following table provides a summary of the activity of the Company's secured, convertible, promissory notes:

	Principal Balance 12/31/2022	Notes converted	Principal Balance 3/31/2023	Less: Discount Balance	Net Principal Balance 3/31/2023
Sabby Volatility Warrant Master Fund, LTD	$7,392,899	$(1,786,212)	$5,606,687	$(1,860,185)	$3,746,502
L1 Capital Global Opportunities Master Fund, Ltd	7,500,000	(960,000)	6,540,000	(2,169,839)	4,370,161
	$14,892,899	$(2,746,212)	$12,146,687	$(4,030,024)	$8,116,663

Sabby / L1 Convertible Notes

On December 19, 2022, the Company entered into a Securities Purchase Contract (the “Securities Purchase Contract”) with two institutional investors (each, an “Investor” and collectively, the “Investors”) for the issuance to the Investors of $12,500,000 in aggregate principal amount of Senior Secured Original Issue 10% Discount Convertible Advance Notes

pursuant to a direct registered offering (the “Registered Advance Notes”) and $2,500,000 in aggregate principal amount of Senior Secured Original Issue 10% Discount Convertible Advance Notes in a concurrent private placement (the “Private Placement Advance Notes” and, together with the Registered Advance Notes, the “Advance Notes”).

On March 29, 2023, the Company and each of the Investors entered into a Waiver and Amendment Agreement (the “Amendment”) relating to the Securities Purchase Contract and the Advance Notes to waive any event of default arising under Section 2.1 of the Advance Notes relating to the Company’s receipt of notice from the Listing Qualifications Department of Nasdaq indicating that the Company is not in compliance with the $1.00 Minimum Bid Price Requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market (the “Specified Default”).

Pursuant to the Amendment, the Company and each of the Investors agreed to waive the Specified Default and further agreed to the amend the Advance Notes to provide that (i) the new “Floor Price” for all purposes of the Advance Notes is $0.20 per share of the Company’s common stock, (ii) until the Company regains compliance with the $1.00 Minimum Bid Price Requirement, “Conversion Price” under the Advance Notes will mean the “Alternative Conversion Price” (as defined in the Advance Notes) and (iii) the Company will make certain prepayments of the Advance Notes held by the Investors on the following dates and in the following aggregate cash amounts, at a price equal to 100% of the principal amount of the Advance Notes to be repaid plus accrued and unpaid interest thereon (if any). The Company's failure to comply with the terms of the Amendment would constitute an Event of Default under the Advance Notes.

On April 12, 2023, the Company and each of the Investors entered in a further amendment to the Amendment (the “Revised Amendment”), to provide for a consistent prepayment schedule for the Advance Notes held by each of the Investors. After giving effect to the Revised Amendment, the Advance Notes will be prepaid by the Company in cash on the following dates and in the following aggregate amounts, at a price equal to 100% of the principal amount of the Advance Notes to be prepaid plus accrued and unpaid interest thereon (if any). The Company’s failure to comply with the terms of the Revised Amendment would constitute an “Event of Default” under the Advance Notes.

Prepayment Date	Aggregate
April 3, 2023	$333,333
April 13, 2023	333,333
May 18, 2023	666,667
June 19, 2023	666,667
$2,000,000

The Advance Notes are convertible to Common Stock. The fixed conversion price of the Advance Notes is subject to certain adjustments in accordance with the terms thereof, including certain anti-dilution adjustments in the event that the Company issues shares of Common Stock, securities convertible into, exercisable for or exchangeable for the Company’s Common Stock, rights or options to acquire Common Stock or convertible securities or any combination thereof, including as units with other securities or property in an integrated transaction, at a purchase or conversion, exercise or exchange price of less than the fixed conversion price then in effect with respect to the Advance Notes.

The Securities Purchase Contract also included certain warrants to purchase up to 2,513,406 shares of common stock (the "Warrants"). The Warrants were issued with an exercise price equal to $3.93 per share, subject to certain adjustments in certain events, including the future issuance by the Company of securities with a purchase or conversion, exercise or exchange price that is less than the exercise price of the Warrants then in effect at any time.

On April 14, 2023 the Company entered a securities purchase agreement (“SPA”) with Lucro Investments VCC-ESG Opportunities Fund (“Lucro”) for an approximate $9 million private placement (the “Private Placement”) of an aggregate of 7,499,997 shares of the Company’s Common Stock. The per share purchase price for the Shares is $1.20 per share. The terms of the SPA with Lucro triggered certain adjustments to the Advance Notes and the Warrants in accordance with the existing terms of the outstanding Advance Notes and the outstanding Warrants. Following these adjustments:

1.
The fixed conversion price of the approximately $10.1 million principal amount currently outstanding Advance Notes has been lowered to $0.3661 per share of Common Stock;
2.
The exercise price of the outstanding Warrants has been lowered to $0.3661 per share of Common Stock; and

3.
The number of shares that the Warrants are exercisable for has been increased from 2,513,406 to 26,980,840 shares of Common Stock.

During the three months ended March 31, 2023, Sabby converted $1.79 million of principal for 2,051,053 shares of common stock. During the three months ended March 31, 2023, L1 converted $0.96 million of principal for 1,440,090 shares of common stock. During the three months ended March 31, 2023, the Company had interest expense of $1,052,928 of which, $901,649 was due to accretion of discount on the note. Interest payable was $173,400 as of March 31, 2023.

NOTE 11. SERIES A PREFERRED STOCK

As of January 1, 2023, there were 48,100 shares of Series A Preferred Stock outstanding. Holders of Series A Preferred Stock are entitled to cumulative dividends at a rate of 8% per annum when and if declared by the Board of Directors at its sole discretion. The dividends may be paid in cash or in the form of common stock (valued at 10% below market price, but not to exceed the lowest closing price during the applicable measurement period), at the discretion of the Board of Directors. The dividend rate on the Series A Preferred Stock is indexed to the Company's stock price and subject to adjustment.

The Series A Preferred Stock may be converted into shares of common stock at the option of the Company if the closing price of the common stock exceeds $1,160,000, adjusted for reverse stock splits, for twenty consecutive trading days, or by the holder at any time. The Company has the right to redeem the Series A Preferred Stock at a price of $8.00 per share, plus any accrued and unpaid dividends, plus the make-whole amount (if applicable). At March 31, 2023, the preferred shares were not eligible for conversion to common shares at the option of the Company. The holder of the preferred shares may convert to common shares at any time. After making adjustment for the Company’s prior reverse stock splits, all 48,100 outstanding Series A preferred shares are convertible into less than one common share. Upon any conversion (whether at the option of the Company or the holder), the holder is entitled to receive any accrued but unpaid dividends.

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

As of March 31, 2023, there were 48,100 shares of Series A Preferred Stock outstanding and accrued and unpaid dividends of $477,526.

NOTE 12. STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

At March 31, 2023, the Company had 500 million shares of common stock, $0.0001 par value, authorized for issuance. Each share of common stock has the right to one vote. As of March 31, 2023, the Company had 37,491,954 shares of common stock outstanding. The Company has not declared or paid any dividends related to the common stock during the three month ended March 31, 2023 and 2022.

During the three months ended March 31, 2023, $2.75 million of convertible debt was converted into 3,491,143 shares of common stock.

Preferred Stock

At March 31, 2023, the Company had 25 million shares of preferred stock, $0.0001 par value, authorized for issuance. Preferred stock may be issued in classes or series. Designations, powers, preferences, rights, qualifications, limitations and restrictions are determined by the Company’s Board of Directors.

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

Warrants

As of March 31, 2023, there are 3,929,311 outstanding warrants with exercise prices between $3.93 and $5.30 per share.

Series A Preferred Stock

Refer to Note 11 for information on Series A Preferred Stock.

Series 1A, B-1, B-2, C, D, D-1, E, F, G, H, I, J, J-1, and K Preferred Stock

There were no transactions involving the Series 1A, B-1, B-2, C, D, D-1, E, F, G, H, I, J, J-1, or K during the three months ended March 31, 2023.

NOTE 13. SHARE-BASED COMPENSATION

The Company granted restricted stock units to the Company's Chief Executive Officer and Chief Financial Officer and recognized share-based compensation expense related to restricted stock grants of $1,404,450 for the three months ended March 31, 2023. On April 26, 2023, the Company terminated its employment contract with the Company's Chief Executive Officer resulting in the forfeiture of 2,356,394 restricted stock units. The remaining non-vested shares of 513,333 units are expected to vest in the future. Total unrecognized share-based compensation expense from the remaining unvested restricted stock as of March 31, 2023 was approximately $1,529,733 and is expected to be recognized over 33 months. The following table summarizes non-vested restricted stock and the related activity as of March 31, 2023:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2023	3,152,033	4.95
Vested	(282,306)	5.04
Non-vested at March 31, 2023	2,869,727	4.94

NOTE 14. COMMITMENTS AND CONTINGENCIES

On April 26, 2023, the board of directors of the Company terminated Jeffrey Max as the Company’s President and Chief Executive Officer. Mr. Max claims that his termination was not for cause as defined in his employment agreement which could enable him to certain benefits, including severance and vesting of restricted stock units. Management believes Mr. Max was terminated for cause and any such claims, if asserted, would be without substantial merit. Although the outcome of any legal proceedings is uncertain, the Company will vigorously defend any future claims made by Mr. Max.

The Company is subject to various legal proceedings, both asserted and unasserted, that arise in the ordinary course of business. The Company cannot predict the ultimate outcome of such legal proceedings or in certain instances provide reasonable ranges of potential losses. However, as of the date of this report, the Company believes that none of these claims will have a material adverse effect on its financial position or results of operations. In the event of unexpected subsequent developments and given the inherent unpredictability of these legal proceedings, there can be no assurance that the Company’s assessment of any claim will reflect the ultimate outcome, and an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s financial position or results of operations in particular quarterly or annual periods.

NOTE 15. SUBSEQUENT EVENTS

On April 14, 2023, the Company entered the Private Placement with Lucro Investments VCC-ESG Opportunities Fundfor an approximate $9 million private placement of an aggregate of 7,499,997 shares of the Company’s common stock, $0.0001 par value per share. The per share purchase price is $1.20 per share. The Private Placement will close in nine tranches of approximately $1 million. The first tranche is scheduled to close by May 8, 2023. The ninth and final tranche is scheduled to close in late December 2023. The Company has not received the first tranche funding pursuant to this agreement. Management continues to assess the status and viability of this agreement.

On April 17, 2023, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Flisom AG, a leading developer and manufacturer of photovoltaic thin film solar cells (“Seller”), pursuant to which, among other things, the Company purchased certain assets relating to thin-film photovoltaic manufacture and production from Seller (collectively, the “Assets”), including (i) certain manufacturing equipment located at Seller’s Niederhasli, Switzerland facility (the “Manufacturing Facility”) and (ii) related inventory and raw materials at the Manufacturing Facility (collectively, the “Transaction”). In connection with the Transaction, the Company also received a license to certain intellectual property rights used in the operation of the Assets and will also acquire, by operation of Swiss law, the employment contracts of certain employees of Seller in Switzerland who are functionally predominantly working with the Assets, subject to such employees being offered the right to remain employed by Seller after the closing of the Transaction (the “Closing”). The total consideration paid by the Company to Seller in connection with the Transaction was an aggregate amount in cash equal to $2,800,000.

At the Closing, the Company and Seller also entered into (i) a Transition Services Agreement requiring that Seller provide transition support for the Company’s operation of the Assets, with fees to be due and payable by the Company for performance of such support services, (ii) a Sublease Agreement related to the Company’s use of the premises at the Manufacturing Facility where the Assets are located (the “Sublease Agreement”), and (iii) a Technology License Agreement, pursuant to which Seller granted the Company a revocable, non-exclusive license to certain intellectual property rights of the Seller used in the operation of the Assets (the “Licensed IP”), subject to certain encumbrances on the Licensed IP in favor of Seller’s lender.

On April 20, 2023, the Company entered into a letter agreement (the “Letter Agreement”) with FL1 Holding GmbH, a German company (“FL1”) that is affiliated with BD 1 Investment Holding, LLC (“BD1”), an affiliate of the Company, BD1 and BD Vermögensverwaltung GmbH (“BD”), the parent entity of FL1 (collectively, the “Affiliates”), in connection with the prospective acquisition by FL1 of substantially all shares in Seller following the Closing, subject to the satisfaction of certain terms and conditions. Pursuant to the Letter Agreement, among other things, FL1 and one or more of the Affiliates agreed, on behalf of itself and its affiliates (i) to certain noncompetition and nonsolicitation obligations with respect to the Company and the Assets, including certain prospective customers of the products produced using the Assets, for a period of five (5) years from the Closing, subject to certain exceptions, (ii) to cause Seller to use certain of its intellectual property rights for limited internal purposes until such time as a joint collaboration agreement is entered into after the Closing among Seller, the Company and certain other affiliates of FL1 related to the licensing and use of such intellectual property, and otherwise not to dispose of or fail to maintain such intellectual property, (iii) to reimburse the Company for certain pre-Closing liabilities of Seller to the extent incurred by the Company following the closing of the Transaction; and (iv) to indemnify the Company for breaches of certain representations, warranties and covenants relating to the Assets.

Pursuant to the Letter Agreement, each of BD and BD1 have also agreed that (1) it and its affiliates will not offer to acquire or acquire, by merger, tender offer or otherwise, all or substantially all of the outstanding shares of capital stock of the Company not beneficially owned by BD and its affiliates, without the approval of a committee comprised of disinterested and independent members of the Company’s Board of Directors and the affirmative vote of a majority of the voting power of outstanding shares of the Company not beneficially owned by BD and its affiliates; (2) BD and its affiliates will not transfer any shares of the Company’s capital stock beneficially owned by them unless the transferee agrees in writing to be bound by the foregoing restriction; and (3) each of them will stand behind the obligations of FL1 pursuant to the Letter Agreement.

The Letter Agreement also grants the Company the option, but not the obligation, (i) to purchase certain intellectual property rights of Seller relating to thin-film photovoltaic manufacture and production for $2,000,000 following the release of certain liens on such intellectual property rights in favor of Seller’s lender, and (ii) for a period of 12 months following the Closing, to resell the Assets to FL1 for an aggregate amount equal to $5,000,000, with such transaction to close within 90 days following the exercise of the Company’s resale right.

On April 19, 2023, the Company entered a securities purchase agreement (“SPA”) with BD1 for a $5 million private placement (the “BD1 Private Placement”) of subordinated promissory notes (the “Notes”). The BD1 Private Placement will close in four tranches with the first tranche (for $2 million) scheduled to close by May 15, 2023. The fourth and final tranche is scheduled to close in mid-August 2023. The maturity date of all the Notes is September 30, 2026. The Notes will bear interest at 6% per annum and are (i) unsecured, (ii) not convertible, and (iii) are subordinated to the Company’s senior indebtedness. The Company has not received funding pursuant to this agreement.

Subsequent to March 31, 2023, Sabby and L1 converted approximately $3.1M principal into 12,153,013 shares of Common Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes to those financial statements appearing elsewhere in this Form 10-Q and our audited financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 which was filed with the SEC on March 10, 2023. This discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance. As a result of many factors, our actual results may differ materially from those anticipated in these forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. You should carefully read the “Risk Factors” section of this Quarterly Report and of our Annual Report on Form 10-K for the year ended December 31, 2022 to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Forward-Looking Statements.”

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

For the three months ended March 31, 2023, we generated $124,225 of total revenue. As of March 31, 2023, we had an accumulated deficit of $453,511,214.

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

In March, 2023, the Company redeployed its Thornton manufacturing facility to focus on industrial commercialization of the Company's patent-pending Perovskite solar technologies and has purchased manufacturing assets in Zurich, Switzerland where the Company plans to begin production of its PV modules.

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

Basis of Presentation: The accompanying unaudited condensed financial statements have been derived from the accounting records of Ascent Solar Technologies, Inc. as of March 31, 2023 and December 31, 2022, and the results of operations for the three months ended March 31, 2023 and 2022.

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

The Company’s significant accounting policies were described in Note 3 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Except for the adoption of ASU 2020-06, there have been no significant changes to our accounting policies as of March 31, 2023.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022	$ Change
Revenues
Products	$99,225	$54,210	$45,015
Milestone and engineering	25,000	512,000	(487,000)
Total Revenues	124,225	566,210	(441,985)

Costs and Expenses
Cost of Revenue	461,795	532,890	(71,095)
Research, development and manufacturing operations	1,665,694	1,406,322	259,372
Selling, general and administrative	1,591,821	821,266	770,555
Share-based compensation	1,404,450	-	1,404,450
Depreciation and amortization	25,781	16,665	9,116
Total Costs and Expenses	5,149,541	2,777,143	2,372,398
Loss From Operations	(5,025,316)	(2,210,933)	(2,814,383)

Other Income/(Expense)
Other income/(expense), net	10,000	-	10,000
Interest Expense	(1,068,036)	(2,086,314)	1,018,278
Total Other Income/(Expense)	(1,058,036)	(2,086,314)	1,028,278
Income/(Loss) on Equity Method Investments	-	(2)	2
Net (Loss)/Income	$(6,083,352)	$(4,297,249)	$(1,786,103)

Comparison of the Three Months Ended March 31, 2023 and 2022

Total Revenues. Our total revenues decreased by $441,985, or 78%, for the three months ended March 31, 2023 when compared to the same period in 2022. The decrease was primarily due to milestone and engineering revenue in 2022 from TubeSolar, a related party, of $512,000 that was not repeated in 2023.

Cost of revenue. Cost of revenues is primarily comprised of repair and maintenance, material costs, and direct labor and overhead expenses. Our Cost of revenues decreased by $71,095, or 13%, for the three months ended March 31, 2023 when compared to the same period in 2022. This is due primarily to the Company redeploying its Thornton manufacturing facility to focus on industrial commercialization of the Company's patent-pending Perovskite solar technologies resulting in lower cost of revenue.

Research, development and manufacturing operations. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. Research, development and manufacturing operations costs also include costs related to technology development. Research, development and manufacturing operations costs increased by $259,372, or 18%, for the three months ended March 31, 2023 when compared to the same period in 2022. This is due primarily to the Company redeploying the Thornton manufacturing facility as a Perovskite Center of Excellence and focusing on patent-pending Perovskite solar technologies.

Selling, general and administrative. Selling, general and administrative expenses increased by $770,555, or 94%, for the three months ended March 31, 2023 when compared to the same period in 2022. The increase in costs is due primarily to increased personnel compensation and administrative costs.

Share-based compensation. Share-based compensation expense increased by $1,404,450 or 100% for the three months ended March 31, 2023 when compared to the same period in 2022. The increase is due to the employment agreement between the Company and the CEO and CFO for restricted stock units.

Other Income/Expense. Other expense was $1,058,036 for the three months ended March 31, 2023, compared to other expense of $2,086,314 for the same period in 2022, a decline of $1,028,278. The decline is due primarily to a decrease in interest expense resulting from the convertible debt conversions and the accelerated recognition of debt discount in the prior year.

Net Loss. Our Net Loss increased by $1,786,103, or 42%, for the three months ended March 31, 2023 compared to the same period in 2022 due primarily to the items mentioned above.

Liquidity and Capital Resources

The Company has redeployed its Thornton facilities from a manufacturing facility to a research and development facility. Additionally, the Company purchased manufacturing equipment in Zurich, Switzerland where the Company plans to begin production. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented its product strategy. During the three months ended March 31, 2023 the Company used $4,937,627 in cash for operations.

Additionally, projected total revenues are not anticipated to result in a positive cash flow position for the year overall and, as of March 31, 2023, although the Company has working capital of $1,481,943, Management does not believe cash liquidity is sufficient for the next twelve months and will require additional financing.

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

Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These condensed financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Statements of Cash Flows Comparison of the Three Months Ended March 31, 2023 and 2022

For the three months ended March 31, 2023, our cash used in operations was $4,937,627 compared to $2,792,080 for the three months ended March 31, 2022, an increase of $2,145,547. This increase is due primarily to increased Company expenses and timing of when expenses have been paid. For the three months ended March 31, 2023, cash used in investing activities was $54,534 compared to $141,318 used in investing activities for the three months ended March 31, 2022. This change was primarily the result of a decrease purchase of equipment and contributions to Ascent Germany. During the three months ended March 31, 2023, net cash used in operations of $4,937,627 were primarily funded from 2022 financing agreements.

Off Balance Sheet Transactions

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

We hold no significant funds and have no significant future obligations denominated in foreign currencies as of March 31, 2023.

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

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our cash equivalents and investment portfolio. As of March 31, 2023, our cash equivalents consisted only of operating accounts held with financial institutions. From time to time, we may hold restricted funds, money market funds, investments in U.S. government securities and high-quality corporate securities. The primary objective of our investment activities is to preserve principal and provide liquidity on demand, while at the same time maximizing the income we receive from our investments without significantly increasing risk. The direct risk to us associated with fluctuating interest rates is limited to our investment portfolio, and we do not believe a change in interest rates will have a significant impact on our financial position, results of operations, or cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Our management conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of March 31, 2023. Based on this evaluation, our management concluded the design and operation of our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors disclosed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022. Except as set forth below, there have been no material changes to our risk factors from those included in our Annual Report on Form 10-K for the year ended December 31, 2022.

We may not be able to maintain our current listing for our common stock on the Nasdaq Capital Market. Our inability to maintain our current listing on Nasdaq may limit the liquidity of our stock, increase its volatility, and hinder our ability to raise capital. If our common stock is delisted by Nasdaq, our common stock may be eligible for quotation on an over-the-counter quotation system or on the pink sheets. Upon any such delisting, our common stock would become subject to the regulations of the SEC relating to the market for penny stocks. A penny stock is any equity security not traded on a national securities exchange that has a market price of less than $5.00 per share. The regulations applicable to penny stocks may severely affect the market liquidity for our common stock and could limit the ability of shareholders to sell securities in the secondary market. In such a case, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock, and there can be no assurance that our common stock will be eligible for trading or quotation on any alternative exchanges or markets.

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

Nasdaq Bid Price Notice

Our common stock was listed on Nasdaq on August 24, 2022. The Nasdaq listing rules require listed securities to maintain a minimum bid price of $1.00 per share. On March 23, 2023, the Company received a written notice from Nasdaq indicating that the Company was not in compliance with the $1.00 minimum bid price requirement. The notice did not result in the immediate delisting of the Company’s common stock from Nasdaq and the Company was provided 180 calendar days in which to regain compliance. If at any time during this 180 calendar day period the bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of ten consecutive business days, the Nasdaq staff (the “Staff”) will provide the Company with a written confirmation of compliance and the matter will be closed.

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

Nasdaq Stockholder Equity Requirement

Nasdaq Listing Rule 5550(b)(1) requires companies listed on Nasdaq to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing. In our quarterly report on Form 10-Q for the period ended March 31, 2023, the Company reported stockholders’ equity of $(2,180,440). The Company, therefore, may shortly receive a written notice from Nasdaq indicating that we are not in compliance with minimum stockholders’ equity requirement.

Typically, such a notice would have no immediate on the listing of the Company’s common stock. Nasdaq would typically provides the Company with 45 calendar days to submit a plan to regain compliance. If the plan is accepted, the Company would typically be granted up to 180 calendar days from notice date to evidence compliance. There can be no assurance that the Company would be able to regain compliance with all applicable continued listing requirements or that its plan would be accepted by the Nasdaq staff. In the event the plan would not be accepted by the Nasdaq staff, or in the event the plan would be accepted and the extension granted but the Company fails to regain compliance within the plan period, the Company would have the right to a hearing before an independent panel. The hearing request would stay any suspension or delisting action pending the conclusion of the hearing process and the expiration of any additional extension period granted by the panel following the hearing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended March 31, 2023.

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

10.8†	Seventh Amended and Restated 2005 Stock Option Plan (incorporated by reference to Annex B of our definitive proxy statement dated April 22, 2016)

10.9†	Seventh Amended and Restated 2008 Restricted Stock Plan Stock Option Plan Plan (incorporated by reference to Annex A of our definitive proxy statement dated April 22, 2016)

10.10+	Industrial Lease for 12300 Grant Street, Thornton, Colorado dated September 21, 2020 (incorporated by reference to Exhibit 10.50 to our Annual Report on Form 10-K filed January 29, 2021)

10.11+	Long-Term Supply and Joint Development Agreement dated September 15, 2021 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021)

10.12	Form of Common Stock Warrant Related to Securities Purchase Agreement dated August 8, 2022 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 8, 2022)

10.13	Common Stock Warrant dated August 19, 2022 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 19, 2022)

10.14†CTR	Employment Agreement between the Company and Jeffrey Max dated September 21, 2022 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 27, 2022)

10.15†	Employment Agreement between the Company and Paul Warley dated December 12, 2022 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 12, 2022)

10.16	Securities Purchase Contract, dated as of December 19, 2022 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 20, 2022)

10.17	Form of Security Agreement, dated as of December 19, 2022 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 20, 2022)

10.18	Form of Registered Advance Note 2022 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on December 20, 2022)

10.19	Form of Private Placement Advance Note (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on December 20, 2022)

10.20	Form of Warrant Note (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on December 20, 2022)

10.21	Waiver and Amendment Agreement, dated as of March 29, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 29, 2023)

10.22	Amendment to Waiver and Amendment Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 13, 2023)

10.23	Common Stock Securities Purchase Agreement dated April 14, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 20, 2023)

10.24	Asset Purchase Agreement, dated as of April 17, 2023 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on April 21, 2023)

10.25	Transition Services Agreement, dated as of April 17, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 21, 2023)

10.26	Sublease Agreement, dated as of April 17, 2023 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 21, 2023)

10.27	Technology License Agreement, dated as of April 17, 2023 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 21, 2023)

10.28	Letter Agreement, dated as of April 20, 2023 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on April 21, 2023)

10.29	Subordinated Debt Securities Purchase Agreement dated April 19, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 25, 2023)

10.30

Form of Subordinated Note under Subordinated Debt Securities Purchase Agreement dated April 19, 2023 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 25, 2023)

10.31†	CEO Employment Agreement between the Company and Paul Warley dated as of May 1, 2023

31.1*	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

CTR	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†	Denotes management contract or compensatory plan or arrangement.

+

Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

ASCENT SOLAR TECHNOLOGIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of May, 2023.

May 15, 2023	By:	/s/ PAUL WARLEY
Paul Warley Chief Executive Officer (Principal Executive Officer)

May 15, 2023	By:	/s/ JIN H. JO
Jin H. Jo Chief Financial Officer (Principal Financial and Accounting Officer)