Form 10-Q
period 2023-06-30
Ascent Solar Technologies, Inc.
filed 2023-08-09
CIK 1350102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 8, 2023, there were 68,937,658 shares of our common stock issued and outstanding.

ASCENT SOLAR TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2023

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

References to “we,” “us,” “our,” “Ascent,” “Ascent Solar” or the “Company” in this Quarterly Report mean Ascent Solar Technologies, Inc.

ASCENT SOLAR TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

CONDENSED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$905,621	$11,483,018
Trade receivables, net of allowance of $0 and $26,000, respectively	14,916	1,769
Inventories, net	678,288	615,283
Prepaid and other current assets	302,044	344,110
Total current assets	1,900,869	12,444,180

Property, Plant and Equipment:	26,431,542	22,590,169
Accumulated depreciation	(22,079,147)	(22,038,508)
Property, Plant and Equipment, net	4,352,395	551,661

Other Assets:
Operating lease right-of-use assets, net	3,929,876	4,324,514
Patents, net of accumulated amortization of $163,803 and $154,218 respectively	78,567	79,983
Equity method investment	67,685	61,379
Other non-current assets	1,332,471	1,214,985
	5,408,599	5,680,861
Total Assets	$11,661,863	$18,676,702
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$1,152,303	$595,157
Related party payables	15,193	67,164
Accrued expenses	783,276	888,869
Accrued payroll	491,895	927,264
Accrued professional services fees	784,551	952,573
Accrued interest	672,969	559,060
Current portion of operating lease liability	765,378	733,572
Conversions payable (Note 11)	500,370	-
Current portion of convertible notes, net	5,606,467	-
Other payable	250,000	250,000
Total current liabilities	11,022,402	4,973,659
Long-Term Liabilities:
Non-current operating lease liabilities	3,411,364	3,827,878
Non-current convertible notes, net	-	5,268,399
Accrued warranty liability	21,225	21,225
Total liabilities	14,454,991	14,091,161
Commitments and contingencies (Note 16)
Stockholders’ Equity (Deficit):
Series A preferred stock, $.0001 par value; 750,000 shares authorized; 48,100 and 48,100 shares issued and outstanding, respectively ($874,485 and $850,301 Liquidation Preference, respectively)	5	5
Common stock, $0.0001 par value, 500,000,000 authorized; 55,937,658 and 34,000,812 shares issued and outstanding, respectively	5,566	3,400
Additional paid in capital	466,294,127	452,135,653
Accumulated deficit	(469,078,672)	(447,537,493)
Accumulated other comprehensive loss	(14,154)	(16,024)
Total stockholders’ equity (deficit)	(2,793,128)	4,585,541
Total Liabilities and Stockholders’ Equity (Deficit)	$11,661,863	$18,676,702

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Products	$86,385	$627,571	$185,610	$681,781
Milestone and engineering	14,916	10,000	39,916	522,000
Total Revenues	101,301	637,571	225,526	1,203,781
Costs and Expenses
Costs of revenue	666,269	576,994	1,128,064	1,109,885
Research, development and manufacturing operations	822,321	1,453,273	2,488,016	2,859,595
Selling, general and administrative	1,178,832	871,881	2,770,652	1,693,145
Share-based compensation	560,861	-	1,965,311	-
Depreciation and amortization	24,443	17,838	50,224	34,503
Total Costs and Expenses	3,252,726	2,919,986	8,402,267	5,697,128
Loss from Operations	(3,151,425)	(2,282,415)	(8,176,741)	(4,493,347)
Other Income/(Expense)
Other income/(expense), net	-	2,000	10,000	2,000
Interest expense	(761,877)	(32,370)	(1,829,913)	(2,118,685)
Total Other Income/(Expense)	(761,877)	(30,370)	(1,819,913)	(2,116,685)
Income/(Loss) on Equity Method Investments	(170)	-	(170)	(2)
Net Income/(Loss)	$(3,913,472)	$(2,312,785)	$(9,996,824)	$(6,610,034)
Net Income/(Loss) Per Share (Basic and Diluted)	$(0.33)	$(0.08)	$(0.53)	$(0.25)
Weighted Average Common Shares Outstanding (Basic)	46,887,774	30,587,415	41,208,236	26,154,266
Weighted Average Common Shares Outstanding (Diluted)	46,887,774	30,587,415	41,208,236	26,154,266
Other Comprehensive Income/(Loss)
Foreign currency translation gain/(loss)	(4,836)	(6,256)	1,870	(13,353)
Net Comprehensive Income/(Loss)	$(3,918,308)	$(2,319,041)	$(9,994,954)	$(6,623,387)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

For the Three and Six Months Ended June 30, 2023

	Series A Preferred Stock		Series 1B Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Other Accumulated Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance at January 1, 2023	48,100	$5	-	$-	34,000,812	$3,400	$452,135,653	$(447,537,493)	$(16,024)	$4,585,541
Impact of adopting ASU 2020-06	-	-	-	-	-	-	(3,795,874)	109,631	-	(3,686,243)
Balance at January 1, 2023, as adjusted	48,100	$5	-	$-	34,000,812	$3,400	$448,339,779	$(447,427,862)	$(16,024)	$899,298
Conversion of L1 Note into Common Stock	-	-	-	-	1,440,090	144	508,596	-	-	508,740
Conversion of Sabby Note into Common Stock	-	-	-	-	2,051,052	205	1,083,513	-	-	1,083,718
Share-based compensation	-	-	-	-	-	-	1,404,450	-	-	1,404,450
Net Loss	-	-	-	-	-	-	-	(6,083,352)	-	(6,083,352)
Foreign Currency Translation Loss	-	-	-	-	-	-	-	-	6,706	6,706
Balance at March 31, 2023	48,100	$5	-	$-	37,491,954	$3,749	$451,336,338	$(453,511,214)	$(9,318)	$(2,180,440)
Conversion of L1 Note into Common Stock	-	-	-	-	7,585,704	759	731,319	-	-	732,078
Conversion of Sabby Note into Common Stock	-	-	-	-	10,575,000	1,058	1,038,873	-	-	1,039,931
Share-based compensation	-	-	-	-	-	-	560,861	-	-	560,861
Proceeds from issurance of Series 1B Preferred Stock	-	-	900	-	-	-	900,000	-	-	900,000
Preferred Stock issuance cost							(20,000)			(20,000)
Common stock issued for services	-	-	-	-	285,000	-	92,750	-	-	92,750
Down round deemed dividend	-	-	-	-	-	-	11,653,986	(11,653,986)	-	-
Net Loss	-	-	-	-	-	-	-	(3,913,472)	-	(3,913,472)
Foreign Currency Translation Loss	-	-	-	-	-	-	-	-	(4,836)	(4,836)
Balance at June 30, 2023	48,100	$5	900	$-	55,937,658	$5,566	$466,294,127	$(469,078,672)	$(14,154)	$(2,793,128)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

For the Three and Six Months Ended June 30, 2022

	Series A Preferred Stock		Series 1A Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Other Accumulated Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance at January 1, 2022	48,100	$5	3,700	$-	4,786,804	$479	$424,948,698	$(427,782,788)		$(2,833,606)
Conversion of TubeSolar Series 1A Preferred Stock into Common Stock	-	-	(2,400)	-	4,800,000	480	(480)	-	-	-
Conversion of Crowdex Series 1A Preferred Stock into Common Stock	-	-	(1,300)	-	2,600,000	260	(260)	-	-	-
Conversion of BD1 Note into Common Stock	-	-	-	-	15,800,000	1,580	7,898,420	-	-	7,900,000
Conversion of Nanyang Note into Common Stock	-	-	-	-	1,200,000	120	599,880	-	-	600,000
Conversion of Fleur Note into Common Stock	-	-	-	-	1,400,000	140	699,860	-	-	700,000
Net Loss	-	-	-	-	-	-	-	(4,297,249)	-	(4,297,249)
Foreign Currency Translation Loss	-	-	-	-	-	-	-	-	(7,097)	(7,097)
Balance at March 31, 2022	48,100	$5	-	$-	30,586,804	$3,059	$434,146,118	$(432,080,037)	$(7,097)	$2,062,048
Net Loss	-	-	-	-	-	-	-	(2,312,785)	-	(2,312,785)
Foreign Currency Translation Loss	-	-	-	-	-	-	-	-	(6,256)	(6,256)
Balance at June 30, 2022	48,100	$5	-	$-	30,586,804	$3,059	$434,146,118	$(434,392,822)	$(13,353)	$(256,993)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	June 30,
	2023	2022
Operating Activities:
Net income/(loss)	$(9,996,824)	$(6,610,034)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	50,224	34,503
Share-based compensation	1,965,311	—
Operating lease asset amortization	394,638	340,114
Amortization of debt discount	1,542,085	2,086,301
Loss on equity method investment	170	2
Inventory reserve expense	83,357	—
Changes in operating assets and liabilities:
Accounts receivable	(13,147)	(786,824)
Inventories	(146,362)	(85,934)
Prepaid expenses and other current assets	17,330	(559,774)
Accounts payable	557,146	185,596
Related party payable	(51,971)	7,127
Operating lease liabilities	(384,708)	(322,729)
Accrued interest	113,909	30,383
Accrued expenses	(708,984)	305,585
Net cash used in operating activities	(6,577,826)	(5,375,684)
Investing Activities:
Contributions to equity method investment	—	(83,559)
Payments on purchase of assets	(3,841,373)	(66,053)
Patent activity costs	(8,169)	(7,192)
Net cash used in investing activities	(3,849,542)	(156,804)
Financing Activities:
Proceeds from issuance of Series 1B Preferred Stock	880,000	—
Payment of convertible notes	(1,025,423)	—
Net cash used in financing activities	(145,423)	—
Effect of foreign exchange rate on cash	(4,606)
Net change in cash and cash equivalents	(10,577,397)	(5,532,488)
Cash and cash equivalents at beginning of period	11,483,018	5,961,760
Cash and cash equivalents at end of period	$905,621	$429,272
Non-Cash Transactions:
Right-of-use assets acquired through operating lease liabilities	$—	$21,045
Purchase of equipment not yet paid at end of period	$—	$213,922
Non-cash conversions of convertible notes to equity	$3,364,467	$9,200,000
Series 1A preferred stock conversion	$—	$740
Down round deemed dividend	$11,653,986	$—
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$173,600	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION

Ascent Solar Technologies, Inc. (the “Company") is focusing on integrating its photovoltaic ("PV") products into scalable and high value markets such as agrivoltaics, aerospace, satellites, near earth orbiting vehicles, and fixed wing unmanned aerial vehicles (“UAV”). The value proposition of Ascent’s proprietary solar technology not only aligns with the needs of customers in these industries, but also overcomes many of the obstacles other solar technologies face in these unique markets. Ascent has the capability to design and develop finished products for end users in these areas as well as collaborate with strategic partners to design and develop custom integrated solutions for products like fixed-wing UAVs. Ascent sees significant overlap of the needs of end users across these industries and can achieve economies of scale in sourcing, development, and production in commericializing products for these customers.

Effective March 13, 2023, the Company redeployed its Thornton manufacturing facility as a Perovskite Center of Excellence and dedicated the facility to the industrial commercialization of the Company's patent-pending Perovskite solar technologies. On April 18, 2023, the Company completed its acquisition of the manufacturing assets of Flisom AG ("Flisom"), a Zurich based thin-film solar manufacturer. The Company will continue to be headquartered in Thornton, CO.

NOTE 2. BASIS OF PRESENTATION

The accompanying, unaudited, condensed financial statements have been derived from the accounting records of the Company as of June 30, 2023, and December 31, 2022, and the results of operations for the three and six months ended June 30, 2023, and 2022.

The accompanying, unaudited, condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and footnotes typically found in U.S. GAAP audited annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. The Condensed Balance Sheet at December 31, 2022, has been derived from the audited financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. These condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were described in Note 3 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Except for the adoption of FASB ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”) as disclosed below, there have been no significant changes to our accounting policies as of June 30, 2023.

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

During the three months ended June 30, 2023 and 2022, the Company recognized product revenue of $86,385 and $627,571, respectively. During the six months ended June 30, 2023 and 2022, the Company recognized product revenue of $185,610 and $681,781, respectively.

Milestone and engineering revenue. Each milestone and engineering arrangement is a separate performance obligation. The transaction price is estimated using the most likely amount method and revenue is recognized as the performance obligation is satisfied through achieving manufacturing, cost, or engineering targets. During the three months ended June 30, 2023 and 2022, the Company recognized total milestone and engineering revenue of $14,916 and $10,000, respectively. During the six months ended June 30, 2023 and 2022, the Company recognized total milestone and engineering revenue of $39,916 and $522,000, respectively. $512,000 of the $522,000 earned in the prior period was earned from TubeSolar AG (“TubeSolar”), a related party.

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

No government contract revenue was recognized during the three and six months ended June 30, 2023 and 2022.

Accounts Receivable. As of June 30, 2023 and December 31, 2022, the Company had an accounts receivable, net balance of $14,916 and $1,769, respectively. As of June 30, 2023 and December 31, 2022, the Company had an allowance for doubtful accounts of $0 and $26,000, respectively.

Deferred revenue for the six months ended June 30, 2023 was as follows:

Balance as of January 1, 2023	$13,000
Additions	29,350
Recognized as revenue	(29,350)
Balance as of June 30, 2023	$13,000

Earnings per Share: Earnings per share (“EPS”) are the amount of earnings attributable to each share of common stock. Basic EPS has been computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Income available to common stockholders has been computed by deducting dividends accumulated for the period on cumulative preferred stock (whether or not earned) and deemed dividends due to down round financings from net income. For the three and six months ended June 30, 2023, income available to common stockholders was adjusted for deemed dividends due to down round financings of $11,653,986 (Note 11). Diluted earnings per share has been computed by dividing income available to common stockholders adjusted on an if-converted basis for the period by the weighted average number of common shares and potentially dilutive common share outstanding (which consist of warrants, options, restricted stock units and convertible securities using the if-converted or treasury stock method to the extent they are dilutive). Approximately 55.3 million and 2.4 million shares of dilutive shares were excluded from the three months period ended June 30, 2023 and 2022, respectively, EPS calculation as their impact is antidilutive. Approximately 56.0 million and 2.4 million shares of dilutive shares were excluded from the six months period ended June 30, 2023 and 2022, respectively, EPS calculation as their impact is antidilutive.

Net loss attributable to common shareholders for the three and six months ended June 30, 2023 was as follows:

	Three months ended	Six months ended
	June 30, 2023	June 30, 2023
Net Loss	$(3,913,472)	$(9,996,824)
Down round deemed dividend	(11,653,986)	(11,653,986)
Net Loss attributable to common shareholders	(15,567,458)	(21,650,810)
Earnings Per Share (Basic and Diluted)	(0.33)	(0.53)

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

The cumulative effect of the changes made to the Company’s January 1, 2023, condensed balance sheet for the adoption of ASU 2020-06 is as follows:

	Balance at December 31, 2022	Adjustments Due to Adoption	Balance at January 1, 2023
Liabilities
Non-current convertible notes, net	$5,268,399	$3,686,243	$8,954,642
Shareholders' equity
Additional paid in capital	452,135,653	(3,795,874)	448,339,779
Accumulated deficit	(447,537,493)	109,631	(447,427,862)

The impact due to the change in accounting principle on net income and earnings per share for the three and six months ended June 30, 2023 is as follows:

	Post ASU 2020-06	Pre ASU 2020-06	Difference
Three months ended June 30, 2023
Net Loss	$(3,913,472)	$(6,687,795)	$2,774,323
Net Loss attributable to common shareholders	(15,567,458)	(18,341,781)	2,774,323
Earnings Per Share (Basic and Diluted)	(0.33)	(0.39)	(0.06)

Six months ended June 30, 2023
Net Loss	$(9,996,824)	$(14,971,111)	$4,974,287
Net Loss attributable to common shareholders	(21,650,810)	(26,625,097)	4,974,287
Earnings Per Share (Basic and Diluted)	(0.53)	(0.65)	(0.12)

Other new pronouncements issued but not effective as of June 30, 2023 are not expected to have a material impact on the Company’s condensed financial statements.

NOTE 4. LIQUIDITY, CONTINUED OPERATIONS, AND GOING CONCERN

During the year ended December 31, 2022, the Company entered into multiple financing agreements to fund operations. Further discussion of these transactions can be found in Notes 12 and 15 in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

In March 2023, the Company redeployed its Thornton manufacturing facility to focus on industrial commercialization of the Company's patent-pending Perovskite solar technologies. Additionally, while the Company purchased manufacturing assets in Zurich, Switzerland in April 2023 with plans to commence manufacturing using this equipment, Management continues to evaluate its manufacturing options. Management does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until the Company is able to achieve large scale production capacities. During the six months ended June 30, 2023 the Company used $6,577,826 in cash for operations.

Additionally, projected revenues may not result in a positive cash flow position for the next twelve months. The Company also has a working capital deficit of $9,121,533 as of June 30, 2023. Management does not believe cash liquidity is sufficient for the next twelve months and will require additional financing.

The Company continues to look for ways to expand its production of PV films at industrial scale, and to secure long-term contracts for the sale of such output. The Company continues activities related to securing additional financing through strategic investors, but there is no assurance the Company will be able to raise additional capital on acceptable terms or at all. If the Company's revenues do not increase rapidly, and/or additional financing is not obtained, the Company will be required to significantly curtail operations to reduce costs and/or sell assets. Such actions would likely have an adverse impact on the Company's future operations.

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

NOTE 5. ASSET ACQUISITION

On April 17, 2023, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Flisom (the “Seller”), pursuant to which, among other things, the Company purchased certain assets relating to thin-film photovoltaic manufacturing and production from the Seller (collectively, the “Assets”), including (i) certain manufacturing equipment located at Seller’s Niederhasli, Switzerland facility (the “Manufacturing Facility”) and (ii) related inventory and raw materials at the Manufacturing Facility (collectively, the “Transaction”). In connection with the Transaction, the Company also acquired, by operation of Swiss law, the employment contracts of certain employees of Seller in Switzerland who are functionally predominantly working with the Assets, subject to such employees being offered the right to remain employed by Seller after the closing of the Transaction. The total consideration paid by the Company to Seller in connection with the Transaction was an aggregate amount in cash equal to $2,800,000.

At the Closing, the Company and Seller also entered into (i) a Transition Services Agreement requiring the Seller to provide transition support for the Company’s operation of the Assets, with fees to be paid by the Company for performing defined support services, (ii) a Sublease Agreement allowing the Company’s to use the Manufacturing Facility where the Assets are located, and (iii) a Technology License Agreement, pursuant to which Seller granted the Company a revocable, non-exclusive license to certain intellectual property rights of the Seller used in the operation of the Assets (the “Licensed IP”), subject to certain encumbrances on the Licensed IP in favor of Seller’s lender. The Company will also receive proceeds from fulfilling a supply agreement obligation for one of the Seller’s customers.

The total purchase price, including transaction costs of $1,283,926, was allocated as follows:

Asset Price Allocation
Inventory
Raw Material	$130,030
Finished Goods	62,427
Other Assets	98,746
Fixed Assets
Manufacturing machinery and equipment	3,682,621
Furniture, fixtures, computer hardware and computer software	110,102

In addition to the Asset Purchase Agreement, on April 20, 2023, the Company entered into a letter agreement (the “Letter Agreement”) with FL1 Holding GmbH, a German company (“FL1”) that is affiliated with BD 1 Investment Holding, LLC (“BD1”), an affiliate of the Company, BD1 and BD Vermögensverwaltung GmbH (“BD”), the parent entity of FL1 (collectively, the “Affiliates”), in connection with the prospective acquisition by FL1 of substantially all shares in Seller following the Closing, subject to the satisfaction of certain terms and conditions. The Letter Agreement, among other things, granted the Company the option, but not the obligation, (i) to purchase certain intellectual property rights of Seller relating to thin-film photovoltaic manufacture and production for $2,000,000 following the release of certain liens on such intellectual property rights in favor of Seller’s lender, and (ii) for a period of 12 months following the Closing, to resell the Assets to the Affiliates for an aggregate amount equal to $5,000,000, with such transaction to close within 90 days following the exercise of the Company’s resale right. On June 16, 2023, the Company exercised its option to resell the Assets to the Affiliates.

NOTE 6. RELATED PARTY TRANSACTIONS

On September 15, 2021, the Company entered into a Long-Term Supply and Joint Development Agreement (“JDA”) with TubeSolar. Under the terms of the JDA, the Company will produce, and TubeSolar will purchase, thin-film photovoltaic (“PV”) foils (“PV Foils”) for use in TubeSolar’s solar modules for agricultural photovoltaic (“APV”) applications that require solar foils for its production. Additionally, the Company will receive (i) up to $4 million of non-recurring engineering (“NRE”) fees, (ii) up to $13.5 million of payments upon achievement of certain agreed upon production and cost structure milestones and (iii) product revenues from sales of PV Foils to TubeSolar. The JDA has no fixed term, and may only be terminated by either party for breach. No revenue was recognized under the JDA during the three and six months ended June 30, 2023. $512,000 of NRE revenue were recognized under the JDA during the six months ended June 30, 2022. In June, 2023, TubeSolar filed an application for the opening of insolvency proceedings with the competent insolvency court due to insolvency.

The Company and TubeSolar have also jointly established Ascent Solar Technologies Germany GmbH (“Ascent Germany”), in which TubeSolar holds 30% of the entity. Ascent Germany was established to operate a PV manufacturing facility in Germany that will produce and deliver PV Foils exclusively to TubeSolar. The parties expect to jointly develop next generation tooling for use in manufacturing PV Foils at the JV facility. The Company accounts for this investment as an equity method investment as it does not have control of this entity, but does have significant influence over the activities that most significantly impact the entity’s operations and financial performance. The Company contributed $0 and $83,559 to Ascent Germany during the six months ended June 30, 2023 and 2022, respectively. The Company currently cannot quantify its maximum exposure in this entity.

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

The following table summarizes property, plant and equipment as of June 30, 2023 and December 31, 2022:

	As of June 30,	As of December 31,
	2023	2022
Furniture, fixtures, computer hardware and computer software	$592,336	$482,235
Manufacturing machinery and equipment	25,492,755	21,739,504
Leasehold improvements	103,951	87,957
Manufacturing machinery and equipment, in progress	242,500	280,473
Depreciable property, plant and equipment	26,431,542	22,590,169
Less: Accumulated depreciation and amortization	(22,079,147)	(22,038,508)
Net property, plant and equipment	$4,352,395	$551,661

Depreciation expense for the three months ended June 30, 2023 and 2022 was $19,650 and $13,046, respectively. Depreciation expense for the six months ended June 30, 2023 and 2022 was $40,639 and $24,919, respectively. Depreciation expense is recorded under “Depreciation and amortization expense” in the unaudited Condensed Statements of Operations.

NOTE 8. OPERATING LEASE

The Company’s lease is primarily comprised of approximately 100,000 rentable square feet for its manufacturing and operations. This lease is classified and accounted for as an operating lease. The building lease term is for 88 months commencing on September 21, 2020 at a rent of $50,000 per month including taxes, insurance and common area maintenance until December 31, 2020. Beginning January 1, 2021, the rent adjusted to $80,000 per month on a triple net basis and shall increase at an annual rate of 3% per annum until December 31, 2027.

As of June 30, 2023 and December 31, 2022, assets and liabilities related to the Company’s leases were as follows:

	As of June 30,	As of December 31,
	2023	2022
Operating lease right-of-use assets, net	$3,929,876	$4,324,514
Current portion of operating lease liability	765,378	733,572
Non-current portion of operating lease liability	3,411,364	3,827,878

During the three months ended June 30, 2023 and 2022, the Company recorded operating lease expense included in selling, general and administrative expenses of $271,542 and $258,392, respectively. During the six months ended June 30, 2023 and 2022, the Company recorded operating lease expense included in selling, general and administrative expenses of $533,910 and $516,785, respectively.

Future maturities of the operating lease liability are as follows:

Remainder of 2023	$509,232
2024	1,049,018
2025	1,080,488
2026	1,112,903
2027	1,146,290
Total lease payments	4,897,931
Less amounts representing interest	(721,189)
Present value of lease liability	$4,176,742

The remaining weighted average lease term and discount rate of the operating leases is 54 months and 7.0%, respectively.

NOTE 9. INVENTORIES

Inventories, net of reserves, consisted of the following at June 30, 2023 and December 31, 2022:

	As of June 30,	As of December 31,
	2023	2022
Raw materials	$598,160	$577,799
Work in process	17,701	37,351
Finished goods	62,427	133
Total	$678,288	$615,283

NOTE 10. OTHER PAYABLE

On June 30, 2017, the Company entered into an agreement with a vendor (“Vendor”) to convert the balance of their account into a note payable in the amount of $250,000. The note bears interest of 5% per annum and matured on February 28, 2018. As of June 30, 2023, the Company had not made any payments on this note, the accrued interest was $75,034, and the note is due upon demand. This note is recorded as Other payable in the Condensed Balance Sheets.

NOTE 11. CONVERTIBLE NOTES

The following table provides a summary of the activity of the Company's secured, convertible, promissory notes:

	Principal Balance 12/31/2022	Notes converted	Principal Balance 6/30/2023	Less: Discount Balance	Net Principal Balance 6/30/2023
Sabby Volatility Warrant Master Fund, LTD	$7,392,899	$(4,431,207)	$2,961,692	$(782,138)	$2,179,554
L1 Capital Global Opportunities Master Fund, Ltd	7,500,000	(2,843,333)	4,656,667	(1,229,754)	3,426,913
	$14,892,899	$(7,274,540)	$7,618,359	$(2,011,892)	$5,606,467

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
$2,000,000

On May 22, 2023, the Investors and the Company agreed to defer for 90 days each of the two prepayments of $666,667 that were scheduled for May 18, 2023 and June 19, 2023. Accordingly, (i) the May 18, 2023 payment is deferred until August 16, 2023, and (ii) the June 19, 2023 payment is delayed until September 17, 2023.

On May 25, 2023, the Company and each of the Investors entered into a Waiver and Amendment Agreement (the “Second Amendment”) relating to the Securities Purchase Contract and the Advance Notes. Pursuant to the Second Amendment, the Company and each of the Investors agreed to amend the Advance Notes to provide that if the Company receives a Notice of Conversion at a time that the Conversion Price (or, as applicable, the Alternative Conversion Price) then in effect Price, without regard to the Floor Price (the “Applicable Conversion Price”), is less than the Floor Price then in effect, the Company shall issue a number of shares equal to the Conversion Amount divided by such Floor Price and, at its election (x) pay the economic difference between the Applicable Conversion Price and such Floor Price (the “Outstanding Conversion Amount”) in cash at such time or (y) pay the Outstanding Conversion Amount following the consummation of a reverse stock split by the Company (1) in cash or (2) by issuing to the Holder a number of shares of Common Stock with an aggregate value equal to the Outstanding Conversion Amount, with the value per share of Common Stock for purposes of such calculation equal to (i) if such shares are issued on or prior to August 23, 2023, the daily VWAP of the Common Stock on the Trading Day following the date of the consummation of such reverse stock split or (ii) if such shares are issued after August 23, 2023, 90% of the daily VWAP of the Common Stock on the Trading Day following the date of the consummation of such reverse stock split. As of June 30, 2023, the Company had $500,370 in Outstanding Conversion Amounts recorded as Conversions Payable on the Condensed Balance Sheets.

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

1.
The fixed conversion price of the remaining principal outstanding on the Advance Notes was lowered to $0.3661 per share of Common Stock;
2.
The exercise price of the outstanding Warrants was lowered to $0.3661 per share of Common Stock; and
3.
The number of shares that the Warrants are exercisable for increased from 2,513,406 to 26,980,840 shares of Common Stock.

On June 29, 2023 the Company entered a securities purchase agreement (“Series 1B SPA”) with accredited investors (the "Accredited Investors") for the private placement of $900,000 for 900 shares of the Company’s newly designated Series 1B

Convertible Preferred Stock (“Series 1B Preferred Stock”) (Note 13). Shares of the Series 1B Preferred Stock are convertible at the option of the holder into common stock at an initial conversion price of equal to $0.14 per share.

The terms of the Series 1B SPA triggered certain further adjustments to the Advance Notes and the Warrants in accordance with the existing terms of the outstanding Advance Notes and the outstanding Warrants. Following these further adjustments in June 2023:

1.
The fixed conversion price of the remaining principal outstanding on the Advance Notes was lowered to $0.1268 per share of Common Stock;
2.
The exercise price of the outstanding Warrants was lowered to $0.1268 per share of Common Stock; and
3.
The number of shares that the Warrants are exercisable for increased from 26,980,840 to 77,899,728 shares of Common Stock.

Pursuant to ASC 260, Earnings per Share, the Company recorded a deemed dividend for the down round adjustments of $11,653,986 which reduced income available to common shareholders in the Company's earnings per share calculations.

During the six months ended June 30, 2023, the Company settled $7.3 million of principal as follows:

Debt Settlement
Equity issued for convertible debt	$3,364,467
Conversions payable	500,370
Cash repayments	1,025,423
Accelerated discount recognized in APIC	2,384,280
Principal settled during the six months ended June 30, 2023	$7,274,540

During the three and six months ended June 30, 2023, the Company had interest expense of $746,578 and $1,799,506, respectively, of which, $640,438 and $1,542,097 for the three and six months ended June 30, 2023, respectively, was due to accretion of discount on the Advanced Notes. Interest payable was $105,647 as of June 30, 2023.

NOTE 12. SERIES A PREFERRED STOCK

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

The Series A Preferred Stock may be converted into shares of common stock at the option of the Company if the closing price of the common stock exceeds $1,160,000, adjusted for reverse stock splits, for twenty consecutive trading days, or by the holder at any time. The Company has the right to redeem the Series A Preferred Stock at a price of $8.00 per share, plus any accrued and unpaid dividends, plus the make-whole amount (if applicable). At June 30, 2023, the preferred shares were not eligible for conversion to common shares at the option of the Company. The holder of the preferred shares may convert to common shares at any time. After making adjustment for the Company’s prior reverse stock splits, all 48,100 outstanding Series A preferred shares are convertible into less than one common share. Upon any conversion (whether at the option of the Company or the holder), the holder is entitled to receive any accrued but unpaid dividends.

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

As of June 30, 2023, there were 48,100 shares of Series A Preferred Stock outstanding and accrued and unpaid dividends of $489,685.

NOTE 13. SERIES 1B PREFERRED STOCK

On June 29, 2023, the Company entered into the Series 1B SPA with Accredited Investors for the private placement of 900 shares of Series 1B Preferred Stock for $900,000 gross proceeds.

The Series 1B Preferred Stock ranks senior to the common stock with respect to dividends and rights upon liquidation. Holders of the Series 1B Preferred Stock do not have voting rights and are not entitled to any fixed rate of dividends; however, if the Company pays a dividend or otherwise makes a distribution or distributions payable on shares of common stock, then the Company will make a dividend or distribution to the holders of the Series 1B Preferred Stock in such amounts as each share of Series 1B Preferred Stock would have been entitled to receive if such share of Series 1B Preferred Stock was converted into shares of common stock at the time of payment of the stock dividend or distribution.

There is no scheduled or mandatory redemption for the Series 1B Preferred Stock and there is no redemption for the Series 1B Preferred Stock exercisable (i) at the option of the Investor, or (ii) at the option of the Company.

Upon our liquidation, dissolution or winding up, holders of Series 1B Preferred Stock will be entitled to be paid out of our assets, prior to the holders of our common stock, an amount equal to $1,000 per share plus any accrued but unpaid dividends (if any) thereon.

Shares of the Series 1B Preferred Stock are convertible at the option of the holder into common stock at an initial conversion price of equal to $0.14 per share. The conversion price for the Series 1B Preferred Stock is subject to adjustment on the earliest of the date that (a) a resale registration statement relating to the shares of common stock underlying the Series 1B Preferred Stock has been declared effective by the SEC, (b) all of such underlying shares of common stock have been sold pursuant to SEC Rule 144 or may be sold pursuant to SEC Rule 144 without volume or manner-of-sale restrictions, (c) the one year anniversary of the closing provided that a holder of such underlying shares is not an affiliate of the Company or (d) all of such underlying shares may be sold pursuant to an exemption from registration under Section 4(a)(1) of the Securities Act without volume or manner-of-sale restrictions (such earliest date, the “Reset Date”).

On the Reset Date, the conversion price shall be equal to the lower of (i) $0.14 and (ii) 90% of the lowest VWAP for the Company’s common stock out of the 10 trading days commencing 5 trading days immediately prior to the Reset Date, provided that the conversion price may not be adjusted to less than $0.05 per share.

Holders of the Series 1B Preferred Stock (together with its affiliates) may not convert any portion of such Investor’s Series 1B Preferred Stock to the extent that the holder would beneficially own more than 4.99% of the Company’s outstanding shares of common stock after conversion, except that upon at least 61 days’ prior notice from the holders to the Company, the holder may increase the maximum amount of its beneficial ownership of outstanding shares of the Company’s Common Stock after converting the holder’s Series 1B Preferred Stock up to 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the conversion, as such percentage ownership is determined in accordance with the terms of the Series 1B Preferred Stock.

NOTE 14. STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

At June 30, 2023, the Company had 500 million shares of common stock, $0.0001 par value, authorized for issuance. Each share of common stock has the right to one vote. As of June 30, 2023, the Company had 55,937,658 shares of common stock outstanding. The Company has not declared or paid any dividends related to the common stock during the three or six months ended June 30, 2023 and 2022.

During the six months ended June 30, 2023, $7.3 million of convertible debt principal was converted into 21,651,846 shares of common stock and 285,000 shares of common stock was issued for vendor services.

Preferred Stock

At June 30, 2023, the Company had 25 million shares of preferred stock, $0.0001 par value, authorized for issuance. Preferred stock may be issued in classes or series. Designations, powers, preferences, rights, qualifications, limitations and restrictions are determined by the Company’s Board of Directors.

The following table summarizes the designations, shares authorized, and shares outstanding for the Company’s Preferred Stock:

Preferred Stock Series Designation	Shares Authorized	Shares Outstanding
Series A	750,000	48,100
Series 1A	5,000	—
Series B-1	2,000	—
Series B-2	1,000	—
Series 1B	900	900
Series C	1,000	—
Series D	3,000	—
Series D-1	2,500	—
Series E	2,800	—
Series F	7,000	—
Series G	2,000	—
Series H	2,500	—
Series I	1,000	—
Series J	1,350	—
Series J-1	1,000	—
Series K	20,000	—

Warrants

As of June 30, 2023, there are 79,314,823 outstanding warrants with exercise prices between $0.1268 and $5.30 per share.

Series A Preferred Stock

Refer to Note 12 for information on Series A Preferred Stock.

Series 1B Preferred Stock

Refer to Note 13 for information on Series 1B Preferred Stock.

Series 1A, B-1, B-2, C, D, D-1, E, F, G, H, I, J, J-1, and K Preferred Stock

There were no transactions involving the Series 1A, B-1, B-2, C, D, D-1, E, F, G, H, I, J, J-1, or K during the three and six months ended June 30, 2023.

NOTE 15. SHARE-BASED COMPENSATION

In 2022, the Company granted restricted stock units to its Chief Executive Officer and Chief Financial Officer. On April 26, 2023, the Company terminated its employment contract with the Company's then Chief Executive Officer resulting in the forfeiture of 2,277,848 restricted stock units. The remaining non-vested shares of 466,666 units as of June 30, 2023 are expected to vest in the future. Total unrecognized share-based compensation expense from the remaining unvested restricted stock as of June 30, 2023 was approximately $1,390,667 and is expected to be recognized over 30 months. The Company recognized share-based compensation expense related to restricted stock grants of $560,861 and $1,965,311 for the three and six months ended June 30, 2023. The following table summarizes non-vested restricted stock and the related activity as of June 30, 2023:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2023	3,152,033	4.95
Vested	407,519	4.82
Forfeited	2,277,848	5.37
Non-vested at June 30, 2023	466,666	2.98

NOTE 16. COMMITMENTS AND CONTINGENCIES

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

NOTE 17. SUBSEQUENT EVENTS

Subsequent to June 30, 2023, Sabby and L1 converted approximately $2.6 million principal for 12.6 million shares of Common Stock.

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

For the six months ended June 30, 2023, we generated $225,526 of total revenue. As of June 30, 2023, we had an accumulated deficit of $469,078,672.

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

In March, 2023, the Company redeployed its Thornton manufacturing facility to focus on industrial commercialization of the Company's patent-pending Perovskite solar technologies. Additionally, while the Company purchased manufacturing assets in Zurich, Switzerland in April 2023 with plans to commence manufacturing using this equipment, Management continues to evaluate its manufacturing options.

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
•
General economic and business conditions, and in particular, conditions specific to the solar power industry; and
•
The impact of the COVID-19 pandemic on our business, results of operations, cash flows, financial condition and liquidity.

Basis of Presentation: The accompanying unaudited condensed financial statements have been derived from the accounting records of Ascent Solar Technologies, Inc. as of June 30, 2023 and December 31, 2022, and the results of operations for the three and six months ended June 30, 2023 and 2022.

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

The Company’s significant accounting policies were described in Note 3 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Except for the adoption of ASU 2020-06, there have been no significant changes to our accounting policies as of June 30, 2023.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,
	2023	2022	$ Change
Revenues
Products	$86,385	$627,571	$(541,186)
Milestone and engineering	14,916	10,000	4,916
Total Revenues	101,301	637,571	(536,270)

Costs and Expenses
Cost of Revenue	666,269	576,994	89,275
Research, development and manufacturing operations	822,321	1,453,273	(630,952)
Selling, general and administrative	1,178,832	871,881	306,951
Share-based compensation	560,861	-	560,861
Depreciation and amortization	24,443	17,838	6,605
Total Costs and Expenses	3,252,726	2,919,986	332,740
Loss From Operations	(3,151,425)	(2,282,415)	(869,010)

Other Income/(Expense)
Other income/(expense), net	-	2,000	(2,000)
Interest Expense	(761,877)	(32,370)	(729,507)
Total Other Income/(Expense)	(761,877)	(30,370)	(731,507)
Income/(Loss) on Equity Method Investments	(170)	-	(170)
Net (Loss)/Income	$(3,913,472)	$(2,312,785)	$(1,600,687)

Total Revenues. Our total revenues decreased by $536,270, or 84%, for the three months ended June 30, 2023 when compared to the same period in 2022. This is primarily due to a large customer order in the prior period that was not repeated in the current period, partially offset by product revenue earned from fulfilling a supply agreement obligation under the Asset Purchase Agreement.

Cost of revenue. Cost of revenues is primarily comprised of repair and maintenance, material costs, and direct labor and overhead expenses. Our Cost of revenues increased by $89,275, or 15%, for the three months ended June 30, 2023 when compared to the same period in 2022. This is primarily due to expenses from our asset acquisition of Flisom's manufacturing equipment and employee contracts, partially offset by redeploying the Company's manufacturing facilities as a perovskite research facility.

Research, development and manufacturing operations. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. It also includes costs related to technology development. Research, development and manufacturing operations costs decreased by $630,952, or 43%, for the three months ended June 30, 2023 when compared to the same period in 2022. This is primarily due to a decrease in manufacturing operations cost, as the Company redeployed its Thornton manufacturing facility as a perovskite research facility.

Selling, general and administrative. Selling, general and administrative expenses increased by $306,951, or 35%, for the three months ended June 30, 2023 when compared to the same period in 2022. The increase in costs is due primarily to increased professional services and other administrative expenses.

Share-based compensation. Share-based compensation expense increased by $560,861 or 100% for the three months ended June 30, 2023 when compared to the same period in 2022. The increase is due to the employment agreement between the Company and the CEO and CFO for restricted stock units in September and December of 2022, respectively.

Other Income/Expense. Other expense was $761,877 for the three months ended June 30, 2023, compared to other expense of $30,370 for the same period in 2022, an increase of $731,507. The increase is due primarily to an increase in interest expense resulting from the accretion of debt discount and interest expense on the convertible debt.

Net Loss. Our Net Loss increased by $1,600,687, or 69%, for the three months ended June 30, 2023 compared to the same period in 2022 due primarily to the items mentioned above.

Comparison of the Six Months Ended June 30, 2023 and 2022

	Six Months Ended June 30,
	2023	2022	$ Change
Revenues
Product Revenue	$185,610	$681,781	$(496,171)
Milestone and engineering	39,916	522,000	(482,084)
Total Revenues	225,526	1,203,781	(978,255)

Costs and Expenses
Cost of Revenue	1,128,064	1,109,885	18,179
Research, development and manufacturing operations	2,488,016	2,859,595	(371,579)
Selling, general and administrative	2,770,652	1,693,145	1,077,507
Share-based compensation	1,965,311	-	1,965,311
Depreciation and amortization	50,224	34,503	15,721
Total Costs and Expenses	8,402,267	5,697,128	2,705,139
Loss From Operations	(8,176,741)	(4,493,347)	(3,683,394)

Other Income/(Expense)
Other Income/(Expense), net	10,000	2,000	8,000
Interest Expense	(1,829,913)	(2,118,685)	288,772
Total Other Income/(Expense)	(1,819,913)	(2,116,685)	296,772
Income/(Loss) on Equity Method Investments	(170)	(2)	(168)
Net (Loss)/Income	$(9,996,824)	$(6,610,034)	$(3,386,790)

Total Revenues. Our total revenues decreased by $978,255, or 81%, for the six months ended June 30, 2023 when compared to the same period in 2022. This is primarily due to a large customer order in the prior period that was not repeated in the current period, partially offset by product revenue earned from fulfilling a supply agreement obligation under the Asset Purchase Agreement. Additionally, the Company recognized $512,000 in engineering revenue from TubeSolar in the prior period which was not repeated in the current period.

Cost of revenue. Cost of revenues is primarily comprised of repair and maintenance, material costs, and direct labor and overhead expenses. Our Cost of revenues increased by $18,179, or 2%, for the six months ended June 30, 2023 when compared to the same period in 2022. The slight increase is primarily due to expenses from our asset acquisition of Flisom's manufacturing equipment and employee contracts, partially offset by redeploying the Company's manufacturing facilities as a perovskite research facility.

Research, development and manufacturing operations. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. Research, development and manufacturing operations costs also include costs related to technology development. Research, development and manufacturing operations costs decreased by $371,579, or 13%, for the six months ended June 30, 2023 when compared to the same period in 2022. This is primarily due to a decrease in manufacturing operations cost, as the Company redeployed its Thornton manufacturing facility as a perovskite research facility.

Selling, general and administrative. Selling, general and administrative expenses increased by $1,077,507, or 64% for the six months ended June 30, 2023 when compared to the same period in 2022. The increase in costs is due primarily to increased personnel costs, professional services and other administrative expenses.

Share-based compensation. Share-based compensation expense increased by $1,965,311 or 100% for the six months ended June 30, 2023 when compared to the same period in 2022. The increase is due to the employment agreement between the Company and the CEO and CFO for restricted stock units in September and December of 2022, respectively.

Other Income/Expense. Other expense was $1,819,913 for the six months ended June 30, 2023, compared to other expense of $2,116,685 for the same period in 2022, a decrease of $296,772. The decline is due primarily to the Company recording accelerating debt discount as interest expense in the prior year. With the adoption of ASU 2020-06, the accelerated debt discount is now recorded in stockholders' equity.

Net Loss. Our Net Loss increased by $3,386,790, or 51%, for the six months ended June 30, 2023 compared to the same period in 2022 due primarily to the items mentioned above.

Liquidity and Capital Resources

The Company has redeployed its Thornton facilities from a manufacturing facility to a research and development facility. Additionally, while the Company purchased manufacturing assets in Zurich, Switzerland in April 2023 with plans to commence manufacturing in Switzerland, Management continues to evaluate its manufacturing options. Management does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until the Company is able to achieve large-scale production capacities. During the six months ended June 30, 2023 the Company used $6,577,826 in cash for operations.

Additionally, projected total revenues are not anticipated to result in a positive cash flow position for the year overall and, as of June 30, 2023, the Company has working capital deficit of $9,121,533. As such, cash liquidity would not be sufficient for the next twelve months and will require additional financing.

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

Statements of Cash Flows Comparison of the Six Months Ended June 30, 2023 and 2022

For the six months ended June 30, 2023, our cash used in operations was $6,577,826 compared to $5,375,684 for the six months ended June 30, 2022, an increase of $1,202,142. This increase is due primarily to increased Company expenses and decreased revenue. For the six months ended June 30, 2023, cash used in investing activities was $3,849,542 compared to $156,804 used in investing activities for the six months ended June 30, 2022. This change was primarily the result of the asset acquisition in Zurich, Switzerland. During the six months ended June 30, 2023, net cash used in operations of $6,577,826 were primarily funded from 2022 financing agreements.

Off Balance Sheet Transactions

As of June 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Smaller Reporting Company Status

We are a “smaller reporting company” meaning that the market value of our stock held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. As a smaller reporting company, we may rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

We hold no significant funds and have no significant future obligations denominated in foreign currencies as of June 30, 2023.

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

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our cash equivalents and investment portfolio. As of June 30, 2023, our cash equivalents consisted only of operating accounts held with financial institutions. From time to time, we may hold restricted funds, money market funds, investments in U.S. government securities and high-quality corporate securities. The primary objective of our investment activities is to preserve principal and provide liquidity on demand, while at the same time maximizing the income we receive from our investments without significantly increasing risk. The direct risk to us associated with fluctuating interest rates is limited to our investment portfolio, and we do not believe a change in interest rates will have a significant impact on our financial position, results of operations, or cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Our management conducted an evaluation required by

Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of June 30, 2023. Based on this evaluation, our management concluded the design and operation of our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the six months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may not be able to maintain our current listing for our common stock on the Nasdaq Capital Market. Failure to maintain the listing of our common stock on Nasdaq could adversely affect the liquidity of our common stock.

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

On March 23, 2023 the Company received a written notice (the “Notice”) from the Listing Qualifications Department of Nasdaq indicating that the Company was not in compliance with the $1.00 Minimum Bid Price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market (the “Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided 180 calendar days to regain compliance with the Bid Price Requirement.

On July 28, 2023, the Company received notice (the “Second Notice”) that Nasdaq had determined that the Company’s common stock had a closing bid price of $0.10 or less for ten consecutive trading days triggering application of Listing Rule 5810(c)(3)(A)(iii) which states in part: if during any compliance period specified in Rule 5810(c)(3)(A), a company’s security has a closing bid price of $0.10 or less for ten consecutive trading days, the Listing Qualifications Department shall issue a Staff Delisting Determination under Rule 5810 with respect to that security (the “Low Priced Stocks Rule”). As a result, the Nasdaq staff determined to delist the Company’s common stock from Nasdaq, unless the Company timely requests an appeal of the staff’s determination to a Hearings Panel (the “Panel”), pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series.

In addition, Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Rule”) requires companies listed on Nasdaq to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing. On May 25, 2023, we received a letter from Nasdaq indicating that we were not in compliance with the Stockholders’ Equity Rule.

The Company has requested a hearing before the Panel to appeal the Second Notice and to address all outstanding matters, including compliance with the Bid Price Requirement, the Low Priced Stocks Rule and the Stockholders’ Equity Rule. While the appeal process is pending, the suspension of trading of the Company’s common stock, will be stayed and the common stock will continue to trade on The Nasdaq Capital Market until the hearing process concludes and the Panel issues a written decision.

The Company expects that its hearings will occur in early October 2023. There can be no assurance that a favorable decision will be obtained from the Panel.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the six months ended June 30, 2023.

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

3.17	Form of Series 1B Preferred Stock Certificate of Designation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 30, 2023)

3.18	Amendment to the Series 1B Preferred Stock Certificate of Designation dated July 25, 2023 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on July 31, 2023)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form SB-2/A filed on June 6, 2006 (Reg. No. 333-131216))

4.2	Certificate of Designations of Series A Preferred Stock (filed as Exhibit 4.2 to our Registration Statement on Form S-3 filed July 1, 2013 (Reg. No. 333-189739))

4.3	Description of Securities (incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K filed May 13, 2021)

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

10.8†	Seventh Amended and Restated 2005 Stock Option Plan (incorporated by reference to Annex B of our definitive proxy statement dated April 22, 2016)

10.9†	Seventh Amended and Restated 2008 Restricted Stock Plan Stock Option Plan Plan (incorporated by reference to Annex A of our definitive proxy statement dated April 22, 2016)

10.10+	Industrial Lease for 12300 Grant Street, Thornton, Colorado dated September 21, 2020 (incorporated by reference to Exhibit 10.50 to our Annual Report on Form 10-K filed January 29, 2021)

10.11+	Long-Term Supply and Joint Development Agreement dated September 15, 2021 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021)

10.12	Form of Common Stock Warrant Related to Securities Purchase Agreement dated August 8, 2022 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 8, 2022)

10.13	Common Stock Warrant dated August 19, 2022 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 19, 2022)

10.14†CTR	Employment Agreement between the Company and Jeffrey Max dated September 21, 2022 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 27, 2022)

10.15†	Employment Agreement between the Company and Paul Warley dated December 12, 2022 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 12, 2022)

10.16	Securities Purchase Contract, dated as of December 19, 2022 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 20, 2022)

10.17	Form of Security Agreement, dated as of December 19, 2022 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 20, 2022)

10.18	Form of Registered Advance Note 2022 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on December 20, 2022)

10.19	Form of Private Placement Advance Note (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on December 20, 2022)

10.20	Form of Warrant Note (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on December 20, 2022)

10.21	Waiver and Amendment Agreement, dated as of March 29, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 29, 2023)

10.22	Amendment to Waiver and Amendment Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 13, 2023)

10.23	Common Stock Securities Purchase Agreement dated April 14, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 20, 2023)

10.24	Asset Purchase Agreement, dated as of April 17, 2023 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on April 21, 2023)

10.25	Transition Services Agreement, dated as of April 17, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 21, 2023)

10.26	Sublease Agreement, dated as of April 17, 2023 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 21, 2023)

10.27	Technology License Agreement, dated as of April 17, 2023 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 21, 2023)

10.28	Letter Agreement, dated as of April 20, 2023 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on April 21, 2023)

10.29†	CEO Employment Agreement between the Company and Paul Warley dated as of May 1, 2023

10.30	Waiver and Amendment Agreement, dated as of May 25, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 26, 2023)

10.31	Form of Series 1B Preferred Stock Purchase Agreement dated June 29, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 30, 2023)

31.1*	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

CTR	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†	Denotes management contract or compensatory plan or arrangement.

+

Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

ASCENT SOLAR TECHNOLOGIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of August, 2023.

August 8, 2023	By:	/s/ PAUL WARLEY
Paul Warley Chief Executive Officer (Principal Executive Officer)

August 8, 2023	By:	/s/ JIN JO
Jin Jo Chief Financial Officer (Principal Financial and Accounting Officer)