Form 10-Q
period 2023-09-30
Ascent Solar Technologies, Inc.
filed 2023-11-14
CIK 1350102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 14, 2023, there were 3,406,723 shares of our common stock issued and outstanding.

ASCENT SOLAR TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2023

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

References to “we,” “us,” “our,” “Ascent,” “Ascent Solar” or the “Company” in this Quarterly Report mean Ascent Solar Technologies, Inc.

ASCENT SOLAR TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

CONDENSED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$2,249,764	$11,483,018
Trade receivables, net of allowance of $0 and $26,000, respectively	-	1,769
Inventories, net	636,019	615,283
Prepaid and other current assets	258,691	344,110
Total current assets	3,144,474	12,444,180

Property, Plant and Equipment:	24,182,295	22,590,169
Accumulated depreciation	(20,125,328)	(22,038,508)
Property, Plant and Equipment, net	4,056,967	551,661

Other Assets:
Operating lease right-of-use assets, net	2,476,958	4,324,514
Patents, net of accumulated amortization of $168,595 and $154,218 respectively	84,925	79,983
Equity method investment	65,779	61,379
Other non-current assets	1,327,543	1,214,985
	3,955,205	5,680,861
Total Assets	$11,156,646	$18,676,702
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$1,300,814	$595,157
Related party payables	27,885	67,164
Accrued expenses	984,568	888,869
Accrued payroll	585,774	927,264
Accrued professional services fees	791,679	952,573
Accrued interest	668,495	559,060
Current portion of operating lease liability	471,497	733,572
Conversions payable (Note 11)	6,470,540	-
Current portion of convertible notes, net	319,541	-
Other payable	250,000	250,000
Total current liabilities	11,870,793	4,973,659
Long-Term Liabilities:
Non-current operating lease liabilities	2,171,440	3,827,878
Non-current convertible notes, net	-	5,268,399
Accrued warranty liability	21,225	21,225
Total liabilities	14,063,458	14,091,161
Commitments and contingencies (Note 16)
Stockholders’ Equity (Deficit):
Series A preferred stock, $.0001 par value; 750,000 shares authorized; 48,100 and 48,100 shares issued and outstanding, respectively ($886,777 and $850,301 Liquidation Preference, respectively)	5	5
Common stock, $0.0001 par value, 500,000,000 authorized; 549,199 and 259,323 shares issued and outstanding, respectively	55	26
Additional paid in capital	468,075,287	452,139,027
Accumulated deficit	(470,987,945)	(447,537,493)
Accumulated other comprehensive loss	5,786	(16,024)
Total stockholders’ equity (deficit)	(2,906,812)	4,585,541
Total Liabilities and Stockholders’ Equity (Deficit)	$11,156,646	$18,676,702

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Products	$209,496	$6,344	$395,106	$688,125
Milestone and engineering	20,458	-	60,374	522,000
Total Revenues	229,954	6,344	455,480	1,210,125
Costs and Expenses
Costs of revenue	692,752	409,819	1,820,816	1,519,703
Research, development and manufacturing operations	344,942	1,540,170	2,832,956	4,399,765
Selling, general and administrative	1,407,493	1,890,218	4,178,146	3,583,366
Share-based compensation	139,067	3,796,151	2,104,378	3,796,151
Depreciation and amortization	23,723	20,497	73,947	54,998
Total Costs and Expenses	2,607,977	7,656,855	11,010,243	13,353,983
Loss from Operations	(2,378,023)	(7,650,511)	(10,554,763)	(12,143,858)
Other Income/(Expense)
Other income/(expense), net	756,859	20,000	766,859	22,000
Interest expense	(288,109)	(252,571)	(2,118,023)	(2,371,256)
Total Other Income/(Expense)	468,750	(232,571)	(1,351,164)	(2,349,256)
Income/(Loss) on Equity Method Investments	-	(27,484)	(170)	(27,486)
Net Income/(Loss)	(1,909,273)	(7,910,566)	(11,906,097)	(14,520,600)
Net Income/(Loss) Per Share (Basic and Diluted)	$(4.04)	$(47.71)	$(66.40)	$(101.70)
Weighted Average Common Shares Outstanding (Basic)	473,159	165,795	354,830	14,277
Weighted Average Common Shares Outstanding (Diluted)	473,159	165,795	354,830	14,277
Other Comprehensive Income/(Loss)
Foreign currency translation gain/(loss)	19,940	(2,671)	21,810	(16,024)
Net Comprehensive Income/(Loss)	$(1,889,333)	$(7,913,237)	$(11,884,287)	$(14,536,624)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

For the Three and Nine Months Ended September 30, 2023

	Series A Preferred Stock		Series 1B Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Other Accumulated Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance at January 1, 2023	48,100	$5	-	$-	259,323	$26	$452,139,027	$(447,537,493)	$(16,024)	$4,585,541
Impact of adopting ASU 2020-06	-	-	-	-	-	-	(3,795,874)	109,631	-	(3,686,243)
Balance at January 1, 2023, as adjusted	48,100	$5	-	$-	259,323	$26	$448,343,153	$(447,427,862)	$(16,024)	$899,298
Conversion of L1 Note into Common Stock	-	-	-	-	45,129	5	1,240,813	-	-	1,240,818
Conversion of Sabby Note into Common Stock	-	-	-	-	63,030	6	2,123,643	-	-	2,123,649
Share-based compensation	-	-	-	-	-	-	1,965,311	-	-	1,965,311
Common stock issued for services	-	-	-	-	1,425	-	92,750	-	-	92,750
Proceeds from issurance of Series 1B Preferred Stock	-	-	900	-	-	-	900,000	-	-	900,000
Preferred Stock issuance cost							(20,000)			(20,000)
Down round deemed dividend	-	-	-	-	-	-	11,653,986	(11,653,986)	-	-
Net Loss	-	-	-	-	-	-	-	(9,996,824)	-	(9,996,824)
Foreign Currency Translation Gain/(Loss)	-	-	-	-	-	-	-	-	1,870	1,870
Balance at June 30, 2023	48,100	$5	900	$-	368,907	$37	$466,299,656	$(469,078,672)	$(14,154)	$(2,793,128)
Conversion of L1 Note into Common Stock	-	-	-	-	106,250	11	(603,668)	-	-	(603,657)
Conversion of Sabby Note into Common Stock	-	-	-	-	74,042	7	151,942	-	-	151,949
Prepayment of Common Stock purchase	-	-	-	-	-	-	2,088,290	-	-	2,088,290
Share-based compensation	-	-	-	-	-	-	139,067	-	-	139,067
Net Loss	-	-	-	-	-	-	-	(1,909,273)	-	(1,909,273)
Foreign Currency Translation Gain/(Loss)	-	-	-	-	-	-	-	-	19,940	19,940
Balance at September 30, 2023	48,100	$5	900	$-	549,199	$55	$468,075,287	$(470,987,945)	$5,786	$(2,906,812)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

For the Three and Nine Months Ended September 30, 2022

	Series A Preferred Stock		Series 1A Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Other Accumulated Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance at January 1, 2022	48,100	$5	3,700	$-	113,256	$12	$424,949,165	$(427,782,788)	$-	$(2,833,606)
Conversion of TubeSolar Series 1A Preferred Stock into Common Stock	-	-	(2,400)	-	24,000	2	(2)	-	-	-
Conversion of Crowdex Series 1A Preferred Stock into Common Stock	-	-	(1,300)	-	13,000	1	(1)	-	-	-
Conversion of BD1 Note into Common Stock	-	-	-	-	79,000	8	7,899,992	-	-	7,900,000
Conversion of Nanyang Note into Common Stock	-	-	-	-	6,000	1	599,999	-	-	600,000
Conversion of Fleur Note into Common Stock	-	-	-	-	7,000	1	699,999	-	-	700,000
Net Loss	-	-	-	-	-	-	-	(6,610,034)	-	(6,610,034)
Foreign Currency Translation Gain/(Loss)	-	-	-	-	-	-	-	-	(13,353)	(13,353)
Balance at June 30, 2022	48,100	$5	-	$-	242,256	$25	$434,149,152	$(434,392,822)	$(13,353)	$(256,993)
Conversion of Nanyang Note into Common Stock	-	-	-	-	9,000	1	899,999	-	-	900,000
Conversion of Fleur Note into Common Stock	-	-	-	-	3,000	-	300,000	-	-	300,000
Proceeds from private placement:	-	-	-	-	-		-	-	-	-
Common stock (8/19 @$540)	-	-	-	-	4,717	-	2,551,405	-	-	2,551,405
Warrants (8/19 @ $346)	-	-	-	-	-	-	2,448,595	-	-	2,448,595
Private placement costs	-	-	-	-	-	-	(119,617)	-	-	(119,617)
Share-based compensation	-	-	-	-	-	-	3,796,150	-	-	3,796,150
Net Loss	-	-	-	-	-	-	-	(7,910,566)	-	(7,910,566)
Foreign Currency Translation Gain/(Loss)	-	-	-	-	-	-	-	-	(2,671)	(2,671)
Balance at September 30, 2022	48,100	$5	-	$-	258,973	$26	$444,025,684	$(442,303,388)	$(16,024)	$1,706,303

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended
	September 30,
	2023	2022
Operating Activities:
Net income/(loss)	$(11,906,097)	$(14,520,600)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	73,947	54,998
Share-based compensation	2,104,378	3,796,150
Services paid in common stock	92,750	—
Gain on lease modification	(84,678)	—
Loss on disposal of assets	77,210	—
Operating lease asset amortization	555,240	515,803
Amortization of debt discount	1,773,621	2,323,153
Inventory reserve expense	111,028	—
Loss on equity method investment	170	27,486
Changes in operating assets and liabilities:
Accounts receivable	1,769	(62,750)
Inventories	(131,764)	(92,213)
Prepaid expenses and other current assets	(27,139)	(746,922)
Accounts payable	705,657	74,889
Related party payable	(39,279)	(2,334)
Operating lease liabilities	(541,519)	(486,848)
Accrued interest	109,435	45,825
Accrued expenses	(204,127)	1,147,577
Net cash used in operating activities	(7,329,398)	(7,925,786)
Investing Activities:
Contributions to equity method investment	—	(83,559)
Payments on purchase of assets	(3,844,644)	(94,140)
Patent activity costs	(19,319)	(8,004)
Net cash used in investing activities	(3,863,963)	(185,703)
Financing Activities:
Proceeds from issuance of Series 1B Preferred Stock	880,000	—
Proceeds from issuance of bridge loan	—	1,000,000
Proceeds from issuance of stock and warrants	—	4,000,000
Prepayment of Equity Offering	2,088,290	—
Payment of convertible notes	(1,025,423)	—
Net cash provided by financing activities	1,942,867	5,000,000
Effect of foreign exchange rate on cash	17,240	—
Net change in cash and cash equivalents	(9,233,254)	(3,111,489)
Cash and cash equivalents at beginning of period	11,483,018	5,961,760
Cash and cash equivalents at end of period	$2,249,764	$2,850,271
Non-Cash Transactions:
Conversion of bridge loan into common stock and warrants	$—	$1,000,000
Right-of-use assets acquired through operating lease liabilities	$—	$21,045
Purchase and return of equipment purchased on credit	$(202,556)	$202,556
Non-cash conversions of convertible notes to equity	$2,912,759	$10,400,000
Series 1A preferred stock conversion	$—	$740
Down round deemed dividend	$11,653,986	$—
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$233,436	$—

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

On March 13, 2023, the Company redeployed its Thornton manufacturing facility as a Perovskite Center of Excellence and dedicated the facility to the industrial commercialization of the Company's patent-pending Perovskite solar technologies. On April 18, 2023, the Company completed its acquisition of the manufacturing assets of Flisom AG ("Flisom"), a Zurich based thin-film solar manufacturer and on June 16, 2023, exercised a put option to sell the assets (see Note 5). The Company is planning to restart production at its Thornton facility.

On September 11, 2023, the Company effected a reverse stock split of the Company’s common stock at a ratio of one-for-two hundred (the “Reverse Stock Split”). The Company’s common stock began trading on a split-adjusted basis on September 12, 2023. Stockholders also received one whole share of common stock in lieu of a fractional share and no fractional shares were issued. All shares and per share amounts in the unaudited condensed financial statements and accompanying notes have been retroactively adjusted to give effect to the Reverse Stock Split.

NOTE 2. BASIS OF PRESENTATION

The accompanying, unaudited, condensed financial statements have been derived from the accounting records of the Company as of September 30, 2023, and December 31, 2022, and the results of operations for the three and nine months ended September 30, 2023, and 2022.

The accompanying, unaudited, condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and footnotes typically found in U.S. GAAP audited annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. The Condensed Balance Sheet at December 31, 2022, has been derived from the audited financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. These unaudited condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were described in Note 3 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Except for the adoption of FASB ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”) as disclosed below, there have been no significant changes to our accounting policies as of September 30, 2023.

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

During the three months ended September 30, 2023 and 2022, the Company recognized product revenue of $209,496 and $6,344, respectively. During the nine months ended September 30, 2023 and 2022, the Company recognized product revenue of $395,106 and $688,125, respectively. For the three and nine months ended September 30, 2023, one customer comprised 100% and 75% of total product revenue, respectively.

Milestone and engineering revenue. Each milestone and engineering arrangement is a separate performance obligation. The transaction price is estimated using the most likely amount method and revenue is recognized as the performance obligation is satisfied through achieving manufacturing, cost, or engineering targets. During the three months ended September 30, 2023 and 2022, the Company recognized total milestone and engineering revenue of $20,458 and $–, respectively. During the nine months ended September 30, 2023 and 2022, the Company recognized total milestone and engineering revenue of $60,374 and $522,000, respectively. $512,000 of the $522,000 earned in the nine months ended September 30, 2022 was earned from TubeSolar AG (“TubeSolar”), a related party.

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

No government contract revenue was recognized during the three and nine months ended September 30, 2023 and 2022.

Accounts Receivable. As of September 30, 2023 and December 31, 2022, the Company had an accounts receivable, net balance of $– and $1,769, respectively. As of September 30, 2023 and December 31, 2022, the Company had an allowance for doubtful accounts of $– and $26,000, respectively.

Deferred revenue for the nine months ended September 30, 2023 was as follows:

Balance as of January 1, 2023	$13,000
Additions	29,350
Recognized as revenue	(42,350)
Balance as of September 30, 2023	$-

Earnings per Share: Earnings per share (“EPS”) are the amount of earnings attributable to each share of common stock. Basic EPS has been computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Income available to common stockholders has been computed by deducting dividends accumulated for the period on cumulative preferred stock (whether or not earned) and deemed dividends due to down round financings from net income. For the nine months ended September 30, 2023, income available to common stockholders was adjusted for deemed dividends due to down round financings of $11,653,986 (Note 11). Diluted earnings per share has been computed by dividing income available to common stockholders adjusted on an if-converted basis for the period by the weighted average number of common shares and potentially dilutive common share outstanding (which consist of warrants, options, restricted stock units and convertible securities using the if-converted or treasury stock method to the extent they are dilutive). Approximately 1,144 thousand and 381 shares of dilutive shares were excluded from the three months period ended September 30, 2023 and 2022, respectively, EPS calculation as their impact is antidilutive. Approximately 537 thousand and 58 shares of dilutive shares were excluded from the nine months period ended September 30, 2023 and 2022, respectively, EPS calculation as their impact is antidilutive.

Net loss attributable to common shareholders for the three and nine months ended September 30, 2023 was as follows:

	Three months ended	Nine months ended
	September 30, 2023	September 30, 2023
Net Loss	$(1,909,273)	$(11,906,097)
Down round deemed dividend	-	(11,653,986)
Net Loss attributable to common shareholders	(1,909,273)	(23,560,083)
Earnings Per Share (Basic and Diluted)	(4.04)	(66.40)

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

The cumulative effect of the changes made to the Company’s January 1, 2023, unaudited condensed balance sheet for the adoption of ASU 2020-06 is as follows:

	Balance at December 31, 2022	Adjustments Due to Adoption	Balance at January 1, 2023
Liabilities
Non-current convertible notes, net	$5,268,399	$3,686,243	$8,954,642
Shareholders' equity
Additional paid in capital	452,135,653	(3,795,874)	448,339,779
Accumulated deficit	(447,537,493)	109,631	(447,427,862)

The impact due to the change in accounting principle on net income and earnings per share for the three and nine months ended September 30, 2023 is as follows:

	Post ASU 2020-06	Pre ASU 2020-06	Difference
Three months ended September 30, 2023
Net Loss	$(1,909,273)	$(5,668,147)	$3,758,874
Net Loss attributable to common shareholders	(1,909,273)	(5,668,147)	3,758,874
Earnings Per Share (Basic and Diluted)	(4.04)	(11.98)	(7.94)

Nine months ended September 30, 2023
Net Loss	$(11,906,097)	$(20,553,708)	$8,647,611
Net Loss attributable to common shareholders	(23,560,083)	(32,207,694)	8,647,611
Earnings Per Share (Basic and Diluted)	(66.40)	(90.77)	(24.37)

Other new pronouncements issued but not effective as of September 30, 2023 are not expected to have a material impact on the Company’s unaudited condensed financial statements.

NOTE 4. LIQUIDITY, CONTINUED OPERATIONS, AND GOING CONCERN

During the year ended December 31, 2022, the Company entered into multiple financing agreements to fund operations. Further discussion of these transactions can be found in Notes 12 and 15 in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

In March 2023, the Company redeployed its Thornton manufacturing facility to focus on industrial commercialization of the Company's patent-pending Perovskite solar technologies. In April 2023, the Company purchased manufacturing assets in Zurich, Switzerland with plans to commence manufacturing using this equipment; however, in June 2023, Management exercised its put option to sell the this equipment (see Note 5) and is planning to restart production at its Thornton facility. Management does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until the Company is able to achieve large scale production capacities. During the nine months ended September 30, 2023 the Company used $7,329,398 in cash for operations.

Additionally, projected revenues may not result in a positive cash flow position for the next twelve months. The Company had a working capital deficit of $8,726,319 as of September 30, 2023. Management does not believe cash liquidity is sufficient for the next twelve months and will require additional financing.

The Company continues to look for ways to produce its PV films at industrial scale and to secure long-term contracts for the sale of such output. The Company continues activities related to securing additional financing through strategic investors, but there is no assurance the Company will be able to raise additional capital on acceptable terms or at all. If the Company's revenues do not increase rapidly, and/or additional financing is not obtained, the Company will be required to significantly curtail operations to reduce costs and/or sell assets. Such actions would likely have an adverse impact on the Company's future operations.

As a result of the Company’s recurring losses from operations and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises doubt as to the Company’s ability to continue as a going concern.

Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These unaudited condensed financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

In addition to the Asset Purchase Agreement, on April 20, 2023, the Company entered into a letter agreement (the “Letter Agreement”) with FL1 Holding GmbH, a German company (“FL1”) that is affiliated with BD 1 Investment Holding, LLC (“BD1”), an affiliate of the Company, BD1 and BD Vermögensverwaltung GmbH (“BD”), the parent entity of FL1 (collectively, the “Affiliates”), in connection with the prospective acquisition by FL1 of substantially all shares in Seller following the Closing, subject to the satisfaction of certain terms and conditions. The Letter Agreement, among other things, granted the Company the option, but not the obligation, (i) to purchase certain intellectual property rights of Seller relating to thin-film photovoltaic manufacture and production for $2,000,000 following the release of certain liens on such intellectual property rights in favor of Seller’s lender, and (ii) for a period of 12 months following the Closing, to resell the Assets to the Affiliates for an aggregate amount equal to $5,000,000, with such transaction to close within 90 days following the exercise of the Company’s resale right. On June 16, 2023, the Company exercised its option to resell the Assets to the Affiliates. The Company has not received payment on this option and Management continues to discuss with the Affiliates the Company's options and rights to resolve this matter.

In September, 2023, Flisom filed for bankruptcy in Switzerland. These proceeding are in the initial phase in which the bankruptcy office will need to determine if the proceedings can be carried out with a creditors' meeting, without a creditors' meeting, or will be discontinued due to lack of Flisom assets to pay for these proceedings. The Company's purchased Assets are currently located in the Manufacturing Facility.

Management has retained legal counsel who have been in discussions with the bankruptcy office and the Manufacturing Facility landlord. While it is too early to predict the outcome of this matter or whether an adverse result would have a material adverse impact on our operations or financial position, Management continues to assess its options.

As of September 30, 2023, the Company's the book value of the Assets was approximately $4,070 thousand and the Company had a payable to Flisom of approximately $750 thousand.

NOTE 6. RELATED PARTY TRANSACTIONS

On September 15, 2021, the Company entered into a Long-Term Supply and Joint Development Agreement (“JDA”) with TubeSolar. Under the terms of the JDA, the Company will produce, and TubeSolar will purchase, thin-film photovoltaic (“PV”) foils (“PV Foils”) for use in TubeSolar’s solar modules for agricultural photovoltaic (“APV”) applications that require solar foils for its production. Additionally, the Company will receive (i) up to $4 million of non-recurring engineering (“NRE”) fees, (ii) up to $13.5 million of payments upon achievement of certain agreed upon production and cost structure milestones and (iii) product revenues from sales of PV Foils to TubeSolar. The JDA has no fixed term, and may only be terminated by either party for breach. No revenue was recognized under the JDA during the three and nine months ended September 30, 2023. $512,000 of NRE revenue were recognized under the JDA during the nine months ended September 30, 2022. In June, 2023, TubeSolar filed an application for the opening of insolvency proceedings with the competent insolvency court due to insolvency.

The Company and TubeSolar have also jointly established Ascent Solar Technologies Germany GmbH (“Ascent Germany”), in which TubeSolar holds 30% of the entity. Ascent Germany was established to operate a PV manufacturing facility in Germany that will produce and deliver PV Foils exclusively to TubeSolar. The parties expect to jointly develop next generation tooling for use in manufacturing PV Foils at the JV facility. The Company accounts for this investment as an equity method investment as it does not have control of this entity, but does have significant influence over the activities that most significantly impact the entity’s operations and financial performance. The Company contributed $- and $83,559 to Ascent Germany during the nine months ended September 30, 2023 and 2022, respectively. There has been no material activity in Ascent Germany since its establishment and the Company currently cannot quantify its maximum exposure in this entity.

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

The following table summarizes property, plant and equipment as of September 30, 2023 and December 31, 2022:

	As of September 30,	As of December 31,
	2023	2022
Furniture, fixtures, computer hardware and computer software	$578,690	$482,235
Manufacturing machinery and equipment	23,552,252	21,739,504
Leasehold improvements	15,994	87,957
Manufacturing machinery and equipment, in progress	35,359	280,473
Depreciable property, plant and equipment	24,182,295	22,590,169
Less: Accumulated depreciation and amortization	(20,125,328)	(22,038,508)
Net property, plant and equipment	$4,056,967	$551,661

Depreciation expense for the three months ended September 30, 2023 and 2022 was $18,931 and $15,705, respectively. Depreciation expense for the nine months ended September 30, 2023 and 2022 was $59,570 and $40,623, respectively. Depreciation expense is recorded under “Depreciation and amortization expense” in the unaudited Condensed Statements of Operations.

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

Effective September 1, 2023, the lease was amended to reduce the rentable square feet from 100,000 to 73,319 and the rent and tenant share of expenses were decreased in proportion to the reduction in rentable square feet. The Company recorded this as a lease modification in accordance with ASC 842, Leases, and recorded a reduction to the right of use asset and lease liability of $1,292,316 and $1,376,994, respectively. The Company recognized a gain on the lease modification of $84,678, which was recorded as other income in the unaudited Condensed Statement of Operations.

As of September 30, 2023 and December 31, 2022, assets and liabilities related to the Company’s leases were as follows:

	As of September 30,	As of December 31,
	2023	2022
Operating lease right-of-use assets, net	$2,476,958	$4,324,514
Current portion of operating lease liability	471,497	733,572
Non-current portion of operating lease liability	2,171,440	3,827,878

During the three months ended September 30, 2023 and 2022, the Company recorded operating lease expense included in selling, general and administrative expenses of $236,925 and $261,069, respectively. During the nine months ended September 30, 2023 and 2022, the Company recorded operating lease expense included in selling, general and administrative expenses of $770,836 and $777,854, respectively.

Future maturities of the operating lease liability are as follows:

Remainder of 2023	$186,682
2024	769,130
2025	792,203
2026	815,969
2027	840,449
Total lease payments	3,404,433
Less amounts representing interest	(761,496)
Present value of lease liability	$2,642,937

The remaining weighted average lease term and discount rate of the operating leases is 51 months and 12.0%, respectively.

NOTE 9. INVENTORIES

Inventories, net of reserves, consisted of the following at September 30, 2023 and December 31, 2022:

	As of September 30,	As of December 31,
	2023	2022
Raw materials	$577,536	$577,799
Work in process	10,267	37,351
Finished goods	48,216	133
Total	$636,019	$615,283

NOTE 10. OTHER PAYABLE

On June 30, 2017, the Company entered into an agreement with a vendor (“Vendor”) to convert the balance of their account into a note payable in the amount of $250,000. The note bears interest of 5% per annum and matured on February 28, 2018. As of September 30, 2023, the Company had not made any payments on this note, the accrued interest was $78,185, and the note is due upon demand. This note is recorded as Other payable in the unaudited Condensed Balance Sheets.

NOTE 11. CONVERTIBLE NOTES

The following table provides a summary of the activity of the Company's secured, convertible, promissory notes:

	Principal Balance 12/31/2022	Notes converted	Principal Balance 9/30/2023	Less: Discount Balance	Net Principal Balance 9/30/2023
Sabby Volatility Warrant Master Fund, LTD	$7,392,899	$(7,392,899)	$—	$—	$—
L1 Capital Global Opportunities Master Fund, Ltd	7,500,000	(7,093,333)	406,667	(87,126)	319,541
	$14,892,899	$(14,486,232)	$406,667	$(87,126)	$319,541

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

On May 25, 2023, the Company and each of the Investors entered into a Waiver and Amendment Agreement (the “Second Amendment”) relating to the Securities Purchase Contract and the Advance Notes. Pursuant to the Second Amendment, the Company and each of the Investors agreed to amend the Advance Notes to provide that if the Company receives a Notice of Conversion at a time that the Conversion Price (or, as applicable, the Alternative Conversion Price) then in effect Price, without regard to the Floor Price (the “Applicable Conversion Price”), is less than the Floor Price then in effect, the Company shall issue a number of shares equal to the Conversion Amount divided by such Floor Price and, at its election (x) pay the economic difference between the Applicable Conversion Price and such Floor Price (the “Outstanding Conversion Amount”) in cash at such time or (y) pay the Outstanding Conversion Amount following the consummation of a reverse stock split by the Company (1) in cash or (2) by issuing to the Holder a number of shares of Common Stock with an aggregate value equal to the Outstanding Conversion Amount, with the value per share of Common Stock for purposes of such calculation equal to (i) if such shares are issued on or prior to August 23, 2023, the daily VWAP of the Common Stock on the Trading Day following the date of the consummation of such reverse stock split or (ii) if such shares are issued after August 23, 2023, 90% of the daily VWAP of the Common Stock on the Trading Day following the date of the consummation of such reverse stock split. As of September 30, 2023, the Company had $6,470,540 in Outstanding Conversion Amounts recorded as Conversions Payable on the unaudited Condensed Balance Sheets.

The Securities Purchase Contract also included certain warrants to purchase up to 12,567 shares of common stock (the "Warrants"). The Warrants were issued with an exercise price equal to $786 per share, subject to certain adjustments in certain events, including the future issuance by the Company of securities with a purchase or conversion, exercise or exchange price that is less than the exercise price of the Warrants then in effect at any time.

On April 14, 2023 the Company entered a securities purchase agreement (“SPA”) with Lucro Investments VCC-ESG Opportunities Fund (“Lucro”) for an approximate $9 million private placement (the “Private Placement”) of an aggregate of 37,500 shares of the Company’s Common Stock. The per share purchase price for the Shares is $240 per share. The terms of the SPA with Lucro triggered certain adjustments to the Advance Notes and the Warrants in accordance with the existing terms of the outstanding Advance Notes and the outstanding Warrants. Following these adjustments:

1.
The fixed conversion price of the remaining principal outstanding on the Advance Notes was lowered to $73.22 per share of Common Stock;
2.
The exercise price of the outstanding Warrants was lowered to $73.22 per share of Common Stock; and
3.
The number of shares that the Warrants are exercisable for increased from 12,567 to 134,904 shares of Common Stock.

On June 29, 2023 the Company entered a securities purchase agreement (“Series 1B SPA”) with accredited investors (the "Accredited Investors") for the private placement of $900,000 for 900 shares of the Company’s newly designated Series 1B Convertible Preferred Stock (“Series 1B Preferred Stock”) (Note 13). Shares of the Series 1B Preferred Stock are convertible at the option of the holder into common stock at an initial conversion price of equal to $28.00 per share.

The terms of the Series 1B SPA triggered certain further adjustments to the Advance Notes and the Warrants in accordance with the existing terms of the outstanding Advance Notes and the outstanding Warrants. Following these further adjustments in June 2023:

1.
The fixed conversion price of the remaining principal outstanding on the Advance Notes was lowered to $25.36 per share of Common Stock;
2.
The exercise price of the outstanding Warrants was lowered to $25.36 per share of Common Stock; and
3.
The number of shares that the Warrants are exercisable for increased from 134,904 to 389,500 shares of Common Stock.

Pursuant to ASC 260, Earnings per Share, the Company recorded a deemed dividend for the down round adjustments of $11,653,986 which reduced income available to common shareholders in the Company's earnings per share calculations.

Under the existing terms of the Advance Notes the conversion price may in no event be less than a floor price (the “Floor Price”) of $40 currently. The new adjusted fixed conversion price of the Advance Notes ($1.765) is less than the Floor Price. Accordingly, upon conversion of the Advance Notes, the Company shall issue a number of shares equal to the Conversion

Amount divided by such Floor Price and, at its election (x) pay the economic difference between the Applicable Conversion Price and such Floor Price (the “Outstanding Conversion Amount”) in cash at such time or (y) pay the Outstanding Conversion Amount following the consummation of a reverse stock split by the Company (1) in cash or (2) by issuing to the Holder a number of shares of Common Stock with an aggregate value equal to the Outstanding Conversion Amount, with the value per share of Common Stock for purposes of such calculation equal to (i) if such shares are issued on or prior to August 23, 2023, the daily VWAP of the Common Stock on the Trading Day following the date of the consummation of such reverse stock split or (ii) if such shares are issued after August 23, 2023, 90% of the daily VWAP of the Common Stock on the Trading Day following the date of the consummation of such reverse stock split.

During the nine months ended September 30, 2023, the Company settled $14.5 million of principal as follows:

Debt Settlement
Equity issued for convertible debt	$2,912,759
Conversions payable	6,470,540
Cash repayments	1,025,423
Accelerated discount recognized in APIC	4,077,510
Principal settled during the nine months ended September 30, 2023	$14,486,232

During the three and nine months ended September 30, 2023, the Company had interest expense of $271,162 and $2,070,669, respectively, of which, $231,536 and $1,773,633 for the three and nine months ended September 30, 2023, respectively, was due to accretion of discount on the Advanced Notes. Interest payable was $85,731 as of September 30, 2023.

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

The Series A Preferred Stock may be converted into shares of common stock at the option of the Company if the closing price of the common stock exceeds $232 million, adjusted for reverse stock splits, for twenty consecutive trading days, or by the holder at any time. The Company has the right to redeem the Series A Preferred Stock at a price of $8.00 per share, plus any accrued and unpaid dividends, plus the make-whole amount (if applicable). At September 30, 2023, the preferred shares were not eligible for conversion to common shares at the option of the Company. The holder of the preferred shares may convert to common shares at any time. After making adjustment for the Company’s prior reverse stock splits, all 48,100 outstanding Series A preferred shares are convertible into less than one common share. Upon any conversion (whether at the option of the Company or the holder), the holder is entitled to receive any accrued but unpaid dividends.

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

As of September 30, 2023, there were 48,100 shares of Series A Preferred Stock outstanding and accrued and unpaid dividends of $501,977.

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

Shares of the Series 1B Preferred Stock are convertible at the option of the holder into common stock at an initial conversion price of equal to $28.00 per share. The conversion price for the Series 1B Preferred Stock is subject to adjustment on the earliest of the date that (a) a resale registration statement relating to the shares of common stock underlying the Series 1B Preferred Stock has been declared effective by the SEC, (b) all of such underlying shares of common stock have been sold pursuant to SEC Rule 144 or may be sold pursuant to SEC Rule 144 without volume or manner-of-sale restrictions, (c) the one year anniversary of the closing provided that a holder of such underlying shares is not an affiliate of the Company or (d) all of such underlying shares may be sold pursuant to an exemption from registration under Section 4(a)(1) of the Securities Act without volume or manner-of-sale restrictions (such earliest date, the “Reset Date”).

On the Reset Date, the conversion price shall be equal to the lower of (i) $0.14 and (ii) 90% of the lowest VWAP for the Company’s common stock out of the 10 trading days commencing 5 trading days immediately prior to the Reset Date, provided that the conversion price may not be adjusted to less than $10.00 per share.

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

NOTE 14. STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

At September 30, 2023, the Company had 500 million shares of common stock, $0.0001 par value, authorized for issuance. Each share of common stock has the right to one vote. As of September 30, 2023, the Company had 549,199 shares of common stock outstanding. The Company has not declared or paid any dividends related to the common stock during the three or nine months ended September 30, 2023 and 2022.

During the nine months ended September 30, 2023, $14.5 million of convertible debt principal was converted into 288,451 shares of common stock and 1,425 shares of common stock was issued for vendor services.

Preferred Stock

At September 30, 2023, the Company had 25 million shares of preferred stock, $0.0001 par value, authorized for issuance. Preferred stock may be issued in classes or series. Designations, powers, preferences, rights, qualifications, limitations and restrictions are determined by the Company’s Board of Directors.

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

Warrants

As of September 30, 2023, there are 396,576 outstanding warrants with exercise prices between $25.36 and $1,060 per share.

Series A Preferred Stock

Refer to Note 12 for information on Series A Preferred Stock.

Series 1B Preferred Stock

Refer to Note 13 for information on Series 1B Preferred Stock.

Series 1A, B-1, B-2, C, D, D-1, E, F, G, H, I, J, J-1, and K Preferred Stock

There were no transactions involving the Series 1A, B-1, B-2, C, D, D-1, E, F, G, H, I, J, J-1, or K during the three and nine months ended September 30, 2023.

NOTE 15. SHARE-BASED COMPENSATION

In 2022, the Company granted restricted stock units to its Chief Executive Officer and Chief Financial Officer. On April 26, 2023, the Company terminated its employment contract with the Company's then Chief Executive Officer resulting in the forfeiture of 11,389 restricted stock units. The remaining non-vested shares of 2,100 units as of September 30, 2023 are expected to vest in the future. Total unrecognized share-based compensation expense from the remaining unvested restricted stock as of September 30, 2023 was approximately $1,251,600 and is expected to be recognized over 27 months. The Company recognized share-based compensation expense related to restricted stock grants of $139,067 and $2,104,378 for the three and nine months ended September 30, 2023. The following table summarizes non-vested restricted stock and the related activity as of September 30, 2023:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2023	15,760	989.08
Vested	2,271	926.66
Forfeited	11,389	1,074.00
Non-vested at September 30, 2023	2,100	596.00

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

On August 15, 2023, H.C. Wainwright & Co., LLC (“Wainwright”) filed an action against the Company in the New York State Supreme Court in New York County. The complaint alleges a breach by the Company of an investment banking engagement letter entered into in October 2021. The Wainwright engagement letter expired in April 2022 without any financing transaction having been completed. The complaint claims that Wainright is entitled, under a “tail provision”, to an 8% fee and 7% warrant coverage on the Company’s $15 million secured convertible note financing. The complaint seeks damages of $1.2 million, 2,169.5 common stock warrants with a per share exercise price of $605, and attorney fees. While it is too early to predict the outcome of this legal proceeding or whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend this legal matter vigorously.

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

NOTE 17. SUBSEQUENT EVENTS

On September 28, 2023, the Company entered into a placement agency agreement (the “Placement Agent Agreement”) with Dawson James Securities Inc. (“Dawson James”) pursuant to which the Company engaged Dawson James as the placement agent for a registered public offering by the Company (the “Offering”), of an aggregate of 3,572,635 units (“Units”) at a price of $2.88 per Unit, for gross proceeds of approximately $10.3 million, before deducting offering expenses.

Each Unit is comprised of (i) one share of common stock or, in lieu of common stock, one prefunded warrant to purchase a share of common stock, and (ii) one common warrant to purchase a share of common stock. The prefunded warrants are immediately exercisable at a price of $0.0001 per share of common stock and only expire when such prefunded warrants are fully exercised. The common warrants are immediately exercisable at a price of $2.88 per share of common stock and will expire five years from the date of issuance.

The Company agreed to pay Dawson James a placement agent fee in cash equal to 8.00% of the gross proceeds from the sale of the Units. The Company also agreed to reimburse Dawson James for all reasonable travel and other out-of-pocket expenses, including the reasonable fees of legal counsel, not to exceed $155,000.

The Offering closed on October 2, 2023 and, in the Offering, the Company issued (i) 389,024 common shares, (ii) 3,183,611 prefunded warrants, and (iii) 3,572,635 common warrants.

The Company used a portion of the proceeds from the Offering to retire approximately $5,212 thousand of the outstanding conversion amount payable related to the Company’s secured convertible notes and all $900 thousand of the Company’s outstanding Series 1B Preferred Stock.

Subsequent to September 30, 2023, 2,468,500 of the pre-funded warrants were exercised into common stock.

The terms of the Offering triggered certain further adjustments to the Advance Notes and the Warrants in accordance with the existing terms of the outstanding Advance Notes and the outstanding Warrants. Following these further adjustments in October 2023:

•
The fixed conversion price of the approximately then outstanding $400,000 principal amount currently outstanding Advance Notes has been lowered to $1.765 per share of Common Stock;
•
The exercise price of the outstanding Warrants has been lowered to $1.765 per share of Common Stock; and
•
The number of shares that the Warrants are exercisable for has been increased from 389,500 to 5,596,232 shares of Common Stock.

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

For the nine months ended September 30, 2023, we generated $455,480 of total revenue. As of September 30, 2023, we had an accumulated deficit of $470,987,945.

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

In March, 2023, the Company redeployed its Thornton manufacturing facility to focus on industrial commercialization of the Company's patent-pending Perovskite solar technologies. In April 2023, the Company purchased manufacturing assets in Zurich, Switzerland with plans to commence manufacturing using this equipment; however, in June 2023, Management exercised its put option on the equipment to sell it to Affiliates and is planning to restart production at its Thornton facility.

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

Basis of Presentation: The accompanying unaudited condensed financial statements have been derived from the accounting records of Ascent Solar Technologies, Inc. as of September 30, 2023 and December 31, 2022, and the results of operations for the three and nine months ended September 30, 2023 and 2022.

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

The Company’s significant accounting policies were described in Note 3 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Except for the adoption of ASU 2020-06, there have been no significant changes to our accounting policies as of September 30, 2023.

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

	Three Months Ended September 30,
	2023	2022	$ Change
Revenues
Products	$209,496	$6,344	$203,152
Milestone and engineering	20,458	-	20,458
Total Revenues	229,954	6,344	223,610

Costs and Expenses
Cost of Revenue	692,752	409,819	282,933
Research, development and manufacturing operations	344,942	1,540,170	(1,195,228)
Selling, general and administrative	1,407,493	1,890,218	(482,725)
Share-based compensation	139,067	3,796,151	(3,657,084)
Depreciation and amortization	23,723	20,497	3,226
Total Costs and Expenses	2,607,977	7,656,855	(5,048,878)
Loss From Operations	(2,378,023)	(7,650,511)	5,272,488

Other Income/(Expense)
Other income/(expense), net	756,859	20,000	736,859
Interest Expense	(288,109)	(252,571)	(35,538)
Total Other Income/(Expense)	468,750	(232,571)	701,321
Income/(Loss) on Equity Method Investments	-	(27,484)	27,484
Net (Loss)/Income	$(1,909,273)	$(7,910,566)	$6,001,293

Total Revenues. Our total revenues increased by $223,610, or 100%, for the three months ended September 30, 2023 when compared to the same period in 2022. Increase is primarily due to revenue generated from fulfilling a supply agreement obligation for one of Flisom's customers acquired as part of the Flisom asset acquisition and increased nonrecurring engineering fees.

Cost of revenue. Cost of revenues is primarily comprised of repair and maintenance, material costs, and direct labor and manufacturing overhead expenses. Our Cost of revenues increased by $282,933, or 69%, for the three months ended September 30, 2023 when compared to the same period in 2022. Increase in cost of revenue is primarily due to expenses incurred from our asset acquisition of Flisom's manufacturing equipment and related costs partially offset by the decrease in production costs with the redeployment of the Thornton facility as a Perovskite research facility.

Research, development and manufacturing operations. Research, development and manufacturing operations costs include costs incurred for product development and pre-production activities in our manufacturing facility. It also includes costs related to technology development. Research, development and manufacturing operations costs decreased by $1,195,228, or 78%, for the three months ended September 30, 2023 when compared to the same period in 2022. This is primarily due to a decrease in manufacturing operations cost, as the Company redeployed its Thornton manufacturing facility as a perovskite research facility.

Selling, general and administrative. Selling, general and administrative expenses decreased by $482,725, or 26%, for the three months ended September 30, 2023 when compared to the same period in 2022. The decrease in costs is due primarily to a one-time termination expense of approximately $500,000 recognized with the departure of our former CEO in the prior period.

Share-based compensation. Share-based compensation expense decreased by $3,657,084 or 96% for the three months ended September 30, 2023 when compared to the same period in 2022. The decrease is primarily due to the employment termination of former CEO on April 26, 2023. The prior period expense also includes the immediate vesting of 20% of the former CEO's restricted stock units.

Other Income/Expense. Other income was $468,750 for the three months ended September 30, 2023, compared to other expense of $232,571 for the same period in 2022, an increase of $701,321. The increase is due primarily to a one-time employment retention credit received and a gain on lease modification, partially offset by an asset disposal.

Net Loss. Our Net Loss decreased by $6,001,293, or 76%, for the three months ended September 30, 2023 compared to the same period in 2022 due primarily to the items mentioned above.

Comparison of the Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended September 30,
	2023	2022	$ Change
Revenues
Product Revenue	$395,106	$688,125	$(293,019)
Milestone and engineering	60,374	522,000	(461,626)
Total Revenues	455,480	1,210,125	(754,645)

Costs and Expenses
Cost of Revenue	1,820,816	1,519,703	301,113
Research, development and manufacturing operations	2,832,956	4,399,765	(1,566,809)
Selling, general and administrative	4,178,146	3,583,366	594,780
Share-based compensation	2,104,378	3,796,151	(1,691,773)
Depreciation and amortization	73,947	54,998	18,949
Total Costs and Expenses	11,010,243	13,353,983	(2,343,740)
Loss From Operations	(10,554,763)	(12,143,858)	1,589,095

Other Income/(Expense)
Other Income/(Expense), net	766,859	22,000	744,859
Interest Expense	(2,118,023)	(2,371,256)	253,233
Total Other Income/(Expense)	(1,351,164)	(2,349,256)	998,092
Income/(Loss) on Equity Method Investments	(170)	(27,486)	27,316
Net (Loss)/Income	$(11,906,097)	$(14,520,600)	$2,614,503

Total Revenues. Our total revenues decreased by $754,645, or 62%, for the nine months ended September 30, 2023 when compared to the same period in 2022. This is primarily due to a large customer order in the prior period that was not repeated in the current period, partially offset by product revenue earned from fulfilling a supply agreement obligation under the Asset Purchase Agreement. Additionally, the Company recognized $512,000 in engineering revenue from TubeSolar in the prior period which was not repeated in the current period.

Cost of revenue. Cost of revenues is primarily comprised of repair and maintenance, material costs, and direct labor and overhead expenses. Our Cost of revenues increased by $301,113, or 20%, for the nine months ended September 30, 2023 when compared to the same period in 2022. The increase is primarily due to expenses from our asset acquisition of Flisom's manufacturing equipment and employee contracts, partially offset by a reduction in production costs by redeploying the Company's manufacturing facilities as a perovskite research facility.

Research, development and manufacturing operations. Research, development and manufacturing operations costs include costs incurred for product development and pre-production activities in our manufacturing facility. Research, development and manufacturing operations costs also include costs related to technology development. Research, development and manufacturing operations costs decreased by $1,566,809, or 36%, for the nine months ended September 30, 2023 when compared to the same period in 2022. This is primarily due to a decrease in manufacturing operations cost, as the Company redeployed its Thornton manufacturing facility as a perovskite research facility.

Selling, general and administrative. Selling, general and administrative expenses increased by $594,780, or 17% for the nine months ended September 30, 2023 when compared to the same period in 2022. The increase in costs is due primarily to increased professional services and other administrative expenses.

Share-based compensation. Share-based compensation expense decreased by $1,691,773 or 45% for the nine months ended September 30, 2023 when compared to the same period in 2022. The decrease is primarily due to the employment termination of former CEO on April 26, 2023. The prior period expense also includes the immediate vesting of 20% of the former CEO's restricted stock units.

Other Income/Expense. Other expense was $1,351,164 for the nine months ended September 30, 2023, compared to other expense of $2,349,256 for the same period in 2022, a decrease of $998,092. The decline is due primarily to a one-time employment retention credit received and a gain on lease modification. Additionally, the Company recording accelerating debt discount as interest expense in the prior year. With the adoption of ASU 2020-06, the accelerated debt discount is now recorded in stockholders' equity.

Net Loss. Our Net Loss decreased by $2,614,503, or 18%, for the nine months ended September 30, 2023 compared to the same period in 2022 due primarily to the items mentioned above.

Liquidity and Capital Resources

In March, 2023, the Company redeployed its Thornton facilities from a manufacturing facility to a research and development facility. In April 2023, the Company purchased manufacturing assets in Zurich, Switzerland with plans to commence manufacturing using this equipment; however, in June 2023, Management exercised its put option on the equipment and is planning to restart production at its Thornton facility. Management does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until the Company is able to achieve large-scale production capacities. During the nine months ended September 30, 2023 the Company used $7,329,398 in cash for operations.

Additionally, projected total revenues are not anticipated to result in a positive cash flow position for the year overall and, as of September 30, 2023, the Company has working capital deficit of $8,726,319. As such, cash liquidity would not be sufficient for the next twelve months and will require additional financing.

The Company has begun activities related to securing additional financing through strategic or financial investors and has closed on an equity offering on October 2, 2023, but there is no assurance the Company will be able to continue to raise additional capital on acceptable terms or at all. If the Company’s revenues do not increase rapidly, and/or additional financing is not obtained, the Company will be required to significantly curtail operations to reduce costs and/or sell assets. Such actions would likely have an adverse impact on the Company's future operations.

As a result of the Company’s recurring losses from operations, and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises doubt as to the Company’s ability to continue as a going concern.

Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These unaudited condensed financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Statements of Cash Flows Comparison of the Nine Months Ended September 30, 2023 and 2022

For the nine months ended September 30, 2023, our cash used in operations was $7,329,398 compared to $7,925,786 for the nine months ended September 30, 2022, a decrease of $596,388. This decrease is due primarily to decreased Company expenses and revenue and timing of cash outflows. For the nine months ended September 30, 2023, cash used in investing activities was $3,863,963 compared to $185,703 used in investing activities for the nine months ended September 30, 2022. This change was primarily the result of the asset acquisition in Zurich, Switzerland. During the nine months ended September 30, 2023, net cash used in operations of $7,329,398 were primarily funded from 2022 financing agreements.

Off Balance Sheet Transactions

As of September 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

Although our reporting currency is the U.S. Dollar, we conduct business and incur costs in the local currencies of other countries in which we operate, make sales and buy materials. As a result, we are subject to currency translation risk. Further, changes in exchange rates between foreign currencies and the U.S. Dollar could affect our future net sales and cost of sales and could result in exchange losses.

We currently do not engage in hedging transactions to reduce our exposure to changes in currency exchange rates, although, we may do so in the future.

We hold no significant funds denominated in foreign currencies as of September 30, 2023.

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our cash equivalents and investment portfolio. As of September 30, 2023, our cash equivalents consisted only of operating accounts held with financial institutions. From time to time, we may hold restricted funds, money market funds, investments in U.S. government securities and high-quality corporate securities. The primary objective of our investment activities is to preserve principal and provide liquidity on demand, while at the same time maximizing the income we receive from our investments without significantly increasing risk. The direct risk to us associated with fluctuating interest rates is limited to our investment portfolio, and we do not believe a change in interest rates will have a significant impact on our financial position, results of operations, or cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Our management conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of September 30, 2023. Based on this evaluation, our management concluded the design and operation of our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the nine months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Except as discussed in Note 16 to the financial statements, there were no events required to be reported under Item 1 for the three months ended September 30, 2023, within Part II, Item 1 of this report.

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

On July 28, 2023, the Company received notice that Nasdaq had determined that the Company’s common stock had a closing bid price of $0.10 or less for ten consecutive trading days triggering application of Listing Rule 5810(3)(A)(iii) which states in part: if during any compliance period specified in Rule 5810(c)(3)(A), a company’s security has a closing bid price of $0.10 or less for ten consecutive trading days, the Listing Qualifications Department shall issue a Staff Delisting Determination under Rule 5810 with respect to that security (the “Low Priced Stocks Rule”). As a result, the Nasdaq staff determined to delist the Company’s common stock from Nasdaq, unless the Company timely requests an appeal of the staff’s determination to a Hearings Panel (the “Panel”), pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series. The Company requested a hearing before the Panel, which was scheduled for October 12, 2023.

On September 12, 2023, the Company implemented a reverse stock split in an effort to regain compliance with the $1 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”), and by letter dated September 29, 2023, the Company was notified by the Staff that the Company had regained compliance with the Bid Price Rule. The Staff, however, determined that, following the reverse split, the Company no longer satisfied the minimum 500,000 publicly held shares requirement set forth in Nasdaq Listing Rule 5550(a)(4) (the “Public Float Rule”).

On October 2, 2023, the Company completed a public offering of units (each unit consisting of (x) one share or one prefunded warrant and (y) one common stock warrant) for gross proceeds of $10.3 million. As a result of the offering, the Company had the minimum of $2.5 million in stockholders’ equity and has therefore regained compliance with the Equity Rule. The offering also resulted in an increase in the Company’s publicly held shares above the minimum Nasdaq threshold of 500,000 shares and as such the Company believes it has regained compliance with the Public Float Rule.

On October 11, 2023, the Company received notice from the Nasdaq Listing Qualifications staff that the Company has regained compliance with Nasdaq’s minimum $2.5 million stockholders’ equity requirement in Listing Rule 5550(b)(1) and the minimum 500,000 publicly held shares requirement under Listing Rule 5550(a)(4), and that the Company is therefore in compliance with the Nasdaq Capital Market’s listing requirements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the nine months ended September 30, 2023.

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

3.19

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated September 8, 2023 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on September 15, 2023)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form SB-2/A filed on June 6, 2006 (Reg. No. 333-131216))

4.2	Certificate of Designations of Series A Preferred Stock (filed as Exhibit 4.2 to our Registration Statement on Form S-3 filed July 1, 2013 (Reg. No. 333-189739))

4.3	Description of Securities (incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K filed May 13, 2021)

4.4	Form of Warrant (incorporated by reference to Exhibit 4.4 filed with Amendment No. 3 to the Company’s Registration on Form S-1 (File no. 333-274231))

4.5	Form of Prefunded Warrant (incorporated by reference to Exhibit 4.6 filed with Amendment No. 3 to the Company’s Registration on Form S-1 (File no. 333-274231))

4.6	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.5 filed with Amendment No. 3 to the Company’s Registration on Form S-1 (File no. 333-274231))

4.7	Form of Warrant Agency Agreement (incorporated by reference to Exhibit 4.7 filed with Amendment No. 3 to the Company’s Registration on Form S-1 (File no. 333-274231))

4.8	Form of Prefunded Warrant Agency Agreement (incorporated by reference to Exhibit 4.8 filed with Amendment No. 3 to the Company’s Registration on Form S-1 (File no. 333-274231))

4.9	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 4.9 filed with Amendment No. 3 to the Company’s Registration on Form S-1 (File no. 333-274231))

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

10.8†	Seventh Amended and Restated 2005 Stock Option Plan (incorporated by reference to Annex B of our definitive proxy statement dated April 22, 2016)

10.9†	Seventh Amended and Restated 2008 Restricted Stock Plan Stock Option Plan (incorporated by reference to Annex A of our definitive proxy statement dated April 22, 2016)

10.10+	Industrial Lease for 12300 Grant Street, Thornton, Colorado dated September 21, 2020 (incorporated by reference to Exhibit 10.50 to our Annual Report on Form 10-K filed January 29, 2021)

10.11+	Long-Term Supply and Joint Development Agreement dated September 15, 2021 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021)

10.12	Form of Common Stock Warrant Related to Securities Purchase Agreement dated August 8, 2022 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 8, 2022)

10.13	Common Stock Warrant dated August 19, 2022 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 19, 2022)

10.14†CTR	Employment Agreement between the Company and Jeffrey Max dated September 21, 2022 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 27, 2022)

10.15†	Employment Agreement between the Company and Paul Warley dated December 12, 2022 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 12, 2022)

10.16	Securities Purchase Contract, dated as of December 19, 2022 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 20, 2022)

10.17	Form of Security Agreement, dated as of December 19, 2022 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 20, 2022)

10.18	Form of Registered Advance Note 2022 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on December 20, 2022)

10.19	Form of Private Placement Advance Note (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on December 20, 2022)

10.20	Form of Warrant Note (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on December 20, 2022)

10.21	Waiver and Amendment Agreement, dated as of March 29, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 29, 2023)

10.22	Amendment to Waiver and Amendment Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 13, 2023)

10.23	Common Stock Securities Purchase Agreement dated April 14, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 20, 2023)

10.24	Asset Purchase Agreement, dated as of April 17, 2023 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on April 21, 2023)

10.25	Transition Services Agreement, dated as of April 17, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 21, 2023)

10.26	Sublease Agreement, dated as of April 17, 2023 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 21, 2023)

10.27	Technology License Agreement, dated as of April 17, 2023 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 21, 2023)

10.28	Letter Agreement, dated as of April 20, 2023 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on April 21, 2023)

10.29†	CEO Employment Agreement between the Company and Paul Warley dated as of May 1, 2023

10.30	Waiver and Amendment Agreement, dated as of May 25, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 26, 2023)

10.31	Form of Series 1B Preferred Stock Purchase Agreement dated June 29, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 30, 2023)

10.32	Placement Agent Agreement (incorporated by reference to Exhibit 1.1 filed with Amendment No. 3 to the Company’s Registration on Form S-1 (File no. 333-274231))

10.33†	Employment Agreement between the Company and Bobby Gulati dated as of October 19, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 23, 2023)

10.34†	Employment Agreement between the Company and Jin Jo dated as of October 19, 2023 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 23, 2023)

31.1*	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

CTR	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†	Denotes management contract or compensatory plan or arrangement.

+

Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

ASCENT SOLAR TECHNOLOGIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of November, 2023.

November 14, 2023	By:	/s/ PAUL WARLEY
Paul Warley Chief Executive Officer (Principal Executive Officer)

November 14, 2023	By:	/s/ JIN JO
Jin Jo Chief Financial Officer (Principal Financial and Accounting Officer)