Form 10-Q
period 2024-03-31
Ascent Solar Technologies, Inc.
filed 2024-05-09
CIK 1350102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission File No. 001-32919

Ascent Solar Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-3672603
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12300 Grant Street, Thornton, CO	80241
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: 720-872-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common	ASTI	Nasdaq Capital Market

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

As of May 9, 2024, there were 30,735,501 shares of our common stock issued and outstanding.

ASCENT SOLAR TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

For the Period Ended March 31, 2024

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
•
General economic and business conditions, and in particular, conditions specific to the solar power industry; and
•
Other risks and uncertainties discussed in greater detail elsewhere in this Quarterly Report and in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

References to “we,” “us,” “our,” “Ascent,” “Ascent Solar” or the “Company” in this Quarterly Report mean Ascent Solar Technologies, Inc.

ASCENT SOLAR TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

CONDENSED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$187,474	$1,048,733
Trade receivables, net of allowance of $0 and $0, respectively	-	-
Inventories, net	448,756	447,496
Prepaid and other current assets	246,706	39,279
Total current assets	882,936	1,535,508

Property, Plant and Equipment:	19,901,016	21,177,892
Accumulated depreciation	(19,395,659)	(20,131,008)
Property, Plant and Equipment, net	505,357	1,046,884

Other Assets:
Operating lease right-of-use assets, net	2,249,042	2,364,672
Patents, net of accumulated amortization of $177,099 and $173,387 respectively	50,266	53,978
Equity method investment	67,179	68,867
Other non-current assets	1,228,399	1,228,797
	3,594,886	3,716,314
Total Assets	$4,983,179	$6,298,706
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$1,214,116	$579,237
Related party payables	33,846	4,231
Accrued expenses	1,215,560	1,354,159
Accrued payroll	234,914	160,477
Accrued professional services fees	933,872	849,282
Accrued interest	653,199	628,145
Current portion of operating lease liability	512,158	491,440
Conversions payable (Note 12)	-	1,089,160
Cash payable (Note 12)	199,997	-
Current portion of convertible notes, net	6,270	354,936
Bridge loan	353,269	-
Other payable	250,000	250,000
Total current liabilities	5,607,201	5,761,067
Long-Term Liabilities:
Non-current operating lease liabilities	1,904,892	2,043,025
Accrued warranty liability	21,225	21,225
Total liabilities	7,533,318	7,825,317
Commitments and contingencies (Note 16)
Stockholders’ Equity (Deficit):
Series A preferred stock, $.0001 par value; 750,000 shares authorized; 48,100 and 48,100 shares issued and outstanding, respectively ($911,228 and $899,069 Liquidation Preference, respectively)	5	5
Common stock, $0.0001 par value, 500,000,000 authorized; 6,710,745 and 3,583,846 shares issued and outstanding, respectively	671	358
Additional paid in capital	482,458,139	480,942,526
Accumulated deficit	(485,016,178)	(482,478,436)
Accumulated other comprehensive income (loss)	7,224	8,936
Total stockholders’ equity (deficit)	(2,550,139)	(1,526,611)
Total Liabilities and Stockholders’ Equity (Deficit)	$4,983,179	$6,298,706

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues
Products	$5,600	$99,225
Milestone and engineering	-	25,000
Total Revenues	5,600	124,225
Costs and Expenses
Costs of revenue	9,388	461,795
Research, development and manufacturing operations	607,233	1,665,694
Selling, general and administrative	1,060,041	1,591,821
Share-based compensation	259,234	1,404,450
Depreciation and amortization	20,757	25,781
Impairment loss	524,481	-
Total Costs and Expenses	2,481,134	5,149,541
Loss from Operations	(2,475,534)	(5,025,316)
Other Income/(Expense)
Other income/(expense), net	64,323	10,000
Interest expense	(126,555)	(1,068,036)
Total Other Income/(Expense)	(62,232)	(1,058,036)
Income/(Loss) on Equity Method Investments	24	-
Net Income/(Loss)	$(2,537,742)	$(6,083,352)
Net Income/(Loss) Per Share (Basic and Diluted)	$(0.53)	$(34.21)
Weighted Average Common Shares Outstanding (Basic)	4,758,077	177,850
Weighted Average Common Shares Outstanding (Diluted)	4,758,077	177,850
Other Comprehensive Income/(Loss)
Foreign currency translation gain/(loss)	(1,712)	6,706
Net Comprehensive Income/(Loss)	$(2,539,454)	$(6,076,646)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

For the Three Months Ended March 31, 2024

	Series A Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Other Accumulated Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)
Balance at January 1, 2024	48,100	$5	3,583,846	$358	$480,942,526	$(482,478,436)	$8,936	$(1,526,611)
Conversion of L1 Note and Conversions Payable into Common Stock	-	-	2,411,788	241	1,256,451	-	-	1,256,692
Exercise of prefunded warrants	-	-	715,111	72	(72)	-	-	-
Share-based compensation	-	-	-	-	259,234	-	-	259,234
Net Loss	-	-	-	-	-	(2,537,742)	-	(2,537,742)
Foreign Currency Translation Loss	-	-	-	-	-	-	(1,712)	(1,712)
Balance at March 31, 2024	48,100	$5	6,710,745	$671	$482,458,139	$(485,016,178)	$7,224	$(2,550,139)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

For the Three Months Ended March 31, 2023

	Series A Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Other Accumulated Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)
Balance at January 1, 2023	48,100	$5	259,323	$26	$448,343,153	$(447,427,862)	$(16,024)	$899,298
Conversion of L1 Note into Common Stock	-	-	7,200	1	508,739	-	-	508,740
Conversion of Sabby Note into Common Stock	-	-	10,255	1	1,083,717	-	-	1,083,718
Share-based compensation	-	-			1,404,450	-	-	1,404,450
Net Loss	-	-	-	-	-	(6,083,352)	-	(6,083,352)
Foreign Currency Translation Loss	-	-	-	-	-	-	6,706	6,706
Balance at March 31, 2023	48,100	$5	276,778	$28	$451,340,059	$(453,511,214)	$(9,318)	$(2,180,440)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
Operating Activities:
Net income/(loss)	$(2,537,742)	$(6,083,352)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	20,758	25,781
Share-based compensation	259,234	1,404,450
Operating lease asset amortization	115,630	182,556
Amortization of debt discount	35,530	901,649
Impairment loss	524,481	—
Loss on equity method investment	(24)	—
Inventory reserve expense	(23,355)	97,465
Changes in operating assets and liabilities:
Accounts receivable	—	(93,106)
Inventories	22,095	4,755
Prepaid expenses and other current assets	(207,029)	(1,182,239)
Accounts payable	634,879	(14,016)
Related party payable	29,615	(61,827)
Operating lease liabilities	(117,415)	(178,622)
Accrued interest	25,054	166,386
Accrued expenses	20,428	(107,507)
Net cash used in operating activities	(1,197,861)	(4,937,627)
Investing Activities:
Payments on purchase of assets	—	(48,650)
Patent activity costs	—	(5,884)
Net cash used in investing activities	—	(54,534)
Financing Activities:
Proceeds from bridge loan	350,000	—
Payment of bridge loan	(13,398)	—
Payment of convertible notes	—	(147,170)
Net cash provided by/(used in) financing activities	336,602	(147,170)
Net change in cash and cash equivalents	(861,259)	(5,139,331)
Cash and cash equivalents at beginning of period	1,048,733	11,483,018
Cash and cash equivalents at end of period	$187,474	$6,343,687
Supplemental Cash Flow Information:
Cash paid for interest	$63,562	$—
Non-Cash Transactions:
Conversions of preferred stock, convertible notes, and conversions payable to equity	$1,256,692	$1,592,458
Exercise of Pre-funded warrants	$72	$—

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

NOTE 2. BASIS OF PRESENTATION

The accompanying, unaudited, condensed financial statements have been derived from the accounting records of the Company as of March 31, 2024 and December 31, 2023, and the results of operations for the three months ended March 31, 2024 and 2023.

The accompanying, unaudited, condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and footnotes typically found in U.S. GAAP audited annual financial statements. In the opinion of management, all adjustments considered necessary for a fair statement have been included. The Condensed Balance Sheet at December 31, 2023 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. These unaudited condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were described in Note 2 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to our accounting policies as of March 31, 2024.

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

During the three months ended March 31, 2024 and 2023, the Company recognized product revenue of $5,600 and $99,225, respectively.

Milestone and engineering revenue. Each milestone and engineering arrangement is a separate performance obligation. The transaction price is estimated using the most likely amount method and revenue is recognized as the performance obligation is satisfied through achieving manufacturing, cost, or engineering targets. During the three months ended March 31, 2024 and 2023, the Company recognized total milestone and engineering revenue of $0 and $25,000, respectively.-

Government contracts revenue. Revenue from government research and development contracts is generated under terms that are cost plus fee or firm fixed price. The Company generally recognizes this revenue over time using cost-based input methods, which recognizes revenue and gross profit as work is performed based on the relationship between actual costs incurred compared to the total estimated costs of the contract. In applying cost-based input methods of revenue recognition, the Company uses the actual costs incurred relative to the total estimated costs to determine our progress towards contract completion and to calculate the corresponding amount of revenue to recognize.

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

No government contract revenue was recognized during the three months ended March 31, 2024 and 2023.

Accounts Receivable. As of March 31, 2024 and December 31, 2023, the Company had an accounts receivable, net balance of $0 and $0, respectively. As of March 31, 2024 and December 31, 2023, the Company had an allowance for doubtful accounts of $0 and $0, respectively.

Deferred revenue for the three months ended March 31, 2024 was as follows:

Balance as of January 1, 2024	$935
Additions	7,700
Recognized as revenue	(3,425)
Balance as of March 31, 2024	$5,210

Other Assets: Other assets is comprised of the following:

	March 31,	December 31,
	2024	2023
Lease security deposit	$625,000	$625,000
Spare machine parts	603,399	603,797
Total Other Assets	$1,228,399	$1,228,797

Earnings per Share: Earnings per share (“EPS”) are the amount of earnings attributable to each share of common stock. Basic EPS has been computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Income available to common stockholders has been computed by deducting dividends accumulated for the period on cumulative preferred stock (whether or not earned) from net income. Diluted earnings per share has been computed by dividing net income adjusted on an if-converted basis for the period by the weighted average number of common shares and potentially dilutive common share outstanding (which consist of warrants, options, restricted stock units and convertible securities using the if-converted method to the extent they are dilutive). Approximately 7.9 million and 0.09 million shares of dilutive shares were excluded from the three months period ended March 31, 2024 and 2023, respectively, EPS calculation as their impact is antidilutive.

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

NOTE 4. LIQUIDITY, CONTINUED OPERATIONS, AND GOING CONCERN

During the year ended December 31, 2023, the Company sold Series 1B preferred stock and completed a public offering to fund operations. Further discussion of these transactions can be found in Notes 13 and 14 in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

The Company currently has limited production capabilities in its Thornton facility and continues to focus on restarting production at industrial scale while continuing its research and development activities to improve its PV products. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented this strategy. During the three months ended March 31, 2024 the Company used $1,197,861 in cash for operations.

Additional projected product revenues are not anticipated to result in a positive cash flow position for the next twelve months overall and as of March 31, 2024, the Company has a working deficit of $4,724,265, Management does not believe cash liquidity is sufficient for the next twelve months and will require additional financing.

The Company continues to look for ways to expand its production of PV films at industrial scale and to secure long-term contracts for the sale of such output. The Company also continues activities related to securing additional financing through strategic or financial investors, but there is no assurance the Company will be able to raise additional capital on acceptable terms or at all. If the Company's revenues do not increase rapidly, and/or additional financing is not obtained, the Company will be required to significantly curtail operations to reduce costs and/or sell assets. Such actions would likely have an adverse impact on the Company's future operations.

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

NOTE 5. RELATED PARTY TRANSACTIONS

In September 2021, the Company and TubeSolar AG ("TubeSolar"), a former significant stakeholder in the Company, entered into a Long-Term and Joint Development Agreement ("JDA") where the Company would provide PV foils for use in TubeSolar's solar modules for agricultural photovoltaic applications. Additionally, the Company and TubeSolar jointly established Ascent Solar Technologies Germany GmbH (“Ascent Germany”), in which TubeSolar holds of 30% of the entity. Ascent Germany was established to operate a PV manufacturing facility in Germany that will produce and deliver PV Foils exclusively to TubeSolar. There were no Company contributions to Ascent Germany during the three months ended March 31, 2024 and 2023.

In June, 2023, TubeSolar filed an application for insolvency proceedings with the insolvency court. Since then, there has been no activity under the JDA and minimal activity in Ascent Germany. Management continues to monitor this situation.

NOTE 6. SWITZERLAND ASSETS

On April 17, 2023, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Flisom AG (“Seller”), pursuant to which, among other things, the Company purchased certain assets relating to thin-film photovoltaic manufacture and production from Seller (collectively, the “Assets”). The purchase price paid by the Company was $4,083,926 (including $1,283,926 of transaction costs). The Company also entered into a sublease agreement allowing the Company to use the manufacturing facility where the Assets are located.

During the year ended December 31, 2023, Management concluded that these assets were impaired and recognized an impairment loss of $3,283,715. The remaining carrying value of the Assets, as of December 31, 2023, was $786,000. On April 1, 2024, the Company entered into an agreement with the manufacturing facility landlord (“Landlord”) where the Company would sell all but one equipment from the Assets to the Landlord for 1 CHF and forgiveness of $221,519 in payables and any potential future claims the manufacturing facility landlord may have. The carrying value of the Assets sold was $746,000.

The Company recorded the Assets as assets held for sale at March 31, 2024 as all of the following criteria have been met: (i) a formal commitment to a plan to sell a property has been made and exercised; (ii) the property is available for sale in its present condition; (iii) actions required to complete the sale of the property have been initiated; (iv) sale of the property is probable and we expect the sale will occur within one year; and (v) the property is being actively marketed for sale at a price that is reasonable given its current market value. Assets held for sale are recorded in Property, Plant and Equipment, net in the unaudited condensed balance sheets.

Upon designation as an asset held for sale, the Company recorded the carrying value of the property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and depreciation of the property ceases. As the estimated fair value of $221,519, the price the Company sold the Assets for is less than their carrying value, the Company recorded an impairment loss of $524,481.

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

The following table summarizes property, plant and equipment as of March 31, 2024 and December 31, 2023:

	As of March 31,	As of December 31,
	2024	2023
Furniture, fixtures, computer hardware and computer software	$468,589	$468,588
Manufacturing machinery and equipment	19,384,346	20,661,222
Leasehold improvements	15,994	15,995
Manufacturing machinery and equipment, in progress	32,087	32,087
Depreciable property, plant and equipment	19,901,016	21,177,892
Less: Accumulated depreciation and amortization	(19,395,659)	(20,131,008)
Net property, plant and equipment	$505,357	$1,046,884

Depreciation expense for the three months ended March 31, 2024 and 2023 was $17,045 and $20,989, respectively. Depreciation expense is recorded under “Depreciation and amortization expense” in the unaudited Condensed Statements of Operations.

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

As of March 31, 2024 and December 31, 2023, assets and liabilities related to the Company’s leases were as follows:

	As of March 31,	As of December 31,
	2024	2023
Operating lease right-of-use assets, net	$2,249,042	$2,364,672
Current portion of operating lease liability	512,158	491,440
Non-current portion of operating lease liability	1,904,892	2,043,025

During the three months ended March 31, 2024 and 2023, the Company recorded operating lease expense included in selling, general and administrative expenses of $190,497 and $261,343, respectively.

Future maturities of the operating lease liability are as follows:

Remainder of 2024	$576,847
2025	792,203
2026	815,969
2027	840,449
Total lease payments	3,025,468
Less amounts representing interest	(608,418)
Present value of lease liability	$2,417,050

The remaining weighted average lease term and discount rate of the operating leases is 45.00 months and 7.0%, respectively.

NOTE 9. INVENTORIES

Inventories, net of reserves, consisted of the following at March 31, 2024 and December 31, 2023:

	As of March 31,	As of December 31,
	2024	2023
Raw materials	$448,367	$445,721
Work in process	389	1,775
Finished goods	-	-
Total	$448,756	$447,496

NOTE 10. BRIDGE LOAN

On February 27, 2024, the Company entered into a loan agreement ("Loan 1") with a lender ("Lender") for an aggregate principal amount of $375,000. The Company paid origination fees of $25,000 for net proceeds of $350,000. The discount is recorded as interest expense ratably over the term of the loan. Under Loan 1, the Company will make weekly payments of $19,420 for 28 weeks for a total repayment of $543,750. The Company also has an early repayment option where the Company would repay an aggregate of $478,125 if repaid by April 15, 2024. This note is recorded as Bridge loan in the unaudited Condensed Balance Sheets.

On April 17, 2024, the Company entered into a new loan agreement ("Loan 2") with the Lender. Under Loan 2, the Company borrowed an aggregate principal amount of $685,000, incurred origination fees of $34,250, and repaid the outstanding balance of Loan 1 of $428,310 for net proceeds of $222,440. Under Loan 2, the Company will make weekly payments of $31,000 for 32 weeks for a total repayment of $993,250.

These loans are not convertible into equity shares of the Company and are secured by a second lien on the Company's assets.

The carrying amount of this bridge loan approximates fair value because the Company's current borrowing rate does not materially differ from market rates for similar bank borrowings and due to its short maturity and is considered to be Level 2.

NOTE 11. OTHER PAYABLE

On June 30, 2017, the Company entered into an agreement with a vendor (“Vendor”) to convert the balance of their account into a note payable in the amount of $250,000. The note bears interest of 5% per annum and matured on February 28, 2018. As of March 31, 2024, the Company had not made any payments on this note, the accrued interest was $84,452, and the note is due upon demand. This note is recorded as Other payable in the unaudited Condensed Balance Sheets.

NOTE 12. CONVERTIBLE NOTES

The following table provides a summary of the activity of the Company's secured, convertible, promissory notes:

	Principal Balance 1/1/2024	Notes converted	Principal Balance 3/31/2024	Less: Discount Balance	Net Principal Balance 3/31/2024
L1 Capital Global Opportunities Master Fund, Ltd	$406,667	$(400,000)	$6,667	$(397)	$6,270

During the three months ended March 31, 2024, $400,000 of principal was converted for 618,384 shares of common stock. During the three months ended March 31, 2024 and 2023, the Company had interest expense of $21,989 and $1,052,928, respectively, of which, $18,863 and $901,649, respectively was due to accretion of discount on the note. Interest payable was $33,064 as of March 31, 2024.

Conversions Payable represents the economic difference between the applicable conversion price of the notes payable and floor price of $0.65. This amount is payable either in shares valued as the VWAP on the conversion day or in cash. If the VWAP on the conversion day is less than the floor price, then the economic different between the conversion day VWAP and the floor price becomes payable in cash and is recorded as Cash payable on the unaudited Condensed Balance Sheet. During the three months ended March 31, 2024, conversions payable increased by $190,622, and the aggregate $1,279,782 conversions payable was converted into 1,793,404 shares of common stock and $199,997 of Cash payable. The Cash payable was paid in April 2024 with the close of the Company's public offering (see Note 17).

NOTE 13. SERIES A PREFERRED STOCK

As of January 1, 2024, there were 48,100 shares of Series A Preferred Stock outstanding. Holders of Series A Preferred Stock are entitled to cumulative dividends at a rate of 8% per annum when and if declared by the Board of Directors at its sole discretion. The dividends may be paid in cash or in the form of common stock (valued at 10% below market price, but not to exceed the lowest closing price during the applicable measurement period), at the discretion of the Board of Directors. The dividend rate on the Series A Preferred Stock is indexed to the Company's stock price and subject to adjustment.

The Series A Preferred Stock may be converted into shares of common stock at the option of the Company if the closing price of the common stock exceeds $232 million, adjusted for reverse stock splits, for twenty consecutive trading days, or by the holder at any time. The Company has the right to redeem the Series A Preferred Stock at a price of $8.00 per share, plus any accrued and unpaid dividends, plus the make-whole amount (if applicable). At March 31, 2024, the preferred shares were not eligible for conversion to common shares at the option of the Company. The holder of the preferred shares may convert to common shares at any time. After making adjustment for the Company’s prior reverse stock splits, all 48,100 outstanding Series A preferred shares are convertible into less than one common share. Upon any conversion (whether at the option of the Company or the holder), the holder is entitled to receive any accrued but unpaid dividends.

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

As of March 31, 2024, there were 48,100 shares of Series A Preferred Stock outstanding and accrued and unpaid dividends of $526,428.

NOTE 14. STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

At March 31, 2024, the Company had 500 million shares of common stock, $0.0001 par value, authorized for issuance. Each share of common stock has the right to one vote. As of March 31, 2024, the Company had 6,710,745 shares of common stock outstanding. The Company has not declared or paid any dividends related to the common stock during the three month ended March 31, 2024 and 2023.

During the three months ended March 31, 2024, $400,000 of convertible debt was converted into 618,384 shares of common stock and $1,279,782 of conversions payable was converted into 1,793,404 shares of common stock.

During the three months ended March 31, 2024, 715,111 of the pre-funded warrants were exercised into common stock.

Preferred Stock

At March 31, 2024, the Company had 25 million shares of preferred stock, $0.0001 par value, authorized for issuance. Preferred stock may be issued in classes or series. Designations, powers, preferences, rights, qualifications, limitations and restrictions are determined by the Company’s Board of Directors.

The following table summarizes the designations, shares authorized, and shares outstanding for the Company’s Preferred Stock:

Preferred Stock Series Designation	Shares Authorized	Shares Outstanding
Series A	750,000	48,100
Series 1A	5,000	—
Series B-1	2,000	—
Series 1B	900	—
Series B-2	1,000	—
Series C	1,000	—
Series D	3,000	—
Series D-1	2,500	—
Series E	2,800	—
Series F	7,000	—
Series G	2,000	—
Series H	2,500	—
Series I	1,000	—
Series J	1,350	—
Series J-1	1,000	—
Series K	20,000	—

Warrants

As of March 31, 2024, there are 9,283,122 outstanding warrants with exercise prices between $1.76 and $1,060 per share.

Series A Preferred Stock

Refer to Note 13 for information on Series A Preferred Stock.

Series 1A, B-1, B-2, C, D, D-1, E, F, G, H, I, J, J-1, and K Preferred Stock

There were no transactions involving the Series 1A, B-1, B-2, C, D, D-1, E, F, G, H, I, J, J-1, or K during the three months ended March 31, 2024.

NOTE 15. SHARE-BASED COMPENSATION

In January 2024, the Company granted 459,000 shares of restricted stock units to employees and directors. One third of these shares vested on March 31, 2024. The remaining unvested shares will vest prorata on January 1, 2025 and January 1, 2026. The Company also granted members of our advisory board an aggregate of 20,000 shares of restricted stock units. These unvested shares will vest prorata on January 1, 2025 and January 1, 2026.

The Company had a total of 327,631 unvested units as of March 31, 2024 that are expected to vest in the future. Total unrecognized share-based compensation expense from the remaining unvested restricted stock as of March 31, 2024 was approximately $1,220,860 and is expected to be recognized over 1.75 years. The Company recognized share-based compensation expense related to restricted stock grants of $259,234 for the three months ended March 31, 2024. The following table summarizes non-vested restricted stock and the related activity as of March 31, 2024:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2024	1,867	$596.00
Granted	479,000	0.77
Vested	(153,236)	1.68
Non-vested at March 31, 2024	327,631	$5.09

The fair values of the respective vesting dates of RSUs were approximately $60,400 and $237,700 for the three months ended March 31, 2024 and 2023, respectively.

NOTE 16. COMMITMENTS AND CONTINGENCIES

On August 15, 2023, H.C. Wainwright & Co., LLC (“Wainwright”) filed an action against the Company in the New York State Supreme Court in New York County. The complaint alleges a breach by the Company of an investment banking engagement letter entered into in October 2021. The Wainwright engagement letter expired in April 2022 without any financing transaction having been completed. The complaint claims that Wainright is entitled, under a “tail provision”, to an 8% fee and 7% warrant coverage on the Company’s $15 million secured convertible note financing. The complaint seeks damages of $1.2 million, 2,169.5 common stock warrants with a per share exercise price of $605, and attorney fees. Subsequent to March 31, 2024, the Company and Wainwright reached a proposed settlement agreement. The proposed settlement will not have a material impact on our financial statements.

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

NOTE 17. SUBSEQUENT EVENTS

As part of the December 19, 2022 Securities Purchase Contract (the “Purchase Contract”) with two institutional investors (the “Investors”), the Company issued to the Investors certain common stock warrants (the “Warrants”). The Warrants have certain “full ratchet” anti-dilution adjustments that are triggered when the Company issues securities with a purchase or conversion, exercise or exchange price that is less than the exercise price of the Warrants then in effect at any time. Under the full ratchet anti-dilution adjustments, if the Company issues new securities at a price lower than the then applicable exercise price, (i) the exercise price is reduced to the lower new issue price and (ii) the number of warrant shares is proportionately increased. The Warrants have been previously adjusted following past issuances of Company securities. As of March 31, 2024, there were 5,596,232 Warrants exercisable at an exercise price of $1.765.

On March 6, 2024 and March 7, 2024, the Company entered into Warrant Repurchase Agreements (the “Repurchase Agreements”), with each of the Investors. Pursuant to the Repurchase Agreements, if the Company closes a new capital raising transaction with gross proceeds in excess of $5 million (“Qualified Financing”), the Company will repurchase the Warrants from the Investors for an aggregate purchase price of $3.6 million. Following the delivery of the purchase price to the Investors, the Investors will relinquish all rights, title and interest in the Warrants and assign the same to the Company, and the Warrants will be cancelled. On April 12, 2024, the Company entered into Amended and Restated Warrant Repurchase Agreements (the “Amendments”) with each of the Investors. Pursuant to the Amendments, on April 12, 2024, the Company and the Investors agreed to the following:

•
First Repurchase. On April 12, 2024, the Investors agree to convey, assign and transfer 50% of the Warrants to the Company in exchange for the payment by the Company for an aggregate purchase price of $1.8 million.
•
Second Repurchase. On or before April 18, 2024, the Investors agree to convey, assign and transfer all remaining Warrants to the Company for an aggregate purchase price of $1.8 million.

To extend the repurchase deadline, on April 12, 2024 the Company agreed to issue the Investors approximately 7.1 million warrants in aggregate at an exercise price of $0.14 per warrant. These warrants will be exercisable at any time, and from time to time, in whole or in part, commencing six months from the closing of the offering and expiring five and a half (5.5) years from the date of issue, and will be exercisable for cash only unless an effective registration statement is not available at the time of exercise, in which case the warrants could be exercised on a cashless basis.

On April 9, 2024 the Company entered into a placement agency agreement (the “Placement Agent Agreement”) with Dawson James Securities Inc. (“Dawson James”) pursuant to which the Company engaged Dawson James as the placement agent for a registered public offering by the Company (the “Offering”), of up to $6 million of shares of common stock or, in lieu of common stock, one prefunded warrant to purchase a share of common stock on a best efforts basis.

The Company agreed to pay Dawson James a placement agent fee in cash equal to 8.00% of the gross proceeds from the sale of the shares of common stock; provided, however, that the placement agent fee shall equal 4% for investors that the Company directs to the Offering. The Company also agreed to reimburse Dawson James for all reasonable travel and other out-of-pocket expenses, including the reasonable fees of legal counsel, not to exceed $155,000.

On April 18, 2024, the Company, completed closings under the Offering of common stock. Aggregate gross proceeds from all closings under the offering total $5.09 million before deducting offering expenses. In the completed closings, the Company has issued an aggregate of (i) 15,179,460 common shares and (ii) 21,162,277 Pre-Funded Warrants. The Pre-Funded Warrants are immediately exercisable at a price of $0.0001 per share of common stock and only expire when such Pre-Funded warrants are fully exercised.

The net proceeds from the closings of the Offering were utilized to retire approximately $200,000 of cash payable and $3.6 million to repurchase and cancel a total of 5,596,232 outstanding common warrants with an exercise price of $1.765 per share that were both issued with our secured notes issued in December 2022. The repurchase of these warrants eliminated a substantial potential future issuance of common stock at a substantially reduced price. These warrants would have been adjusted in accordance with their terms to provide for the purchase of 70,554,495 shares of the Company’s common stock at an exercise price of $0.14 if they had not been repurchased by the Company.

Subsequent to March 31, 2024, 8,766,000 of the pre-funded warrants were exercised into common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes to those financial statements appearing elsewhere in this Form 10-Q and our audited financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 which was filed with the SEC on February 21, 2024. This discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance. As a result of many factors, our actual results may differ materially from those anticipated in these forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. You should carefully read the “Risk Factors” section of this Quarterly Report and of our Annual Report on Form 10-K for the year ended December 31, 2023 to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Forward-Looking Statements.”

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

For the three months ended March 31, 2024, we generated $5,600 of total revenue. As of March 31, 2024, we had an accumulated deficit of $485,016,178.

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

Basis of Presentation: The accompanying unaudited condensed financial statements have been derived from the accounting records of Ascent Solar Technologies, Inc. as of March 31, 2024 and December 31, 2023, and the results of operations for the three months ended March 31, 2024 and 2023.

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

The Company’s significant accounting policies were described in Note 2 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,
	2024	2023	$ Change
Revenues
Products	$5,600	$99,225	$(93,625)
Milestone and engineering	-	25,000	(25,000)
Total Revenues	5,600	124,225	(118,625)

Costs and Expenses
Cost of Revenue	9,388	461,795	(452,407)
Research, development and manufacturing operations	607,233	1,665,694	(1,058,461)
Selling, general and administrative	1,060,041	1,591,821	(531,780)
Share-based compensation	259,234	1,404,450	(1,145,216)
Depreciation and amortization	20,757	25,781	(5,024)
Impairment loss	524,481	-	524,481
Total Costs and Expenses	2,481,134	5,149,541	(2,668,407)
Loss From Operations	(2,475,534)	(5,025,316)	2,549,782

Other Income/(Expense)
Other income/(expense), net	64,323	10,000	54,323
Interest Expense	(126,555)	(1,068,036)	941,481
Total Other Income/(Expense)	(62,232)	(1,058,036)	995,804
Income/(Loss) on Equity Method Investments	24	-	24
Net (Loss)/Income	$(2,537,742)	$(6,083,352)	$3,545,610

Comparison of the Three Months Ended March 31, 2024 and 2023

Total Revenues. Our total revenues decreased by $118,625, or 95%, for the three months ended March 31, 2024 when compared to the same period in 2023. The decrease was primarily due to a customer order and engineering revenue in the prior period were not repeated in the current period.

Cost of revenue. Cost of revenues is primarily comprised of repair and maintenance, material costs, and direct labor and overhead expenses. Our Cost of revenues decreased by $452,407, or 98%, for the three months ended March 31, 2024 when compared to the same period in 2023. This decrease is primarily due to a decrease in manufacturing activities, as the Company focused on product and technology improvements in the current period.

Research, development and manufacturing operations. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. Research, development and manufacturing operations costs also include costs related to technology development. Research, development and manufacturing operations costs decreased by $1,058,461, or 64%, for the three months ended March 31, 2024 when compared to the same period in 2023. This is primarily due to a decrease in preproduction and manufacturing activities, as the Company focused on product and technology improvements in the current period.

Selling, general and administrative. Selling, general and administrative expenses decreased by $531,780, or 33%, for the three months ended March 31, 2024 when compared to the same period in 2023. The decrease in costs is due primarily to decreased personnel compensation and administrative costs.

Share-based compensation. Share-based compensation expense decreased by $1,145,216 or 82% for the three months ended March 31, 2024 when compared to the same period in 2023. The decrease is due to the employment termination of former CEO in April 2023. This is partially offset with Company's grant to employees, directors, and advisory board in 2024.

Impairment loss. The Company recognized an impairment loss of $524,481 on the manufacturing assets purchased from Flisom during the three months ended March 31, 2024 . The Company did not recognize an impairment loss during the same period in 2023.

Other Income/Expense. Other expense was $62,232 for the three months ended March 31, 2024, compared to other expense of $1,058,036 for the same period in 2023, a decline of $995,804. The decline is due primarily to a decrease in interest expense resulting from the accretion of debt discount and interest expense on the convertible debt recognized in the prior period.

Net Loss. Our Net Loss decreased by $3,545,610, or 58%, for the three months ended March 31, 2024 compared to the same period in 2023 due primarily to the items mentioned above.

Liquidity and Capital Resources

The Company currently has limited PV production at its manufacturing facility. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully restarted its production at industrial scale and achieved desired improvements to its PV products. During the three months ended March 31, 2024 the Company used $1,197,861 in cash for operations.

Additionally, projected total revenues are not anticipated to result in a positive cash flow position for the year overall and, as of March 31, 2024, the Company has working capital deficit of $4,724,265. As such, additional financing will be required for the Company to reach a level of sufficient sales to achieve profitability.

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

Statements of Cash Flows Comparison of the Three Months Ended March 31, 2024 and 2023

For the three months ended March 31, 2024, our cash used in operations was $1,197,861 compared to $4,937,627 for the three months ended March 31, 2023, a decrease of $3,739,766. This decrease is primarily due to a decrease in manufacturing activities, as the Company continues to focus on product and technology improvements. For the three months ended March 31, 2024, cash used in investing activities was $0 compared to $54,534 used in investing activities for the three months ended March 31, 2023. This change was primarily the result of a decrease purchase of equipment. During the three months ended March 31, 2024, net cash used in operations of $1,197,861 were primarily funded from 2023 financing agreements.

Off Balance Sheet Transactions

As of March 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

We hold no significant funds and have no significant future obligations denominated in foreign currencies as of March 31, 2024.

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

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our cash equivalents and investment portfolio. As of March 31, 2024, our cash equivalents consisted only of operating accounts held with financial institutions. From time to time, we may hold restricted funds, money market funds, investments in U.S. government securities and high-quality corporate securities. The primary objective of our investment activities is to preserve principal and provide liquidity on demand, while at the same time maximizing the income we receive from our investments without significantly increasing risk. The direct risk to us associated with fluctuating interest rates is limited to our investment portfolio, and we do not believe a change in interest rates will have a significant impact on our financial position, results of operations, or cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Our management conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of March 31, 2024. Based on this evaluation, our management concluded the design and operation of our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Except as discussed in Note 16 to the financial statements, there were no events required to be reported under Item 1 for the three months ended March 31, 2024, within Part II, Item 1 of this report.

Item 1A. Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors disclosed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. Except as set forth below, there have been no material changes to our risk factors from those included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Nasdaq Stockholder Equity Requirement

Nasdaq Listing Rule 5550(b)(1) requires companies listed on Nasdaq to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing. On July 28, 2023, Staff notified the Company that the Equity Rule served as an additional and separate basis for delisting. The Company requested a hearing, which was scheduled for October 12, 2023 (the “October Hearing”). On October 2, 2023, the Company completed a public offering of units for gross proceeds of $10.3 million and regained compliance with the Equity Rule. As a result, on October 11, 2023, the Company did not have to attend the October Hearing.

On March 5, 2024, the Company received notice (the “Second Notice”) from the Staff stating that the Company is not in compliance with the Equity Rule, as, the Company reported stockholders’ equity of $(1,526,611) in its Form 10-K for the year ended December 31, 2023. In our quarterly report on Form 10-Q for the period ended March 31, 2024, the Company reported stockholders’ equity of $(2,550,139).

As a result, the Staff determined to delist the Company’s Common Stock from Nasdaq, unless the Company timely requests an appeal of the Staff’s determination to a Hearings Panel (the “Panel”), pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series.

The Company has a hearing on May 9, 2024 before the Panel to appeal the Second Notice and to address compliance with the Equity Rule.

While the appeal process is pending, the suspension of trading of the Company’s common stock will be stayed and the common stock will continue to trade on Nasdaq through the hearing and the expiration of any additional extension period granted by the Panel following the hearing.

There are no assurances however, that a favorable decision will be obtained from the Panel.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended March 31, 2024.

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

During the first quarter of 2024, none of our directors or executive officers had a Rule 10b5-1 plan in effect.

Item 6. Exhibits

The exhibits listed on the accompanying Index to Exhibits on this Form 10-Q are filed or incorporated into this Form 10-Q by reference.

EXHIBIT INDEX

Exhibit No.	Description

1.1*	2024 Placement Agency Agreement

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form SB-2 filed on January 23, 2006 (Reg. No. 333-131216))

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

3.19

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated September 8, 2023 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on September 15, 2023).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form SB-2/A filed on June 6, 2006 (Reg. No. 333-131216))

4.2	Certificate of Designations of Series A Preferred Stock (filed as Exhibit 4.2 to our Registration Statement on Form S-3 filed July 1, 2013 (Reg. No. 333-189739))

4.3	Description of Securities (incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K filed May 13, 2021)

4.4	Form of 2023 Common Warrant (incorporated by reference to Exhibit 4.4 filed with Amendment No. 3 to the Company’s Registration on Form S-1 (File no. 333-274231))

4.5	Form of 2023 Prefunded Warrant (incorporated by reference to Exhibit 4.6 filed with Amendment No. 3 to the Company’s Registration on Form S-1 (File no. 333-274231))

4.6	Form of 2023 Placement Agent Warrant (incorporated by reference to Exhibit 4.5 filed with Amendment No. 3 to the Company’s Registration on Form S-1 (File no. 333-274231))

4.7	Form of 2023 Common Warrant Agency Agreement (incorporated by reference to Exhibit 4.7 filed with Amendment No. 3 to the Company’s Registration on Form S-1 (File no. 333-274231))

4.8	Form of 2023 Prefunded Warrant Agency Agreement (incorporated by reference to Exhibit 4.8 filed with Amendment No. 3 to the Company’s Registration on Form S-1 (File no. 333-274231))

4.9	Form of 2023 Securities Purchase Agreement (incorporated by reference to Exhibit 4.9 filed with Amendment No. 3 to the Company’s Registration on Form S-1 (File no. 333-274231))

4.10	Form of 2024 Placement Agent’s Warrant (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-1 (File no. 333-277070) Amendment No. 3 filed on April 9, 2024).

4.11	Form of 2024 Pre-Funded Warrant (incorporated by reference to Exhibit 4.6 to our Registration Statement on Form S-1 (File no. 333-277070) Amendment No. 1 filed on February 23, 2024)

4.12

Form of 2024 Pre-Funded Warrant Agency Agreement (incorporated by reference to Exhibit 4.8 filed with Amendment No. 1 to the Company’s Registration on Form S-1 (File no. 333-277070) filed on February 23, 2024)

4.13*	Form of 2024 Common Stock Warrants issued to extend the Warrant Repurchase Agreements

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

10.20†CTR	Employment Agreement between the Company and Jeffrey Max dated September 21, 2022 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 27, 2022)

10.21†	Separation Agreement between the Company and Michael Gilbreth effective December 11, 2022 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 12, 2022)

10.22†	Employment Agreement between the Company and Paul Warley dated December 12, 2022 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 12, 2022)

10.23	Securities Purchase Contract, dated as of December 19, 2022 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 20, 2022)

10.24	Form of Security Agreement, dated as of December 19, 2022 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 20, 2022)

10.25	Form of Registered Advance Note 2022 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on December 20, 2022)

10.26	Form of Private Placement Advance Note (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on December 20, 2022)

10.27	Form of 2022 Common Stock Warrant (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on December 20, 2022)

10.28	Waiver and Amendment Agreement, dated as of March 29, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 29, 2023)

10.29	Amendment to Waiver and Amendment Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 13, 2023)

10.30	Common Stock Securities Purchase Agreement dated April 14, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 20, 2023)

10.31	Asset Purchase Agreement, dated as of April 17, 2023 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on April 21, 2023)

10.32	Transition Services Agreement, dated as of April 17, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 21, 2023)

10.33	Sublease Agreement, dated as of April 17, 2023 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 21, 2023)

10.34	Technology License Agreement, dated as of April 17, 2023 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 21, 2023)

10.35	Letter Agreement, dated as of April 20, 2023 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on April 21, 2023)

10.36†	CEO Employment Agreement between the Company and Paul Warley dated as of May 1, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 3, 2023)

10.37	Waiver and Amendment Agreement, dated as of May 25, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 26, 2023)

10.38	Form of Series 1B Preferred Stock Purchase Agreement dated June 29, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 30, 2023)

10.39	2024 Placement Agent Agreement (incorporated by reference to Exhibit 1.1 filed with Amendment No. 3 to the Company’s Registration on Form S-1 (File no. 333-274231))

10.40†	Employment Agreement between the Company and Bobby Gulati dated as of October 19, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 23, 2023)

10.41†	Employment Agreement between the Company and Jin Jo dated as of October 19, 2023 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 23, 2023)

10.42†	Ascent Solar 2023 Equity Incentive Plan (incorporated by reference to Annex A of our definitive proxy statement dated October 23, 2023)

10.43	Warrant Repurchase Agreement dated March 6, 2024 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 7, 2024)

10.44	Warrant Repurchase Agreement dated March 7, 2024 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 7, 2024)

10.45	Cedar Loan Agreement dated April 17, 2024 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 18, 2024)

31.1*	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

CTR	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†	Denotes management contract or compensatory plan or arrangement.

+

Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

ASCENT SOLAR TECHNOLOGIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of May, 2024.

May 9, 2024	By:	/s/ PAUL WARLEY
Paul Warley Chief Executive Officer (Principal Executive Officer)

May 9, 2024	By:	/s/ JIN H. JO
Jin H. Jo Chief Financial Officer (Principal Financial and Accounting Officer)