Form 10-Q
period 2024-06-30
Ascent Solar Technologies, Inc.
filed 2024-08-06
CIK 1350102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 6, 2024, there were 102,344,843 shares of our common stock issued and outstanding.

ASCENT SOLAR TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2024

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

References to “we,” “us,” “our,” “Ascent,” “Ascent Solar” or the “Company” in this Quarterly Report mean Ascent Solar Technologies, Inc.

ASCENT SOLAR TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

CONDENSED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$5,785,058	$1,048,733
Trade receivables, net of allowance of $0 and $0, respectively	22,324	-
Inventories, net	460,856	447,496
Prepaid and other current assets	149,451	39,279
Total current assets	6,417,689	1,535,508

Property, Plant and Equipment:	19,679,497	21,177,892
Accumulated depreciation	(19,412,704)	(20,131,008)
Property, Plant and Equipment, net	266,793	1,046,884

Other Assets:
Operating lease right-of-use assets, net	2,129,854	2,364,672
Patents, net of accumulated amortization of $178,704 and $173,387 respectively	48,661	53,978
Equity method investment	64,931	68,867
Other non-current assets	1,228,399	1,228,797
	3,471,845	3,716,314
Total Assets	$10,156,327	$6,298,706
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$657,140	$579,237
Related party payables	5,769	4,231
Accrued expenses	1,096,959	1,354,159
Accrued payroll	238,834	160,477
Accrued professional services fees	161,258	849,282
Accrued interest	638,633	628,145
Current portion of operating lease liability	533,503	491,440
Conversions payable (Note 12)	-	1,089,160
Current portion of convertible notes, net	-	354,936
Bridge loan	637,751	-
Other payable	250,000	250,000
Total current liabilities	4,219,847	5,761,067
Long-Term Liabilities:
Non-current operating lease liabilities	1,762,575	2,043,025
Accrued warranty liability	21,225	21,225
Total liabilities	6,003,647	7,825,317
Commitments and contingencies (Note 17)
Stockholders’ Equity (Deficit):
Series A preferred stock, $.0001 par value; 750,000 shares authorized; 48,100 and 48,100 shares issued and outstanding, respectively ($923,386 and $899,069 Liquidation Preference, respectively)	5	5
Common stock, $0.0001 par value, 500,000,000 authorized; 98,825,076 and 3,583,846 shares issued and outstanding, respectively	9,882	358
Additional paid in capital	492,598,096	480,942,526
Accumulated deficit	(488,462,005)	(482,478,436)
Accumulated other comprehensive loss	6,702	8,936
Total stockholders’ equity (deficit)	4,152,680	(1,526,611)
Total Liabilities and Stockholders’ Equity (Deficit)	$10,156,327	$6,298,706

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Products	$27,743	$86,385	$33,343	$185,610
Milestone and engineering	-	14,916	-	39,916
Total Revenues	27,743	101,301	33,343	225,526
Costs and Expenses
Costs of revenue	61,524	666,269	70,912	1,128,064
Research, development and manufacturing operations	506,001	822,321	1,113,231	2,488,016
Selling, general and administrative	1,611,438	1,178,832	2,671,489	2,770,652
Share-based compensation	185,702	560,861	444,928	1,965,311
Depreciation and amortization	18,651	24,443	39,408	50,224
Impairment loss	-	-	524,481	-
Total Costs and Expenses	2,383,316	3,252,726	4,864,449	8,402,267
Loss from Operations	(2,355,573)	(3,151,425)	(4,831,106)	(8,176,741)
Other Income/(Expense)
Other income/(expense), net	(37,988)	-	26,333	10,000
Warrant settlement (Note 15)	(743,459)	-	(743,459)	-
Interest expense	(307,081)	(761,877)	(433,635)	(1,829,913)
Total Other Income/(Expense)	(1,088,528)	(761,877)	(1,150,761)	(1,819,913)
Income/(Loss) on Equity Method Investments	(1,726)	(170)	(1,702)	(170)
Net Income/(Loss)	$(3,445,827)	$(3,913,472)	$(5,983,569)	$(9,996,824)
Net Income/(Loss) Per Share (Basic and Diluted)	$(0.07)	$(66.40)	$(0.21)	$(105.08)
Weighted Average Common Shares Outstanding (Basic)	50,995,733	234,439	27,876,905	206,041
Weighted Average Common Shares Outstanding (Diluted)	50,995,733	234,439	27,876,905	206,041
Other Comprehensive Income/(Loss)
Foreign currency translation gain/(loss)	(522)	(4,836)	(2,234)	1,870
Net Comprehensive Income/(Loss)	$(3,446,349)	$(3,918,308)	$(5,985,803)	$(9,994,954)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

For the Three and Six Months Ended June 30, 2024

	Series A Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Other Accumulated Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance at January 1, 2024	48,100	$5	3,583,846	$358	$480,942,526	$(482,478,436)	$8,936	$(1,526,611)
Conversion of L1 Note into Common Stock	-	-	2,411,788	241	1,256,451	-	-	1,256,692
Exercise of prefunded warrants	-	-	715,111	72	(72)	-	-	-
Share-based compensation	-	-	-	-	259,234	-	-	259,234
Net Loss	-	-	-	-	-	(2,537,742)	-	(2,537,742)
Foreign Currency Translation Loss	-	-	-	-	-	-	(1,712)	(1,712)
Balance at March 31, 2024	48,100	$5	6,710,745	$671	$482,458,139	$(485,016,178)	$7,224	$(2,550,139)
Sale of common stock	-	-	15,179,460	1,518	4,453,722	-	-	4,455,240
Exercise of prefunded warrants	-	-	21,162,277	2,116	(2,116)	-	-	-
Share-based compensation	-	-	79,951	8	170,741	-	-	170,749
Proceeds from sale on ATM facility, net of expenses of $617,694	-	-	55,342,643	5,534	8,335,686	-	-	8,341,220
Common stock issued to settle liabilities	-	-	350,000	35	38,465	-	-	38,500
Warrant repurchase	-	-	-	-	(3,600,000)	-	-	(3,600,000)
Warrant settlement	-	-	-	-	743,459	-	-	743,459
Net Loss	-	-	-	-	-	(3,445,827)	-	(3,445,827)
Foreign Currency Translation Loss	-	-	-	-	-	-	(522)	(522)
Balance at June 30, 2024	48,100	$5	98,825,076	$9,882	$492,598,096	$(488,462,005)	$6,702	$4,152,680

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

For the Three and Six Months Ended June 30, 2023

	Series A Preferred Stock		Series 1B Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Other Accumulated Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance at January 1, 2023	48,100	$5	-	$-	259,323	$26	$448,343,153	$(447,427,862)	$(16,024)	$899,298
Conversion of L1 Note into Common Stock	-	-	-	-	7,200	1	508,739	-	-	508,740
Conversion of Sabby Note into Common Stock	-	-	-	-	10,255	1	1,083,717	-	-	1,083,718
Share-based compensation	-	-	-	-	-	-	1,404,450	-	-	1,404,450
Net Loss	-	-	-	-	-	-	-	(6,083,352)	-	(6,083,352)
Foreign Currency Translation Loss	-	-	-	-	-	-	-	-	6,706	6,706
Balance at March 31, 2023	48,100	$5	-	$-	276,778	$28	$451,340,059	$(453,511,214)	$(9,318)	$(2,180,440)
Conversion of L1 Note into Common Stock	-	-	-	-	37,929	4	732,074	-	-	732,078
Conversion of Sabby Note into Common Stock	-	-	-	-	52,775	5	1,039,926	-	-	1,039,931
Share-based compensation	-	-	-	-	-	-	560,861	-	-	560,861
Proceeds from issuance of Series 1B Preferred Stock	-	-	900	-	-	-	900,000	-	-	900,000
Preferred Stock issuance cost							(20,000)			(20,000)
Common stock issued for services	-	-	-	-	1,425	-	92,750	-	-	92,750
Down round deemed dividend	-	-	-	-	-	-	11,653,986	(11,653,986)	-	-
Net Loss	-	-	-	-	-	-	-	(3,913,472)	-	(3,913,472)
Foreign Currency Translation Loss	-	-	-	-	-	-	-	-	(4,836)	(4,836)
Balance at June 30, 2023	48,100	$5	900	$-	368,907	$37	$466,299,656	$(469,078,672)	$(14,154)	$(2,793,128)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	June 30,
	2024	2023
Operating Activities:
Net income/(loss)	$(5,983,569)	$(9,996,824)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	39,408	50,224
Share-based compensation	444,924	1,965,311
Stock issued for services	38,500	—
Stock issued for warrant settlement	743,459	—
Operating lease asset amortization	234,818	394,638
Amortization of debt discount	64,017	1,542,085
Loss on equity method investment	1,702	170
Inventory reserve expense	(35,915)	83,357
Impairment loss	524,481	—
Other	(14,941)	—
Changes in operating assets and liabilities:
Accounts receivable	(22,324)	(13,147)
Inventories	22,555	(146,362)
Prepaid expenses and other current assets	(109,774)	17,330
Accounts payable	77,903	557,146
Related party payable	1,538	(51,971)
Operating lease liabilities	(238,387)	(384,708)
Accrued interest	10,488	113,909
Accrued expenses	(645,348)	(708,984)
Net cash used in operating activities	(4,846,465)	(6,577,826)
Investing Activities:
Payments on purchase of assets	—	(3,841,373)
Patent activity costs	—	(8,169)
Net cash used in investing activities	—	(3,849,542)
Financing Activities:
Proceeds from issuance of Series 1B Preferred Stock	—	880,000
Proceeds from bridge loans	1,153,750	—
Repayment of bridge loans	(560,756)	—
Proceeds from issuance of Common Stock	12,796,460	—
Warrant repurchase	(3,600,000)	—
Payment of convertible notes and cash payable	(206,664)	(1,025,423)
Net cash provided by (used in) financing activities	9,582,790	(145,423)
Effect of foreign exchange rate on cash	—	(4,606)
Net change in cash and cash equivalents	4,736,325	(10,577,397)
Cash and cash equivalents at beginning of period	1,048,733	11,483,018
Cash and cash equivalents at end of period	$5,785,058	$905,621
Non-Cash Transactions:
Exercise of prefunded warrants	$2,188	$—
Non-cash conversions of convertible notes to equity	$1,256,692	$3,364,467
Down round deemed dividend	$—	$11,653,986
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$258,000	$173,600

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

NOTE 2. BASIS OF PRESENTATION

The accompanying, unaudited, condensed financial statements have been derived from the accounting records of the Company as of June 30, 2024, and December 31, 2023, and the results of operations for the three and six months ended June 30, 2024, and 2023.

The accompanying, unaudited, condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and footnotes typically found in U.S. GAAP audited annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. The Condensed Balance Sheet at December 31, 2023, has been derived from the audited financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. These condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were described in Note 2 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to our accounting policies as of June 30, 2024.

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

During the three months ended June 30, 2024 and 2023, the Company recognized product revenue of $27,743 and $86,385, respectively. During the six months ended June 30, 2024 and 2023, the Company recognized product revenue of $33,343 and $185,610, respectively.

Milestone and engineering revenue. Each milestone and engineering arrangement is a separate performance obligation. The transaction price is estimated using the most likely amount method and revenue is recognized as the performance obligation is satisfied through achieving manufacturing, cost, or engineering targets. During the three months ended June 30, 2024 and 2023, the Company recognized total milestone and engineering revenue of $0 and $14,916, respectively. During the six months ended June 30, 2024 and 2023, the Company recognized total milestone and engineering revenue of $0 and $39,916, respectively.

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

No government contract revenue was recognized during the three and six months ended June 30, 2024 and 2023.

Accounts Receivable. As of June 30, 2024 and December 31, 2023, the Company had an accounts receivable, net balance of $22,324 and $0, respectively. As of June 30, 2024 and December 31, 2023, the Company had an allowance for doubtful accounts of $0 and $0, respectively.

Deferred revenue for the six months ended June 30, 2024 was as follows:

Balance as of January 1, 2024	$935
Additions	7,700
Recognized as revenue	(3,425)
Balance as of June 30, 2024	$5,210

Other Assets: Other assets is comprised of the following:

	June 30,	December 31,
	2024	2023
Lease security deposit	$625,000	$625,000
Spare machine parts	603,399	603,797
Total Other Assets	$1,228,399	$1,228,797

Earnings per Share: Earnings per share (“EPS”) are the amount of earnings attributable to each share of common stock. Basic EPS has been computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Income available to common stockholders has been computed by deducting dividends accumulated for the period on cumulative preferred stock (whether or not earned) and deemed dividends due to down round financings from net income. For the three and six months ended June 30, 2023, income available to common stockholders was adjusted for deemed dividends due to down round financings of $11,653,986 (See Note 10 in the Company's Annual Report on Form 10-K for the year ended December 31, 2023). Diluted earnings per share has been computed by dividing income available to common stockholders adjusted on an if-converted basis for the period by the weighted average number of common shares and potentially dilutive common share outstanding (which consist of warrants, options, restricted stock units and convertible securities using the if-converted or treasury stock method to the extent they are dilutive). Approximately 11.2 million and 0.28 million shares of dilutive shares were excluded from the three months period ended June 30, 2024 and 2023, respectively, EPS calculation as their impact is antidilutive. Approximately 7.6 million and 0.28 million shares of dilutive shares were excluded from the six months period ended June 30, 2024 and 2023, respectively, EPS calculation as their impact is antidilutive.

Net loss attributable to common shareholders for the three and six months ended June 30, 2023 was as follows:

	Three months ended	Six months ended
	June 30, 2023	June 30, 2023
Net Loss	$(3,913,472)	$(9,996,824)
Down round deemed dividend	(11,653,986)	(11,653,986)
Net Loss attributable to common shareholders	(15,567,458)	(21,650,810)
Earnings Per Share (Basic and Diluted)	(66.40)	(105.08)

Recently Issued Accounting Policies

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

NOTE 4. LIQUIDITY, CONTINUED OPERATIONS, AND GOING CONCERN

During the year ended December 31, 2023, the Company sold Series 1B preferred stock and completed a public offering to fund operations. Further discussion of these transactions can be found in Notes 13 and 14 in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. The Company continues to enter into financing arrangements in 2024 to fund operations.

The Company currently has limited production capabilities in its Thornton facility and continues to focus on restarting production at industrial scale while continuing its research and development activities to improve its PV products. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented this strategy. During the six months ended June 30, 2024, the Company used $4,846,465 in cash for operations.

Current committed product revenues are not anticipated to result in a positive cash flow position for the next twelve months and although the Company has, as of June 30, 2024, working capital of $2,197,842, Management does not believe cash liquidity is sufficient for the next twelve months and will require additional financing or committed purchase orders.

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

As a result of the Company’s recurring losses from operations and the potential need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises doubt as to the Company’s ability to continue as a going concern.

Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These condensed financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 5. RELATED PARTY TRANSACTIONS

In September 2021, the Company and TubeSolar AG ("TubeSolar"), a former significant stakeholder in the Company, entered into a Long-Term and Joint Development Agreement ("JDA") where the Company would provide PV foils for use in TubeSolar's solar modules for agricultural photovoltaic applications.The Company and TubeSolar also jointly established Ascent Solar Technologies Germany GmbH (“Ascent Germany”), in which TubeSolar holds of 30% of the entity. Ascent Germany was established to operate a PV manufacturing facility in Germany that will produce and deliver PV Foils exclusively to TubeSolar. There were no Company contributions to Ascent Germany during the six months ended June 30, 2024 and 2023.

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

During the year ended December 31, 2023, Management concluded that these assets were impaired and recognized an impairment loss of $3,283,715. The remaining carrying value of the Assets, as of December 31, 2023, was $786,000. On April 1, 2024, the Company entered into an agreement with the manufacturing facility landlord (“Landlord”) and sold all but one piece of equipment from the Assets to the Landlord for 1 CHF and forgiveness of $221,519 in payables and any potential future claims the manufacturing facility Landlord may have. The carrying value of the Assets sold was $746,000.

At March 31, 2024, the Company designated the Assets as assets held for sale as all of the following criteria have been met: (i) a formal commitment to a plan to sell a property has been made and exercised; (ii) the property is available for sale in its present condition; (iii) actions required to complete the sale of the property have been initiated; (iv) sale of the property is probable and we expect the sale will occur within one year; and (v) the property is being actively marketed for sale at a price that is reasonable given its current market value. Assets held for sale were recorded in Property, Plant and Equipment, net in the unaudited condensed balance sheets.

Upon designation as an asset held for sale, the Company recorded the carrying value of the property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and depreciation of the property ceases. As the estimated fair value of $221,519, the price the Company sold the Assets for is less than their carrying value, the Company recorded an impairment loss of $524,481. Upon completion of the sale, on April 1, 2024, the Company wrote off the remaining carrying value of the Assets and the payables to the Landlord.

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

The following table summarizes property, plant and equipment as of June 30, 2024 and December 31, 2023:

	As of June 30,	As of December 31,
	2024	2023
Furniture, fixtures, computer hardware and computer software	$468,588	$468,588
Manufacturing machinery and equipment	19,162,828	20,661,222
Leasehold improvements	15,994	15,995
Manufacturing machinery and equipment, in progress	32,087	32,087
Depreciable property, plant and equipment	19,679,497	21,177,892
Less: Accumulated depreciation and amortization	(19,412,704)	(20,131,008)
Net property, plant and equipment	$266,793	$1,046,884

Depreciation expense for the three months ended June 30, 2024 and 2023 was $17,045 and $19,650, respectively. Depreciation expense for the six months ended June 30, 2024 and 2023 was $34,091 and $40,639, respectively. Depreciation expense is recorded under “Depreciation and amortization expense” in the unaudited Condensed Statements of Operations.

NOTE 8. OPERATING LEASE

The Company’s lease is primarily comprised of manufacturing and office space. This lease is classified and accounted for as an operating lease. The building lease term is for 88 months commencing on September 21, 2020 at a rent of $50,000 per month including taxes, insurance and common area maintenance until December 31, 2020. Beginning January 1, 2021, the rent adjusted to $80,000 per month on a triple net basis and shall increase at an annual rate of 3% per annum until December 31, 2027.

Effective September 1, 2023, the lease was amended to reduce the rentable square feet from approximately 100,000 to approximately 75,000 square feet and the rent and tenant share of expenses were decreased in proportion to the reduction in the rentable square feet.

As of June 30, 2024 and December 31, 2023, assets and liabilities related to the Company’s leases were as follows:

	As of June 30,	As of December 31,
	2024	2023
Operating lease right-of-use assets, net	$2,129,854	$2,364,672
Current portion of operating lease liability	533,503	491,440
Non-current portion of operating lease liability	1,762,575	2,043,025

During the three months ended June 30, 2024 and 2023, the Company recorded operating lease expense included in selling, general and administrative expenses of $190,497 and $271,542, respectively. During the six months ended June 30, 2024 and 2023, the Company recorded operating lease expense included in selling, general and administrative expenses of $380,995 and $533,910, respectively.

Future maturities of the operating lease liability are as follows:

Remainder of 2024	$384,565
2025	792,203
2026	815,969
2027	840,449
Total lease payments	2,833,186
Less amounts representing interest	(537,108)
Present value of lease liability	$2,296,078

The remaining weighted average lease term and discount rate of the operating leases is 42 months and 7.0%, respectively.

NOTE 9. INVENTORIES

Inventories, net of reserves, consisted of the following at June 30, 2024 and December 31, 2023:

	As of June 30,	As of December 31,
	2024	2023
Raw materials	$460,165	$445,721
Work in process	691	1,775
Finished goods	-	-
Total	$460,856	$447,496

NOTE 10. BRIDGE LOAN

	Principal Balance 1/1/2024	New loans	Principal Payments	Principal Balance 6/30/2024	Discount	Bridge Loan, net of discount
Bridge Loans	$—	$1,240,800	$(560,756)	$680,044	$(42,293)	$637,751

On February 27, 2024, the Company entered into a loan agreement ("Loan 1") with a lender ("Lender") for an aggregate principal amount of $375,000. The Company paid origination fees of $25,000 for net proceeds of $350,000. The discount is recorded as interest expense ratably over the term of the loan. Under Loan 1, the Company will make weekly payments of $19,420 for 28 weeks for a total repayment of $543,750. The Company also had an early repayment option where the Company would repay an aggregate of $478,125 if repaid by April 15, 2024.

On April 17, 2024, the Company entered into a new loan agreement ("Loan 2") with the Lender. Under Loan 2, the Company borrowed an aggregate principal amount of $685,000, incurred origination fees of $34,250, and repaid the outstanding balance of Loan 1 of $428,310 for net proceeds of $222,440. Under Loan 2, the Company will make weekly payments of $31,000 for 32 weeks for a total repayment of $993,250. This loan is secured by a lien on the Company's assets.

As of June 30, 2024, principal and interest payable on Loan 2 was $524,420 and $5,452, respectively. The Company also recognized $360,039 in interest expense during the six months ended June 30, 2024.

On April 1 and 2, 2024, the Company closed two loan agreements with a different lender ("Lender 2") for an aggregate principal amount of $180,800. These loans have an original issuance discount of $20,800 for net proceeds of $160,000. The Company will repay a total of $202,496 under these loans. The loans mature on January 1, 2025 and are payable in monthly installments as defined in the loan agreements. Upon a default event, outstanding principal and interest payable is convertible into Company stock at a 25% discount; however, the conversion price cannot be below $0.25.

At June 30, 2024, principal and interest payable on these loans was $155,624 and $5,980, respectively. The Company also recognized $17,962 in interest expense during the six months ended June 30, 2024.

The carrying amount of these bridge loans approximate fair value due to its short maturity and because the Company's current borrowing rate does not materially differ from market rates for similar bank borrowings and is considered to be Level 2 input on the fair value hierarchy.

NOTE 11. OTHER PAYABLE

On June 30, 2017, the Company entered into an agreement with a vendor (“Vendor”) to convert the balance of their account into a note payable in the amount of $250,000. The note bears interest of 5% per annum and matured on February 28, 2018. As of June 30, 2024, the Company had not made any payments on this note, the accrued interest was $87,568, and the note is due upon demand. This note is recorded as Other payable in the unaudited Condensed Balance Sheets.

NOTE 12. CONVERTIBLE NOTES

The following table provides a summary of the activity of the Company's secured, convertible, promissory notes:

	Principal Balance 12/31/2023	Notes converted	Notes paid	Net Principal Balance 6/30/2024
L1 Capital Global Opportunities Master Fund, Ltd	$406,667	$(400,000)	$(6,667)	$—

During the six months ended June 30, 2024, $400,000 of principal was converted for 618,384 shares of common stock. The note matured on June 19, 2024 and the Company paid the remaining principal and interest payable. During the three months ended June 30, 2024 and 2023, the Company had interest expense of $463 and $746,578, respectively, of which, $397 and $640,438, respectively was due to accretion of discount on the note. During the six months ended June 30, 2024 and 2023, the Company had interest expense of $463,397 and $1,799,506, respectively, of which, $19,260 and $1,542,097, respectively was due to accretion of discount on the note.

Conversions Payable represents the economic difference between the applicable conversion price of the notes payable and floor price of $0.65. This amount is payable either in shares valued as the VWAP on the conversion day or in cash. If the VWAP on the conversion day is less than the floor price, then the economic different between the conversion day VWAP and the floor price becomes payable in cash and is recorded as Cash payable on the unaudited Condensed Balance Sheet. During the three months ended March 31, 2024, $1,279,782 of conversions payable was converted into 1,793,404 shares of common stock and $199,997 of Cash payable. The Cash payable was paid in April 2024 with the close of the Company's public offering (see Note 15).

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

The Series A Preferred Stock may be converted into shares of common stock at the option of the Company if the closing price of the common stock exceeds $232 million, adjusted for reverse stock splits, for twenty consecutive trading days, or by the holder at any time. The Company has the right to redeem the Series A Preferred Stock at a price of $8.00 per share, plus any accrued and unpaid dividends, plus the make-whole amount (if applicable). At June 30, 2024, the preferred shares were not eligible for conversion to common shares at the option of the Company. The holder of the preferred shares may convert to common shares at any time. After making adjustment for the Company’s prior reverse stock splits, all 48,100 outstanding Series A preferred shares are convertible into less than one common share. Upon any conversion (whether at the option of the Company or the holder), the holder is entitled to receive any accrued but unpaid dividends.

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

As of June 30, 2024, there were 48,100 shares of Series A Preferred Stock outstanding and accrued and unpaid dividends of $538,586.

NOTE 14. SERIES Z PREFERRED STOCK

On June 20, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Paul Warley, the Company’s Chief Executive Officer (the “Purchaser”) pursuant to which it issued and sold one (1) share (the “Share”) of the Company’s newly designated Series Z Preferred Stock, par value $0.0001 per share (the “Series Z Preferred Stock”), to such Purchaser for an aggregate purchase price of $1,000.

The Share of Series Z Preferred Stock is not convertible into, or exchangeable for, shares of any other class or series of stock or other securities of the Company. The Share of Series Z Preferred Stock has no rights with respect to any distribution of assets of the Company, including upon a liquidation, bankruptcy, reorganization, merger, acquisition, sale, dissolution or winding up of the Company, whether voluntarily or involuntarily. The holder of the Share of Series Z Preferred Stock will not be entitled to receive dividends of any kind.

The outstanding share of Series Z Preferred Stock shall be redeemed in whole, but not in part, at any time (i) if such redemption is ordered by the Board of Directors in its sole discretion or (ii) automatically upon the effectiveness of the amendment to the Certificate of Incorporation implementing a reverse stock split. Upon such redemption, the holder of the Series Z Preferred Stock will receive consideration of $1,000 in cash.

The Share of Series Z Preferred Stock will have 180,000,000 votes and will vote together with the outstanding shares of the Company’s common stock as a single class exclusively with respect to any proposal to amend the Company’s Certificate of Incorporation to effect a reverse stock split of the Company’s common stock. The Share of Series Z Preferred Stock will be voted, without action by the holder, on any such reverse stock split proposal in the same proportion as shares of common stock are voted on such proposal (excluding any common shares that are not voted). The Series Z Preferred Stock otherwise has no voting rights, except as may otherwise be required by the General Corporation Law of the State of Delaware.

The Series Z Preferred Stock is recorded as Accrued Expenses in the unaudited Condensed Balance Sheets.

NOTE 15. STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

At June 30, 2024, the Company had 500 million shares of common stock, $0.0001 par value, authorized for issuance. Each share of common stock has the right to one vote. As of June 30, 2024, the Company had 98,825,076 shares of common stock outstanding. The Company has not declared or paid any dividends related to the common stock during the three or six months ended June 30, 2024 and 2023.

During the six months ended June 30, 2024, $400,000 million of convertible debt principal was converted into 618,384 shares of common stock $1,279,782 of conversions payable was converted into 1,793,404 shares of common stock. 350,000 shares of common stock was also issued to settle liabilities.

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

To extend the repurchase deadline, on April 12, 2024 the Company agreed to issue the Investors approximately 7.1 million warrants in aggregate at an exercise price of $0.14 per warrant. These warrants will be exercisable at any time, and from time to time, in whole or in part, commencing six months from the closing of the offering and expiring five and a half (5.5) years from the date of issue, and will be exercisable for cash only unless an effective registration statement is not available at the time of exercise, in which case the warrants could be exercised on a cashless basis. The Company recorded an expense of $743,459 as Warrant settlement expense on the unaudited Condensed Statement of Operations and Comprehensive Income. The expense represents the estimated fair value of the warrants at the issuance date and was determined using the Black Scholes model using the following inputs:

Inputs
Expected stock price volatility	154.5%
Dividend yield	0%
Risk-free interest rate	4.75%
Expected life of the warrants (in years)	2.75

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

On April 18, 2024, the Company, completed closings under the Offering of common stock. Aggregate gross proceeds from all closings under the offering total $5.09 million before deducting offering expenses. In the completed closings, the Company issued an aggregate of (i) 15,179,460 common shares and (ii) 21,162,277 Pre-Funded Warrants. The Pre-Funded Warrants are immediately exercisable at a price of $0.0001 per share of common stock and only expire when such Pre-Funded warrants are fully exercised.

As of June 30, 2024, all 21,162,277 of the Pre-Funded Warrants were exercised into common stock.

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

On May 16, 2024, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”), to sell shares of its common stock, par value $0.0001 per share (the “Shares”), having an aggregate sales price of up to $4,219,000, from time to time, through an “at the market offering” program under which Wainwright will act as sales agent. The sales, if any, of the Shares made under the ATM Agreement will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on or through the Nasdaq Capital Market or on any other existing trading market for the Company’s common stock. The Company will pay Wainwright a commission rate equal to 3.0% of the aggregate gross proceeds from each sale of Common Stock and will also reimburse Wainwright for certain specified expenses in connection with entering into the ATM Agreement, including certain fees and out-of-pocket expenses of its legal counsel.

On May 23, 2024, the Company increased the amount available for sale under the ATM Agreement, up to an additional aggregate offering price of $4,344,000 and on May 30, 2024, the Company again increased the amount available for sale under the ATM Agreement by an additional aggregate offering price of $3,981,000.

As of June 30, 2024, the Company sold 55,342,643 shares of common stock at an average price of $0.162 per share, resulting in aggregate gross proceeds of approximately $8.96 million. The Company anticipates that the at-the-market offering will continue throughout the next reporting period.

Preferred Stock

At June 30, 2024, the Company had 25 million shares of preferred stock, $0.0001 par value, authorized for issuance. Preferred stock may be issued in classes or series. Designations, powers, preferences, rights, qualifications, limitations and restrictions are determined by the Company’s Board of Directors.

The following table summarizes the designations, shares authorized, and shares outstanding for the Company’s Preferred Stock:

Preferred Stock Series Designation	Shares Authorized	Shares Outstanding
Series A	750,000	48,100
Series 1A	5,000	—
Series B-1	2,000	—
Series B-2	1,000	—
Series 1B	900	—
Series C	1,000	—
Series D	3,000	—
Series D-1	2,500	—
Series E	2,800	—
Series F	7,000	—
Series G	2,000	—
Series H	2,500	—
Series I	1,000	—
Series J	1,350	—
Series J-1	1,000	—
Series K	20,000	—
Series Z	1	1

Warrants

As of June 30, 2024, there are 11,877,142 outstanding warrants with exercise prices between $0.14 and $1,060 per share.

Series A Preferred Stock

Refer to Note 13 for information on Series A Preferred Stock.

Series Z Preferred Stock

Refer to Note 14 for information on Series Z Preferred Stock.

Series 1A, B-1, B-2, C, D, D-1, E, F, G, H, I, J, J-1, and K Preferred Stock

There were no transactions involving the Series 1A, B-1, B-2, C, D, D-1, E, F, G, H, I, J, J-1, or K during the three and six months ended June 30, 2024.

NOTE 16. SHARE-BASED COMPENSATION

In January 2024, the Company granted 459,000 shares of restricted stock units to employees and directors. One third of these shares vested on March 31, 2024. The remaining unvested shares will vest prorata on January 1, 2025 and January 1, 2026. The Company also granted members of our advisory board an aggregate of 20,000 shares of restricted stock units. The advisory shares originally vested prorata on January 1, 2025 and January 1, 2026; however, were amended to vest prorata on June 30, 2024 and January 1, 2025.

The Company had a total of 316,964 unvested units as of June 30, 2024 that are expected to vest in the future. Total unrecognized share-based compensation expense from the remaining unvested restricted stock as of June 30, 2024 was approximately $1,220,860 and is expected to be recognized over 1.75 years. The following table summarizes non-vested restricted stock and the related activity as of June 30, 2024:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2024	1,867	$596.00
Granted	481,000	0.76
Vested	(163,903)	1.61
Forfeited	(2,000)	0.77
Non-vested at June 30, 2024	316,964	$5.06

The fair values of the respective vesting dates of RSUs were approximately $61,563 and $233,731 for the six months ended June 30, 2024 and 2023, respectively.

NOTE 17. COMMITMENTS AND CONTINGENCIES

On August 15, 2023, H.C. Wainwright & Co., LLC (“Wainwright”) filed an action against the Company in the New York State Supreme Court in New York County. The complaint alleges a breach by the Company of an investment banking engagement letter entered into in October 2021. The Wainwright engagement letter expired in April 2022 without any financing transaction having been completed. The complaint claims that Wainright is entitled, under a “tail provision”, to an 8% fee and 7% warrant coverage on the Company’s $15 million secured convertible note financing. The complaint seeks damages of $1.2 million, 2,169.5 common stock warrants with a per share exercise price of $605, and attorney fees. On May 15, 2024, the Company and Wainwright reached a settlement agreement. The settlement did not have a material impact on our financial statements.

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

NOTE 18. SUBSEQUENT EVENTS

Subsequent to June 30, 2024, the Company sold 3,519,100 shares of common stock under the ATM Agreement at an average price of $0.113 per share, resulting in aggregate gross proceeds of approximately $399,300.

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

For the six months ended June 30, 2024, we generated $33,343 of total revenue. As of June 30, 2024, we had an accumulated deficit of $488,462,005.

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

Basis of Presentation: The accompanying unaudited condensed financial statements have been derived from the accounting records of Ascent Solar Technologies, Inc. as of June 30, 2024 and December 31, 2023, and the results of operations for the three and six months ended June 30, 2024 and 2023.

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

The Company’s significant accounting policies were described in Note 3 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to our accounting policies as of June 30, 2024.

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

	Three Months Ended June 30,
	2024	2023	$ Change
Revenues
Products	$27,743	$86,385	$(58,642)
Milestone and engineering	-	14,916	(14,916)
Total Revenues	27,743	101,301	(73,558)

Costs and Expenses
Cost of Revenue	61,524	666,269	(604,745)
Research, development and manufacturing operations	506,001	822,321	(316,320)
Selling, general and administrative	1,611,438	1,178,832	432,606
Share-based compensation	185,702	560,861	(375,159)
Depreciation and amortization	18,651	24,443	(5,792)
Impairment loss	-	-	-
Total Costs and Expenses	2,383,316	3,252,726	(869,410)
Loss From Operations	(2,355,573)	(3,151,425)	795,852

Other Income/(Expense)
Other income/(expense), net	(37,988)	-	(37,988)
Warrant settlement (Note 15)	(743,459)	-	(743,459)
Interest Expense	(307,081)	(761,877)	454,796
Total Other Income/(Expense)	(1,088,528)	(761,877)	(326,651)
Income/(Loss) on Equity Method Investments	(1,726)	(170)	(1,556)
Net (Loss)/Income	$(3,445,827)	$(3,913,472)	$467,645

Total Revenues. Our total revenues decreased by $73,558, or 73%, for the three months ended June 30, 2024 when compared to the same period in 2023. This is primarily due to a large customer order and engineering revenue in the prior period that was not repeated in the current period.

Cost of revenue. Cost of revenues is primarily comprised of repair and maintenance, material costs, and direct labor and overhead expenses. Our Cost of revenues decreased by $604,745, or 91%, for the three months ended June 30, 2024 when compared to the same period in 2023. This decrease is primarily due to a decrease in manufacturing activities as the Company continued to focused on product and technology improvements in the current period.

Research, development and manufacturing operations. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. It also includes costs related to technology development. Research, development and manufacturing operations costs decreased by $316,320, or 38%, for the three months ended June 30, 2024 when compared to the same period in 2023. This is primarily due to a decrease in preproduction and manufacturing operations cost as the Company continued to focused on product and technology improvements in the current period.

Selling, general and administrative. Selling, general and administrative expenses increased by $432,606, or 37%, for the three months ended June 30, 2024 when compared to the same period in 2023. The increase in costs is due primarily to increased employee expenses. The increase is also due to the annual shareholders' meeting costs and other administrative costs.

Share-based compensation. Share-based compensation expense decreased by $375,159 or 67% for the three months ended June 30, 2024 when compared to the same period in 2023. The decrease is due to the termination of our former CEO in April 2023. This is partially offset with the Company's RSU grant to employees, directors, and advisory board in 2024.

Other Income/Expense. Other expense was $1,088,528 for the three months ended June 30, 2024, compared to other expense of $761,877 for the same period in 2023, an increase of $326,651. The increase is due primarily to the warrant settlement expense incurred in the current period and interest on the bridge loans partially offset by a decrease in interest expense resulting from the conversions and payoff of the December 2022 convertible debt.

Net Loss. Our Net Loss decreased by $467,645, or 12%, for the three months ended June 30, 2024 compared to the same period in 2023 due primarily to the items mentioned above.

Comparison of the Six Months Ended June 30, 2024 and 2023

	Six Months Ended June 30,
	2024	2023	$ Change
Revenues
Product Revenue	$33,343	$185,610	$(152,267)
Milestone and engineering	-	39,916	(39,916)
Total Revenues	33,343	225,526	(192,183)

Costs and Expenses
Cost of Revenue	70,912	1,128,064	(1,057,152)
Research, development and manufacturing operations	1,113,231	2,488,016	(1,374,785)
Selling, general and administrative	2,671,489	2,770,652	(99,163)
Share-based compensation	444,928	1,965,311	(1,520,383)
Depreciation and amortization	39,408	50,224	(10,816)
Impairment loss	524,481	-	524,481
Total Costs and Expenses	4,864,449	8,402,267	(3,537,818)
Loss From Operations	(4,831,106)	(8,176,741)	3,345,635

Other Income/(Expense)
Other Income/(Expense), net	26,333	10,000	16,333
Warrant settlement	(743,459)	-	(743,459)
Interest Expense	(433,635)	(1,829,913)	1,396,278
Total Other Income/(Expense)	(1,150,761)	(1,819,913)	669,152
Income/(Loss) on Equity Method Investments	(1,702)	(170)	(1,532)
Net (Loss)/Income	$(5,983,569)	$(9,996,824)	$4,013,255

Total Revenues. Our total revenues decreased by $192,183, or 85%, for the six months ended June 30, 2024 when compared to the same period in 2023. This is primarily due to a large customer order and engineering revenue in the prior period that was not repeated in the current period.

Cost of revenue. Cost of revenues is primarily comprised of repair and maintenance, material costs, and direct labor and overhead expenses. Our Cost of revenues decreased by $(1,057,152), or 94%, for the six months ended June 30, 2024 when compared to the same period in 2023. This decrease is primarily due to a decrease in manufacturing activities as the Company continued to focused on product and technology improvements in the current period.

Research, development and manufacturing operations. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. Research, development and manufacturing operations costs also include costs related to technology development. Research, development and manufacturing operations costs decreased by $1,374,785, or 55%, for the six months ended June 30, 2024 when compared to the same period in 2023. This is primarily due to a decrease in preproduction and manufacturing operations cost as the Company continued to focused on product and technology improvements in the current period.

Selling, general and administrative. Selling, general and administrative expenses decreased by $99,163, or 4% for the six months ended June 30, 2024 when compared to the same period in 2023. This decrease is primarily due to lower personnel and administrative costs incurred during the first quarter in the current period when compared to the prior period partially offset by higher personnel and administrative costs incurred during the second quarter in the current period when compared to the prior period.

Share-based compensation. Share-based compensation expense decreased by $1,520,383 or 77% for the six months ended June 30, 2024 when compared to the same period in 2023. The decrease is due to the termination of our former CEO in April 2023. This is partially offset with the Company's RSU grant to employees, directors, and advisory board in 2024.

Other Income/Expense. Other expense was $1,150,761 for the six months ended June 30, 2024, compared to other expense of $1,819,913 for the same period in 2023, a decrease of $669,152. The decrease is due primarily to a decrease in interest expense resulting from the conversions and payoff of the December 2022 convertible debt partially offset by the interest on the bridge loans and the warrant settlement expense.

Net Loss. Our Net Loss decreased by $4,013,255, or 40%, for the six months ended June 30, 2024 compared to the same period in 2023 due primarily to the items mentioned above.

Liquidity and Capital Resources

The Company currently has limited PV production at its manufacturing facility. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully restarted its production at industrial scale and achieved desired improvements to its PV products. During the six months ended June 30, 2024 the Company used $4,846,465 in cash for operations.

Additionally, projected total revenues are not anticipated to result in a positive cash flow position for the year overall and, as of June 30, 2024, while the Company has working capital of $2,197,842., Management does not believe cash liquidity is sufficient for the next twelve months and will require additional financing.

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

Statements of Cash Flows Comparison of the Six Months Ended June 30, 2024 and 2023

For the six months ended June 30, 2024, our cash used in operations was $4,846,465 compared to $6,577,826 for the six months ended June 30, 2023, a decrease of $1,731,361. This decrease is due primarily to decreases in manufacturing activities as the Company continues to focus on product and technology improvements. For the six months ended June 30, 2024, cash used in investing activities was $0 compared to $3,849,542 used in investing activities for the six months ended June 30, 2023. This change was primarily the result of the asset acquisition in Zurich, Switzerland in the prior period. During the six months ended June 30, 2024, net cash used in operations of $4,846,465 were primarily funded from 2023 and 2024 financing agreements.

Off Balance Sheet Transactions

As of June 30, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

We hold no significant funds and have no significant future obligations denominated in foreign currencies as of June 30, 2024.

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

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our cash equivalents and investment portfolio. As of June 30, 2024, our cash equivalents consisted only of operating accounts held with financial institutions. From time to time, we may hold restricted funds, money market funds, investments in U.S. government securities and high-quality corporate securities. The primary objective of our investment activities is to preserve principal and provide liquidity on demand, while at the same time maximizing the income we receive from our investments without significantly increasing risk. The direct risk to us associated with fluctuating interest rates is limited to our investment portfolio, and we do not believe a change in interest rates will have a significant impact on our financial position, results of operations, or cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Our management conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of June 30, 2024. Based on this evaluation, our management concluded the design and operation of our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the six months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Except as discussed in Note 17 to the financial statements, there were no events required to be reported under Item 1 for the six months ended June 30, 2024, within Part II, Item 1 of this report.

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

Nasdaq Listing Status

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

The Company did not evidence compliance with the Bid Price Requirement by June 10, 2024 and was not eligible for a second grace period under the Nasdaq Listing Rules. Accordingly, on June 11, 2024, the Company received formal notice from Nasdaq that the deficiency could serve as an additional basis for delisting.

At a hearing before the Nasdaq Hearings Panel on May 9, 2024, the Company addressed its plan to evidence compliance with both (i) the Nasdaq stockholders equity continued listing requirement (the “Equity Requirement”), and (ii) the Bid Price Requirement.

By decision dated June 5, 2024, the Panel granted the Company’s request for continued listing on Nasdaq subject to the Company demonstrating compliance with all applicable criteria for continued listing on The Nasdaq Capital Market by August 22, 2024.

The Company intends to monitor the closing bid price of its common stock and is considering its options to regain compliance with the Bid Price Requirement on or before August 22, 2024. There are no assurances that the Company will be able to regain compliance with the Bid Price Requirement.

Nasdaq Stockholder Equity Requirement

Nasdaq Listing Rule 5550(b)(1) requires companies listed on Nasdaq to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing (the “Equity Rule”). On March 5, 2024, the Company received notice from the Staff stating that the Company is not in compliance with the Equity Rule, as, the Company reported stockholders’ equity of $(1,526,611) in its Form 10-K for the year ended December 31, 2023.

As a result, the Staff determined to delist the Company’s Common Stock from Nasdaq, unless the Company timely requested an appeal of the Staff’s determination to a Hearings Panel (the “Panel”), pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series.

In our quarterly report on Form 10-Q for the period ended March 31, 2024, the Company reported stockholders’ equity of $(2,550,139).

The Company had a hearing on May 9, 2024 before the Panel to appeal the delisting notice and to address compliance with the Equity Rule. By decision dated June 5, 2024, the Panel granted the Company’s request for continued listing on Nasdaq subject to the Company demonstrating compliance with the Equity Rule with the filing of this Form 10-Q. In our quarterly report on Form 10-Q for the period ended June 30, 2024, the Company reported stockholders’ equity of $4,152,680.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the six months ended June 30, 2024.

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

During the six months ended June 30, 2024, none of our directors or executive officers had a Rule 10b5-1 plan in effect.

Item 6. Exhibits

The exhibits listed on the accompanying Index to Exhibits on this Form 10-Q are filed or incorporated into this Form 10-Q by reference.

EXHIBIT INDEX

Exhibit No.	Description

1.1	2024 Placement Agency Agreement (incorporated by reference to Exhibit 1.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form SB-2 filed on January 23, 2006 (Reg. No. 333-131216))

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

3.20	Certificate of Designation of Series Z Preferred Stock dated June 20, 2024 (incorporated by reference to Exhibit 3.1 to our Current Reprot on Form 8-K filed on June 21, 2024)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form SB-2/A filed on June 6, 2006 (Reg. No. 333-131216))

4.2	Certificate of Designations of Series A Preferred Stock (filed as Exhibit 4.2 to our Registration Statement on Form S-3 filed July 1, 2013 (Reg. No. 333-189739))

4.3	Description of Securities (incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K filed May 13, 2021)

4.4	Form of 2023 Common Warrant (incorporated by reference to Exhibit 4.4 filed with Amendment No. 3 to the Company’s Registration on Form S-1 (File no. 333-274231))

4.5	Form of 2023 Prefunded Warrant (incorporated by reference to Exhibit 4.6 filed with Amendment No. 3 to the Company’s Registration on Form S-1 (File no. 333-274231))

4.6	Form of 2023 Placement Agent Warrant (incorporated by reference to Exhibit 4.5 filed with Amendment No. 3 to the Company’s Registration on Form S-1 (File no. 333-274231))

4.7	Form of 2023 Common Warrant Agency Agreement (incorporated by reference to Exhibit 4.7 filed with Amendment No. 3 to the Company’s Registration on Form S-1 (File no. 333-274231))

4.8	Form of 2023 Prefunded Warrant Agency Agreement (incorporated by reference to Exhibit 4.8 filed with Amendment No. 3 to the Company’s Registration on Form S-1 (File no. 333-274231))

4.9	Form of 2023 Securities Purchase Agreement (incorporated by reference to Exhibit 4.9 filed with Amendment No. 3 to the Company’s Registration on Form S-1 (File no. 333-274231))

4.10	Form of 2024 Placement Agent’s Warrant (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-1 (File no. 333-277070) Amendment No. 3 filed on April 9, 2024).

4.11	Form of 2024 Pre-Funded Warrant (incorporated by reference to Exhibit 4.6 to our Registration Statement on Form S-1 (File no. 333-277070) Amendment No. 1 filed on February 23, 2024)

4.12

Form of 2024 Pre-Funded Warrant Agency Agreement (incorporated by reference to Exhibit 4.8 filed with Amendment No. 1 to the Company’s Registration on Form S-1 (File no. 333-277070) filed on February 23, 2024)

4.13

Form of 2024 Common Stock Warrants issued to extend the Warrant Repurchase Agreements (incorporated by reference to Exhibit 4.13 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024)

10.1 CTR

Securities Purchase Agreement, dated January 17, 2006, between the Company and ITN Energy Systems, Inc. (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form SB-2 filed on January 23, 2006 (Reg. No. 333-131216))

10.2 CTR

Invention and Trade Secret Assignment Agreement, dated January 17, 2006, between the Company and ITN Energy Systems, Inc. (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form SB-2 filed on January 23, 2006 (Reg. No. 333-131216))

10.3

Patent Application Assignment Agreement, dated January 17, 2006, between the Company and ITN Energy Systems, Inc. (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form SB-2 filed on January 23, 2006 (Reg. No. 333-131216))

10.4 CTR

License Agreement, dated January 17, 2006, between the Company and ITN Energy Systems, Inc. (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form SB-2 filed on January 23, 2006 (Reg. No. 333-131216))

10.5

Letter Agreement, dated November 23, 2005, among the Company, ITN Energy Systems, Inc. and the University of Delaware (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form SB-2/A filed on May 26, 2006 (Reg. No. 333-131216))

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

10.20†CTR	Employment Agreement between the Company and Jeffrey Max dated September 21, 2022 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 27, 2022)

10.21†	Separation Agreement between the Company and Michael Gilbreth effective December 11, 2022 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 12, 2022)

10.22†	Employment Agreement between the Company and Paul Warley dated December 12, 2022 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 12, 2022)

10.23	Securities Purchase Contract, dated as of December 19, 2022 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 20, 2022)

10.24	Form of Security Agreement, dated as of December 19, 2022 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 20, 2022)

10.25	Form of Registered Advance Note 2022 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on December 20, 2022)

10.26	Form of Private Placement Advance Note (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on December 20, 2022)

10.27	Form of 2022 Common Stock Warrant (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on December 20, 2022)

10.28	Waiver and Amendment Agreement, dated as of March 29, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 29, 2023)

10.29	Amendment to Waiver and Amendment Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 13, 2023)

10.30	Common Stock Securities Purchase Agreement dated April 14, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 20, 2023)

10.31	Asset Purchase Agreement, dated as of April 17, 2023 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on April 21, 2023)

10.32	Transition Services Agreement, dated as of April 17, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 21, 2023)

10.33	Sublease Agreement, dated as of April 17, 2023 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 21, 2023)

10.34	Technology License Agreement, dated as of April 17, 2023 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 21, 2023)

10.35	Letter Agreement, dated as of April 20, 2023 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on April 21, 2023)

10.36†	CEO Employment Agreement between the Company and Paul Warley dated as of May 1, 2023

10.37	Waiver and Amendment Agreement, dated as of May 25, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 26, 2023)

10.38	Form of Series 1B Preferred Stock Purchase Agreement dated June 29, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 30, 2023)

10.39	2024 Placement Agent Agreement (incorporated by reference to Exhibit 1.1 filed with Amendment No. 3 to the Company’s Registration on Form S-1 (File no. 333-274231))

10.40†	Employment Agreement between the Company and Bobby Gulati dated as of October 19, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 23, 2023)

10.41†	Employment Agreement between the Company and Jin Jo dated as of October 19, 2023 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 23, 2023)

10.42†	Ascent Solar 2023 Equity Incentive Plan (as amended in May 2024 (incorporated by reference to Annex A of our definitive proxy statement filed June 20, 2024)

10.43	Warrant Repurchase Agreement dated March 6, 2024 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 7, 2024)

10.44	Warrant Repurchase Agreement dated March 7, 2024 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 7, 2024)

10.45	Cedar Loan Agreement dated April 17, 2024 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 18, 2024)

10.46

At The Market Offering Agreement, dated May 16, 2024, by and between Ascent Solar Technologies, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 to our Current report on Form 8-K filed on May 16, 2024)

10.47

Securities Purchase Agreement dated June 20, 2024 between Ascent Solar Technologies, Inc. and Paul Warley (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 21, 2024)

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

ASCENT SOLAR TECHNOLOGIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of August, 2024.

August 6, 2024	By:	/s/ PAUL WARLEY
Paul Warley Chief Executive Officer (Principal Executive Officer)

August 6, 2024	By:	/s/ JIN JO
Jin Jo Chief Financial Officer (Principal Financial and Accounting Officer)