Form 10-Q
period 2024-09-30
Ascent Solar Technologies, Inc.
filed 2024-11-14
CIK 1350102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 14, 2024, there were 1,324,804 shares of our common stock issued and outstanding.

ASCENT SOLAR TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2024

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

References to “we,” “us,” “our,” “Ascent,” “Ascent Solar” or the “Company” in this Quarterly Report mean Ascent Solar Technologies, Inc.

ASCENT SOLAR TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

CONDENSED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$3,721,546	$1,048,733
Trade receivables, net of allowance of $0 and $0, respectively	4,275	-
Inventories, net	457,896	447,496
Prepaid and other current assets	132,319	39,279
Total current assets	4,316,036	1,535,508

Property, Plant and Equipment:	19,679,918	21,177,892
Accumulated depreciation	(19,429,536)	(20,131,008)
Property, Plant and Equipment, net	250,382	1,046,884

Other Assets:
Operating lease right-of-use assets, net	2,007,001	2,364,672
Patents, net of accumulated amortization of $179,603 and $173,387 respectively	47,762	53,978
Equity method investment	66,411	68,867
Other non-current assets	1,228,399	1,228,797
	3,349,573	3,716,314
Total Assets	$7,915,991	$6,298,706
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$449,841	$579,237
Related party payables	11,539	4,231
Accrued expenses	459,905	1,354,159
Accrued payroll	396,029	160,477
Accrued professional services fees	207,704	849,282
Accrued interest	556,932	628,145
Current portion of operating lease liability	555,495	491,440
Conversions payable (Note 12)	-	1,089,160
Current portion of convertible notes, net	-	354,936
Bridge loan	315,744	-
Other payable	-	250,000
Total current liabilities	2,953,189	5,761,067
Long-Term Liabilities:
Non-current operating lease liabilities	1,615,945	2,043,025
Accrued warranty liability	21,225	21,225
Total liabilities	4,590,359	7,825,317
Commitments and contingencies (Note 17)
Stockholders’ Equity (Deficit):
Series A preferred stock, $.0001 par value; 750,000 shares authorized; 48,100 and 48,100 shares issued and outstanding, respectively ($935,678 and $899,069 Liquidation Preference, respectively)	5	5
Common stock, $0.0001 par value, 500,000,000 authorized; 1,275,429 and 238,996 shares issued and outstanding, respectively	128	24
Additional paid in capital	493,468,895	480,942,860
Accumulated deficit	(490,152,872)	(482,478,436)
Accumulated other comprehensive loss	9,476	8,936
Total stockholders’ equity (deficit)	3,325,632	(1,526,611)
Total Liabilities and Stockholders’ Equity (Deficit)	$7,915,991	$6,298,706

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Products	$8,550	$209,496	$41,893	$395,106
Milestone and engineering	-	20,458	-	60,374
Total Revenues	8,550	229,954	41,893	455,480
Costs and Expenses
Costs of revenue	76,796	692,752	147,708	1,820,816
Research, development and manufacturing operations	603,534	344,942	1,716,766	2,832,956
Selling, general and administrative	1,216,976	1,407,493	3,888,455	4,178,146
Share-based compensation	354,410	139,067	799,345	2,104,378
Depreciation and amortization	17,730	23,723	57,139	73,947
Impairment loss	-	-	524,481	-
Total Costs and Expenses	2,269,446	2,607,977	7,133,894	11,010,243
Loss from Operations	(2,260,896)	(2,378,023)	(7,092,001)	(10,554,763)
Other Income/(Expense)
Other income/(expense), net	742,162	756,859	768,496	766,859
Warrant settlement (Note 15)	-	-	(743,462)	-
Interest expense	(170,838)	(288,109)	(604,473)	(2,118,023)
Total Other Income/(Expense)	571,324	468,750	(579,439)	(1,351,164)
Income/(Loss) on Equity Method Investments	(1,295)	-	(2,996)	(170)
Net Income/(Loss)	$(1,690,867)	$(1,909,273)	$(7,674,436)	$(11,906,097)
Net Income/(Loss) Per Share (Basic and Diluted)	$(1.37)	$(404.00)	$(10.46)	$(6,640.00)
Weighted Average Common Shares Outstanding (Basic)	1,232,242	4,732	733,855	3,548
Weighted Average Common Shares Outstanding (Diluted)	1,232,242	4,732	733,855	3,548
Other Comprehensive Income/(Loss)
Foreign currency translation gain/(loss)	2,774	19,940	540	21,810
Net Comprehensive Income/(Loss)	$(1,688,093)	$(1,889,333)	$(7,673,896)	$(11,884,287)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

For the Three and Nine Months Ended September 30, 2024

	Series A Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Other Accumulated Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)
Balance at January 1, 2024	48,100	$5	238,996	$24	$480,942,860	$(482,478,436)	$8,936	$(1,526,611)
Conversion of L1 Note into Common Stock	-	-	24,118	3	1,256,689	-	-	1,256,692
Sale of common stock	-	-	151,795	15	4,455,225	-	-	4,455,240
Exercise of prefunded warrants	-	-	218,775	22	(22)	-	-	-
Proceeds from sale on ATM facility, net of expenses of $617,694	-	-	553,427	55	8,341,165	-	-	8,341,220
Common stock issued to settle liabilities	-	-	3,500	-	38,500	-	-	38,500
Warrant repurchase	-	-	-	-	(3,600,000)	-	-	(3,600,000)
Warrant settlement	-	-	-	-	743,459	-	-	743,459
Share-based compensation	-	-	800	-	429,983	-	-	429,983
Net Loss	-	-	-	-	-	(5,983,569)	-	(5,983,569)
Foreign Currency Translation Adjustment	-	-	-	-	-	-	(2,234)	(2,234)
Balance at June 30, 2024	48,100	$5	1,191,411	$119	$492,607,859	$(488,462,005)	$6,702	$4,152,680
Share-based compensation	-	-	15	-	354,395	-	-	354,395
Proceeds from sale on ATM facility, net of expenses of $36,194	-	-	84,003	9	506,641	-	-	506,650
Net Loss	-	-	-	-	-	(1,690,867)	-	(1,690,867)
Foreign Currency Translation Adjustment	-	-	-	-	-	-	2,774	2,774
Balance at September 30, 2024	48,100	$5	1,275,429	$128	$493,468,895	$(490,152,872)	$9,476	$3,325,632

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

For the Three and Nine Months Ended September 30, 2023

	Series A Preferred Stock		Series 1B Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Other Accumulated Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)
Balance at January 1, 2023	48,100	$5	-	$-	205,746	$21	$448,343,158	$(447,427,862)	$(16,024)	$899,298
Conversion of L1 Note into Common Stock	-	-	-	-	452	-	1,240,818	-	-	1,240,818
Conversion of Sabby Note into Common Stock	-	-	-	-	631	-	2,123,649	-	-	2,123,649
Share-based compensation	-	-	-	-	-	-	1,965,311	-	-	1,965,311
Proceeds from issuance of Series 1B Preferred Stock	-	-	900	-	-	-	900,000	-	-	900,000
Preferred Stock issuance cost							(20,000)			(20,000)
Common stock issued for services	-	-	-	-	15	-	92,750	-	-	92,750
Down round deemed dividend	-	-	-	-	-	-	11,653,986	(11,653,986)	-	-
Net Loss	-	-	-	-	-	-	-	(9,996,824)	-	(9,996,824)
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	1,870	1,870
Balance at June 30, 2023	48,100	$5	900	$-	206,844	$21	$466,299,672	$(469,078,672)	$(14,154)	$(2,793,128)
Conversion of L1 Note into Common Stock	-	-	-	-	1,063	-	(603,657)	-	-	(603,657)
Conversion of Sabby Note into Common Stock	-	-	-	-	741	-	151,949	-	-	151,949
Prepayment of Common Stock Purchase	-	-	-	-	-	-	2,088,290	-	-	2,088,290
Share-based compensation	-	-	-	-	-	-	139,067	-	-	139,067
Net Loss	-	-	-	-	-	-	-	(1,909,273)	-	(1,909,273)
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	19,940	19,940
Balance at September 30, 2023	48,100	$5	900	$-	208,648	$21	$468,075,321	$(470,987,945)	$5,786	$(2,906,812)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended
	September 30,
	2024	2023
Operating Activities:
Net income/(loss)	$(7,674,436)	$(11,906,097)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	57,139	73,947
Share-based compensation	799,327	2,104,378
Stock issued for warrant settlement	743,459	—
Stock issued for services	38,500	92,750
Gain on lease modification	—	(84,678)
Loss on disposal of assets	—	77,210
Operating lease asset amortization	357,671	555,240
Amortization of debt discount	86,057	1,773,621
Loss on equity method investment	2,996	170
Inventory reserve expense	(35,173)	111,028
Impairment loss	524,481	—
Gain on settlement of liabilities, net	(165,548)	—
Gain on Swiss liabilities (Note 6)	(541,021)	—
Other	(14,949)	—
Changes in operating assets and liabilities:
Accounts receivable	(4,275)	1,769
Inventories	24,773	(131,764)
Prepaid expenses and other current assets	(92,642)	(27,139)
Accounts payable	(129,396)	705,657
Related party payable	7,308	(39,279)
Operating lease liabilities	(363,025)	(541,519)
Accrued interest	19,335	109,435
Accrued expenses	(537,740)	(204,127)
Net cash used in operating activities	(6,897,159)	(7,329,398)
Investing Activities:
Payments on purchase of assets	(421)	(3,844,644)
Patent activity costs	—	(19,319)
Net cash used in investing activities	(421)	(3,863,963)
Financing Activities:
Proceeds from issuance of Series 1B Preferred Stock	—	880,000
Proceeds from bridge loans	1,153,750	—
Repayment of bridge loans	(904,803)	—
Prepayment of equity offering	—	2,088,290
Proceeds from issuance of Common Stock	13,303,110	—
Warrant repurchase	(3,600,000)	—
Payment of convertible notes, cash payable, and other payable	(381,664)	(1,025,423)
Net cash provided by (used in) financing activities	9,570,393	1,942,867
Effect of foreign exchange rate on cash	—	17,240
Net change in cash and cash equivalents	2,672,813	(9,233,254)
Cash and cash equivalents at beginning of period	1,048,733	11,483,018
Cash and cash equivalents at end of period	$3,721,546	$2,249,764
Non-Cash Transactions:
Return of equipment purchased on credit	$—	$(202,556)
Exercise of prefunded warrants	$22	$-
Non-cash conversions of convertible notes to equity	$1,256,692	$2,912,759
Down round deemed dividend	$—	$11,653,986
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$398,000	$233,436

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION

Ascent Solar Technologies, Inc. (the “Company") is focusing on integrating its photovoltaic ("PV") products into scalable and high value markets such as terrestrial and space power beaming, aerospace, satellites, near earth orbiting vehicles, fixed wing unmanned aerial vehicles (“UAV”), and agrivoltaics. The value proposition of Ascent’s proprietary solar technology not only aligns with the needs of customers in these industries, but also overcomes many of the obstacles other solar technologies face in these unique markets. Ascent has the capability to design and develop finished products for end users in these areas as well as collaborate with strategic partners to design and develop custom integrated solutions for products like fixed-wing UAVs. Ascent sees significant overlap of the needs of end users across some of these industries and can achieve economies of scale in sourcing, development, and production in commercializing products for these customers.

On August 14, 2024, the Company effected a reverse stock split of the Company’s common stock at a ratio of one-for-one hundred (the “Reverse Stock Split”). The Company’s common stock began trading on a split-adjusted basis on August 15, 2024. Stockholders also received one whole share of common stock in lieu of a fractional share and no fractional shares were issued. All shares and per share amounts in the unaudited condensed financial statements and accompanying notes have been retroactively adjusted to give effect to the Reverse Stock Split.

NOTE 2. BASIS OF PRESENTATION

The accompanying, unaudited, condensed financial statements have been derived from the accounting records of the Company as of September 30, 2024, and December 31, 2023, and the results of operations for the three and nine months ended September 30, 2024, and 2023.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were described in Note 2 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to our accounting policies as of September 30, 2024.

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

During the three months ended September 30, 2024 and 2023, the Company recognized product revenue of $8,550 and $209,496, respectively. During the nine months ended September 30, 2024 and 2023, the Company recognized product revenue of $41,893 and $395,106, respectively.

Milestone and engineering revenue. Each milestone and engineering arrangement is a separate performance obligation. The transaction price is estimated using the most likely amount method and revenue is recognized as the performance obligation is satisfied through achieving manufacturing, cost, or engineering targets. During the three months ended September 30, 2024 and 2023, the Company recognized total milestone and engineering revenue of $0 and $20,458, respectively. During the nine months ended September 30, 2024 and 2023, the Company recognized total milestone and engineering revenue of $0 and $60,374, respectively.

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

No government contract revenue was recognized during the three and nine months ended September 30, 2024 and 2023.

Accounts Receivable. As of September 30, 2024 and December 31, 2023, the Company had an accounts receivable, net balance of $4,275 and $0, respectively. As of September 30, 2024 and December 31, 2023, the Company had an allowance for doubtful accounts of $0 and $0, respectively.

Deferred revenue for the nine months ended September 30, 2024 was as follows:

Balance as of January 1, 2024	$935
Additions	7,700
Recognized as revenue	(7,700)
Balance as of September 30, 2024	$935

Other Assets: Other assets is comprised of the following:

	September 30,	December 31,
	2024	2023
Lease security deposit	$625,000	$625,000
Spare machine parts	603,399	603,797
Total Other Assets	$1,228,399	$1,228,797

Other Income/(Expense), net: Other income/(expense), net is comprised as follows:

	Three months ended
	September 30, 2024	September 30, 2023
Gain on settlement of liabilities	$165,548	$-
Swiss liabilities (Note 6)	541,021	-
Interest income	35,593	-
Employee retention credit	-	769,983
Other	-	(13,124)
Total Other Income/(Expense), net	$742,162	$756,859

	Nine months ended
	September 30, 2024	September 30, 2023
Gain on settlement of liabilities	$165,548	$-
Swiss liabilities (Note 6)	541,021	-
Interest income	35,593	-
Employee retention credit	-	769,983
Other	26,334	(3,124)
Total Other Income/(Expense), net	$768,496	$766,859

Earnings per Share: Earnings per share (“EPS”) are the amount of earnings attributable to each share of common stock. Basic EPS has been computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Income available to common stockholders has been computed by deducting dividends accumulated for the period on cumulative preferred stock (whether or not earned) and deemed dividends due to down round financings from net income. For the nine months ended September 30, 2023, income available to common stockholders was adjusted for deemed dividends due to down round financings of $11,653,986 (See Note 10 in the Company's Annual Report on Form 10-K for the year ended December 31, 2023). Diluted earnings per share has been computed by dividing income available to common stockholders adjusted on an if-converted basis for the period by the weighted average number of common shares and potentially dilutive common share outstanding (which consist of warrants, options, restricted stock units and convertible securities using the if-converted or treasury stock method to the extent they are dilutive). Approximately 202 thousand and 11 thousand shares of dilutive shares were excluded from the three months period ended September 30, 2024 and 2023, respectively, EPS calculation as their impact is antidilutive. Approximately 128 thousand and 5 thousand shares of dilutive shares were excluded from the nine months period ended September 30, 2024 and 2023, respectively, EPS calculation as their impact is antidilutive.

Net loss attributable to common shareholders for the three and nine months ended September 30, 2023 was as follows:

	Three months ended	Nine months ended
	September 30, 2023	September 30, 2023
Net Loss	$(1,909,273)	$(11,906,097)
Down round deemed dividend	-	(11,653,986)
Net Loss attributable to common shareholders	(1,909,273)	(23,560,083)
Earnings Per Share (Basic and Diluted)	(404.00)	(6,640.00)

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

The Company currently has limited production capabilities in its Thornton facility and continues to focus on restarting production at industrial scale while continuing its research and development activities to improve its PV products. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented this strategy. During the nine months ended September 30, 2024, the Company used $6,897,159 in cash for operations.

Current committed product revenues are not anticipated to result in a positive cash flow position for the next twelve months and although the Company has, as of September 30, 2024, working capital of $1,362,847, Management does not believe cash liquidity is sufficient for the next twelve months and will require additional financing or committed purchase orders.

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

NOTE 5. RELATED PARTY TRANSACTIONS

In September 2021, the Company and TubeSolar AG ("TubeSolar"), a former significant stakeholder in the Company, entered into a Long-Term and Joint Development Agreement ("JDA") where the Company would provide PV foils for use in TubeSolar's solar modules for agricultural photovoltaic applications. The Company and TubeSolar also jointly established Ascent Solar Technologies Germany GmbH (“Ascent Germany”), in which TubeSolar holds of 30% of the entity. Ascent Germany was established to operate a PV manufacturing facility in Germany that will produce and deliver PV Foils exclusively to TubeSolar. There were no Company contributions to Ascent Germany during the nine months ended September 30, 2024 and 2023.

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

Upon designation as an asset held for sale, the Company recorded the carrying value of the property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and depreciation of the property ceases. As the estimated fair value of $221,519 and the price the Company sold the Assets for is less than their carrying value, the Company recorded an impairment loss of $524,481. Upon completion of the sale, on April 1, 2024, the Company wrote off the remaining carrying value of the Assets and the payables to the Landlord.

In September, 2023, Flisom filed for bankruptcy in Switzerland. In February, 2024, the Swiss bankruptcy administrator closed the bankruptcy proceedings due to a lack of assets unless a creditor demands that the bankruptcy proceedings be carried out within the specified period and makes an advance to cover the costs. The deadline for creditors to make their demand has lapsed and the bankruptcy proceedings remained closed. As the bankruptcy proceedings are closed, the Company reversed the Swiss liabilities and recognized a gain on extinguishment of liabilities of $541,021 in Other income/(expense) on the unaudited Condensed Statements of Operations during the three months ended September 30, 2024.

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

The following table summarizes property, plant and equipment as of September 30, 2024 and December 31, 2023:

	As of September 30,	As of December 31,
	2024	2023
Furniture, fixtures, computer hardware and computer software	$468,588	$468,588
Manufacturing machinery and equipment	19,122,828	20,661,222
Leasehold improvements	15,994	15,995
Manufacturing machinery and equipment, in progress	72,508	32,087
Depreciable property, plant and equipment	19,679,918	21,177,892
Less: Accumulated depreciation and amortization	(19,429,536)	(20,131,008)
Net property, plant and equipment	$250,382	$1,046,884

Depreciation expense for the three months ended September 30, 2024 and 2023 was $16,832 and $18,931, respectively. Depreciation expense for the nine months ended September 30, 2024 and 2023 was $50,923 and $59,570, respectively. Depreciation expense is recorded under “Depreciation and amortization expense” in the unaudited Condensed Statements of Operations.

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

As of September 30, 2024 and December 31, 2023, assets and liabilities related to the Company’s leases were as follows:

	As of September 30,	As of December 31,
	2024	2023
Operating lease right-of-use assets, net	$2,007,001	$2,364,672
Current portion of operating lease liability	555,495	491,440
Non-current portion of operating lease liability	1,615,945	2,043,025

During the three months ended September 30, 2024 and 2023, the Company recorded operating lease expense included in selling, general and administrative expenses of $190,497 and $236,925, respectively. During the nine months ended September 30, 2024 and 2023, the Company recorded operating lease expense included in selling, general and administrative expenses of $571,492 and $770,836, respectively.

Future maturities of the operating lease liability are as follows:

Remainder of 2024	$192,283
2025	792,203
2026	815,969
2027	840,449
Total lease payments	2,640,904
Less amounts representing interest	(469,464)
Present value of lease liability	$2,171,440

The remaining weighted average lease term and discount rate of the operating leases is 39 months and 7.0%, respectively.

NOTE 9. INVENTORIES

Inventories, net of reserves, consisted of the following at September 30, 2024 and December 31, 2023:

	As of September 30,	As of December 31,
	2024	2023
Raw materials	$457,381	$445,721
Work in process	515	1,775
Finished goods	-	-
Total	$457,896	$447,496

NOTE 10. BRIDGE LOAN

	Principal Balance 1/1/2024	New loans	Principal Payments	Principal Balance 9/30/2024	Discount	Bridge Loan, net of discount
Bridge Loans	$—	$1,240,800	$(904,803)	$335,997	$(20,253)	$315,744

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

As of September 30, 2024, principal and interest payable on Loan 2 was $248,953 and $3,451, respectively. The Company also recognized $139,233 and $499,272 in interest expense during the three and nine months ended September 30, 2024, respectively.

On April 1 and 2, 2024, the Company closed two loan agreements with a second lender ("Lender 2") for an aggregate principal amount of $180,800. These loans have an original issuance discount of $20,800 for net proceeds of $160,000. The Company will repay a total of $202,496 under these loans. The loans mature on January 1, 2025 and are payable in monthly installments as defined in the loan agreements. Upon a default event, outstanding principal and interest payable is convertible into Company stock at a 25% discount; however, the conversion price cannot be below $25.

At September 30, 2024, principal and interest payable on these loans was $87,044 and $0, respectively. The Company also recognized $16,334 and $34,297 in interest expense during the three and nine months ended September 30, 2024, respectively.

The carrying amount of these bridge loans approximate fair value due to its short maturity and because the Company's current borrowing rate does not materially differ from market rates for similar bank borrowings and is considered to be Level 2 input on the fair value hierarchy.

NOTE 11. OTHER PAYABLE

On June 30, 2017, the Company entered into an agreement with a vendor (“Vendor”) to convert the balance of their account into a note payable in the amount of $250,000. The note bears interest of 5% per annum and matured on February 28, 2018. On September 25, 2024, the Company entered into a Note Termination and Release Agreement with the Vendor where the Company agreed to a one-time payment of $175,000 in exchange for the termination of the note payable. Upon payment, the remaining note and interest payable were forgiven and the Company recognized a gain on extinguishment of liabilities of $165,548 in Other income/(expense), net on the unaudited Condensed Statements of Operations during the three months ended September 30, 2024.

NOTE 12. CONVERTIBLE NOTES

The following table provides a summary of the activity of the Company's secured, convertible, promissory notes:

	Principal Balance 12/31/2023	Notes converted	Notes paid	Net Principal Balance 9/30/2024
L1 Capital Global Opportunities Master Fund, Ltd	$406,667	$(400,000)	$(6,667)	$—

During the nine months ended September 30, 2024, $400,000 of principal was converted for 6,184 shares of common stock. The note matured on June 19, 2024 and the Company paid the remaining principal and interest payable. During the nine months ended September 30, 2024 and 2023, the Company had interest expense of $463,397 and $2,070,669, respectively, of which, $19,260 and $1,773,633, respectively was due to accretion of discount on the note. During the three months ended September 30, 2023, the Company had interest expense of $271,162, of which, $231,536 was due to accretion of discount on the note.

Conversions Payable represents the economic difference between the applicable conversion price of the notes payable and floor price of $65. This amount is payable either in shares valued as the VWAP on the conversion day or in cash. If the VWAP on the conversion day is less than the floor price, then the economic different between the conversion day VWAP and the floor price becomes payable in cash and is recorded as Cash payable on the unaudited Condensed Balance Sheet. During the nine months ended September 30, 2024, $1,279,782 of conversions payable was converted into 17,934 shares of common stock and

$199,997 of Cash payable. The Cash payable was paid in April 2024 with the close of the Company's public offering (see Note 15).

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

The Series A Preferred Stock may be converted into shares of common stock at the option of the Company if the closing price of the common stock exceeds $23.2 billion, adjusted for reverse stock splits, for twenty consecutive trading days, or by the holder at any time. The Company has the right to redeem the Series A Preferred Stock at a price of $8.00 per share, plus any accrued and unpaid dividends, plus the make-whole amount (if applicable). At September 30, 2024, the preferred shares were not eligible for conversion to common shares at the option of the Company. The holder of the preferred shares may convert to common shares at any time. After making adjustment for the Company’s prior reverse stock splits, all 48,100 outstanding Series A preferred shares are convertible into less than one common share. Upon any conversion (whether at the option of the Company or the holder), the holder is entitled to receive any accrued but unpaid dividends.

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

As of September 30, 2024, there were 48,100 shares of Series A Preferred Stock outstanding and accrued and unpaid dividends of $550,879.

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

On August 22, 2024, the Company redeemed the Series Z Preferred Stock and repaid the consideration received.

NOTE 15. STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

At September 30, 2024, the Company had 500 million shares of common stock, $0.0001 par value, authorized for issuance. Each share of common stock has the right to one vote. As of September 30, 2024, the Company had 1,275,429 shares of common stock outstanding. The Company has not declared or paid any dividends related to the common stock during the three or nine months ended September 30, 2024 and 2023.

During the nine months ended September 30, 2024, $400,000 of convertible debt principal was converted into 6,184 shares of common stock and $1,279,782 of conversions payable was converted into 17,934 shares of common stock. 3,500 shares of common stock was also issued to settle liabilities.

As part of the December 19, 2022 Securities Purchase Contract (the “Purchase Contract”) with two institutional investors (the “Investors”), the Company issued to the Investors certain common stock warrants (the “Warrants”). The Warrants have certain “full ratchet” anti-dilution adjustments that are triggered when the Company issues securities with a purchase or conversion, exercise or exchange price that is less than the exercise price of the Warrants then in effect at any time. Under the full ratchet anti-dilution adjustments, if the Company issues new securities at a price lower than the then applicable exercise price, (i) the exercise price is reduced to the lower new issue price and (ii) the number of warrant shares is proportionately increased. The Warrants have been previously adjusted following past issuances of Company securities. As of April 18, 2024, there were approximately 67 thousand Warrants exercisable at an exercise price of $147.27, that were repurchased and cancelled. See below for additional information.

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

To extend the repurchase deadline, on April 12, 2024 the Company agreed to issue the Investors approximately 85,500 warrants in aggregate at an exercise price of $11.68 per warrant. These warrants will be exercisable at any time, and from time to time, in whole or in part, commencing six months from the closing of the offering and expiring five and a half (5.5) years from the date of issue, and will be exercisable for cash only unless an effective registration statement is not available at the time of exercise, in which case the warrants could be exercised on a cashless basis. The Company recorded an expense of $743,462 as Warrant settlement expense on the unaudited Condensed Statement of Operations. The expense represents the estimated fair value of the warrants at the issuance date and was determined using the Black Scholes model using the following inputs:

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

On April 18, 2024, the Company, completed closings under the Offering of common stock. Aggregate gross proceeds from all closings under the offering total $5.09 million before deducting offering expenses. In the completed closings, the Company issued an aggregate of (i) 151,795 common shares and (ii) 211,623 Pre-Funded Warrants. The Pre-Funded Warrants are immediately exercisable at a price of $0.0001 per share of common stock and only expire when such Pre-Funded warrants are fully exercised.

As of September 30, 2024, all 211,623 of the Pre-Funded Warrants were exercised into common stock.

The net proceeds from the closings of the Offering were utilized to retire approximately $200,000 of cash payable and $3.6 million to repurchase and cancel the Warrants that were both issued with our secured notes issued in December 2022. The repurchase of these warrants eliminated a substantial potential future issuance of common stock at a substantially reduced price. These warrants would have been adjusted in accordance with their terms to provide for the purchase of approximately 850 thousand shares of the Company’s common stock at an exercise price of $11.68 if they had not been repurchased by the Company.

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

As of September 30, 2024, the Company sold 637,429 shares of common stock at an average price of $14.90 per share, resulting in aggregate gross proceeds of approximately $9.5 million. The Company anticipates that the at-the-market offering will continue throughout the next reporting period.

Preferred Stock

At September 30, 2024, the Company had 25 million shares of preferred stock, $0.0001 par value, authorized for issuance. Preferred stock may be issued in classes or series. Designations, powers, preferences, rights, qualifications, limitations and restrictions are determined by the Company’s Board of Directors.

The following table summarizes the designations, shares authorized, and shares outstanding for the Company’s Preferred Stock as of September 30, 2024:

Preferred Stock Series Designation	Shares Authorized	Shares Outstanding
Series A	750,000	48,100
Series 1A	5,000	—
Series B-1	2,000	—
Series B-2	1,000	—
Series 1B	900	—
Series C	1,000	—
Series D	3,000	—
Series D-1	2,500	—
Series E	2,800	—
Series F	7,000	—
Series G	2,000	—
Series H	2,500	—
Series I	1,000	—
Series J	1,350	—
Series J-1	1,000	—
Series K	20,000	—
Series Z	1	—

Warrants

As of September 30, 2024, there are approximately 143,000 outstanding warrants with exercise prices between $11.68 and $74,086 per share.

Series A Preferred Stock

Refer to Note 13 for information on Series A Preferred Stock.

Series Z Preferred Stock

Refer to Note 14 for information on Series Z Preferred Stock.

Series 1A, B-1, B-2, C, D, D-1, E, F, G, H, I, J, J-1, and K Preferred Stock

There were no transactions involving the Series 1A, B-1, B-2, C, D, D-1, E, F, G, H, I, J, J-1, or K during the three and nine months ended September 30, 2024.

NOTE 16. SHARE-BASED COMPENSATION

In January 2024, the Company granted 4,590 shares of restricted stock units to employees and directors. One third of these shares vested on March 31, 2024. The remaining unvested shares will vest pro rata on January 1, 2025 and January 1, 2026. The Company also granted members of our advisory board an aggregate of 200 shares of restricted stock units. The advisory shares originally vested pro rata on January 1, 2025 and January 1, 2026; however, were amended to vest pro rata on June 30, 2024 and January 1, 2025.

The Company had a total of 3,191 unvested units as of September 30, 2024 that are expected to vest in the future. Total unrecognized share-based compensation expense from the remaining unvested restricted stock as of September 30, 2024 was approximately $855,000 and is expected to be recognized over 1.25 years. The following table summarizes non-vested restricted stock and the related activity as of September 30, 2024:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2024	19	$59,600
Granted	4,850	75.87
Vested	(1,658)	327.03
Forfeited	(20)	77.00
Non-vested at September 30, 2024	3,191	$502.35

The fair values of the respective vesting dates of RSUs were approximately $7,143 and $269,860 for the nine months ended September 30, 2024 and 2023, respectively.

In August 2024, the Company granted 124,850 stock options terminating 10 years from the date of grant to employees, directors, and advisory board members. One third of these options vested on September 15, 2024. The remaining unvested options will vest pro rata on January 1, 2025 and January 1, 2026.

The Company had a total of 83,220 unvested options as of September 30, 2024 that are expected to vest in the future. Total unrecognized share based compensation expense from the remaining unvested options as of September 30, 2024 was approximately $345,000 and is expected to be recognized over 2 years. The Company had approximately 41,630 exercisable options as of September 30, 2024. The following table summarizes options activity as of September 30, 2024:

	Shares	Weighted Average Exercise Price
Stock Options Outstanding at January 1, 2024	-	$-
Granted	124,850	4.15
Exercised	-	-
Forfeited / Expired	-	-
Stock Options Outstanding at September 30, 2024	124,850	$4.15

The weighted average remaining contractual term for these options at September 30, 2024, was approximately 9.9 years. Based on the Black-Scholes option pricing model, the options estimated weighted average fair values at the date of grant of $4.15 per share. The fair values were estimated using the following weighted average assumptions:

Inputs
Expected stock price volatility	188.87%
Dividend yield	0%
Risk-free interest rate	3.64%
Expected life of the options (in years)	5.5

The Company utilized the simplified method for estimating the stock options granted as the Company has experienced significant changes in its business and the historical data may not provide a reasonable basis upon which to estimate expected term.

NOTE 17. COMMITMENTS AND CONTINGENCIES

On August 15, 2023, Wainwright filed an action against the Company in the New York State Supreme Court in New York County. The complaint alleges a breach by the Company of an investment banking engagement letter entered into in October 2021. The Wainwright engagement letter expired in April 2022 without any financing transaction having been completed. The complaint claims that Wainright is entitled, under a “tail provision”, to an 8% fee and 7% warrant coverage on the Company’s $15 million secured convertible note financing. The complaint seeks damages of $1.2 million, 22 common stock warrants with a per share exercise price of $60,500, and attorney fees. On May 15, 2024, the Company and Wainwright reached a settlement agreement. The settlement did not have a material impact on our financial statements.

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

NOTE 18. SUBSEQUENT EVENTS

Subsequent to September 30, 2024, the Company sold 49,325 shares of common stock under the ATM Agreement at an average price of $2.87 per share, resulting in aggregate gross proceeds of approximately $141,400.

On October 17, 2024, the Company entered into a securities purchase agreement with accredited investors for a convertible preferred stock financing for approximately $1.9 million of gross proceeds and will issue approximately 1,900 shares of Series 1C convertible preferred stock (“Series 1C Preferred Stock”) at a purchase price of $1,000 per share. Through November 14, 2024, the Company received approximately $665,000 of gross proceeds and will receive the remaining balance during the fourth quarter. The Series 1C Preferred Stock is convertible into common stock at any time after April 17, 2025 at the option of the holder at an initial fixed conversion price of $2.50 per share of common stock; however, the holder may not convert any portion to the extent that the holder would beneficially own more than 4.99% of the Company's outstanding shares of Common Stock outstanding immediately after giving effect to the conversion.

Holders of the Series 1C Preferred Stock will be entitled to dividends on the per share stated value of $1,000 in the amount of 10% per annum, payable quarterly. The dividend rate will increase to 15% if any of the Series 1C Preferred Stock remains outstanding on or after October 17, 2027. Unless the Company elects to pay dividends on the Series 1C Preferred Stock in cash, the Company will cumulate the dividends, in which case the accrued dividend amount shall be added to the stated value of each share of Series 1C Preferred Stock.

If at any time the closing sale price of the Company’s common stock equals at least 300% of the conversion price for the most recent 20 consecutive trading days, the Company shall have the right to redeem all, but not less than all, of the Series 1C Preferred Stock then outstanding in cash at a price equal to 110% of the stated value of the shares being redeemed.

Upon our liquidation, dissolution or winding up, holders of Series 1C Preferred Stock shall be entitled to receive in cash out of the assets of the Company, before any amount shall be paid to the holders of any of shares of common stock, an amount per share of Series 1C Preferred Stock equal to the greater of (A) 110% of the stated value of such preferred share and (B) the amount per share such holder would receive if such holder converted such preferred share into common stock immediately prior to the date of such payment.

On any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting), each holder of outstanding shares of Series 1C Preferred Stock shall be entitled to cast the number of votes equal to the number of whole shares of common stock into which the outstanding shares of Series 1C Preferred Stock held by such holder are convertible as of the record date (but only after giving effect to the maximum percentage conversion limitations referred to above). Except as provided by law or by the other provisions of the Series 1C Preferred Stock, holders of Series 1C Preferred Stock shall vote together with the holders of common stock as a single class and on an as-converted to common stock basis.

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

Overview

We target high-volume production and high-value specialty solar markets. These include terrestrial and space power beaming, space, aerospace, agrivoltaics, and high-value niche manufacturing/construction sectors. This strategy enables us to fully leverage what we believe are the unique advantages of our technology, including flexibility, durability and attractive power to weight and power to area performance. It further enables us to offer unique, differentiated solutions in large markets with less competition, and more attractive pricing.

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

For the nine months ended September 30, 2024, we generated $41,893 of total revenue. As of September 30, 2024, we had an accumulated deficit of $490,152,872.

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

Commercialization and Manufacturing Strategy

We manufacture our products by affixing a thin Copper-Indium-Gallium-diSelenide ("CIGS") layer to a flexible, plastic substrate using a large format, roll-to-roll process that permits us to fabricate our flexible PV modules in an integrated sequential operation. We use proprietary monolithic integration techniques which enable us to form complete PV modules with little to no back-end assembly cost of inter- cell connections. Traditional PV manufacturers assemble PV modules by bonding or soldering discrete PV cells together. This manufacturing step typically increases manufacturing costs and at times proves detrimental to the overall yield and reliability of the finished product. By reducing or eliminating this added step using our proprietary monolithic integration techniques, we believe we can achieve cost savings in, and increase the reliability of, our PV modules.

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

Basis of Presentation: The accompanying unaudited condensed financial statements have been derived from the accounting records of Ascent Solar Technologies, Inc. as of September 30, 2024 and December 31, 2023, and the results of operations for the three and nine months ended September 30, 2024 and 2023.

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

The Company’s significant accounting policies were described in Note 3 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to our accounting policies as of September 30, 2024.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

	Three Months Ended September 30,
	2024	2023	$ Change
Revenues
Products	$8,550	$209,496	$(200,946)
Milestone and engineering	-	20,458	(20,458)
Total Revenues	8,550	229,954	(221,404)

Costs and Expenses
Cost of Revenue	76,796	692,752	(615,956)
Research, development and manufacturing operations	603,534	344,942	258,592
Selling, general and administrative	1,216,976	1,407,493	(190,517)
Share-based compensation	354,410	139,067	215,343
Depreciation and amortization	17,730	23,723	(5,993)
Impairment loss	-	-	-
Total Costs and Expenses	2,269,446	2,607,977	(338,531)
Loss From Operations	(2,260,896)	(2,378,023)	117,127

Other Income/(Expense)
Other income/(expense), net	742,162	756,859	(14,697)
Warrant settlement (Note 15)	-	-	-
Interest Expense	(170,838)	(288,109)	117,271
Total Other Income/(Expense)	571,324	468,750	102,574
Income/(Loss) on Equity Method Investments	(1,295)	-	(1,295)
Net (Loss)/Income	$(1,690,867)	$(1,909,273)	$218,406

Total Revenues. Our total revenues decreased by $221,404, or 96%, for the three months ended September 30, 2024 when compared to the same period in 2023. This is primarily due to a large customer order and engineering revenue in the prior period that was not repeated in the current period.

Cost of revenue. Cost of revenues is primarily comprised of repair and maintenance, material costs, and direct labor and overhead expenses. Our Cost of revenues decreased by $615,956, or 89%, for the three months ended September 30, 2024 when compared to the same period in 2023. This decrease is primarily due to a decrease in manufacturing activities and sales as the Company continued to focus on product and technology improvements in the current period.

Research, development and manufacturing operations. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. It also includes costs related to technology development. Research, development and manufacturing operations costs increased by $258,592, or 75%, for the three months ended September 30, 2024 when compared to the same period in 2023. This is primarily due to the Company continued to focused on product and technology improvements in the current period.

Selling, general and administrative. Selling, general and administrative expenses decreased by $190,517, or 14%, for the three months ended September 30, 2024 when compared to the same period in 2023. The decrease in costs is due primarily to decreased professional services and other administrative expenses incurred during the current period.

Share-based compensation. Share-based compensation expense increased by $215,343 or 155% for the three months ended September 30, 2024 when compared to the same period in 2023. The increase is due to the Company's RSU and option grant to employees, directors, and advisory board in 2024.

Other Income/Expense. Other income was $571,324 for the three months ended September 30, 2024. This includes a gain on settlement of liabilities, interest income, and the reversal of a Swiss liability which were partially offset by interest expense. In comparison, other income for the same period in 2023 was $468,750, primarily due to a one-time employee retention credit, partially offset by interest expense, resulting in an increase of $102,574 between the two periods.

Net Loss. Our Net Loss decreased by $218,406, or 11%, for the three months ended September 30, 2024 compared to the same period in 2023 due primarily to the items mentioned above.

Comparison of the Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended September 30,
	2024	2023	$ Change
Revenues
Product Revenue	$41,893	$395,106	$(353,213)
Milestone and engineering	-	60,374	(60,374)
Total Revenues	41,893	455,480	(413,587)

Costs and Expenses
Cost of Revenue	147,708	1,820,816	(1,673,108)
Research, development and manufacturing operations	1,716,766	2,832,956	(1,116,190)
Selling, general and administrative	3,888,455	4,178,146	(289,691)
Share-based compensation	799,345	2,104,378	(1,305,033)
Depreciation and amortization	57,139	73,947	(16,808)
Impairment loss	524,481	-	524,481
Total Costs and Expenses	7,133,894	11,010,243	(3,876,349)
Loss From Operations	(7,092,001)	(10,554,763)	3,462,762

Other Income/(Expense)
Other Income/(Expense), net	768,496	766,859	1,637
Warrant settlement	(743,462)	-	(743,462)
Interest Expense	(604,473)	(2,118,023)	1,513,550
Total Other Income/(Expense)	(579,439)	(1,351,164)	771,725
Income/(Loss) on Equity Method Investments	(2,996)	(170)	(2,826)
Net (Loss)/Income	$(7,674,436)	$(11,906,097)	$4,231,661

Total Revenues. Our total revenues decreased by $413,587, or 91%, for the nine months ended September 30, 2024 when compared to the same period in 2023. This is primarily due to a large customer order and engineering revenue in the prior period that was not repeated in the current period.

Cost of revenue. Cost of revenues is primarily comprised of repair and maintenance, material costs, and direct labor and overhead expenses. Our Cost of revenues decreased by $1,673,108, or 92%, for the nine months ended September 30, 2024 when compared to the same period in 2023. This decrease is primarily due to a decrease in manufacturing activities and sales as the Company continued to focused on product and technology improvements in the current period.

Research, development and manufacturing operations. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. Research, development and manufacturing operations costs also include costs related to technology development. Research, development and manufacturing operations costs decreased by $1,116,190, or 39%, for the nine months ended September 30, 2024 when compared to the same period in 2023. This is primarily due to a decrease in preproduction and manufacturing operations cost as the Company continued to focused on product and technology improvements in the current period.

Selling, general and administrative. Selling, general and administrative expenses decreased by $289,691, or 7% for the nine months ended September 30, 2024 compared to the same period in 2023. This decrease is primarily due to lower personnel and administrative costs incurred during the first quarter of the current year compared to the prior period. This decrease is partially offset by higher personnel, professional services and other administrative costs incurred during the second and third quarter of the current year.

Share-based compensation. Share-based compensation expense decreased by $1,305,033 or 62% for the nine months ended September 30, 2024 when compared to the same period in 2023. The decrease is due to the termination of our former CEO in April 2023. This is partially offset with the Company's RSU and options granted to employees, directors, and advisory board in 2024.

Other Income/Expense. Other expense was $579,439 for the nine months ended September 30, 2024, compared to other expense of $1,351,164 for the same period in 2023, a decrease of $771,725. The decrease is due primarily to a decrease in interest expense resulting from the conversions and payoff of the December 2022 convertible debt and other income recognized, partially offset by the warrant settlement expense incurred in 2024. Other income in 2024 included a gain on settlement of liabilities, interest income, and the reversal of a Swiss liability. Other income in 2023 included a one-time employee retention credit.

Net Loss. Our Net Loss decreased by $4,231,661, or 36%, for the nine months ended September 30, 2024 compared to the same period in 2023 due primarily to the items mentioned above.

Liquidity and Capital Resources

The Company currently has limited PV production at its manufacturing facility. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully restarted its production at industrial scale and achieved desired improvements to its PV products. During the nine months ended September 30, 2024 the Company used $6,897,159 in cash for operations.

Additionally, projected total revenues are not anticipated to result in a positive cash flow position for the year overall and, as of September 30, 2024, while the Company has working capital of $1,362,847, Management does not believe cash liquidity is sufficient for the next twelve months and will require additional financing.

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

Statements of Cash Flows Comparison of the Nine Months Ended September 30, 2024 and 2023

For the nine months ended September 30, 2024, our cash used in operations was $6,897,159 compared to $7,329,398 for the nine months ended September 30, 2023, a decrease of $432,239. This decrease is due primarily to decreases in manufacturing activities as the Company continues to focus on product and technology improvements. For the nine months ended September 30, 2024, cash used in investing activities was $421 compared to $3,863,963 used in investing activities for the nine months ended September 30, 2023. This change was primarily the result of the asset acquisition in Zurich, Switzerland in the prior period. During the nine months ended September 30, 2024, net cash used in operations of $6,897,159 were primarily funded from 2023 and 2024 financing agreements.

Off Balance Sheet Transactions

As of September 30, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

We hold no significant funds and have no significant future obligations denominated in foreign currencies as of September 30, 2024.

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

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our cash equivalents and investment portfolio. As of September 30, 2024, our cash equivalents consisted operating accounts held with financial institutions and money market fund investments. From time to time, we may hold restricted funds, investments in U.S. government securities and high-quality corporate securities. The primary objective of our investment activities is to preserve principal and provide liquidity on demand, while at the same time maximizing the income we receive from our investments without significantly increasing risk. The direct risk to us associated with fluctuating interest rates is limited to our investment portfolio, and we do not believe a change in interest rates will have a significant impact on our financial position, results of operations, or cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Our management conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of September 30, 2024. Based on this evaluation, our management concluded the design and operation of our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the nine months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Except as discussed in Note 17 to the financial statements, there were no events required to be reported under Item 1 for the nine months ended September 30, 2024, within Part II, Item 1 of this report.

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

As long as our executive officers, board members and advisory board members, in the aggregate, maintain their current holdings of our equity securities, they will be able to significantly influence all matters requiring stockholder approval.

Upon completion of the Series 1C Preferred Stock funding, executive officers, directors, and advisory board members hold an aggregate of approximately 1,900 shares of Series 1C Preferred Stock. The Series 1C Preferred Stock is entitled to vote along with our common stock on an as-converted to common basis. The shares of Series 1C Preferred Stock owned by such executive officers, directors and advisors (after giving effect to the 4.99% maximum percentage conversion limitations described above) would be entitled to cast, in the aggregate, approximately 15% votes on any matter to be considered by stockholders for approval at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting), based upon approximately 1,324,804 shares of common stock currently outstanding. These executive officers, directors, and advisors, therefore, will, for the foreseeable future, have significant influence over our management and affairs, and will be able to significantly influence all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or sales of our Company or assets.

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

As previously disclosed, during 2023 and 2024 we were not in compliance with (x) the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market (the “Bid Price Requirement”) and (y) Nasdaq Listing Rule 5550(b)(1) which requires companies listed on Nasdaq to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing (the “Equity Rule”). In September 2024, the Company received written notice from Nasdaq indicating that the Company had regained compliance with the Bid Price Requirement and the Equity Rule. The Company will be subject to a one year Nasdaq Listing Panel Monitor. The Company intends to monitor its bid price and stockholders' equity to remain in compliance with the applicable listing requirements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the nine months ended September 30, 2024.

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

During the nine months ended September 30, 2024, none of our directors or executive officers had a Rule 10b5-1 plan in effect.

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

3.20	Certificate of Designation of Series Z Preferred Stock dated June 20, 2024 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 21, 2024)

3.21

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company dated August 13, 2024 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on August 19, 2024)

3.22

Certificate of Designations of Rights and Preferences of Series 1C Convertible Preferred Stock dated October 17, 2024 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on October 23, 2024)

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

10.8†	Executive Employment Agreement, dated April 4, 2014, between the Company and Victor Lee (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 9, 2014)

10.9†	Seventh Amended and Restated 2005 Stock Option Plan (incorporated by reference to Annex B of our definitive proxy statement dated April 22, 2016)

10.10†	Seventh Amended and Restated 2008 Restricted Stock Plan Stock Option Plan (incorporated by reference to Annex A of our definitive proxy statement dated April 22, 2016)

10.11+	Industrial Lease for 12300 Grant Street, Thornton, Colorado dated September 21, 2020 (incorporated by reference to Exhibit 10.50 to our Annual Report on Form 10-K filed January 29, 2021)

10.12+	Long-Term Supply and Joint Development Agreement dated September 15, 2021 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021)

10.13	Fleur Capital Unsecured Convertible Promissory Note dated January 3, 2022 (incorporated by reference to Exhibit 10.13 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022)

10.14	Nanyang Unsecured Convertible Promissory Note dated January 21, 2022 (incorporated by reference to Exhibit 10.14 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022)

10.15	Bridge Promissory Note dated August 3, 2022 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 8, 2022)

10.16	Securities Purchase Agreement dated August 8, 2022 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 8, 2022)

10.17	Form of Common Stock Warrant Related to Securities Purchase Agreement dated August 8, 2022 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 8, 2022)

10.18	Common Stock Warrant dated August 19, 2022 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 19, 2022)

10.19†

Separation Agreement and Release of Claims between the Company and Victor Lee dated September 21, 2022 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 22, 2022)

10.20†CTR	Employment Agreement between the Company and Jeffrey Max dated September 21, 2022 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 27, 2022)

10.21†	Separation Agreement between the Company and Michael Gilbreth effective December 11, 2022 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 12, 2022)

10.22†	Employment Agreement between the Company and Paul Warley dated December 12, 2022 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 12, 2022)

10.23	Securities Purchase Contract, dated as of December 19, 2022 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 20, 2022)

10.24	Form of Security Agreement, dated as of December 19, 2022 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 20, 2022)

10.25	Form of Registered Advance Note 2022 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on December 20, 2022)

10.26	Form of Private Placement Advance Note (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on December 20, 2022)

10.27	Form of 2022 Common Stock Warrant (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on December 20, 2022)

10.28	Waiver and Amendment Agreement, dated as of March 29, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 29, 2023)

10.29	Amendment to Waiver and Amendment Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 13, 2023)

10.30	Common Stock Securities Purchase Agreement dated April 14, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 20, 2023)

10.31	Asset Purchase Agreement, dated as of April 17, 2023 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on April 21, 2023)

10.32	Transition Services Agreement, dated as of April 17, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 21, 2023)

10.33	Sublease Agreement, dated as of April 17, 2023 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 21, 2023)

10.34	Technology License Agreement, dated as of April 17, 2023 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 21, 2023)

10.35	Letter Agreement, dated as of April 20, 2023 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on April 21, 2023)

10.36†	CEO Employment Agreement between the Company and Paul Warley dated as of May 1, 2023

10.37	Waiver and Amendment Agreement, dated as of May 25, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 26, 2023)

10.38	Form of Series 1B Preferred Stock Purchase Agreement dated June 29, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 30, 2023)

10.39	2024 Placement Agent Agreement (incorporated by reference to Exhibit 1.1 filed with Amendment No. 3 to the Company’s Registration on Form S-1 (File no. 333-274231))

10.40†	Employment Agreement between the Company and Bobby Gulati dated as of October 19, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 23, 2023)

10.41†	Employment Agreement between the Company and Jin Jo dated as of October 19, 2023 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 23, 2023)

10.42†	Ascent Solar 2023 Equity Incentive Plan (as amended in May 2024) (incorporated by reference to Annex A of our definitive proxy statement filed June 20, 2024)

10.43	Warrant Repurchase Agreement dated March 6, 2024 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 7, 2024)

10.44	Warrant Repurchase Agreement dated March 7, 2024 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 7, 2024)

10.45	Cedar Loan Agreement dated April 17, 2024 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 18, 2024)

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

10.48	Form of Series 1C Convertible Preferred Stock Securities Purchase Agreement dated October 17, 2024 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 7, 2024)

31.1*	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

CTR	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†	Denotes management contract or compensatory plan or arrangement.

+

Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

ASCENT SOLAR TECHNOLOGIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of November, 2024.

November 14, 2024	By:	/s/ PAUL WARLEY
Paul Warley Chief Executive Officer (Principal Executive Officer)

November 14, 2024	By:	/s/ JIN JO
Jin Jo Chief Financial Officer (Principal Financial and Accounting Officer)