Form 10-K
period 2024-12-31
Ascent Solar Technologies, Inc.
filed 2025-03-31
CIK 1350102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $9,506,400 based upon the last reported sale price of the registrant’s common stock on that date as reported by Nasdaq Capital Market.

As of March 31, 2025, there were 1,705,984 shares of our common stock issued and outstanding.

ASCENT SOLAR TECHNOLOGIES, INC.

Form 10-K Annual Report

for the Fiscal Year ended December 31, 2024

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
•
The accuracy of our estimates and projections and our ability to achieve these projections;
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

References to “we,” “us,” “our,” “Ascent,” “Ascent Solar” or the “Company” in this Annual Report mean Ascent Solar Technologies, Inc.

PART I

Item 1. Business

Business Overview

Ascent Solar Technologies, Inc. (“Ascent” or the "Company") is a solar technology company that manufactures and sells photovoltaic ("PV") solar modules that are flexible, durable, and possess attractive power to weight and power to area performance. Our technology provides renewable power solutions to high-value production and specialty solar markets where traditional rigid solar panels are not suitable, including space power beaming, aerospace, satellites, near earth orbiting vehicles, fixed wing unmanned aerial vehicles (“UAV”), and agrivoltaics. We operate in these target markets because they have highly specialized needs for power generation and offer attractive pricing due to the significant technological requirements.

We believe the value proposition of Ascent’s proprietary solar technology not only aligns with the needs of customers in our target markets, but also overcomes many of the obstacle’s other solar technologies face in space, aerospace and other markets. Ascent designs and develops finished products for end users in these areas and collaborates with strategic partners to design and develop integrated solutions for products like satellites, spacecraft, airships and UAV. Ascent sees significant overlap in the needs of end users across some of these markets and believes it can achieve economies of scale in sourcing, development, and production in commercializing products for these customers.

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

Product Update

The Company continues to focus on cell and aerial efficiency improvements on our Copper-Indium-Gallium-diSelenide ("CIGS")-based solar cells. With the incorporation of Zn(O,S) as a buffer layer, the Company learned that reintroducing CdS as a combined hybrid buffer layer improved overall performance and efficiencies by minimizing optical losses and improving overall short-circuit current and open-circuit voltages. The Company continues to focus its R&D efforts on increasing aerial efficiencies and power to weight ratios in the AM0 spectrum.

Due to the high durability enabled by the monolithic integration employed by our technology, the capability to customize modules into different form factors and what we believe is the industry leading light weight and flexibility provided by our modules, we believe that the potential applications for our products are extensive, including integrated solutions anywhere that may need power generation such as power beaming solutions, vehicles in space or in flight or dual-use installations on agricultural land.

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

We also believe that, although over time, Gallium Arsenide ("GaSa") modules have achieved conversion efficiencies that are generally comparable to CIGS, GaSa is more expensive than our CIGS products and that CIGS has a more advantageous weight per watt output when compared to GaSa.

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

•
We are a pioneer in CIGS technology with a proprietary, flexible, lightweight, high power PV thin film product that positions us to penetrate a wide range of attractive high value added markets such as aerospace, power beaming, and agrivoltaics. In addition, we have provided renewable power solutions for off grid, portable power, transportation, defense, and other markets. By applying CIGS to a flexible plastic substrate, we have developed a PV module that is efficient, lightweight and flexible; with the highest power-to-weight ratio in at-scale commercially available solar. Relative to our thin film competitors, we believe our advantage in thin film CIGS on plastic technology provides us with a superior product offering for these strategic market segments.
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

The market for traditional, grid connected PV products is dominated by large manufacturers of c-Si technology, although thin film technology on glass has begun to emerge among the major players. We anticipate that while these large manufacturers may continue to dominate the market with their silicon-based products, thin film manufacturers will likely capture an increasingly larger share of the market.

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

We intend to continue to invest in research and development in order to provide near term improvements to our manufacturing process (including to reduce costs) and products (including improve technology to increase power), as well as to identify next generation technologies relevant to both our existing and potential new markets. During the years ended December 31, 2024 and 2023 we incurred approximately $2,300,948 and $3,222,283, respectively, in research, development and manufacturing operations costs, which include research and development incurred in customizing products for customers, as well as manufacturing costs incurred while developing our product lines and manufacturing process. We also plan to continue to take advantage of research and development contracts to fund a portion of this development.

We protect our intellectual property through a combination of trade secrets and patent protections and own several patents that protect our manufacturing process.

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

Employees

As of December 31, 2024, we had 16 full-time and 4 part-time employees.

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

Risks Relating to Our Business

Our continuing operations will require additional capital which we may not be able to obtain on favorable terms, if at all, or without dilution to our stockholders. Since inception, we have incurred significant losses. We expect to continue to incur net losses in the near term. For the year ended December 31, 2024, our cash used in operations was $8,423,569. At December 31, 2024, we had cash and equivalents on hand of $3,170,743.

We currently have limited industrial scale production capacities and we continue to focus on research and development activities to improve our PV products. We do not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until we have fully implemented our strategy of focusing on high value PV products and manufacturing at full industrial scale. Product revenues did not result in a positive cash flow for the 2024 year, and are not anticipated to result in a positive cash flow for the next twelve months.

During 2024, we entered into multiple financing agreements to fund operations, raising approximately $17.2 million in gross proceeds, of which $6.1 million was used to pay down debt and repurchase fully ratcheting warrants. We do not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements for the foreseeable future, and we will depend on raising additional capital to maintain operations until we become profitable. There is no assurance that we will be able to raise additional capital on acceptable terms or at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we raise additional funds through debt financing, which may involve restrictive covenants, our ability to operate our business may be restricted. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products, expand capacity or otherwise respond to competitive pressures could be significantly limited, and our business, results of operations and financial condition could be materially and adversely affected.

Our auditors have expressed substantial doubt about our ability to continue as a going concern. Our auditors’ report on our December 31, 2024 financial statements expresses an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the year 2025 unless we raised additional funds. Additionally, as a result of the Company’s recurring losses from operations, and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises doubt as to the Company’s ability to continue as a going concern. Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. Our December 31, 2024 financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

We have to date incurred net losses and may be unable to generate sufficient sales in the future to become profitable. We incurred a net loss of $9,130,274 for the year ended December 31, 2024 and reported an accumulated deficit of $491,608,710 as of December 31, 2024. We expect to incur net losses in the near term. Our ability to achieve profitability depends on a number of factors, including market acceptance of our specialty PV products at competitive prices. If we are unable to raise additional capital and generate sufficient revenue to achieve profitability and positive cash flows, we may be unable to satisfy our commitments and may have to discontinue operations.

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

Our products may never gain sufficient market acceptance, in which case we would be unable to sell our products or achieve profitability. Demand for our products may never develop sufficiently, and our products may never gain market acceptance, if we fail to produce products that compare favorably against competing products on the basis of cost, quality, weight, efficiency and performance. Demand for our products also will depend on our ability to develop and maintain successful relationships with key partners, including direct customers, distributors, retailers, OEMs, system integrators and value-added resellers. If our products fail to gain market acceptance as quickly as we envision or at all, our business, results of operations and financial condition could be materially and adversely affected.

We are targeting emerging markets for a significant portion of our planned product sales. These markets are new and may not develop as rapidly as we expect or may not develop at all. Our target markets include power beaming, space, near space, and agrivoltaics markets. Although certain areas of these markets have started to develop, some of them are in their infancy. We believe these markets have significant long-term potential; however, some or all of these markets may not develop and emerge as we expect. If the markets do develop as expected, there may be other products that could provide a superior product or a comparable product at lower prices than our products. If these markets do not develop as we expect, or if competitors are better able to capitalize on these markets our revenues and product margins may be negatively affected.

Failure to consummate strategic relationships with key partners in our various target market segments, such as defense, transportation, space and near space, and the respective implementations of the right strategic partnerships to enter these various specified markets, could adversely affect our projected sales, growth and revenues. We intend to sell thin-film PV modules for use in power beaming, space, near space solar, and agrivoltaics panel applications. Our marketing and distribution strategy is to form strategic relationships with direct customers, distributors, value added resellers and e-commerce to provide a foothold in these target markets. If we are unable to successfully establish working relationships with such market participants or if, due to cost, technical or other factors, our products prove unsuitable for use in such applications; our projected revenues and operating results could be adversely affected.

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

We have agreements with international parties that subject us to a number of risks, including potential unfavorable political, regulatory, labor, legal and tax conditions in foreign countries. We conduct business with international parties and, in the future, may look to expand our operations abroad and, as a result, we may be subject to the legal, political, social and regulatory requirements and economic conditions of foreign jurisdictions. Risks inherent to international operations, include, but are not limited to, the following:

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

Risks Relating to our Securities and an Investment in our Common Stock

The price of our common stock may continue to be volatile. Our common stock is currently traded on the Nasdaq Capital Market. The trading price of our common stock from time to time has fluctuated widely and may be subject to similar volatility in the future. For example, during the period from January 1, 2024 through December 31, 2024, our common stock ranged from $2.255 to $85.30, and in 2023, our common stock ranged from $75.50 to $28,600 (all prices as adjusted for our prior reverse stock splits). The trading price of our common stock in the future may be affected by a number of factors, including events described in these Risk Factors. In recent years, broad stock market indices, in general, and smaller capitalization and PV companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have a negative effect on the market price of our common stock regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources and could have a material adverse effect on our financial condition.

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

Our stockholders may experience significant dilution as a result of shares of our common stock that may be issued (i) upon the exercise or conversion of our derivative securities including convertible preferred stock and warrants, and (ii) pursuant to new securities that we may issue in the future. We may issue substantial amounts of additional common stock in connection with the exercise or conversion of our derivative securities including convertible preferred stock and warrants.

If we obtain additional financing involving the issuance of equity securities or securities convertible or exercisable for equity securities, our existing stockholders’ investment would be further diluted. Such dilution could cause the market price of our common stock to decline, which could impair our ability to raise additional financing. Depending on market liquidity at the time, sales of such newly issued additional shares into the market may cause the trading price of our common stock to fall.

Depending on market liquidity at the time, sales of such newly issued additional shares into the market may cause the trading price of our common stock to fall.

Sales of a significant number of shares of our common stock in the public markets or significant short sales of our stock, or the perception that such sales could occur, could depress the market price of our common stock and impair our ability to raise capital. Substantially all of our outstanding shares (and substantially all of the shares underlying our outstanding derivative securities), unless held by our affiliates, may be resold in the public market immediately without restriction. Shares held by our affiliates may be resold into the public market subject to compliance with the requirements of the SEC’s Rule 144. Sales of a substantial number of shares of our common stock or other equity-related securities in the public markets could depress the market price of our common stock. If there are significant short sales of our stock, the price decline that could result from this activity may cause the share price to decline more so, which, in turn, may cause long holders of the stock to sell their shares, thereby contributing to sales of stock in the market. Such sales also may impair our ability to raise capital through the sale of additional equity securities in the future at a time and price that our management deems acceptable, if at all.

We may fail to continue to meet the listing standards of The Nasdaq Capital Market. Failure to maintain the listing of our common stock with a U.S. national securities exchange could adversely affect the liquidity off our common stock.

Our common stock is currently listed on The Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards.

During 2023 and 2024, the Company received notices from Nasdaq indicating that the Company was not in compliance with (i) Nasdaq Listing Rule 5550(b)(1), which requires companies listed on The Nasdaq Stock Market to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing, and (ii) Nasdaq Listing Rule 5550(a)(2) which requires companies listed on The Nasdaq Stock Market to maintain a minimum of a $1.00 bid price for continued listing.

In September 2024, the Company received written notice from Nasdaq indicating that the Company had regained compliance with the bid price requirement and the equity requirement. The Company will be subject to a one year Nasdaq Listing Panel Monitor.

If we fail in the future to satisfy the continued listing requirements of Nasdaq, Nasdaq may take steps to delist our securities. Such a delisting would likely have a negative effect on the price and liquidity of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our common stock from dropping below the Nasdaq minimum share price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

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

Item 2. Properties

Our principal business office and manufacturing facility is located in a leased space at 12300 Grant Street, Thornton, Colorado 80241. We have approximately 25,000 square feet of fully equipped office space and 50,000 square feet of fully equipped manufacturing space. We consider our space adequate for our current operations.

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

On August 15, 2023, H.C. Wainwright & Co., LLC (“Wainwright”) filed an action against the Company in the New York State Supreme Court in New York County. The complaint alleges a breach by the Company of an investment banking engagement letter entered into in October 2021. The Wainwright engagement letter expired in April 2022 without any financing transaction having been completed. The complaint claims that Wainright is entitled, under a “tail provision”, to an 8% fee and 7% warrant coverage on the Company’s $15 million secured convertible note financing. The complaint seeks damages of $1.2 million, 21.7 common stock warrants (adjusted for our reverse stock split) with a per share exercise price of $60,500, and attorney fees. On May 15, 2024, the Company and Wainwright reached a settlement agreement.

For additional information on contingencies and legal proceedings, see "Note 19 - Commitments and Contingencies" to our financial statements included in this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

On August 24, 2022, our common stock began trading on the Nasdaq Capital Market. Our trading symbol is “ASTI.”

Holders

As of December 31, 2024, the number of record holders of our common stock was 40. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

The holders of common stock are entitled to receive such dividends as may be declared by our Board of Directors. During the years ended December 31, 2024 and 2023, we did not pay any common stock dividends, and we do not expect to declare or pay any dividends in the foreseeable future. Payment of future dividends will be within the discretion of our Board of Directors and will depend on, among other factors, our retained earnings, capital requirements, and operating and financial condition.

Recent Sales of Unregistered Securities

During the year ended December 31, 2024, all sales of unregistered securities by the Company have been previously reported on a Form 8-K or Form 10-Q.

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

Overview

We are a company formed to commercialize flexible PV modules using our proprietary technology. For the year ended December 31, 2024 we generated $41,893 of total revenue, all of which, were from product sales. As of December 31, 2024, we had an accumulated deficit of approximately $491,608,710.

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
•
Our ability to enter into commercially viable licensing, joint venture, or other commercial arrangements; and
•
Availability of raw materials.

Basis of Presentation: The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the policies below as critical to our business operations and to the understanding of our financial results:

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

Convertible Debt: The Company evaluates its convertible debt instruments to determine if there is an embedded derivative or other feature that requires bifurcation from the host contract. Please refer to Note 11 for further discussion on convertible debt.

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

Revenue Recognition:

Product revenue. We recognize revenue for the sale of PV product sales at a point in time following the transfer of control of such products to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts. For product sales contracts that contain multiple performance obligations, we allocate the transaction price to each performance obligation identified in the contract based on relative standalone selling prices, or estimates of such prices, and recognize the related revenue as control of each individual product is transferred to the customer.

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

Recently Issued Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting: Improvement to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 improves segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The amendments in ASU 2023-07 are effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The adoption of ASU 2023-07 did not have a material impact on the Company's financial statements.

Management is evaluating the impact of other new pronouncements issued but not effective as of December 31, 2024. See Note 2 for additional information.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

	Year Ended December 31,
	2024	2023	$ Change
Revenues
Product Revenue	41,893	397,886	(355,993)
Milestone and engineering	-	60,374	(60,374)
Total Revenues	41,893	458,260	(416,367)

Costs and Expenses
Cost of Revenue	148,376	1,892,341	(1,743,965)
Research, development and manufacturing operations	2,300,948	3,222,283	(921,335)
Selling, general and administrative	4,506,337	5,364,523	(858,186)
Share-based compensation	1,024,758	2,243,445	(1,218,687)
Depreciation and amortization	74,142	95,238	(21,096)
Impairment loss	524,481	3,283,715	(2,759,234)
Total Costs and Expenses	8,579,042	16,101,545	(7,522,503)

Loss From Operations	(8,537,149)	(15,643,285)	7,106,136

Other Income/(Expense)
Other Income/(Expense), net	818,721	747,739	70,982
Warrant settlement	(743,462)	-	(743,462)
Interest Expense	(665,718)	(2,174,118)	1,508,400
Total Other Income/(Expense)	(590,459)	(1,426,379)	835,920
Income/(Loss) on Equity Method Investment	(2,666)	(232)	(2,434)
Net Income/(Loss)	(9,130,274)	(17,069,896)	7,939,622

Revenues. Total revenues decreased by $416,367, or by 91%, for the year ended December 31, 2024 when compared to the same period in 2023. This is primarily due to a large customer order and engineering revenue in the prior period that was not repeated in the current period. Additionally, in 2023, the Company recognized revenue from fulfilling a supply agreement under an Asset Purchase Agreement executed in April 2023 that did not repeat in the current period.

Cost of revenues. Cost of revenues is comprised primarily of repair and maintenance, direct labor and overhead expenses. Our cost of revenues decreased by $1,743,965, or 92% for the year ended December 31, 2024 when compared to the same period in 2023. The decrease in cost of revenues is primarily due to the decrease in manufacturing activities and sales as the Company continued to focused on product and technology improvements.

Research, development and manufacturing operations. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. Research, development and manufacturing operations costs also include costs related to technology development. Research, development and manufacturing operations costs decreased by $921,335 or 29%, for the year ended December 31, 2024 when compared to the same period in 2023. This is primarily due to a decrease in preproduction and manufacturing operations cost as the Company continued to focused on product and technology improvements in 2024.

Selling, general and administrative. Selling, general and administrative expenses decreased by $858,186, or 16%, for the year ended December 31, 2024 when compared to the same period in 2023. This decrease is primarily due to lower personnel incurred during the current year compared to the prior period.

Share-based compensation. Share-based compensation expense decreased by $1,218,687 or 54%, for the year ended December 31, 2024 when compared to the same period in 2023. The decrease is due to the termination of our former CEO in April 2023. This is partially offset with the Company's RSU and options granted to employees, directors, and advisory board in 2024.

Impairment loss. The impairment loss decreased by $2,759,234 or 84%. The Company recognized an impairment loss of $3,283,715 during the year ended December 31, 2023 for the manufacturing assets purchased from Flisom. During the current period, the Company recognized an additional impairment loss of $524,481 on these manufacturing assets as part of the Company's agreement to sell these assets.

Other Income/(Expense). Other expense decreased by $835,920 or 59%, for the year ended December 31, 2024 when compared to the same period in 2023. The decrease is due primarily to a decrease in interest expense resulting from the conversions and payoff of the December 2022 convertible debt and other income recognized, partially offset by the warrant settlement expense incurred in 2024. Other income in 2024 also included gain on settlement of liabilities, interest income, and the reversal of Swiss liability. Other income in 2023 included a one-time employee retention credit.

Net Income/(Loss). Our Net Loss was $9,130,274 for the year ended December 31, 2024, compared to Net Loss of $17,069,896 for the year ended December 31, 2023, a decrease of $7,939,622. The decrease is due to the reasons described above.

Liquidity and Capital Resources

The Company has continued limited PV production at its manufacturing facility. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented its product strategy. During the year ended December 31, 2024 the Company used $8,423,569 in cash for operations.

Additional projected revenues are not anticipated to result in a positive cash flow position for the year 2024 overall and, although as of December 31, 2024, the Company has working capital of $1,432,912, Management believes that additional financing will be required for the Company to reach a level of sufficient sales to achieve profitability.

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

Statements of Cash Flows Comparison of the Years Ended December 31, 2024 and 2023

For the year ended December 31, 2024, our cash used in operations was $8,423,569 compared to $9,536,879 for the year ended December 31, 2023, a decrease of $1,113,310. The decrease is due primarily to decreases in manufacturing activities as the Company continues to focus on product and technology improvements. For the year ended December 31, 2024, cash used in investing activities was $421 compared to cash used in investing activities of $3,877,366 for the year ended December 31, 2023. This change was primarily the result of the asset acquisition in Zurich, Switzerland in the prior period. During the year ended December 31, 2024, cash used in operations of $8,423,569 were primarily funded from 2023 and 2024 financing agreements. For the year ended December 31, 2024, our cash provided by financing activities was $10,546,000 compared to $2,962,720 for the year ended December 31, 2023, an increase of $7,583,280. Cash provided by financing activities in 2024 was primarily derived from public and private offering and a series of bridge loans partially offset by the loan repayments, warrant repurchase, and repayment of conversions payables associated with a 2022 offering. During 2023, cash provided by financing activities were primarily attributable to public and private offerings partially offset by repayment of conversion payables and Series 1B preferred stock.

Off Balance Sheet Transactions

As of December 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

We hold no significant funds and have no significant future obligations denominated in foreign currencies as of December 31, 2024.

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our cash equivalents and investment portfolio. As of December 31, 2024, our cash equivalents consisted of operating accounts held with financial institutions and investments in money market funds. From time to time, we hold restricted funds, money market funds, investments in U.S. government securities and high-quality corporate securities. The primary objective of our investment activities is to preserve principal and provide liquidity on demand, while at the same time maximizing the income we receive from our investments without significantly increasing risk. The direct risk to us associated with fluctuating interest rates is limited to our investment portfolio, and we do not believe a change in interest rates will have a significant impact on our financial position, results of operations, or cash flows.

Item 8. Financial Statements and Supplementary Data

The Financial Statements and Supplementary Data required by this item are included in Part IV, Item 15(a)(1) and are presented beginning on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Our management conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of December 31, 2024. Based on this evaluation, our management concluded the design and operation of our disclosure controls and procedures were effective as of December 31, 2024.

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

Under the supervision of the Audit Committee of the Board of Directors and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded our internal control over financial reporting were effective as of December 31, 2024. Our management reviewed the results of its assessment with the Audit Committee.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the period ended December 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS AND DIRECTORS

Our executive officers, continuing directors and director nominees, their ages and positions with us as of March 31, 2025, are as follows:

Name	Age	Position
Paul Warley	63	President and Chief Executive Officer, Director
Jin Jo	47	Chief Financial Officer
Bobby Gulati	60	Chief Operating Officer
David Peterson	55	Chairman of the Board, Director
Forrest Reynolds	54	Director
Louis Berezovsky	59	Director
Gregory Thompson	69	Director

Paul Warley has been Chief Executive Officer of the Company since May 2, 2023. Prior to then, Mr. Warley served as our Chief Financial Officer from December 2022 to May 2023 and was elected to our Board in December 2023. Mr. Warley has significant experience in corporate turnarounds, restructuring, cross-border trade and capital advisory work. From 2015 to 2022, Mr. Warley was president of Warley & Company LLC, a strategic advisory firm providing executive management, capital advisory and M&A services to middle-market companies in the service, construction, technology, oil & gas, clean energy, food, retail and green-building sectors. While at Warley & Company, from 2018 to 2019 Mr. Warley was engaged as Chief Executive Officer and CFO of 360 Imaging, a provider of products and services for implant surgery and digital dentistry. From 2011 to 2015, Mr. Warley served clients in the alternative energy industry as a managing director and additionally was Chief Compliance Officer with Deloitte Corporate Finance. From 1997 to 2011, Mr. Warley was Managing Director and Region Manager for GE Capital. From 1984 to 1997, Mr. Warley was with Bank of America and Bankers Trust as a Senior Vice President. Mr. Warley holds the Financial Industry Regulatory Authority Series 7, 24 and 63 licenses. He earned his B.S. degree in Business Administration from The Citadel (The Military College of South Carolina) and served in the U.S. Army, attaining the rank of Captain. While at Warley & Company LLC, Mr. Warley provided corporate finance consulting services to BD1 Investment Holding LLC, previously a significant stockholder of the Company. We believe Mr. Warley is well-qualified to serve as our CEO and as a Director due to his business experience.

Jin Jo has been Chief Financial Officer of the Company since May 2023. Ms. Jo joined the Company in June 2021 as Financial Controller. Ms. Jo has over 20 years of experience in accounting. From 2015 to 2021, Ms. Jo was the head of technical accounting of Empower Retirement, a financial services company, where her primary focus was accounting research for complex new products, investments and transactions, and new accounting standards implementation on International Financial Reporting Standards, US GAAP and insurance Statutory Accounting Principles. From 2011 to 2015, Ms. Jo was an Inspection Specialist at the Public Company Accounting Oversight Board where she assessed auditor compliance with audit professional standards. Ms. Jo started her career in public accounting, spending 11years in the audit and assurance practice serving both public and private companies.

Ms. Jo is a certified public accountant in the state of Colorado and earned her B.S. degree in Business Administration from the University of Colorado, Boulder. We believe Ms. Jo is well-qualified to serve as our CFO due to her business, financial and accounting experience.

Bobby Gulati has been Chief Operating Officer since May 2023. He has over 30 years of executive leadership experience in engineering and manufacturing roles. Mr. Gulati joined the Company in February 2012 as Head Equipment Engineer. In March 2014, he was promoted to Director of Equipment Engineering with emphasis on International Business Development. In 2020, Mr. Gulati was promoted to Chief Information Officer.

From 2010 to 2012 Mr. Gulati was the Director of Equipment Engineering for Twin Creeks Technologies, an amorphous silicon solar manufacturing company, and was responsible for the operations of the 5MW solar cell manufacturing facility in Senatobia, Mississippi. From 2001 to 2010, Mr. Gulati was the co-founder and President of TriStar Systems, a manufacturer of automated manufacturing and assembly equipment for the solar, aerospace and disk drive industries. From 1992 to 2000, Mr. Gulati was the co-founder and Chief Operating Officer of the publicly traded company NexStar Automation, whose focus was designing and building automated production equipment for the semiconductor and medical disposable industries. Mr. Gulati earned his B.S. degree in Electrical Engineering with a minor in Computer Science and Robotics from the University of Colorado, Denver. We believe Mr. Gulati is well-qualified to serve as our COO due to his business and management experience.

David Peterson has served on our Board since December 2020, and has been Chairman of the Board since September 2022. Mr. Peterson has over 25 years of business management experience, including 9 years as a private equity investor, 6 years as a manager at an engineering consulting firm, and over 20 years of board experience. From January 2024 to present, Mr. Peterson has worked for Clean H2, Inc., a distributor of hydrogen electrolyzers, where he serves as the CEO for the Centennial, Colorado based company. From 2015 to 2023, Mr. Peterson worked for EPD Consultants, Inc., a privately held engineering firm headquartered in Carson, California, where he served as Senior Project Manager. From 2010 to 2015, Mr. Peterson was President and Co-Founder of Great Circle Industries, Inc., a water recycling company in southern California. His past experience includes being a board member at AIR-serv, LLC, a tire inflation vending machine manufacturer, and at American Water Investments, LLC, which provided bottled water delivery and water softening services, where Mr. Peterson also served as Interim CFO and President. Mr. Peterson has an MBA degree from the Marshall School of Business at the University of Southern California, and a B.A. from the University of California, Santa Cruz. We believe Mr. Peterson is well-qualified to serve as a director due to his extensive management and board experience.

Forrest Reynolds has served on our Board since September 2022. He has over 30 years of business and management experience and is currently the Managing Partner of CalTex Capital, LLC, a privately held, Texas based, investment firm. Previously, Mr. Reynolds served as the Chief Restructuring Officer for Centaur Gaming, LLC, a gaming development company located in Indianapolis, Indiana. In this capacity, Mr. Reynolds managed a $1.0 billion Chapter 11 bankruptcy reorganization for the company. Prior to that, Mr. Reynolds worked in the investment banking industry for over 14 years holding various positions with several multinational investment banks including Credit Suisse, BT Alex Brown (later Deutsche Bank) and UBS. Mr. Reynolds sits on the board of several private companies and is actively involved with several charitable organizations. Mr. Reynolds graduated from The University of Texas at Austin where he received a B.B.A. in Finance and a B.A. in Economics. We believe Mr. Reynolds is well-qualified to serve as a director due to his knowledge and business experience.

Louis Berezovsky has served on our Board since September 2022. He joined Eagle Infrastructure Services in July 2013 and leads the Finance and Accounting, M&A, Human Resources, Legal and IT functions. He has more than 30 years of experience in senior financial management positions across a variety of industries including 28 years of working in private equity sponsored portfolio companies. His accomplishments include the completion more than 60 acquisitions as well as multiple recapitalizations and successful sale processes. Prior to joining Eagle, Mr. Berezovsky served as Executive Vice President and Chief Financial Officer of ABRA Auto Body and Glass, Chief Financial Officer of ConvergeOne, and Chief Financial Officer of AIR-serv.

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

Gregory Thompson has served on our Board since April 2023. He is a four-time public company CFO with extensive global experience across several industries including technology, manufacturing, chemicals, building products, medical equipment, software and services, and public accounting. From December 2018 through June 2021, Mr. Thompson was EVP and CFO of KEMET Corporation (NYSE: KEM), a manufacturer of a broad selection of capacitor technologies, and a variety of other passive electronic components. In June 2020, KEMET was acquired by Yageo Corporation for approximately $1.8 billion. From 2008 to 2016, Mr. Thompson was EVP and CFO of Axiall Corporation (NYSE: AXLL), a manufacturer and marketer of chlorovinyls and aromatics (acetone, cumene, phenol). Axiall was sold to Westlake Chemical Corporation in late 2016. Prior to Axiall, Mr. Thompson was CFO of medical equipment manufacturer Invacare Corporation (NYSE: IVC) from 2002 to 2008, CFO of Sensormatic Electronics Corporation from 2000 to 2002, and Corporate Controller of Sensormatic from 1997 to 2000. Previously at Wang Laboratories, Inc. Mr. Thompson served as Vice President and Corporate Controller from 1994 to 1997 and Assistant controller from 1990 to 1994. He began his career at Price Waterhouse and Coopers & Lybrand where he spent 13 years serving international clients in industries including chemicals, construction, distribution, manufacturing, metals, retail, and technology.

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

Based solely on a review of reports furnished to us, or written representations from reporting persons, we believe all directors, executive officers, and 10% owners timely filed all reports regarding transactions in our securities required to be filed in 2024 by Section 16(a) under the Exchange Act, except that Jin Jo filed one late Form 4 in 2024, Bobby Gulati filed one late Form 4 in 2024 and Paul Warley filed two late Forms 4 in 2024.

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

Our Compensation Committee is comprised of Mr. Peterson, Mr. Thompson and Mr. Reynolds. Mr. Reynolds serves as Chairman of the Compensation Committee.

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

Our Nominating and Governance Committee is comprised of Mr. Berezovsky, Mr. Thompson and Mr. Peterson. Mr. Thompson serves as Chairman of our Nominating and Governance Committee. Our Board has determined that all members of the Nominating and Governance Committee are independent under the rules of Nasdaq Capital Market.

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

Number of Meetings

The Board held a total of 13 meetings in 2024. Our Audit Committee held four meetings, our Compensation Committee held one meeting, and our Nominating and Governance Committee held one meeting in 2024. Each director attended at least 75% of the aggregate of the total number of meetings of the Board and the Board committees on which he served.

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

Director Compensation

Currently, each of our non-executive directors, consisting of Mr. Berezovsky, Mr. Thompson, Mr. Peterson and Mr. Reynolds, receive an annual retainer of $75,000 (increased from $55,000 in May 2024) in cash. Additionally, in 2024, Mr. Berezovsky, Mr. Peterson, and Mr. Thompson were granted and paid a one-time cash fee of $15,000 each and Mr. Reynolds was paid a one-time cash fee of $27,500. The Company can also issue equity awards including restricted stock units and stock options, to our non-executive directors. We do not provide any perquisites to directors but will reimburse all directors for expenses incurred in physically attending meetings or performing their duties as directors.

The following Director Compensation Table summarizes the compensation of each of our non-employee directors for services rendered to us during the year ended December 31, 2024:

2024 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Forrest Reynolds	94,808	19,250	45,650	-	159,708
Louis Berezovsky	82,308	19,250	39,425	-	140,983
Gregory Thompson	82,308	19,250	39,425	-	140,983
David Peterson	82,308	23,100	41,500	-	146,908
Paul Warley (4)	-	-	-	-	-

(1)
Mr. Berezovsky, Mr. Thompson, Mr. Peterson and Mr. Reynolds received an equity grant of 250, 250, 300, and 250 (adjusted for a one-for-one hundred reverse stock split effected on August 14, 2024) RSUs, respectively, in January, 2024. The RSUs were valued at $77 per RSU, which represent their fair value at grant date. A third of these RSUs vested on March 31, 2024, a third vested on January 1, 2025 and the remaining third will vest on January 1, 2026.
(2)
Mr. Berezovsky, Mr. Thompson, Mr. Peterson and Mr. Reynolds received an equity grant of 9,500, 9,500, 10,000, and 11,000 Options, respectively, in August, 2024. The Options were valued at $4.15 per Option, which represent their fair value at grant date. A third of these Options vested on September 15, 2024, a third will vest on August 21, 2025 and the remaining third will vest on August 21, 2026.
(3)
None.
(4)
Paul Warley was elected to the Company’s board of directors in December, 2023. As an executive officer of the Company, he will not receive separate compensation for his board service.

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

Compensation Clawback Policy

The Company established a policy regarding the recoupment of certain performance-based compensation payments (“Clawback Policy”), which became effective as of December 1, 2023. This policy is included as Exhibit 97 to this Annual Report.

The Audit Committee of the Company determined that no performance-based compensation (or the vesting of such compensation) within the prior three years was based upon the achievement of financial results, as reported in a Form 10-Q, Form 10-K or other report filed with the Securities and Exchange Commission (“SEC”), and therefore had no obligation, pursuant to the Company’s Clawback Policy, to recover erroneously paid or awarded compensation.

Rule 10b5-1 Sales Plans

Our policy governing transactions in our securities by directors, officers, and employees permits our officers, directors, and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place and can only put such plans into place while the individual is not in possession of material non-public information. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company. During 2024, none of our directors or executive officers had a Rule 10b5-1 in effect.

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

This section provides an overview of the compensation awarded to, earned by, or paid to each individual who served as our principal executive officer during 2024, and up to two of our next most highly compensated executive officers in respect of their service to our Company for 2024. Our named executive officers, or the Named Executive Officers, for the year ended December 31, 2024, are:

•
Paul Warley, our CEO;
•
Jin Jo, our CFO; and
•
Bobby Gulati, our COO

The following Summary Compensation Table sets forth certain information regarding the compensation of our Named Executive Officers for services rendered in all capacities to us during the years ended December 31, 2024 and 2023.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Comp ($)	Total ($)
Paul Warley - Chief Executive Officer (1)	2024	430,800	85,000	165,550	97,525	-	778,875
	2023	384,600	100,000	-	-	-	484,600
Jin Jo - Chief Financial Officer (2)	2024	243,500	60,000	32,725	47,725	-	383,950
	2023	198,000	45,000	-	-	-	243,000
Bobby Gulati - Chief Operating Officer (3)	2024	234,200	30,000	32,725	47,725	-	344,650
	2023	189,200	25,000	-	-	-	214,200

(1)
Mr. Warley joined the Company in December 2022 as the Company’s CFO and was appointed CEO in May 2023. Mr. Warley's employment agreement provided for annual base salary of $305,000, which increased to $350,000 in December 2022, after the Company raised a minimum $10 million of new capital. Mr. Warley's May 2023 CEO employment agreement provides for an annual base salary of $400,000 (increased to $450,000 in May 2024) and a one-time bonus of $85,000 in 2024 and $100,000 in 2023. In connection with Mr. Warley’s hiring in December 2022 as the Company’s CFO, Mr. Warley was granted an inducement grant of 35 RSUs for an aggregate of 35 shares (adjusted for a one-for-one hundred reverse stock split effected on August 14, 2024) of Ascent’s common stock valued at approximately $2,086,000 on grant date. 20% of the RSUs are fully vested upon grant. The remaining 80% of the RSUs vests in equal monthly increments over the next thirty-six months.
(2)
Ms. Jo joined the Company in June 2021 as the Company’s Financial Controller and was appointed CFO in May 2023. Ms. Jo's employment agreement provides an annual base salary of $225,000 (increased to $255,000 in May 2024) and a one-time bonus of $60,000 in 2024 and $45,000 in 2023.
(3)
Mr. Gulati joined the Company in February 2012 and was appointed COO in May 2023. Mr. Gulati's employment agreement provides an annual base salary of $225,000 (increased to $240,000 in May 2024) and a one-time bonus of $30,000 in 2024 and $25,000 in 2023.

Executive Employment Agreements

Paul Warley

On December 12, 2022, we entered into an CFO employment agreement with Mr. Warley. The CFO employment agreement provides for a term through December 31, 2025, subject to earlier termination by the Company and Mr. Warley as provided in the CFO employment agreement and provides Mr. Warley an annual base salary of $305,000, which increases to $350,000 once the Company raises a minimum $10 million of new capital. Mr. Warley will also be eligible for an annual incentive bonus of up to 75% of his Base Salary if the agreed bonus targets are achieved and a moving allowance of up to $30,000 if he relocates his primary residence to Colorado. Additionally, the Company granted Mr. Warley an inducement grant of RSUs for an aggregate of 35 shares (adjusted for a one-for-one hundred reverse stock split effected on August 14, 2024) of Ascent’s common stock. 20% of the RSUs are fully vested upon grant. The remaining 80% of the RSUs shall vest in equal monthly increments over the next thirty-six months. Any outstanding and unvested RSUs will accelerate and fully vest upon the earlier of (i) a change of control and (ii) the termination of Mr. Warley’s employment for any reason other than (x) by the Company for cause or (y) by Mr. Warley without good reason. Mr. Warley is also eligible to participate in the Company’s standard benefit plans and programs.

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

On May 2, 2023, the Company entered into a CEO employment agreement with Mr. Warley. The CEO employment agreement replaces the prior CFO employment agreement with Mr. Warley from December 2022. The CEO employment agreement provides for a term through December 31, 2025, subject to earlier termination by the Company and Mr. Warley as provided in the employment agreement. The CEO employment agreement provides that Mr. Warley will receive an annual base salary (“Base Salary”) of $400,000 (increased to $450,000 in May 2024). In addition, to the Base Salary, the Company will pay Mr. Warley a one-time bonus in the amount of $100,000. Mr. Warley will also be eligible for an annual incentive bonus of up to 75% of his Base Salary if the agreed bonus targets are achieved. The CEO employment agreement provides that Mr. Warley is eligible to participate in the Company’s standard benefit plans and programs.

In connection with Mr. Warley’s hiring in December 2022 as the Company’s Chief Financial Officer, Mr. Warley received an inducement grant of restricted stock units (“RSUs”) for an aggregate of 35 shares of Ascent’s common stock. Mr. Warley retains such RSUs with the same terms as originally granted.

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

Jin Jo

On October 19, 2023, the Company entered into a CFO employment agreement with Ms. Jo. The employment agreement provides for a term through December 31, 2025, subject to earlier termination by the Company and the executive as provided in the employment agreements. The employment agreement is effective as of April 17, 2023. The employment agreement provides that Ms. Jo will receive an annual base salary of $225,000 (increased to $255,000 in May 2024) and a one-time bonus in the amount of $45,000. Ms. Jo will also be eligible for an annual incentive bonus of up to 60% of Base Salary if the agreed bonus targets are achieved.

Under the CFO employment agreement, if the Company terminates Ms. Jo without cause or Ms. Jo terminates her employment for good reason or a change in control, Ms. Jo will be entitled to receive half of her Base Salary amount then in effect during the period from (i) the termination date through (ii) the end of the term of the employment agreement.

Bobby Gulati

On October 19, 2023, the Company entered into a COO employment agreement with Mr. Gulati. The employment agreement provides for a term through December 31, 2025, subject to earlier termination by the Company and the executive as provided in the employment agreements. The employment agreement is effective as of April 17, 2023. The employment agreement provides that Mr. Gulati will receive an annual base salary of $225,000 (increased to $240,000 in May 2024) and a one-time bonus in the amount of $25,000. Mr. Gulati will also be eligible for an annual incentive bonus of up to 60% of Base Salary if the agreed bonus targets are achieved.

Under the COO employment agreement, if the Company terminates Mr. Gulati without cause or Mr. Gulati terminates his employment for good reason or a change in control, Mr. Gulati will be entitled to receive half of his Base Salary amount then in effect during the period from (i) the termination date through (ii) the end of the term of the employment agreement.

The following table sets forth information concerning the outstanding equity awards granted to the named executive officer as of December 31, 2024.

Outstanding Equity Awards at Fiscal Year-End 2024

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exerciseable	Number of Securities Underlying Unexercised Options (#) Unexerciseable	Option Exercise Price ($/sh)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Paul Warley (1)	7,834	15,666	$4.15	8/20/34	1,442	4,715
Jin Jo (2)	3,834	7,666	4.15	8/20/34	283	925
Bobby Gulati (3)	3,834	7,666	4.15	8/20/34	283	925

(1)
In December 2022, Mr. Warley was granted an inducement grant of for an aggregate of 35 shares of Ascent’s common stock. 20% of the RSUs are fully vested upon grant. The remaining 80% of the RSUs vests in equal monthly increments over the next thirty-six months. In January 2024, Mr. Warley received an equity grant of 2,150 RSUs valued at the grant date fair value of $77 per RSU. A third of these RSUs vested on March 31, 2024, a third vested on January 1, 2025 and the remaining third will vest on January 1, 2026. In August 2024, Mr. Warley received an equity grant of 23,500 Options valued at the grant date fair value of $4.15 per Option. A third of these Options vested on September 15, 2024, a third will vest on August 21, 2025 and the remaining third will vest on August 21, 2026.
(2)
In January 2024, Ms. Jo received an equity grant of 425 RSUs valued at the grant date fair value of $77. A third of these RSUs vested on March 31, 2024, a third vested on January 1, 2025 and the remaining third will vest on January 1, 2026. In August 2024, Ms. Jo received an equity grant of 11,500 Options valued at the grant date fair value of $4.15 per Option. A third of these Options vested on September 15, 2024, a third will vest on August 21, 2025 and the remaining third will vest on August 21, 2026.
(3)
In January 2024, Mr. Gulati received an equity grant of 425 RSUs valued at the grant date fair value of $77. A third of these RSUs vested on March 31, 2024, a third vested on January 1, 2025 and the remaining third will vest on January 1, 2026. In August 2024, Mr. Gulati received an equity grant of 11,500 Options valued at the grant date fair value of $4.15 per Option. A third of these Options vested on September 15, 2024, a third will vest on August 21, 2025 and the remaining third will vest on August 21, 2026.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table shows information regarding the beneficial ownership of our common stock by our current directors, our Named Executive Officers, and our greater than 5% beneficial owners as of March 31, 2025.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power and all shares issuable upon exercise of options or the vesting of restricted stock units within 60 days of March 31, 2025 (or May 30, 2025). For purposes of calculating the percentage of our common stock beneficially owned, the number of shares of our common stock includes 1,705,984 shares of our common stock outstanding as of March 31, 2025.

Unless otherwise indicated, each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned.

The address for each director or Named Executive Officer is c/o Ascent Solar Technologies, Inc., 12300 Grant Street, Thornton, Colorado 80241.

Name of Beneficial Owner	No. of Shares Beneficially Owned	Percentage
Named Executive Officers and Directors:
Paul Warley (1)	33,259	1.91%
Jin Jo (2)	8,252	*
Bobby Gulati (3)	6,111	*
Forrest Reynolds (4)	85,128	4.75%
Louis Berezovsky (5)	14,173	*
Gregory Thompson (6)	18,357	1.07%
David Peterson (7)	19,103	1.11%
All current directors and executive officers as a group (7 persons)	184,383	10.50%

* Less than 1.0%

(1)
Mr. Warley’s shares includes (i) 1,958 shares of common stock, (ii) 7,834 shares of common stock underlying stock options exercisable within 60 days of March 31, 2025, (iii) 2 shares of common stock underlying RSUs that will vest within 60 days of March 31, 2025, (iv) 455 shares issuable upon exercise of common stock warrants, and (v) 23,010 shares issuable upon conversion of 55 shares of Series 1C preferred stock. Does not include (i) 15,666 shares of common stock underlying stock options not exercisable within 60 days of March 31, 2025, and (ii) 721 shares of common stock underlying RSUs that will not vest within 60 days of March 31, 2025.
(2)
Ms. Jo’s shares includes (i) 235 shares of common stock, (ii) 3,834 shares of common stock underlying stock options exercisable within 60 days of March 31, 2025, and (iii) 4,183 shares issuable upon conversion of 10 shares of Series 1C preferred stock. Does not include (i) 7,666 shares of common stock underlying stock options not exercisable within 60 days of March 31, 2025, and (ii) 141 shares of common stock underlying RSUs that will not vest within 60 days of March 31, 2025.
(3)
Mr. Gulati’s shares includes (i) 186 shares of common stock, (ii) 3,834 shares of common stock underlying stock options exercisable within 60 days of March 31, 2025, and (iii) 2,091 shares issuable upon conversion of 5 shares of Series 1C preferred stock. Does not include (i) 7,666 shares of common stock underlying stock options not exercisable within 60 days of March 31, 2025, and (ii) 141 shares of common stock underlying RSUs that will not vest within 60 days of March 31, 2025.
(4)
Mr. Reynolds’ shares includes (i) 750 shares of common stock, (ii) 3,667 shares of common stock underlying stock options exercisable within 60 days of March 31, 2025, (iii) 620 shares issuable upon exercise of common stock warrants, and (iv) 80,091 shares issuable upon conversion of 965 shares of Series 1C preferred stock. Does not include (i) 7,333 shares of common stock underlying stock options not exercisable within 60 days of March 31, 2025, (ii) 83 shares of common stock underlying RSUs that will not vest within 60 days of March 31, 2025, and (iii) 323,642 shares of common stock underlying a portion of Mr. Reynolds Series 1C preferred stock (which portion is not currently convertible by Mr. Reynolds due to the operation of a 4.99% beneficial ownership exercise restriction contained in such preferred stock)
(5)
Mr. Berezovsky’s shares includes (i) 341 shares of common stock, (ii) 3,167 shares of common stock underlying stock options exercisable within 60 days of March 31, 2025, (iii) 206 shares issuable upon exercise of common stock warrants, and (iv) 10,459 shares issuable upon conversion of 25 shares of Series 1C preferred stock. Does not include (i) 6,333 shares of common stock underlying stock options not exercisable within 60 days of March 31, 2025, and (ii) 83 shares of common stock underlying RSUs that will not vest within 60 days of March 31, 2025.
(6)
Mr. Thompson’s shares includes (i) 341 shares of common stock, (ii) 3,167 shares of common stock underlying stock options exercisable within 60 days of March 31, 2025, (iii) 206 shares issuable upon exercise of common stock warrants, and (iv) 14,643 shares issuable upon conversion of 35 shares of Series 1C preferred stock. Does not include (i) 6,333 shares of common stock underlying stock options not exercisable within 60 days of March 31, 2025, and (ii) 83 shares of common stock underlying RSUs that will not vest within 60 days of March 31, 2025.
(7)
Mr. Peterson’s shares includes (i) 982 shares of common stock, (ii) 3,334 shares of common stock underlying stock options exercisable within 60 days of March 31, 2025, (iii) 144 shares issuable upon exercise of common stock warrants, and (iv) 14,643 shares issuable upon conversion of 35 shares of Series 1C preferred stock. Does not include (i) 6,666 shares of common stock underlying stock options not exercisable within 60 days of March 31, 2025, and (ii) 100 shares of common stock underlying RSUs that will not vest within 60 days of March 31, 2025.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2024 relating to all of our equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	124,850	$4.15	30,400

The Company’s 2023 Equity Incentive Plan became effective in November 2023. The 2023 Plan currently has an aggregate of 103,145 shares of common stock authorized for issuance, after giving effect to the “evergreen” increase of 72,745 shares as of January 1, 2025.

The executive equity grant made to Mr. Warley in 2022 were made outside of a stockholder approved plan, in reliance upon the “inducement grant” exception provided for in the Nasdaq listing rules.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Relationship with TubeSolar

During 2023, TubeSolar beneficially owned more than 5% of the Company's shares. TubeSolar was directly and indirectly beneficially owned and controlled by Bernd Förtsch.

On September 15, 2021, we entered into the JDA with TubeSolar to pursue the APV market. We also jointly established a JV. See Note 4 in the Company's Financial Statements for additional information.

Relationship with BD1

During 2023, BD 1 Investment Holding, LLC (“BD1”) beneficially owned more than 5% of the Company's shares. Johannes Kuhn is the indirect beneficial owner of BD1.

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

The Company and Seller also intended to enter into, as promptly as practicable following the Closing, a Subcontractor Agreement (the “Subcontractor Agreement”), pursuant to which the Company will agree to manufacture the photovoltaic cells necessary to fulfill certain outstanding supply agreement obligations between the Seller and one of its significant customers, in exchange for the Company receiving the incoming proceeds from the fulfillment of the supply arrangement.

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

The Letter Agreement also grants the Company the option, but not the obligation, (i) to purchase certain intellectual property rights of Seller relating to thin-film photovoltaic manufacture and production for $2,000,000 following the release of certain liens on such intellectual property rights in favor of Seller’s lender, and (ii) for a period of 12 months following the Closing, to resell the Assets to FL1 for an aggregate amount equal to $5,000,000, with such transaction to close within 90 days following the exercise of the Company’s resale right. On June 16, 2023, the Company exercised its option to resell the Assets to FL1. As of the filing date, the Company has not received the $5,000,000.

Series 1C Preferred Stock Transaction

On October 17, 2024, the Company entered into a securities purchase agreement with accredited investors for a convertible preferred stock financing for approximately $1.9 million of gross proceeds and will issue approximately 1,900 shares of Series 1C convertible preferred stock (“Series 1C Preferred Stock”) at a purchase price of $1,000 per share. Approximately 75% of these securities were purchased by officers, directors and advisory board members of the Company. See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. Through December 31, 2024, the Company received approximately $815,000 of gross proceeds and expect to receive the remaining balance by June 30, 2025. The Series 1C Preferred Stock is convertible into common stock at any time after April 17, 2025 at the option of the holder at an initial fixed conversion price of $2.50 per share of common stock; however, the holder may not convert any portion to the extent that the holder would beneficially own more than 4.99% of the Company's outstanding shares of Common Stock outstanding immediately after giving effect to the conversion.

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

Director Independence

Our Board of Directors has determined that four out of our five directors are independent directors, as defined under the applicable rules of the Nasdaq Capital Market listing standards. The independent directors are Messrs. Berezovsky, Thompson, Peterson, and Reynolds.

Item 14. Principal Accounting Fees and Services

PRINCIPAL ACCOUNTANTS

Fees for audit and related services by our accounting firm, Haynie & Company, for the years ended December 31, 2024 and 2023 were as follows:

	2024	2023
Audit fees	$162,000	$160,500
Audit related fees	75,500	25,000
Total audit and audit related fees	237,500	185,500
All other fees	-	-
Total Fees	$237,500	$185,500

Audit fees for Haynie & Company for fiscal year 2024 and 2023 represents aggregate fees for the 2024 and 2023 annual audit and quarterly reviews of the financial statements. Audit-related services consisted primarily of work performed in connection with our registration statements.

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

3.8

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated September 15, 2016 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed September 16, 2016)

3.9

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated March 16, 2017 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed March 17, 2017)

3.10

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

3.14	Certificate of Designation of Series Z Preferred Stock dated June 20, 2024 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 21, 2024)
3.15

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company dated August 13, 2024 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on August 19, 2024)

3.16	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on February 17, 2009)
3.17	First Amendment to Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)
3.18	Second Amendment to Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed January 25, 2013)
3.19	Third Amendment to Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed December 18, 2015)
3.20	Fourth Amendment to Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed March 13, 2025)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form SB-2/A filed on June 6, 2006 (Reg. No. 333-131216))
4.2	Certificate of Designations of Series A Preferred Stock (filed as Exhibit 4.2 to our Registration Statement on Form S-3 filed July 1, 2013 (Reg. No. 333-189739))
4.3

Certificate of Designations of Rights and Preferences of Series 1C Convertible Preferred Stock dated October 17, 2024 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on October 23, 2024)

4.4*	Description of Securities
4.5	Form of 2023 Common Warrant (incorporated by reference to Exhibit 4.4 filed with Amendment No. 3 to the Company’s Registration on Form S-1 (File no. 333-274231))
4.6	Form of 2023 Prefunded Warrant (incorporated by reference to Exhibit 4.6 filed with Amendment No. 3 to the Company’s Registration on Form S-1 (File no. 333-274231))
4.7	Form of 2023 Placement Agent Warrant (incorporated by reference to Exhibit 4.5 filed with Amendment No. 3 to the Company’s Registration on Form S-1 (File no. 333-274231))
4.8	Form of 2023 Common Warrant Agency Agreement (incorporated by reference to Exhibit 4.7 filed with Amendment No. 3 to the Company’s Registration on Form S-1 (File no. 333-274231))
4.9	Form of 2023 Prefunded Warrant Agency Agreement (incorporated by reference to Exhibit 4.8 filed with Amendment No. 3 to the Company’s Registration on Form S-1 (File no. 333-274231))
4.10	Form of 2023 Securities Purchase Agreement (incorporated by reference to Exhibit 4.9 filed with Amendment No. 3 to the Company’s Registration on Form S-1 (File no. 333-274231))
4.11	Form of 2024 Placement Agent’s Warrant (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-1 (File no. 333-277070) Amendment No. 3 filed on April 9, 2024).
4.12	Form of 2024 Pre-Funded Warrant (incorporated by reference to Exhibit 4.6 to our Registration Statement on Form S-1 (File no. 333-277070) Amendment No. 1 filed on February 23, 2024)
4.13

Form of 2024 Pre-Funded Warrant Agency Agreement (incorporated by reference to Exhibit 4.8 filed with Amendment No. 1 to the Company’s Registration on Form S-1 (File no. 333-277070) filed on February 23, 2024)

4.14

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

10.8†	Seventh Amended and Restated 2005 Stock Option Plan (incorporated by reference to Annex B of our definitive proxy statement dated April 22, 2016)
10.9†	Seventh Amended and Restated 2008 Restricted Stock Plan Stock Option Plan Plan (incorporated by reference to Annex A of our definitive proxy statement dated April 22, 2016)
10.10	Industrial Lease for 12300 Grant Street, Thornton, Colorado dated September 21, 2020 (incorporated by reference to Exhibit 10.50 to our Annual Report on Form 10-K filed January 29, 2021)
10.11	Long-Term Supply and Joint Development Agreement dated September 15, 2021 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021)
10.12	Asset Purchase Agreement, dated as of April 17, 2023 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on April 21, 2023)
10.13	Transition Services Agreement, dated as of April 17, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 21, 2023)

10.14	Sublease Agreement, dated as of April 17, 2023 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 21, 2023)
10.15	Technology License Agreement, dated as of April 17, 2023 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 21, 2023)
10.16	Letter Agreement, dated as of April 20, 2023 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on April 21, 2023)
10.17†	CEO Employment Agreement between the Company and Paul Warley dated as of May 1, 2023
10.18	2024 Placement Agent Agreement (incorporated by reference to Exhibit 1.1 filed with Amendment No. 3 to the Company’s Registration on Form S-1 (File no. 333-274231))
10.19†	Employment Agreement between the Company and Bobby Gulati dated as of October 19, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 23, 2023)
10.20†	Employment Agreement between the Company and Jin Jo dated as of October 19, 2023 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 23, 2023)
10.21†	Ascent Solar 2023 Equity Incentive Plan (incorporated by reference to Annex A of our definitive proxy statement dated October 23, 2023)
10.22	Warrant Repurchase Agreement dated March 6, 2024 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 7, 2024)
10.23	Warrant Repurchase Agreement dated March 7, 2024 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 7, 2024)
10.24	Cedar Loan Agreement dated April 17, 2024 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 18, 2024)
10.25

At The Market Offering Agreement, dated May 16, 2024, by and between Ascent Solar Technologies, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 to our Current report on Form 8-K filed on May 16, 2024)

10.26

Securities Purchase Agreement dated June 20, 2024 between Ascent Solar Technologies, Inc. and Paul Warley (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 21, 2024)

10.27

Form of Series 1C Convertible Preferred Stock Securities Purchase Agreement dated October 17, 2024 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 17, 2024)

19.1*	Ascent Solar Insider Trading Policy
23.1*	Consent of Haynie & Company
31.1*	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
97	Ascent Solar Technologies, Inc. Rule 10D-1 Clawback Policy (incorporated by reference to Exhibit 97 to our Annual Report on Form 10-K filed on February 21, 2024)
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith
CTR	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
†	Denotes management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

ASCENT SOLAR TECHNOLOGIES, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 2025.

ASCENT SOLAR TECHNOLOGIES, INC.
By:	/S/ PAUL WARLEY
Paul Warley President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacities	Date
/S/ PAUL WARLEY	President & Chief Executive Officer, Director (Principal Executive Officer)	March 31, 2025
Paul Warley
Chief Financial Officer
/S/ JIN JO	(Principal Financial and Accounting Officer)	March 31, 2025
Jin Jo

/S/ DAVID PETERSON	Chairman of the Board of Directors	March 31, 2025
David Peterson

/S/ LOUIS BEREZOVSKY	Director	March 31, 2025
Louis Berezovsky

/S/ GREGORY THOMPSON	Director	March 31, 2025
Gregory Thompson

/S/ FORREST REYNOLDS	Director	March 31, 2025
Forrest Reynolds

Ascent Solar Technologies, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Ascent Solar Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ascent Solar Technologies, Inc. (the Company) as of December 31, 2024 and 2023, and the related statements of operations and comprehensive income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had limited production which has led to the Company being dependent on outside financing to fund its operations. There is no assurance that the Company will be able to raise additional capital and cash on hand is not sufficient to sustain operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Complex Financing Transactions

Description of the Matter:

The Company’s financing transactions include warrant repurchase and settlement and convertible preferred stock issuance. The financing transactions are discussed in Note 11 and Note 14 to the financial statements.

How We Addressed the Matter in Our Audit:

Our audit procedures related to the following:

•
Inspected and reviewed warrant repurchase agreements to evaluate the Company’s accounting classification for these transactions, including assessing and evaluating management’s application of relevant accounting standards to such transactions.
•
We evaluated the reasonableness and appropriateness of the choice of valuation model used for each specific transaction.
•
We evaluated the accuracy and completeness of the Company’s presentation of these instruments in the financial statements and related disclosures in Note 11, and 14, including evaluating whether such disclosures were in accordance with relevant accounting standards.

/s/ Haynie & Company

Haynie & Company

Salt Lake City, Utah

March 31, 2025

We have served as the Company’s auditor since 2017.

ASCENT SOLAR TECHNOLOGIES, INC.

BALANCE SHEETS

	December 31,	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$3,170,743	$1,048,733
Trade receivables, net of allowance of $0 and $0, respectively	-	-
Inventories	453,103	447,496
Prepaid and other current assets	89,472	39,279
Total current assets	3,713,318	1,535,508
Property, Plant and Equipment:	19,679,918	21,177,892
Accumulated depreciation	(19,446,262)	(20,131,008)
Property, Plant and Equipment, net	233,656	1,046,884
Other Assets:
Operating lease right-of-use assets, net	1,880,372	2,364,672
Patents, net of accumulated amortization of $137,114 and $173.387, respectively	28,494	53,978
Equity method investment	62,187	68,867
Other non-current assets	1,228,399	1,228,797
	3,199,452	3,716,314
Total Assets	$7,146,426	$6,298,706
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$449,437	$579,237
Related party payables	5,769	4,231
Accrued expenses	246,159	1,354,159
Accrued payroll	192,856	160,477
Accrued professional services fees	222,704	849,282
Accrued interest	565,773	628,145
Current portion of operating lease liability	578,153	491,440
Conversions payable (Note 11)	-	1,089,160
Current portion of convertible notes, net	-	354,936
Bridge loan	19,555	-
Other payable	-	250,000
Total current liabilities	2,280,406	5,761,067
Long-Term Liabilities:
Non-current operating lease liabilities	1,464,872	2,043,025
Accrued warranty liability	21,225	21,225
Total liabilities	3,766,503	7,825,317
Commitments and contingencies (Note 19)
Stockholders’ Equity (Deficit):
Series A preferred stock, $.0001 par value; 750,000 shares authorized; 48,100 and 48,100 shares issued and outstanding, respectively ($947,971 and $899,069 Liquidation Preference, respectively)	5	5
Common stock, $0.0001 par value, 500,000,000 authorized; 1,454,896 and 238,996 shares issued and outstanding, respectively	145	24
Additional paid in capital	494,983,561	480,942,860
Accumulated deficit	(491,608,710)	(482,478,436)
Accumulated other comprehensive loss	4,922	8,936
Total stockholders’ equity (deficit)	3,379,923	(1,526,611)
Total Liabilities and Stockholders’ Equity (Deficit)	$7,146,426	$6,298,706

The accompanying notes are an integral part of these financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Years Ended
	December 31,
	2024	2023
Revenues
Products	$41,893	$397,886
Milestone and engineering	-	60,374
Total Revenues	41,893	458,260
Costs and Expenses
Costs of revenue	148,376	1,892,341
Research, development and manufacturing operations	2,300,948	3,222,283
Selling, general and administrative	4,506,337	5,364,523
Share-based compensation	1,024,758	2,243,445
Depreciation and amortization	74,142	95,238
Impairment loss	524,481	3,283,715
Total Costs and Expenses	8,579,042	16,101,545
Loss from Operations	(8,537,149)	(15,643,285)
Other Income/(Expense)
Other income/(expense), net	818,721	747,739
Warrant settlement (Note 16)	(743,462)	-
Interest expense	(665,718)	(2,174,118)
Total Other Income/(Expense)	(590,459)	(1,426,379)
Income/(Loss) on Equity Method Investment	(2,666)	(232)
Net Income/(Loss)	$(9,130,274)	$(17,069,896)
Less: Series 1C preferred stock dividends	(33,301)	-
Less: Down round deemed dividend	-	(17,980,678)
Net Income Available to Common Shareholders	$(9,163,575)	$(35,050,574)
Net Income/(Loss) Per Share (Basic and Diluted)	$(10.38)	(3,419.00)
Weighted Average Common Shares Outstanding (Basic and Diluted)	882,547	10,251
Other Comprehensive Income/(Loss)
Foreign currency translation gain/(loss)	(4,014)	24,960
Net Comprehensive Income/(Loss)	$(9,134,288)	$(17,044,936)

The accompanying notes are an integral part of these financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the year ended December 31, 2024

	Series A Preferred Stock		Series 1C Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Other Accumulated Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance at January 1, 2024	48,100	$5	-	$-	238,996	$24	$480,942,860	$(482,478,436)	$8,936	(1,526,611)
Conversion of L1 Note and Conversions Payable into Common Stock	-	-	-	-	24,118	3	1,256,689	-	-	1,256,692
Sale of Common Stock	-	-	-	-	151,795	15	5,087,829	-	-	5,087,844
Common stock offering costs	-	-	-	-	-	-	(632,604)	-	-	(632,604)
Exercise of prefunded warrants	-	-	-	-	218,775	22	(22)	-	-	-
Proceeds from sale on ATM facility	-	-	-	-	816,847	81	10,057,198	-	-	10,057,279
ATM facility costs	-	-	-	-	-	-	(672,419)	-	-	(672,419)
Share-based compensation	-	-	-	-	865	-	1,009,792	-	-	1,009,792
Common stock issued to settle liabilities	-	-	-	-	3,500	-	38,500	-	-	38,500
Proceeds from issuance of Series 1C Preferred Stock	-	-	815	-	-	-	815,000	-	-	815,000
Series 1C preferred stock issuance costs	-	-	-	-	-	-	(62,721)	-	-	(62,721)
Warrant repurchase	-	-	-	-	-	-	(3,600,000)	-	-	(3,600,000)
Warrant settlement	-	-	-	-	-	-	743,459	-	-	743,459
Net Loss	-	-	-	-	-	-	-	(9,130,274)	-	(9,130,274)
Foreign Currency Translation Loss	-	-	-	-	-	-	-	-	(4,014)	(4,014)
Balance at December 31, 2024	48,100	$5	815	$-	1,454,896	$145	$494,983,561	$(491,608,710)	$4,922	$3,379,923

The accompanying notes are an integral part of these financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the year ended December 31, 2023

	Series A Preferred Stock		Series 1B Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Other Accumulated Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance at January 1, 2023	48,100	$5	-	$-	205,746	$21	$448,343,158	$(447,427,862)	$(16,024)	$899,298
Conversion of L1 Note and Conversions Payable into Common Stock	-	-	-	-	3,287	-	806,802	-	-	806,802
Conversion of Sabby Note into Common Stock	-	-	-	-	1,372	-	2,275,598	-	-	2,275,598
Share-based compensation	-	-	-	-	-	-	2,243,445	-	-	2,243,445
Common stock issued for services	-	-	-	-	15	-	92,750	-	-	92,750
Proceeds from issuance of Series 1B Preferred Stock	-	-	900	-	-	-	900,000	-	-	900,000
Series 1B Preferred Stock Issuance Cost	-	-	-	-	-	-	(20,000)	-	-	(20,000)
Down round deemed dividend	-	-	-	-	-	-	17,980,678	(17,980,678)	-	-
Proceeds from public offering:										-
Common Stock (10/2 @ $158)	-	-	-	-	3,891	-	616,514	-	-	616,514
Prefunded warrants (10/2 @ $158)	-	-	-	-	-	-	5,044,977	-	-	5,044,977
Warrants (10/2 @ $130)	-	-	-	-	-	-	4,627,737			4,627,737
Public Offering Costs	-	-	-	-	-	-	(1,068,796)			(1,068,796)
Repayment of Series 1B Preferred Stock	-	-	(900)	-	-	-	(900,000)	-	-	(900,000)
Conversion of prefunded warrants	-	-	-	-	24,685	3	(3)	-	-	-
Net Loss	-	-	-	-	-	-	-	(17,069,896)	-	(17,069,896)
Foreign Currency Translation Loss	-	-	-	-	-	-	-	-	24,960	24,960
Balance at December 31, 2023	48,100	$5	-	$-	238,996	$24	$480,942,860	$(482,478,436)	$8,936	$(1,526,611)

The accompanying notes are an integral part of these financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2024	2023
Operating Activities:
Net income/(loss)	$(9,130,274)	$(17,069,896)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	74,142	95,238
Share-based compensation	1,009,792	2,243,445
Stock issued for warrant settlement	743,459	—
Stock issued for services	38,500	92,750
Gain on lease modification	—	(84,678)
Loss on disposal of assets	—	77,210
Amortization of debt discount	103,530	1,809,566
Operating lease asset amortization	484,300	667,526
Loss on equity method investment	2,666	232
Patent write off	18,991	26,419
Inventory write off and reserve expense	(34,658)	114,301
Impairment loss	524,481	3,283,715
Gain on settlement of liabilities, net	(165,548)	—
Gain on Swiss liabilities (Note 5)	(541,021)	—
Changes in operating assets and liabilities:
Accounts receivable	—	1,769
Inventories	29,051	(124,760)
Prepaid expenses and other current assets	(49,795)	192,273
Accounts payable	(129,800)	(15,920)
Related party payable	1,538	(62,933)
Operating lease liabilities	(491,440)	(649,991)
Accrued interest	28,176	69,085
Accrued expenses	(939,659)	(202,230)
Net cash (used in) operating activities	(8,423,569)	(9,536,879)
Investing Activities:
Purchase of property, plant and equipment	(421)	(3,857,783)
Patent activity costs	—	(19,583)
Net cash provided by (used in) investing activities	(421)	(3,877,366)
Financing Activities:
Proceeds from issuance of stock and warrants	15,145,123	10,289,228
Proceeds from issuance of Series 1B Preferred Stock	—	900,000
Proceeds from issuance of Series 1C Preferred Stock	815,000	—
Proceeds from bridge loans	1,153,750	—
Repayment of bridge loans	(1,218,465)	—
Payment of Series 1B Preferred Stock	—	(900,000)
Financing issuance cost	(1,367,744)	(1,088,796)
Warrant repurchase	(3,600,000)	—
Payment of convertible notes, cash payable, and other payable	(381,664)	(6,237,712)
Net cash provided by (used in) financing activities	10,546,000	2,962,720
Effect of foreign exchange rate on cash	—	17,240
Net change in cash and cash equivalents	2,122,010	(10,434,285)
Cash and cash equivalents at beginning of period	1,048,733	11,483,018
Cash and cash equivalents at end of period	$3,170,743	$1,048,733
Non-Cash Transactions:
Conversions of preferred stock, convertible notes, and conversions payable to equity	$1,256,692	$3,082,400
Exercise of prefunded warrants	$22	$247
Purchase and return of equipment purchased on credit	$—	$(202,558)
Down round deemed dividend	$—	$17,980,678

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

The Company focus is on integrating its PV products into scalable and high value markets such as space power beaming, aerospace, satellites, near earth orbiting vehicles, fixed wing unmanned aerial vehicles (“UAV”), and agrivoltaics. The value proposition of Ascent’s proprietary solar technology not only aligns with the needs of customers in these industries, but also overcomes many of the obstacles other solar technologies face in these unique markets. Ascent has the capability to design and develop finished products for end users in these areas as well as collaborate with strategic partners to design and develop custom integrated solutions for products like satellites, spacecraft, airships and fixed-wing UAVs. Ascent sees significant overlap of the needs of end users across some of these industries and can achieve economies of scale in sourcing, development, and production in commercializing products for these customers.

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

Inventories: All inventories are stated at the lower of cost or net realizable value, with cost determined using the weighted average method. Inventory balances are frequently evaluated to ensure they do not exceed net realizable value. The computation for net realizable value takes into account many factors, including expected demand, product life cycle and development plans, module efficiency, quality issues, obsolescence and others. Management's judgment is required to determine reserves for obsolete or excess inventory. As of December 31, 2024, and 2023, the Company had inventory reserve balances of $70,524 and $105,915, respectively. If actual demand and market conditions are less favorable than those estimated by management, additional inventory write downs may be required.

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

Patents: At such time as the Company is awarded patents, patent costs are amortized on a straight-line basis over the legal life on the patents, or over their estimated useful lives, whichever is shorter. As of December 31, 2024, and 2023, the Company had net patent costs of $28,494 and $53,978, respectively. Of these amounts $185 and $6,678 represent costs net of amortization incurred for awarded patents, and the remaining $28,309 and $47,300 represents costs incurred for patent in process applications as of December 31, 2024 and 2023, respectively. During the years ended December 31, 2024 and 2023, the Company capitalized $0 and $19,583 in patent costs, respectively, as it worked to secure design rights and trademarks for newly developed products. Amortization expense was $6,493 and $19,168 for the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, future amortization of patents is expected as follows:

2025	$185
$185

Impairment of Long-lived Assets: The Company analyzes its long-lived assets (property, plant and equipment) and definitive-lived intangible assets (patents) for impairment, both individually and as a group, whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Events that might cause impairment would include significant current period operating or cash flow losses associated with the use of a long-lived asset or group of assets combined with a history of such losses, significant changes in the manner of use of assets and significant negative industry or economic trends. An undiscounted cash flow analysis is calculated to determine if impairment exists. If impairment is determined to exist, any related loss is calculated using the difference between the fair value and the carrying value of the assets. During the years ended December 31, 2024 and 2023, the Company recognized an impairment charge of $524,481 and $3,283,715, respectively. See Note 5 for further discussion on the impairment charge.

Equity Method Investment: The Company accounts for its investments in stock of other entities over which the Company has significant influence, but not control, using the equity method of accounting. Under the equity method of accounting, the Company increases its investment for contributions made and records its proportionate share of net earnings, declared dividends and investment distributions based on the most recently available financial statements of the investee. The Company re-evaluates the classification at each balance sheet date and when events or changes in circumstances indicate that there is a change in the Company’s ability to exercise significant influence. The Company evaluates its equity method investments for potential impairment whenever events or changes in circumstances indicate that there is an other-than-temporary decline in the value of the investment. Declines in fair value that are deemed to be other-than-temporary are charged to Other income (expense), net.

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

Convertible Preferred Stock: The Company evaluates its preferred stock instruments under FASB ASC 480, "Distinguishing Liabilities from Equity" to determine the classification, and thereby the accounting treatment, of the instruments. Refer to Notes 12, 13, and 14 for further discussion on the classification of each instrument.

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

Revenue Recognition:

Product revenue. The Company recognizes revenue for the sale of PV product sales at a point in time following the transfer of control of such products to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts. For product sales contracts that contain multiple performance obligations, the Company allocates the transaction price to each performance obligation identified in the contract based on relative standalone selling prices, or estimates of such prices, and recognize the related revenue as control of each individual product is transferred to the customer.

During the years ended December 31, 2024 and 2023, the Company recognized product revenue of $41,893 and $397,886, respectively. For the year ended December 31, 2024, one customer represented 53% of total product revenue. For the year ended December 31, 2023, one customer from Switzerland represented 74% of total product revenue and one domestic customer presented 23% of the Company’s total product revenue.

Milestone and engineering revenue. Each milestone and engineering arrangement is a separate performance obligation. The transaction price is estimated using the most likely amount method and revenue is recognized as the performance obligation is satisfied through achieving manufacturing, costs or engineering targets. During the years ended December 31, 2024 and 2023, the Company recognized total milestone revenue of $0 and $60,374.

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

No government contract revenue was recognized for the years ended December 31, 2024 and 2023.

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

As of December 31, 2024 and 2023, the Company had no accounts receivable, net balance and no allowance for doubtful accounts.

The payment terms and conditions in customer contracts vary. Customers required to prepay are represented by deferred revenues, included in Accrued Liabilities on the Balance Sheets, until the Company’s performance obligations are satisfied. Invoiced customers are typically required to pay within 30 days of invoicing. Deferred revenue was as follows:

Balance as of January 1, 2023	$13,000
Additions	31,220
Recognized as revenue	(43,285)
Balance as of December 31, 2023	935
Additions	7,700
Recognized as revenue	(7,700)
Balance as of December 31, 2024	$935

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

Research, Development and Manufacturing Operations Costs: Research, development and manufacturing operations expenses were $2,300,948 and $3,222,283 for the years ended December 31, 2024 and 2023, respectively. Research, development and manufacturing operations expenses include: 1) technology development costs, which include expenses incurred in researching new technology, improving existing technology and performing federal government research and development contracts, 2) product development costs, which include expenses incurred in developing new products and lowering product design costs, and 3) pre-production and production costs, which include engineering efforts to improve production processes, material yields and equipment utilization, and manufacturing efforts to produce saleable product. Research, development and manufacturing operations costs are expensed as incurred, with the exception of costs related to inventoried raw materials, work-in-process and finished goods, which are expensed as cost of revenue as products are sold.

Marketing and Advertising Costs: Marketing and advertising costs are expensed as incurred. Marketing and advertising expenses were $0 and $93,474 for the years ended December 31, 2024 and 2023, respectively.

Other Income (Expense): Other income/(expense), net is comprised as follows:

	Year ended
	December 31, 2024	December 31, 2023
Gain on settlement of liabilities	$165,548	$-
Swiss liabilities (Note 5)	541,021	-
Interest income	88,387	-
Employee retention credit	-	769,983
Other	23,765	(22,244)
Total Other Income/(Expense), net	$818,721	$747,739

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

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years (2021-2024) in these jurisdictions. The Company believes its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded.

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

Approximately 49,000 dilutive shares and 115,000 dilutive warrants for the year ended December 31, 2024 and approximately 11,000 dilutive shares and 20,000 dilutive warrants for the year ended December 31, 2023 were omitted because they were anti-dilutive.

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

In addition to the items measured at fair value on a recurring basis, in conjunction with the significant impairment loss taken during the years ended December 31, 2024 and 2023, the Company also measured certain property, plant and equipment at fair value on a nonrecurring basis. These fair value measurements rely primarily on our specific inputs and assumptions about the use of the assets, as observable inputs are not available. Accordingly, we determined that these fair value measurements reside primarily within Level 3 of the fair value hierarchy.

Segment Reporting: The Company has one reportable segment, PV. The PV segment sells PV products and engineering services and currently, is primarily selling it in North America. The Company’s chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer, makes significant operating decisions and assesses the performance of the Company as a single business segment.

The CODM regularly reviews the Company’s company wide Balance Sheet and Statement of Operations to determine how to allocate resources within the Company. The CODM assesses performance and decides how to allocate resources based on Net Income that also is reported on the Statement of Operations and reviews significant expenses as outlined in the Statement of Operations. The CODM uses Net Income to evaluate how to reinvest profits into the PV segment assets, research and development, employees, and other resources. The measure of segment assets is reported on the Balance Sheet as total assets.

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting: Improvement to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 improves segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The amendments in ASU 2023-07 are effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The adoption of ASU 2023-07 did not have a material impact on the Company's financial statements.

Recently Issued Accounting Standards

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

NOTE 3. LIQUIDITY, CONTINUED OPERATIONS, AND GOING CONCERN

The Company continued to enter into financing arrangements during the year ended December 31, 2024 to fund operations.

The Company has limited industrial scale production capabilities in its Thornton facility and continues to focus on its research and development activities to improve its PV products. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented our strategy of focusing on selling high value PV products and manufacturing at full industrial scale. During the year ended December 31, 2024 the Company used $8,423,569 in cash for operations. As of December 31, 2024, the Company had $2,280,406 in current liabilities.

Additionally, projected product revenues are not anticipated to result in a positive cash flow position for the year 2025 overall and, although as of December 31, 2024, the Company has a working capital of $1,432,912, Management believes that additional financing will be required for the Company to reach a level of sufficient sales to achieve profitability.

The Company continues to accelerate sales and marketing efforts related to its specialty PV application strategies through expansion of its sales and distribution channels. The Company also continues activities to secure additional funding through strategic or financial investors, but there is no assurance the Company will be able to raise additional capital on acceptable terms or at all. If the Company's revenues do not increase rapidly, and/or additional financing is not obtained, the Company will be required to significantly curtail operations to reduce costs and/or sell assets. Such actions would likely have an adverse impact on the Company's future operations.

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

In June, 2023, TubeSolar filed an application for insolvency proceedings with the insolvency court. Since then, there has been no activity under the JDA (no revenue was recognized under the JDA during the years ended December 31, 2024 and

2023) and minimal activity in Ascent Germany. Management continues to monitor this situation but does not anticipate significant activity under these agreements in the future.

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

In addition to the Asset Purchase Agreement, on April 20, 2023, the Company entered into a letter agreement (the “Letter Agreement”) with FL1 Holding GmbH, a German company (“FL1”) that is affiliated with BD 1 Investment Holding, LLC (“BD1”), a former affiliate of the Company, BD1 and BD Vermögensverwaltung GmbH (“BD”), the parent entity of FL1 (collectively, the “Affiliates”), in connection with the prospective acquisition by FL1 of substantially all shares in Seller following the Closing, subject to the satisfaction of certain terms and conditions. The Letter Agreement, among other things, granted the Company the option, but not the obligation, (i) to purchase certain intellectual property rights of Seller relating to thin-film photovoltaic manufacture and production for $2,000,000 following the release of certain liens on such intellectual property rights in favor of Seller’s lender, and (ii) for a period of 12 months following the Closing, to resell the Assets to the Affiliates for an aggregate amount equal to $5,000,000, with such transaction to close within 90 days following the exercise of the Company’s resale right. On June 16, 2023, the Company exercised its option to resell the Assets to the Affiliates. The Company has not received payment on this option.

As the purchased Assets were no longer being utilized for its intended purpose and because the put option was in default, Management concluded that there was a change in circumstance that could indicate that the carrying value of of the Assets may not be recoverable. Based on Management's analysis, Management concluded the undiscounted cash flows were not sufficient to recover the Asset's carrying value and recorded an impairment loss of $3,283,715 during the year ended December 31, 2023. The impairment loss represented the difference between the estimated fair value and the carrying value of the Assets. Management estimated the fair value of these Assets using Company specific inputs (including historical and forecasted information) and the Company's assumptions about the use of the Assets as observable inputs were not available. Inputs includes projected selling prices net of projected transaction costs. This analysis incorporated many different assumptions and estimates which involve a high degree of judgment. These assumptions and estimates, which may change significantly in the future, have a substantial impact on the actual impairment loss recorded.

As of December 31, 2023, the Company's remaining book value of the Assets was approximately $0.8 million and the Company had a payable to Flisom of approximately $0.8 million.

At March 31, 2024, the Company designated the Assets as assets held for sale as all of the following criteria have been met: (i) a formal commitment to a plan to sell a property has been made and exercised; (ii) the property is available for sale in its present condition; (iii) actions required to complete the sale of the property have been initiated; (iv) sale of the property is probable and we expect the sale will occur within one year; and (v) the property is being actively marketed for sale at a price that is reasonable given its current market value. Assets held for sale were recorded in Property, Plant and Equipment, net in the Balance Sheets.

Upon designation as an asset held for sale, the Company recorded the carrying value of the property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and depreciation of the property ceases. As the estimated fair value of $221,519 and the price the Company sold the Assets for is less than their carrying value, the Company recorded an impairment loss of $524,481. On April 1, 2024, the Company sold the Assets to the Landlord in exchange for forgiveness of its $221,519 payables to the Landlord.

In September, 2023, Flisom filed for bankruptcy in Switzerland. In February, 2024, the Swiss bankruptcy administrator closed the bankruptcy proceedings due to a lack of assets unless a creditor demands that the bankruptcy proceedings be carried out within the specified period and makes an advance to cover the costs. The deadline for creditors to make their demand lapsed and the bankruptcy proceedings remained closed. As the bankruptcy proceedings are closed, the Company reversed the Swiss liabilities and recognized a gain on extinguishment of liabilities of $541,021 in Other income/(expense) on the Statements of Operations during the year ended December 31, 2024.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

The following table summarizes property, plant and equipment as of December 31, 2024 and 2023:

	As of December 31,
	2024	2023
Furniture, fixtures, computer hardware and computer software	$468,588	$468,588
Leasehold improvements	15,994	15,995
Manufacturing machinery and equipment	19,122,828	20,661,222
Manufacturing machinery and equipment, in progress	72,508	32,087
Depreciable property, plant and equipment	19,679,918	21,177,892
Less: Accumulated depreciation and amortization	(19,446,262)	(20,131,008)
Net property, plant and equipment	$233,656	$1,046,884

Fixed assets for the year ended December 31, 2023 includes approximately $786,000 of manufacturing machinery and equipment that were located in Switzerland (see Note 5). Depreciation expense for the years ended December 31, 2024 and 2023 was $67,649 and $76,069, respectively. Depreciation expense is recorded under “Depreciation and amortization expense” in the Statements of Operations.

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

Effective September 1, 2023, the lease was amended to reduce the rentable square feet from 100,000 to approximately 75,000 square feet and the rent and tenant share of expenses decreased in proportion to the reduction in rentable square feet. The Company recorded this as a lease modification in accordance with ASC 842, Leases, and recorded a reduction to the right of use asset and lease liability of $1,292,316 and $1,376,994, respectively. The Company recognized a gain on the lease modification of $84,678, which was recorded as other income in the Statement of Operations.

As of December 31, 2024 and 2023, assets and liabilities related to the Company's lease were as follows:

	As of December 31,
	2024	2023
Operating lease right-of-use assets, net	$1,880,372	$2,364,672
Current portion of operating lease liability	578,153	491,440
Non-current portion of operating lease liability	1,464,872	2,043,025

During the years ended December 31, 2024 and 2023 the Company recorded operating lease costs included in Selling, general, and administrative expenses on the Statement of Operations of $761,989 and $961,333, respectively.

Future maturities of the operating lease liability are as follows:

2025	$792,203
2026	815,969
2027	840,449
Total lease payments	$2,448,621
Less amounts representing interest	$(405,596)
Present value of lease liability	$2,043,025

The remaining weighted average lease term and discount rate of the operating lease is 36 months and 12%, respectively.

During the years ended December 31, 2024 and 2023, the Company recorded short term lease expense of approximately $0 and $326,400, respectively.

NOTE 8. INVENTORIES

Inventories consisted of the following at December 31, 2024 and 2023:

	As of December 31,
	2024	2023
Raw materials	$453,103	$445,721
Work in process	—	1,775
Finished goods	—	—
Total	$453,103	$447,496

NOTE 9. OTHER PAYABLE

On June 30, 2017, the Company entered into an agreement with a vendor (“Vendor”) to convert the balance of their account into a note payable in the amount of $250,000. The note bears interest of 5% per annum and matured on February 28, 2018. On September 25, 2024, the Company entered into a Note Termination and Release Agreement with the Vendor where the Company agreed to a one time payment of $175,000 in exchange for the termination of the note payable. Upon payment, the note and interest payable were forgiven and the Company recognized a gain on extinguishment of liabilities of $165,548 in Other income/(expense), net on the Statements of Operations during the year ended December 31, 2024.

NOTE 10. BRIDGE LOANS

	Principal Balance 1/1/2024	New loans	Principal Payments	Principal Balance 12/31/2024	Discount	Bridge Loan, net of discount
Bridge Loans	$—	$1,240,800	$(1,218,465)	$22,335	$(2,780)	$19,555

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

As of December 31, 2024, Loan 2 principal and interest was fully repaid. The Company also recognized $536,250 in interest expense during the year ended December 31, 2024.

On April 1 and 2, 2024, the Company closed two loan agreements with a second lender ("Lender 2") for an aggregate principal amount of $180,800. These loans have an original issuance discount of $20,800 for net proceeds of $160,000. The Company will repay a total of $202,496 under these loans. The loans mature on January 30, 2025 and are payable in monthly installments as defined in the loan agreements. Upon a default event, outstanding principal and interest payable is convertible into Company stock at a 25% discount; however, the conversion price cannot be below $25.

At December 31, 2024, principal and interest payable on these loans was $22,335 and $0, respectively. The Company also recognized $46,270 in interest expense during the year ended December 31, 2024.

NOTE 11. CONVERTIBLE NOTES

The following tables provide a summary of the activity of the Company's convertible notes:

	Principal Balance 1/1/2023	Principal Settled	Principal Balance 12/31/2023	Less: Discount	Net Principal Balance 12/31/2023
Sabby Volatility Warrant Master Fund, LTD	$7,392,899	$(7,392,899)	$—	$—	$—
L1 Capital Global Opportunities Master Fund, Ltd	7,500,000	(7,093,333)	406,667	(51,731)	354,936
	$14,892,899	$(14,486,232)	$406,667	$(51,731)	$354,936

	Principal Balance 12/31/2023	Notes converted	Notes paid	Net Principal Balance 12/31/2024
L1 Capital Global Opportunities Master Fund, Ltd	$406,667	$(400,000)	$(6,667)	$—

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

The Advanced Notes are secured by a pledge of all assets of the Company pursuant to a Security Agreement. The Investors can converted the Advanced Notes into shares of the Company’s Common Stock at a conversion price, which is equal to the lower of (1) a 30% premium to the average of the five most recent daily volume weighted average price (“VWAPs”) of the Common Stock as measured on the day prior to the issuance of the Registered Advance Notes (the “Fixed Conversion Price”) and (2) 92.5% of the three lowest VWAPs of the Common Stock on the 10 trading days preceding delivery of a Conversion

Notice by an Investor. The conversion price cannot be less than $11,400 if required in accordance with the rules and regulations of Nasdaq. An Investor (together with its affiliates) may not convert any portion of such Investor’s Advance Notes to the extent that the Investor would beneficially own more than 4.99% of the Company’s outstanding shares of Common Stock after conversion, except that upon at least 61 days prior notice from the Investor to the Company, the Investor may increase the maximum amount of its beneficial ownership of the Company’s outstanding shares of Common Stock after converting the holder’s Advance Notes to up to 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the conversion.

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

The Company also issued to the Investors warrants to purchase up to 126 shares of Common Stock (the “Warrants”), which have a five-year term and an initial exercise price of $78,600 per share, subject to certain adjustments in certain events, including the future issuance by the Company of securities with a purchase or conversion, exercise or exchange price that is less than the exercise price of the Warrants then in effect at any time. The Warrants are exercisable for cash. If, at the time the holder exercises any Warrants, a registration statement registering the issuance of the shares of Common Stock underlying the Warrants is not then effective or available for the issuance of such shares, then the Warrants may be net exercised on a cashless basis according to a formula set forth in the Warrants.

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

Warrants
Expected stock price volatility	129.5%
Dividend yield	0%
Risk-free interest rate	3.7%
Expected life of the warrants (in years)	2.5

The Company then allocated transaction costs based on these allocations resulting in the following allocation of proceeds:

	Principal Amount	Allocation	Original Note Discount	Transaction Costs	Net Amount
Convertible Debt	$15,000,000	$(2,990,029)	$(1,500,000)	$(1,624,833)	$8,885,138
Warrants	—	2,990,029	—	(462,256)	2,527,773
	$15,000,000	$—	$(1,500,000)	$(2,087,089)	$11,412,911

On March 29, 2023 and on April 12, 2023, the Company and each of the Investors amended the agreements (the “Amendment”), to waive the event of default, provide a prepayment schedule for the Advance Notes held by each of the Investors, and reduce the floor price to $4,000. After giving effect to the Amendment, the Advance Notes will be prepaid by the Company in cash on the following dates and in the following aggregate amounts, at a price equal to 100% of the principal amount of the Advance Notes to be prepaid plus accrued and unpaid interest thereon (if any). The Company’s failure to comply with the terms of the Amendment would constitute an “Event of Default” under the Advance Notes.

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

On May 25, 2023, the Company and each of the Investors entered into a Waiver and Amendment Agreement (the “Second Amendment”) relating to the Securities Purchase Contract and the Advance Notes. Pursuant to the Second Amendment, the Company and each of the Investors agreed to amend the Advance Notes to provide that if the Company receives a Notice of Conversion at a time that the Conversion Price (or, as applicable, the Alternative Conversion Price) then in effect Price, without regard to the Floor Price (the “Applicable Conversion Price”), is less than the Floor Price then in effect, the Company shall issue a number of shares equal to the Conversion Amount divided by such Floor Price and, at its election (x) pay the economic difference between the Applicable Conversion Price and such Floor Price (the “Outstanding Conversion Amount”) in cash at such time or (y) pay the Outstanding Conversion Amount following the consummation of a reverse stock split by the Company (1) in cash or (2) by issuing to the Holder a number of shares of Common Stock with an aggregate value equal to the Outstanding Conversion Amount, with the value per share of Common Stock for purposes of such calculation equal to (i) if such shares are issued on or prior to August 23, 2023, the daily VWAP of the Common Stock on the Trading Day following the date of the consummation of such reverse stock split or (ii) if such shares are issued after August 23, 2023, 90% of the daily VWAP of the Common Stock on the Trading Day following the date of the consummation of such reverse stock split. The Company records the Outstanding Conversion Amounts as Conversions Payable on the Balance Sheets. If the VWAP on the conversion day is less than the floor price, then the economic different between the conversion day VWAP and the floor price becomes payable in cash and is recorded as Cash payable on the Balance Sheet.

During the year ended December 31, 2023, the Company settled $14.5 million of principal as follows:

Principal Settled
Principal converted into stock	$6,990,269
Principal converted into conversions payable	6,470,540
Cash Payments	1,025,423
Total Principal Settled	$14,486,232

On December 1, 2023, the Company and each of the Investors agreed that future stock payments of existing conversion payable liabilities will be at an issue price of 100% of the VWAP of the Common Stock on the conversion date, but the conversion price may not be less than the revised Floor Price of $65. The Conversion payable activity for the year ended December 31, 2023 was as follows:

Conversions payable
Balance at January 1, 2023	$—
Additions to conversions payable	6,470,540
Cash payments	(5,211,738)
Conversions payable settled in stock	(169,642)
Balance at December 31, 2023	$1,089,160

During the years ended December 31, 2024 and 2023, the Company issued 24,118 and 4,659 shares of common stock, respectively, under the Securities Purchase Contract. During the year ended December 31, 2024 and 2023, the Company recognized $32,471 and $4,077,510 in accelerated discounts in Additional Paid-in Capital on the Statements of Changes in Stockholders' Equity (Deficit).

On April 14, 2023 the Company entered a securities purchase agreement (“SPA”) with Lucro Investments VCC-ESG Opportunities Fund (“Lucro”) for an approximate $9 million private placement (the “Private Placement”) of an aggregate of 375 shares of the Company’s Common Stock. The per share purchase price for the Shares was $24,000 per share. The terms of the SPA with Lucro triggered certain adjustments to the Advance Notes and the Warrants in accordance with the existing terms of the outstanding Advance Notes and the outstanding Warrants. Following these adjustments:

1.
The fixed conversion price of the remaining principal outstanding on the Advance Notes was lowered to $7,322 per share of Common Stock;
2.
The exercise price of the outstanding Warrants was lowered to $5,118 per share of Common Stock; and
3.
The number of shares that the Warrants are exercisable for increased from 182 to 1,956 shares of Common Stock.

On June 29, 2023 the Company entered a securities purchase agreement (“Series 1B SPA”) with accredited investors (the "Accredited Investors") for the private placement of $900,000 for 900 shares of the Company’s newly designated Series 1B Convertible Preferred Stock (“Series 1B Preferred Stock”) (Note 13). Shares of the Series 1B Preferred Stock are convertible at the option of the holder into common stock at an initial conversion price of equal to $2,800 per share.

The terms of the Series 1B SPA triggered certain further adjustments to the Advance Notes and the Warrants in accordance with the existing terms of the outstanding Advance Notes and the outstanding Warrants. Following these further adjustments in June 2023:

1.
The fixed conversion price of the remaining principal outstanding on the Advance Notes was lowered to $2,536 per share of Common Stock;
2.
The exercise price of the outstanding Warrants was lowered to $1,772 per share of Common Stock; and
3.
The number of shares that the Warrants are exercisable for increased from 1,956 to 5,648 shares of Common Stock.

On September 28, 2023, the Company entered into a placement agency agreement (the “Placement Agent Agreement”) with Dawson James Securities Inc. (“Dawson James”) pursuant to which the Company engaged Dawson James as the placement agent for a registered public offering by the Company (the “Offering”), of an aggregate of 35,726 units (“Units”) at a price of $288 per Unit, for gross proceeds of approximately $10.3 million, before deducting offering expenses.

The terms of the Offering triggered certain further adjustments to the Advance Notes and the Warrants in accordance with the existing terms of the outstanding Advance Notes and the outstanding Warrants. Following these further adjustments in October 2023:

1.
The fixed conversion price of the approximately then outstanding $400,000 principal amount currently outstanding Advance Notes has been lowered to $176 per share of Common Stock;
2.
The exercise price of the outstanding Warrants was lowered to $123 per share of Common Stock; and
3.
The number of shares that the Warrants are exercisable for was increased from 5,648 to 81,160 shares of Common Stock.

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

To extend the repurchase deadline, on April 12, 2024 the Company agreed to issue the Investors approximately 85,500 warrants in aggregate at an exercise price of $11.68 per warrant. These warrants will be exercisable at any time, and from time to time, in whole or in part, commencing six months from the closing of the offering and expiring five and a half (5.5) years from the date of issue, and will be exercisable for cash only unless an effective registration statement is not available at the time of exercise, in which case the warrants could be exercised on a cashless basis. The Company recorded an expense of

$743,462 as Warrant settlement expense on the Statement of Operations. The expense represents the estimated fair value of the warrants at the issuance date and was determined using the Black Scholes model using the following inputs:

Inputs
Expected stock price volatility	154.5%
Dividend yield	0%
Risk-free interest rate	4.75%
Expected life of the warrants (in years)	2.75

On April 18, 2024, the Company, closed offerings of common stock for gross proceeds totaling $5.09 million (see Note 16 for additional information). The $3.6 million of the net proceeds from the closings of the offering were utilized to repurchase and cancel the Warrants. The repurchase of these Warrants eliminated a substantial potential future issuance of common stock at a substantially reduced price. These warrants would have been adjusted in accordance with their terms to provide for the purchase of approximately 850,000 shares of the Company’s common stock at an exercise price of $11.68 if they had not been repurchased by the Company.

The discount on the note is recorded as interest expense ratably over the term of the note. Interest payable on the Advance Notes, as of December 31, 2023 was approximately $29,900. The Company recognized $3,200 and $301,700 in interest expense for the years ended December 31, 2024 and 2023, respectively and recognized $19,300 and $1,809,000 as interest expense for the amortization of the discount for the years ended December 31, 2024 and 2023.

During the year ended December 31, 2024, $400,000 of principal was converted for 6,184 shares of common stock. The note matured on June 19, 2024 and the Company paid the remaining principal and interest payable.

During the year ended December 31, 2024, $1,279,782 of conversions payable was converted into 17,934 shares of common stock and $199,997 of Cash payable. The Cash payable was paid in April 2024 with the close of the Company's public offering (see Note 16).

NOTE 12. SERIES A PREFERRED STOCK

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

The Series A Preferred Stock may be converted into shares of common stock at the option of the Company if the closing price of the common stock exceeds $23.2 billion, as adjusted, for twenty consecutive trading days, or by the holder at any time. The Company has the right to redeem the Series A Preferred Stock at a price of $8.00 per share, plus any accrued and unpaid dividends. At December 31, 2024, the preferred shares were not eligible for conversion to common shares at the option of the Company. The holder of the preferred shares may convert to common shares at any time. After making adjustment for the Company’s prior reverse stock splits, all 48,100 outstanding Series A preferred shares are convertible into less than one common share. Upon any conversion (whether at the option of the Company or the holder), the holder is entitled to receive any accrued but unpaid dividends.

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

As of December 31, 2024, there were 48,100 shares of Series A Preferred Stock outstanding and accrued and unpaid dividends, included as Accrued Interest on the Balance Sheet, of $563,171. As of December 31, 2023, there $514,269 of accrued and unpaid dividends included as Accrued Interest on the Balance Sheet.

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

Shares of the Series 1B Preferred Stock are convertible at the option of the holder into common stock at an initial conversion price of equal to $2,800 per share. The conversion price for the Series 1B Preferred Stock is subject to adjustment on the earliest of the date that (a) a resale registration statement relating to the shares of common stock underlying the Series 1B Preferred Stock has been declared effective by the SEC, (b) all of such underlying shares of common stock have been sold pursuant to SEC Rule 144 or may be sold pursuant to SEC Rule 144 without volume or manner-of-sale restrictions, (c) the one year anniversary of the closing provided that a holder of such underlying shares is not an affiliate of the Company or (d) all of such underlying shares may be sold pursuant to an exemption from registration under Section 4(a)(1) of the Securities Act without volume or manner-of-sale restrictions (such earliest date, the “Reset Date”).

On the Reset Date, the conversion price shall be equal to the lower of (i) $2,800 and (ii) 90% of the lowest VWAP for the Company’s common stock out of the 10 trading days commencing 5 trading days immediately prior to the Reset Date, provided that the conversion price may not be adjusted to less than $1,000 per share.

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

On October 2, 2023, with the closing of the Public Offering (Note 16), the Company retired the $900,000 of Series 1B Preferred Stock.

NOTE 14. SERIES 1C PREFERRED STOCK

On October 17, 2024, the Company entered into a securities purchase agreement with accredited investors for a convertible preferred stock financing for approximately $1.9 million of gross proceeds and will issue approximately 1,900 shares of Series 1C convertible preferred stock (“Series 1C Preferred Stock”) at a purchase price of $1,000 per share. Approximately 75% of these securities were purchased by officers, directors and advisory board members of the Company. Through December 31, 2024, the Company received approximately $815,000 of gross proceeds and the Company expects to receive the remaining balance by June 30, 2025. The Series 1C Preferred Stock is convertible into common stock at any time after April 17, 2025 at the option of the holder at an initial fixed conversion price of $2.50 per share of common stock; however, the holder may not convert any portion to the extent that the holder would beneficially own more than 4.99% of the Company's outstanding shares of Common Stock outstanding immediately after giving effect to the conversion.

Holders of the Series 1C Preferred Stock will be entitled to dividends on the per share stated value of $1,000 in the amount of 10% per annum, payable quarterly. The dividend rate will increase to 15% if any of the Series 1C Preferred Stock remains outstanding on or after October 17, 2027. Unless the Company elects to pay dividends on the Series 1C Preferred Stock in cash, the Company will cumulate the dividends, in which case the accrued dividend amount shall be added to the stated value of each share of Series 1C Preferred Stock. The Company recorded accrued dividends of $33,301 for the year ended December 31, 2024.

If at any time the closing sale price of the Company’s common stock equals at least 300% of the conversion price for the most recent 20 consecutive trading days, the Company shall have the right to redeem all, but not less than all, of the Series 1C Preferred Stock then outstanding in cash at a price equal to 110% of the stated value of the shares being redeemed.

Upon our liquidation, dissolution or winding up, holders of Series 1C Preferred Stock shall be entitled to receive in cash out of the assets of the Company, before any amount shall be paid to the holders of any of shares of common stock, an amount per share of Series 1C Preferred Stock equal to the greater of (A) 110% of the stated value of such preferred share and (B) the amount per share such holder would receive if such holder converted such preferred share into common stock immediately prior to the date of such payment. The stated value was approximately $848,300 as of December 31, 2024.

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

NOTE 15. SERIES Z PREFERRED STOCK

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

The Share of Series Z Preferred Stock will have 1,800,000 votes and will vote together with the outstanding shares of the Company’s common stock as a single class exclusively with respect to any proposal to amend the Company’s Certificate of Incorporation to effect a reverse stock split of the Company’s common stock. The Share of Series Z Preferred Stock will be voted, without action by the holder, on any such reverse stock split proposal in the same proportion as shares of common stock are voted on such proposal (excluding any common shares that are not voted). The Series Z Preferred Stock otherwise has no voting rights, except as may otherwise be required by the General Corporation Law of the State of Delaware.

On August 22, 2024, the Company redeemed the Series Z Preferred Stock and repaid the consideration received.

NOTE 16. STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of December 31, 2024, the Company had 500 million shares of common stock, $0.0001 par value, authorized for issuance. Each share of common stock has the right to one vote. As of December 31, 2024, the Company had 1,454,896 shares of common stock outstanding. The Company has not declared or paid any dividends related to the common stock through December 31, 2024.

During the year ended December 31, 2024, $400,000 of convertible debt principal was converted into 6,184 shares of common stock and $1,279,782 of conversions payable was converted into 17,934 shares of common stock. 3,500 shares of common stock was also issued to settle liabilities.

At The Market Offering

On May 16, 2024, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”), to sell shares of its common stock, having an aggregate sales price of up to $4,219,000, from time to time, through an “at the market offering” program. The sales, if any, of the common stock made under the ATM Agreement will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on or through the Nasdaq Capital Market or on any other existing trading market for the Company’s common stock. The Company will pay Wainwright a commission rate equal to 3.0% of the aggregate gross proceeds from each sale of common stock and will also reimburse Wainwright for certain specified expenses in connection with entering into the ATM Agreement, including certain fees and out-of-pocket expenses of its legal counsel.

On May 23, 2024, the Company increased the amount available for sale under the ATM Agreement, up to an additional aggregate offering price of $4,344,000 and on May 30, 2024, the Company again increased the amount available for sale under the ATM Agreement by an additional aggregate offering price of $3,981,000.

As of December 31, 2024, the Company sold 816,848 shares of common stock at an average price of $12.31 per share, resulting in aggregate gross proceeds of approximately $10 million. The Company anticipates that the at-the-market offering will continue throughout the next reporting period.

2024 Public Offering

On April 9, 2024 the Company entered into a placement agency agreement with Dawson James Securities Inc. (“Dawson James”) pursuant to which the Company engaged Dawson James as the placement agent for a registered public offering by the Company (the “Offering”), of up to $6 million of shares of common stock or, in lieu of common stock, one prefunded warrant to purchase a share of common stock on a best efforts basis.

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

As of December 31, 2024, all 211,623 of the Pre-Funded Warrants were exercised into common stock.

The net proceeds from the closings of the Offering were utilized to retire approximately $200,000 of cash payable and $3.6 million to repurchase and cancel the Warrants that were both issued with our secured notes issued in December 2022 (see Note 11).

2023 Public Offering

On September 28, 2023, the Company entered into a placement agency agreement with Dawson James pursuant to which the Company engaged Dawson James as the placement agent for a registered public offering by the Company (the “2023 Offering”), of an aggregate of 35,726 units (“Units”) at a price of $288 per Unit, for gross proceeds of approximately $10.3 million, before deducting offering expenses.

Each Unit is comprised of (i) one share of common stock or, in lieu of common stock, one Prefunded warrant to purchase a share of common stock, and (ii) one common warrant to purchase a share of common stock. The Prefunded warrants are immediately exercisable at a price of $0.0001 per share of common stock and only expire when such Prefunded warrants are fully exercised. The common warrants are immediately exercisable at a price of $240.30 per share of common stock and will expire five years from the date of issuance.

The Company agreed to pay Dawson James a placement agent fee in cash equal to 8.00% of the gross proceeds from the sale of the Units. The Company also agreed to reimburse Dawson James for all reasonable travel and other out-of-pocket expenses, including the reasonable fees of legal counsel, not to exceed $155,000.

The 2023 Offering closed on October 2, 2023 and, in the 2023 Offering, the Company issued (i) 3,890 common shares, (ii) 31,836 Prefunded warrants, and (iii) 43,044 common warrants.

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

The Company used a portion of the proceeds from the 2023 Offering to retire approximately $5.2 million of the outstanding conversion amount payable related to the Company’s secured convertible notes and all $900,000 of the Company’s outstanding Series 1B Preferred Stock.

During the years ended December 31, 2024 and 2023, 7,152 and 24,685 of the pre-funded warrants were exercised into common stock.

Warrants

As of December 31, 2024, there were approximately 143,000 outstanding warrants with exercise prices between $11.68 and $74,086 per share.

As of December 31, 2023, there were 99,982 (of which 7,151 are Prefunded warrants) outstanding warrants with exercise prices between $176 and $106,000 per share (per share amounts exclude the Prefunded warrants).

Preferred Stock

As of December 31, 2024, the Company had 25,000,000 shares of preferred stock, $0.0001 par value, authorized for issuance. Preferred stock may be issued in classes or series. Designations, powers, preferences, rights, qualifications, limitations and restrictions are determined by the Company’s Board of Directors. The following table summarizes the designations, shares authorized, and shares outstanding for the Company’s Preferred Stock:

Preferred Stock Series Designation	Shares Authorized	Shares Outstanding
Series A	750,000	48,100
Series 1A	5,000	—
Series 1B	900	—
Series 1C	4,000	815
Series B-1	2,000	—
Series B-2	1,000	—
Series C	1,000	—
Series D	3,000	—
Series D-1	2,500	—
Series E	2,800	—
Series F	7,000	—
Series G	2,000	—
Series H	2,500	—
Series I	1,000	—
Series J	1,350	—
Series J-1	1,000	—
Series K	20,000	—
Series Z	1	—

Series A Preferred Stock

Refer to Note 12 for Series A Preferred Stock activity.

Series 1B Preferred Stock

Refer to Note 13 for Series 1B Preferred Stock activity.

Series 1C Preferred Stock

Refer to Note 14 for Series 1C Preferred Stock activity.

Series Z Preferred Stock

Refer to Note 15 for Series Z Preferred Stock activity.

Series B-1, B-2, C, D, D-1, E, F, G, H, I, J, J-1, and K Preferred Stock

There were no transactions involving the Series B-1, B-2, C, D, D-1, E, G, H, I, J, J-1, or K during the years ended December 31, 2024 and 2023.

NOTE 17. SHARE-BASED COMPENSATION

On September 21, 2022, the Company’s Board of Directors appointed Jeffrey Max as the Company’s new Chief Executive Officer and granted an inducement grant of restricted stock units (“RSUs”) for an aggregate of 177 shares of Ascent’s common stock. 20% of the RSUs are fully vested upon grant. The remaining 80% of the RSUs vests in equal monthly increments over the next 36 months. Any outstanding and unvested RSUs will accelerate and fully vest upon the earlier of (i) a change of control and (ii) the termination of Mr. Max’s employment for any reason other than (x) by the Company for cause or (y) by Mr. Max without good reason. The estimated fair value of the restricted stock unit is $107,400, the closing price at grant date. The RSUs will settle in eight equal increments on the last business day of each calendar quarter beginning with the initial settlement date of September 30, 2024. On April 26, 2023, the Company terminated its employment contract with Mr. Max resulting in the forfeiture of 114 restricted stock units.

On December 12, 2022, the Company’s Board of Directors appointed Paul Warley as the Company’s new Chief Financial Officer and granted him an inducement grant of RSUs for an aggregate of 35 shares of Ascent’s common stock. 20% of the RSUs are fully vested upon grant. The remaining 80% of the RSUs vests in equal monthly increments over the next 36 months. Any outstanding and unvested RSUs will accelerate and fully vest upon the earlier of (i) a change of control and (ii) the termination of Mr. Warley’s employment for any reason other than (x) by the Company for cause or (y) by Mr. Warley without good reason. The estimated fair value of the restricted stock unit is $59,600, the closing price at grant date. The RSUs will settle in eight equal increments on the last business day of each calendar quarter beginning with the initial settlement date of December 31, 2024.

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

The Company had a total of 3,188 units as of December 31, 2024 are expected to vest in the future. Total unrecognized share-based compensation expense from the remaining unvested restricted stock as of December 31, 2024 was $673,447 and is expected to be recognized over 12 months. The Company recognized share-based compensation expense related to restricted stock grants of $809,022 and $2,243,445 for the years ended December 31, 2024 and 2023, respectively. The following table summarizes non-vested restricted stock and the related activity as of and for the years ended December 31, 2024, and 2023:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2023	158	$—
Granted	—	—
Vested	(25)	89,585.00
Forfeited	(114)	107,400.00
Non-vested at December 31, 2023	19	$59,600.00
Granted	4,850	75.87
Vested	(1,661)	434.08
Forfeited	(20)	77.00
Non-vested at December 31, 2024	3,188	$250.32

The fair values of the respective vesting dates of RSUs was $7,149 and $264,800 for the years ended December 31, 2024 and 2023, respectively.

In August 2024, the Company granted 124,850 stock options terminating 10 years from the date of grant to employees, directors, and advisory board members. One third of these options vested on September 15, 2024. The remaining unvested options will vest pro rata annually on over the next two years.

The Company had a total of 83,220 unvested options as of December 31, 2024 that are expected to vest in the future. Total unrecognized share based compensation expense from the remaining unvested options as of December 31, 2024 was approximately $302,000 and is expected to be recognized over approximately 1.75 years. The Company had approximately 41,630 exercisable options as of December 31, 2024. The following table summarizes options activity as of December 31, 2024:

	Shares	Weighted Average Exercise Price
Stock Options Outstanding at January 1, 2024	—	$—
Granted	124,850	4.15
Exercised	—	—
Forfeited / Expired	—	—
Stock Options Outstanding at December 31, 2024	124,850	$4.15

The weighted average remaining contractual term for these options at December 31, 2024, was approximately 9.7 years. Based on the Black-Scholes option pricing model, the options estimated weighted average fair values at the date of grant of $4.15 per share. The fair values were estimated using the following weighted average assumptions:

Inputs
Expected stock price volatility	188.87%
Dividend yield	0%
Risk-free interest rate	3.64%
Expected life of the options (in years)	5.5

The Company utilized the simplified method for estimating the stock options granted as the Company has experienced significant changes in its business and the historical data may not provide a reasonable basis upon which to estimate expected term.

NOTE 18. INCOME TAXES

At December 31, 2024, the Company had $233.6 million of cumulative net operating loss carryforwards for federal income tax purposes that were available to offset future taxable income through the year 2037. At December 31, 2024, the Company had $91.5 million of cumulative net operating loss carryforwards for federal income tax purposes that were available to offset future taxable income indefinitely. Under the Internal Revenue Code, the future utilization of net operating losses may be limited in certain circumstances where there is a significant ownership change. The Company prepared an analysis for the year ended December 31, 2012 and determined that a significant change in ownership had occurred as a result of the cumulative effect of the sales of common stock through its offerings. Such change resulted in a limitation of the Company’s utilizable net operating loss carryforwards and ultimately a write-off of the associated limited NOLs in the amount of $87 million. Available net operating loss carryforwards may be further limited in the event of another significant ownership change.

Deferred income taxes reflect an estimate of the cumulative temporary differences recognized for financial reporting purposes from that recognized for income tax reporting purposes. At December 31, 2024 and 2023, the components of these temporary differences and the deferred tax asset were as follows:

	As of December 31,
	2024	2023
Deferred Tax Asset
Accrued expenses	$69,000	$214,000
Inventory allowance	17,000	26,000
Operating lease liability	499,000	627,000
Tax effect of NOL carryforward	79,943,000	78,427,000
Share-based compensation	406,000	1,909,000
Section 174 costs	653,000	547,000
Warranty reserve	5,000	5,000
Gross Deferred Tax Asset	81,592,000	81,755,000
Valuation allowance	(81,122,000)	(81,142,000)
Net Deferred Tax Asset	$470,000	$613,000
Operating lease right-of-use asset, net	(459,000)	(585,000)
Depreciation	(4,000)	(15,000)
Amortization	(7,000)	(13,000)
Net Deferred Tax Liability	$(470,000)	$(613,000)
Total	—	—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical losses and projections of future taxable income over the periods in which the deferred tax assets are deductible, management believes it is not more-likely-than-not that the Company will realize the benefits of these deductible differences at December 31, 2024. The Company’s deferred tax valuation allowance was $81.1 million and $81.1 million for the year ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, the Company has not recorded a liability for uncertain tax positions. No interest and penalties related to uncertain tax positions were accrued at December 31, 2024.

The Company’s effective tax rate for the years ended December 31, 2024 and 2023 differs from the statutory rate due to the following (expressed as a percentage of pre-tax income):

	2024	2023
Federal statutory rate	21.0%	21.0%
State statutory rate	3.1%	2.7%
Permanent tax differences	(2.2)%	(5.9)%
Deferred true-ups	(18.4)%	(0.9)%
Deferred rate change	(3.7)%	—%
Change in valuation allowance	0.2%	(16.9)%
Total	0.0%	0.0%

NOTE 19. COMMITMENTS AND CONTINGENCIES

On September 21, 2022, the Company and Victor Lee, our former CEO, entered into a Separation Agreement and Release of Claims September 21, 2022 (the “Separation Agreement”). Under the Separation Agreement Mr. Lee is entitled, subject to his non-revocation of a general release of claims in favor of the Company, to the following separation benefits: (i) payment of twelve (12) months salary equal to $360,000, which amount shall be payable in accordance with the Company’s customary payroll practices and regular payroll time periods as in effect from time to time; (ii) the Company will pay Mr. Lee’s $200,000 declared but unpaid cash bonus in two installments; and (iii) the Company shall pay COBRA premiums at the Company’s current contribution level for the next 12 months. The Company settled all Severance Payable as of December 31, 2023.

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

On August 15, 2023, H.C. Wainwright & Co., LLC (“Wainwright”) filed an action against the Company in the New York State Supreme Court in New York County. The complaint alleges a breach by the Company of an investment banking engagement letter entered into in October 2021. The Wainwright engagement letter expired in April 2022 without any financing transaction having been completed. The complaint claims that Wainright is entitled, under a “tail provision”, to an 8% fee and 7% warrant coverage on the Company’s $15 million secured convertible note financing. The complaint seeks damages of $1.2 million, 27 common stock warrants with a per share exercise price of $60,500 and attorney fees. On May 15, 2024, the Company and Wainwright reached a settlement agreement. The settlement did not have a material impact on our financial statements.

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

NOTE 20. RETIREMENT PLAN

The Company has a qualified 401(k) plan which provides retirement benefits for all of its eligible employees. Under the plan, employees become eligible to participate at the first entry date, provided they are at least 21 years of age. The Company will match 100% of the first four percent of employee contributions. In addition, the Company may make discretionary contributions to the Plan as determined by the Board of Directors. Employees are immediately vested in all salary reduction contributions. Employer contributions vest over a three-year period, one-third per year. Employer 401(k) match expense was $74,062 and $107,526 for the year ended December 31, 2024 and 2023, respectively. 401(k) match expenses are recorded under “Research, development and manufacturing operations" expense and “Selling, general and administrative" expense in the Statements of Operations.

NOTE 21. SUBSEQUENT EVENTS

Subsequent to December 31, 2024, the Company sold 249,262 shares of common stock under the ATM Agreement at an average price of $2.73 per share, resulting in aggregate gross proceeds of approximately $680,863.