Form 10-Q
period 2025-03-31
Ascent Solar Technologies, Inc.
filed 2025-05-14
CIK 1350102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 14, 2025, there were 1,813,775 shares of our common stock issued and outstanding.

ASCENT SOLAR TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

For the Period Ended March 31, 2025

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
•
General economic and business conditions, and in particular, conditions specific to the solar power industry; and
•
Other risks and uncertainties discussed in greater detail elsewhere in this Quarterly Report and in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024

There may be other factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements. We undertake no obligation to publicly update or revise forward-looking statements to reflect subsequent events or circumstances after the date made, or to reflect the occurrence of unanticipated events, except as required by law.

References to “we,” “us,” “our,” “Ascent,” “Ascent Solar” or the “Company” in this Quarterly Report mean Ascent Solar Technologies, Inc.

ASCENT SOLAR TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

CONDENSED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$2,255,815	$3,170,743
Trade receivables, net of allowance of $0 and $0, respectively	-	-
Inventories, net	449,798	453,103
Prepaid and other current assets	154,453	89,472
Total current assets	2,860,066	3,713,318

Property, Plant and Equipment:	19,101,096	19,679,918
Accumulated depreciation	(18,883,683)	(19,446,262)
Property, Plant and Equipment, net	217,413	233,656

Other Assets:
Operating lease right-of-use assets, net	1,749,793	1,880,372
Patents, net of accumulated amortization of $137,299 and $137,114 respectively	28,309	28,494
Equity method investment	64,685	62,187
Other non-current assets	1,252,726	1,228,399
	3,095,513	3,199,452
Total Assets	$6,172,992	$7,146,426
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$413,147	$449,437
Related party payables	11,538	5,769
Accrued expenses	218,017	246,159
Accrued payroll	244,652	192,856
Accrued professional services fees	225,629	222,704
Accrued interest	577,798	565,773
Current portion of operating lease liability	601,673	578,153
Bridge loan	-	19,555
Total current liabilities	2,292,454	2,280,406
Long-Term Liabilities:
Non-current operating lease liabilities	1,303,220	1,464,872
Accrued warranty liability	-	21,225
Total liabilities	3,595,674	3,766,503
Commitments and contingencies (Note 17)
Stockholders’ Equity (Deficit):
Series A preferred stock, $.0001 par value; 750,000 shares authorized; 48,100 and 48,100 shares issued and outstanding, respectively ($959,996 and $947,971 Liquidation Preference, respectively)	5	5
Common stock, $0.0001 par value, 500,000,000 authorized; 1,705,977 and 1,454,896 shares issued and outstanding, respectively	171	145
Additional paid in capital	495,852,728	494,983,561
Accumulated deficit	(493,283,006)	(491,608,710)
Accumulated other comprehensive loss	7,420	4,922
Total stockholders’ equity (deficit)	2,577,318	3,379,923
Total Liabilities and Stockholders’ Equity (Deficit)	$6,172,992	$7,146,426

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues
Products	$15,624	$5,600
Costs and Expenses
Costs of revenue	24,115	9,388
Research, development and manufacturing operations	558,744	607,233
Selling, general and administrative	950,771	1,060,041
Share-based compensation	211,513	259,234
Depreciation and amortization	16,911	20,757
Impairment loss	-	524,481
Total Costs and Expenses	1,762,054	2,481,134
Loss from Operations	(1,746,430)	(2,475,534)
Other Income/(Expense)
Other income/(expense), net	87,385	64,323
Interest expense	(15,251)	(126,555)
Total Other Income/(Expense)	72,134	(62,232)
Income/(Loss) on Equity Method Investments	-	24
Net Income/(Loss)	$(1,674,296)	$(2,537,742)
Net Income/(Loss) Per Share (Basic and Diluted)	$(1.13)	$(53.00)
Weighted Average Common Shares Outstanding (Basic)	1,487,291	47,581
Weighted Average Common Shares Outstanding (Diluted)	1,487,291	47,581
Other Comprehensive Income/(Loss)
Foreign currency translation gain/(loss)	2,498	(1,712)
Net Comprehensive Income/(Loss)	$(1,671,798)	$(2,539,454)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

For the Three Months Ended March 31, 2025

	Series A Preferred Stock		Series 1C Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Other Accumulated Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)
Balance at January 1, 2025	48,100	$5	815	$-	1,454,896	$145	$494,983,561	$(491,608,710)	$4,922	$3,379,923
Proceeds from sale on ATM facility	-	-	-	-	249,262	26	680,837	-	-	680,863
ATM facility costs							(22,943)			(22,943)
Share-based compensation	-	-	-	-	1,819	-	211,273	-	-	211,273
Net Loss	-	-	-	-	-	-	-	(1,674,296)	-	(1,674,296)
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	2,498	2,498
Balance at March, 31, 2025	48,100	$5	815	$-	1,705,977	$171	$495,852,728	$(493,283,006)	$7,420	$2,577,318

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

For the Three Months Ended March 31, 2024

	Series A Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Other Accumulated Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)
Balance at January 1, 2024	48,100	$5	238,996	$24	$480,942,860	$(482,478,436)	$8,936	$(1,526,611)
Conversion of L1 Note and Conversions Payable into Common Stock	-	-	24,118	2	1,256,690	-	-	1,256,692
Exercise of prefunded warrants	-	-	7,152	7	(7)	-	-	-
Share-based compensation	-	-	-	-	259,234	-	-	259,234
Net Loss	-	-	-	-	-	(2,537,742)	-	(2,537,742)
Foreign Currency Translation Adjustment	-	-	-	-	-	-	(1,712)	(1,712)
Balance at March 31, 2024	48,100	$5	270,266	$33	$482,458,777	$(485,016,178)	$7,224	$(2,550,139)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
Operating Activities:
Net income/(loss)	$(1,674,296)	$(2,537,742)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	16,911	20,758
Share-based compensation	211,273	259,234
Operating lease asset amortization	130,579	115,630
Amortization of debt discount	2,780	35,530
Loss on equity method investment	—	(24)
Inventory reserve expense	(82)	(23,355)
Impairment loss	—	524,481
Gain on settlement of liabilities, net	(35,039)	—
Changes in operating assets and liabilities:
Inventories	3,387	22,095
Prepaid expenses and other current assets	(89,308)	(207,029)
Accounts payable	(1,251)	634,879
Related party payable	5,769	29,615
Operating lease liabilities	(138,132)	(117,415)
Accrued interest	12,025	25,054
Accrued expenses	5,354	20,428
Net cash used in operating activities	(1,550,030)	(1,197,861)
Investing Activities:
Payments on purchase of assets	(483)	—
Net cash used in investing activities	(483)	—
Financing Activities:
Proceeds from bridge loans	—	350,000
Repayment of bridge loans	(22,335)	(13,398)
Proceeds from issuance of Common Stock	680,863	—
Financing issuance cost	(22,943)	—
Net cash provided by (used in) financing activities	635,585	336,602
Net change in cash and cash equivalents	(914,928)	(861,259)
Cash and cash equivalents at beginning of period	3,170,743	1,048,733
Cash and cash equivalents at end of period	$2,255,815	$187,474
Non-Cash Transactions:
Exercise of prefunded warrants	$—	$72
Conversions of preferred stock, convertible notes, and conversions payable to equity	$—	$1,256,692
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$446	$63,562

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION

Ascent Solar Technologies, Inc. (the “Company") is focusing on integrating its photovoltaic ("PV") products into scalable and high value markets such as space power beaming, aerospace, satellites, near earth orbiting vehicles, fixed wing unmanned aerial vehicles (“UAV”), and agrivoltaics. The value proposition of Ascent’s proprietary solar technology not only aligns with the needs of customers in these industries, but also overcomes many of the obstacles other solar technologies face in these unique markets. Ascent has the capability to design and develop finished products for end users in these areas as well as collaborate with strategic partners to design and develop custom integrated solutions for products like satellites, spacecraft, airships and fixed-wing UAVs. Ascent sees significant overlap of the needs of end users across some of these industries and can achieve economies of scale in sourcing, development, and production in commercializing products for these customers.

NOTE 2. BASIS OF PRESENTATION

The accompanying, unaudited, condensed financial statements have been derived from the accounting records of the Company as of March 31, 2025, and December 31, 2024, and the results of operations for the three months ended March 31, 2025, and 2024.

The accompanying, unaudited, condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and footnotes typically found in U.S. GAAP audited annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. The unaudited Condensed Balance Sheet at December 31, 2024, has been derived from the audited financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. These unaudited condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were described in Note 2 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to our accounting policies as of March 31, 2025.

Revenue Recognition:

Product revenue. The Company recognizes revenue for the sale of PV modules sales at a point in time following the transfer of control of such products to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts. For product sales contracts that contain multiple performance obligations, the Company allocates the transaction price to each performance obligation identified in the contract based on relative standalone selling prices, or estimates of such prices, and recognize the related revenue as control of each individual product is transferred to the customer.

During the three months ended March 31, 2025 and 2024, the Company recognized product revenue of $15,624 and $5,600, respectively.

Milestone and engineering revenue. Each milestone and engineering arrangement is a separate performance obligation. The transaction price is estimated using the most likely amount method and revenue is recognized as the performance obligation is satisfied through achieving manufacturing, cost, or engineering targets. No milestone and engineering revenue was recognized during the three months ended March 31, 2025 and 2024.

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

No government contract revenue was recognized during the three months ended March 31, 2025 and 2024.

Accounts Receivable. As of March 31, 2025 and December 31, 2024, the Company had no accounts receivable, net balance and no allowance for doubtful accounts.

Deferred revenue for the three months ended March 31, 2025 was as follows:

Balance as of January 1, 2025	$935
Additions	3,929
Recognized as revenue	-
Balance as of March 31, 2025	$4,864

Other Assets: Other assets is comprised of the following:

	March 31,	December 31,
	2025	2024
Lease security deposit	$625,000	$625,000
Spare machine parts	627,726	603,399
Total Other Assets	$1,252,726	$1,228,399

Earnings per Share: Earnings per share (“EPS”) are the amount of earnings attributable to each share of common stock. Basic EPS has been computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Income available to common stockholders has been computed by deducting dividends accumulated for the period on cumulative preferred stock (whether or not earned). Diluted earnings per share has been computed by dividing income available to common stockholders adjusted on an if-converted basis for the period by the weighted average number of common shares and potentially dilutive common share outstanding (which consist of warrants, options, restricted stock units and convertible securities using the if-converted or treasury stock method to the extent they are dilutive). Approximately 270,000 and 79,000 shares of dilutive shares were excluded from the three months period ended March 31, 2025 and 2024, respectively, EPS calculation as their impact is antidilutive.

Segment Reporting: The Company has one reportable segment, PV. The PV segment sells PV products and engineering services and currently, is primarily selling it in North America. The Company’s chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer, makes significant operating decisions and assesses the performance of the Company as a single business segment.

The CODM regularly reviews the Company’s company wide Balance Sheet and Statement of Operations to determine how to allocate resources within the Company. The CODM assesses performance and decides how to allocate resources based on Net Income that also is reported on the Statement of Operations and reviews significant expenses as outlined in the Statement of Operations. The CODM uses Net Income to evaluate how to reinvest profits into the PV segment assets, research and development, employees, and other resources. The measure of segment assets is reported on the unaudited condensed Balance Sheet as total assets.

Recently Issued Accounting Policies

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures ("ASU 2024-03"). ASU 2024-03 requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for public entities for annual periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027 . Entities are permitted to early adopt. Management is evaluating the impact of this ASU on the Company's financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 improves income tax disclosures by requiring public entities annually to (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 is effective for public entities for annual periods beginning after December 15, 2024. Entities are permitted to early adopt. Management is evaluating the impact of this ASU on the Company's financial statements.

NOTE 4. LIQUIDITY, CONTINUED OPERATIONS, AND GOING CONCERN

The Company continued to enter into financing arrangements including the sale of common stock and Series 1C preferred stock during the year ended December 31, 2024 to fund operations.

The Company has limited industrial scale production capabilities in its Thornton facility and continues to focus on its research and development activities to improve its PV products. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented our strategy of selling high value PV products and manufacturing at full industrial scale. During the three months ended March 31, 2025, the Company used $1,550,030 in cash for operations.

Current committed product revenues are not anticipated to result in a positive cash flow position for the next twelve months and although the Company has, as of March 31, 2025, working capital of $567,612, Management does not believe cash liquidity is sufficient for the next twelve months and will require additional financing or committed purchase orders.

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

Upon designation as an asset held for sale, the Company recorded the carrying value of the property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and depreciation of the property ceases. As the estimated fair value of $221,519 and the price the Company sold the Assets for is less than their carrying value, the Company recorded an impairment loss of $524,481 during three months ended March 31, 2024. Upon completion of the sale, on April 1, 2024, the Company wrote off the remaining carrying value of the Assets and the payables to the Landlord.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

The following table summarizes property, plant and equipment as of March 31, 2025 and December 31, 2024:

	As of March 31,	As of December 31,
	2025	2024
Furniture, fixtures, computer hardware and computer software	$468,588	$468,588
Leasehold improvements	15,994	15,994
Manufacturing machinery and equipment	18,543,523	19,122,828
Manufacturing machinery and equipment, in progress	72,991	72,508
Total property, plant and equipment	19,101,096	19,679,918
Less: Accumulated depreciation and amortization	(18,883,683)	(19,446,262)
Net property, plant and equipment	$217,413	$233,656

Depreciation expense for the three months ended March 31, 2025 and 2024 was $16,726 and $17,045, respectively. Depreciation expense is recorded under “Depreciation and amortization expense” in the unaudited Condensed Statements of Operations.

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

As of March 31, 2025 and December 31, 2024, assets and liabilities related to the Company’s leases were as follows:

	As of March 31,	As of December 31,
	2025	2024
Operating lease right-of-use assets, net	$1,749,793	$1,880,372
Current portion of operating lease liability	601,673	578,153
Non-current portion of operating lease liability	1,303,220	1,464,872

During the three months ended March 31, 2025 and 2024, the Company recorded operating lease expense included in selling, general and administrative expenses of $190,497 and $190,497, respectively.

Future maturities of the operating lease liability are as follows:

Remainder of 2025	$594,153
2026	815,969
2027	840,449
Total lease payments	2,250,571
Less amounts representing interest	(345,678)
Present value of lease liability	$1,904,893

The remaining weighted average lease term and discount rate of the operating leases is 33 months and 7.0%, respectively.

NOTE 8. INVENTORIES

Inventories, net of reserves, consisted of the following at March 31, 2025 and December 31, 2024:

	As of March 31,	As of December 31,
	2025	2024
Raw materials	$449,798	$453,103
Work in process	-	-
Finished goods	-	-
Total	$449,798	$453,103

NOTE 9. BRIDGE LOAN

	Principal Balance 1/1/2025	New loans	Principal Payments	Principal Balance 3/31/2025	Discount	Bridge Loan, net of discount
Bridge Loans	$22,335	$—	$(22,335)	$—	$—	$—

On February 27, 2024, the Company entered into a loan agreement ("Loan 1") with a lender ("Lender") for an aggregate principal amount of $375,000. The Company paid origination fees of $25,000 for net proceeds of $350,000. The discount is recorded as interest expense ratably over the term of the loan. Under Loan 1, the Company made weekly payments of $19,420 for 28 weeks for a total repayment of $543,750. The Company also had an early repayment option where the Company would repay an aggregate of $478,125 if repaid by April 15, 2024.

On April 17, 2024, the Company entered into a new loan agreement ("Loan 2") with the Lender. Under Loan 2, the Company borrowed an aggregate principal amount of $685,000, incurred origination fees of $34,250, and repaid the outstanding balance of Loan 1 of $428,310 for net proceeds of $222,440. Under Loan 2, the Company made weekly payments of $31,000 for 32 weeks for a total repayment of $993,250. This loan was secured by a lien on the Company's assets.

Loan 2 and all related interest payable was repaid in November 2024. The Company recognized interest expense of $86,882 during the three months ended March 31, 2024.

On April 1 and 2, 2024, the Company closed two loan agreements with a second lender ("Lender 2") for an aggregate principal amount of $180,800. These loans had an original issuance discount of $20,800 for net proceeds of $160,000. These loans matured on January 1, 2025 and the Company repaid all principal and interest due on these loans.

The Company recognized $3,226 in interest expense during the three months ended March 31, 2025.

NOTE 10. CONVERTIBLE NOTES

On December 19, 2022, the Company entered into a Securities Purchase Contract (the “Securities Purchase Contract”) with two institutional investors (each, an “Investor” and collectively, the “Investors”) for the issuance to the Investors of $15,000,000 in aggregate Convertible Notes (the "Convertible Notes") at a purchase price of $13,500,000. The Convertible Notes bore 4.5% interest per annum, payable, at the option of the Company, in kind or in cash, subject to certain conditions, and was convertible, at the option of the holders from time to time, into shares of the Company’s Common Stock, or repayable in cash at maturity. The Convertible Notes matured on June 19, 2024.

The Convertible Notes could be converted, at the option of the Investors, into shares of the Company’s Common Stock at a conversion price, which is equal to the lower of (1) a 30% premium to the average of the five most recent daily volume weighted average price (“VWAPs”) of the Common Stock as measured on the day prior to the issuance of the Registered Advance Notes (the “Fixed Conversion Price”) and (2) 92.5% of the three lowest VWAPs of the Common Stock on the 10 trading days preceding delivery of a Conversion Notice by an Investor. The conversion price could not be less than $11,400 if required in accordance with the rules and regulations of Nasdaq.

The following table provides a summary of the activity of the Company's Convertible Notes:

	Principal Balance 1/1/2024	Notes converted	Principal Balance 3/31/2024	Less: Discount Balance	Net Principal Balance 3/31/2024
L1 Capital Global Opportunities Master Fund, Ltd	$406,667	$(400,000)	$6,667	$(397)	$6,270

During the three months ended March 31, 2024, $400,000 of principal was converted for 6,184 shares of common stock. During the three months ended March 31, 2024 the Company had interest expense of $21,989, of which, $18,863 was due to accretion of discount on the note. Interest payable was $33,064 as of March 31, 2024. The note matured on June 19, 2024 and the Company paid the remaining principal and interest payable.

If the conversion price was less than the floor price, the Company recorded a Conversions Payable that represented the economic difference between the applicable conversion price of the Convertible Notes and floor price. This amount is payable either in shares valued as the VWAP on the conversion day or in cash. If the VWAP on the conversion day is less than the floor price, then the economic different between the conversion day VWAP and the floor price becomes payable in cash and was recorded as Cash payable. During the three months ended March 31, 2024, $1,279,782 of conversions payable was converted into 17,934 shares of common stock and $199,997 of Cash payable. The Cash payable was paid in April 2024.

In addition to the Convertible Notes, the Company also issued to the Investors certain common stock warrants (the “Warrants”). The Warrants have certain “full ratchet” anti-dilution adjustments that are triggered when the Company issued securities with a purchase or conversion, exercise or exchange price that is less than the exercise price of the Warrants then in effect at any time. Under the full ratchet anti-dilution adjustments, if the Company issued new securities at a price lower than the then applicable exercise price, (i) the exercise price is reduced to the lower new issue price and (ii) the number of warrant shares is proportionately increased. The Warrants have been previously adjusted following past issuances of Company securities. On April 18, 2024, there were approximately 67,000 Warrants exercisable at an exercise price of $147.27, that were repurchased for $3.6 million cash and subsequently cancelled. Additionally, on April 12, 2024, the Company issued approximately 85,500 warrants in aggregate at an exercise price of $11.68 per warrant in connection with repurchasing the Warrants.

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

The Series A Preferred Stock may be converted into shares of common stock at the option of the Company if the closing price of the common stock exceeds $23.2 billion, adjusted for reverse stock splits, for twenty consecutive trading days, or by the holder at any time. The Company has the right to redeem the Series A Preferred Stock at a price of $8.00 per share, plus any accrued and unpaid dividends, plus the make-whole amount (if applicable). At March 31, 2025, the preferred shares were not eligible for conversion to common shares at the option of the Company. The holder of the preferred shares may convert to common shares at any time. After making adjustment for the Company’s prior reverse stock splits, all 48,100 outstanding Series A preferred shares are convertible into less than one common share. Upon any conversion (whether at the option of the Company or the holder), the holder is entitled to receive any accrued but unpaid dividends.

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

As of March 31, 2025, there were 48,100 shares of Series A Preferred Stock outstanding and accrued and unpaid dividends of $575,196.

NOTE 12. SERIES 1C PREFERRED STOCK

On October 17, 2024, the Company entered into a securities purchase agreement with accredited investors for a convertible preferred stock financing for approximately $1.9 million of gross proceeds and will issue approximately 1,900 shares of Series 1C convertible preferred stock (“Series 1C Preferred Stock”) at a purchase price of $1,000 per share. Approximately 75% of these securities were purchased by officers, directors and advisory board members of the Company. Through March 31, 2025, the Company received approximately $815,000 of gross proceeds and the Company expects to receive the remaining balance by June 30, 2025.

Holders of the Series 1C Preferred Stock are entitled to dividends on the per share stated value in the amount of 10% per annum, payable quarterly. The dividend rate increases to 15% if any of the Series 1C Preferred Stock remains outstanding on or after October 17, 2027. Unless the Company elects to pay dividends on the Series 1C Preferred Stock in cash, the Company will cumulate the dividends, in which case the accrued dividend amount shall be added to the stated value of each share of Series 1C Preferred Stock. The Company had accrued dividends of $86,369 as of March 31, 2025. The stated value was approximately $901,400 as of March 31, 2025.

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

NOTE 13. STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

At March 31, 2025, the Company had 500 million shares of common stock, $0.0001 par value, authorized for issuance. Each share of common stock has the right to one vote. As of March 31, 2025, the Company had 1,705,977 shares of common stock outstanding. The Company has not declared or paid any dividends related to the common stock during the three months ended March 31, 2025 and 2024.

At The Market Offering

On May 16, 2024, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”), to sell shares of its common stock, par value $0.0001 per share (the “Shares”), through an “at the market offering” program under which Wainwright will act as sales agent. The sales, if any, of the Shares made under the ATM Agreement will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on or through the Nasdaq Capital Market or on any other existing trading market for the Company’s common stock. The Company will pay Wainwright a commission rate equal to 3.0% of the aggregate gross proceeds from each sale of Common Stock and will also reimburse Wainwright for certain specified expenses in connection with entering into the ATM Agreement, including certain fees and out-of-pocket expenses of its legal counsel.

During the three months ended March 31, 2025, the Company sold 249,262 shares of common stock at an average price of $2.73 per share, resulting in aggregate gross proceeds of approximately $681,000. The Company anticipates that the at-the-market offering will continue throughout the next reporting period.

Preferred Stock

At March 31, 2025, the Company had 25 million shares of preferred stock, $0.0001 par value, authorized for issuance. Preferred stock may be issued in classes or series. Designations, powers, preferences, rights, qualifications, limitations and restrictions are determined by the Company’s Board of Directors.

Warrants

As of March 31, 2025, there are approximately 143,000 outstanding warrants with exercise prices between $11.68 and $74,086 per share.

Series A Preferred Stock

Refer to Note 11 for information on Series A Preferred Stock.

Series 1C Preferred Stock

Refer to Note 12 for information on Series 1C Preferred Stock.

NOTE 14. SHARE-BASED COMPENSATION

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

The Company had a total of 1,545 unvested units as of March 31, 2025 that are expected to vest in the future. Total unrecognized share-based compensation expense from the remaining unvested restricted stock as of March 31, 2025 was approximately $505,000 and is expected to be recognized over nine months. The following table summarizes non-vested restricted stock and the related activity as of March 31, 2025:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2025	3188	$250.32
Granted	-	-
Vested	(1,643)	160.24
Forfeited	-	-
Non-vested at March 31, 2025	1,545	$345.87

The fair values of the respective vesting dates of RSUs were approximately $5,092 and $60,400 for the three months ended March 31, 2025 and 2024, respectively.

In August 2024, the Company granted 124,850 stock options terminating 10 years from the date of grant to employees, directors, and advisory board members. One third of these options vested on September 15, 2024. The remaining unvested options vests pro rata on August 21, 2025 and August 21, 2026.

The Company had a total of 83,220 unvested options as of March 31, 2025 that are expected to vest in the future. Total unrecognized share based compensation expense from the remaining unvested options as of March 31, 2025 was approximately $259,000 and is expected to be recognized over approximately 1.7 years. The Company had approximately 41,630 exercisable options as of March 31, 2025. The following table summarizes options activity as of March 31, 2025:

	Shares	Weighted Average Exercise Price
Stock Options Outstanding at January 1, 2025	124,850	$4.15
Granted	-	-
Exercised	-	-
Forfeited / Expired	-	-
Stock Options Outstanding at March 31, 2025	124,850	$4.15

The weighted average remaining contractual term for these options at March 31, 2025, was approximately 9.4 years. Based on the Black-Scholes option pricing model, the options estimated weighted average fair values at the date of grant of $4.15 per share. The fair values were estimated using the following weighted average assumptions:

Inputs
Expected stock price volatility	188.87%
Dividend yield	0%
Risk-free interest rate	3.64%
Expected life of the options (in years)	5.5

The Company utilized the simplified method for estimating the stock options granted as the Company has experienced significant changes in its business and the historical data may not provide a reasonable basis upon which to estimate expected term.

NOTE 15. COMMITMENTS AND CONTINGENCIES

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

NOTE 16. SUBSEQUENT EVENTS

Subsequent to March 31, 2025, the Company sold 107,791 shares of common stock under the ATM Agreement at an average price of $1.86 per share, resulting in aggregate gross proceeds of approximately $200,900.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes to those financial statements appearing elsewhere in this Form 10-Q and our audited financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024 which was filed with the SEC on March 31, 2025. This discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance. As a result of many factors, our actual results may differ materially from those anticipated in these forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. You should carefully read the “Risk Factors” section of this Quarterly Report and of our Annual Report on Form 10-K for the year ended December 31, 2024 to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Forward-Looking Statements.”

Overview

We are a solar technology company that manufactures and sells PV solar modules that are flexible, durable, and possess attractive power to weight and power to area performance. Our technology provides renewable power solutions to high-value production and specialty solar markets where traditional rigid solar panels are not suitable, including space power beaming, aerospace, satellites, near earth orbiting vehicles, fixed wing UAV, and agrivoltaics. We operate in these target markets because they have highly specialized needs for power generation and offer attractive pricing due to the significant technological requirements.

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

For the three months ended March 31, 2025, we generated $15,624 of total revenue. As of March 31, 2025, we had an accumulated deficit of $493,283,006.

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
•
Our ability to enter into commercially viable licensing, joint venture, or other commercial arrangements; and
•
Availability of raw materials.

Basis of Presentation: The accompanying unaudited condensed financial statements have been derived from the accounting records of Ascent Solar Technologies, Inc. as of March 31, 2025 and December 31, 2024, and the results of operations for the three months ended March 31, 2025 and 2024.

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

The Company’s significant accounting policies were described in Note 2 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to our accounting policies as of March 31, 2025.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,
	2025	2024	$ Change
Revenues
Product Revenue	$15,624	$5,600	$10,024

Costs and Expenses
Cost of Revenue	24,115	9,388	14,727
Research, development and manufacturing operations	558,744	607,233	(48,489)
Selling, general and administrative	950,771	1,060,041	(109,270)
Share-based compensation	211,513	259,234	(47,721)
Depreciation and amortization	16,911	20,757	(3,846)
Impairment loss	-	524,481	(524,481)
Total Costs and Expenses	1,762,054	2,481,134	(719,080)
Loss From Operations	(1,746,430)	(2,475,534)	729,104

Other Income/(Expense)
Other Income/(Expense), net	87,385	64,323	23,062
Interest Expense	(15,251)	(126,555)	111,304
Total Other Income/(Expense)	72,134	(62,232)	134,366
Income/(Loss) on Equity Method Investments	-	24	(24)
Net (Loss)/Income	$(1,674,296)	$(2,537,742)	$863,446

Total Revenues. Our total revenues increased by $10,024, or 179%, for the three months ended March 31, 2025 when compared to the same period in 2024. This is primarily due to the Company receiving more purchase orders in 2025 compared to 2024.

Cost of revenue. Cost of revenues is primarily comprised of repair and maintenance, material costs, and direct labor and overhead expenses. Our Cost of revenues increased by $14,727, or 157%, for the three months ended March 31, 2025 when compared to the same period in 2024. This increase is primarily due to the increase in sales.

Research, development and manufacturing operations. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. Research, development and manufacturing operations costs also include costs related to technology development. Research, development and manufacturing operations costs decreased by $48,489, or 8%, for the three months ended March 31, 2025 when compared to the same period in 2024. This is primarily due to a decrease in preproduction and manufacturing operations cost as the Company continued to focused on product and technology improvements in the current period.

Selling, general and administrative. Selling, general and administrative expenses decreased by $109,270, or 10% for the three months ended March 31, 2025 compared to the same period in 2024. This decrease is primarily due to lower personnel and professional service costs incurred in the current period compared to the prior period.

Share-based compensation. Share-based compensation expense decreased by $47,721 or 18% for the three months ended March 31, 2025 when compared to the same period in 2024. The decrease is due to less RSU awards being expensed for the three months ended March 31, 2025, partially offset by stock option grant expenses.

Other Income/Expense. Other income was $72,134 for the three months ended March 31, 2025, compared to other expense of $62,232 for the same period in 2024, an increase of $134,366. The increase is due primarily to a decrease in interest expense resulting from the conversions and payoff of the December 2022 convertible debt and bridge loans and other income recognized during 2025.

Net Loss. Our Net Loss decreased by $863,446, or 34%, for the three months ended March 31, 2025 compared to the same period in 2024 due primarily to the items mentioned above.

Liquidity and Capital Resources

The Company has continued limited PV production at its manufacturing facility. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented its strategy of selling high value PV products and manufacturing at full industrial scale. During the three months ended March 31, 2025 the Company used $1,550,030 in cash for operations.

Additionally, projected total revenues are not anticipated to result in a positive cash flow position for the year overall and, as of March 31, 2025, while the Company has working capital of $567,612, Management believes that additional financing will be required for the Company to reach a level of sufficient sales to achieve profitability.

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

Statements of Cash Flows Comparison of the Three Months Ended March 31, 2025 and 2024

For the three months ended March 31, 2025, our cash used in operations was $1,550,030 compared to $1,197,861 for the three months ended March 31, 2024, an increase of $352,169. This increase is due primarily to timing of cash outflows. The three months ended March 31, 2025 net cash used in operations of $1,550,030 were primarily funded from 2024 and 2025 financing agreements. In 2024, the Company was raising capital and deferred payments. For the three months ended March 31, 2025, cash used in investing activities was $483 compared to $0 used in investing activities for the three months ended March 31, 2024. For the three months ended March 31, 2025, our cash provided by financing activities was $635,585 compared to $336,602 for the three months ended March 31, 2024, an increase of $298,983. Cash provided by financing activities in 2025 was primarily derived from the ATM agreement partially offset by the bridge loan repayments. During the three months ended March 31, 2024, cash provided by financing activities were primarily attributable to bridge loan proceeds partially offset by the bridge loan repayments.

Off Balance Sheet Transactions

As of March 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

We hold no significant funds and have no significant future obligations denominated in foreign currencies as of March 31, 2025.

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our cash equivalents and investment portfolio. As of March 31, 2025, our cash equivalents consisted of operating accounts held with financial institutions and investments in money market funds. From time to time, we hold restricted funds, money market funds, investments in U.S. government securities and high-quality corporate securities. The primary objective of our investment activities is to preserve principal and provide liquidity on demand, while at the same time maximizing the income we receive from our investments without significantly increasing risk. The direct risk to us associated with fluctuating interest rates is limited to our investment portfolio, and we do not believe a change in interest rates will have a significant impact on our financial position, results of operations, or cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Our management conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of March 31, 2025. Based on this evaluation, our management concluded the design and operation of our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Except as discussed in Note 15 to the financial statements, there were no events required to be reported under Item 1 for the three months ended March 31, 2025, within Part II, Item 1 of this report.

Item 1A. Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors disclosed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024. Except as set forth below, there have been no material changes to our risk factors from those included in our Annual Report on Form 10-K for the year ended December 31, 2024.

As long as our executive officers, board members and advisory board members, in the aggregate, maintain their current holdings of our equity securities, they will be able to significantly influence all matters requiring stockholder approval.

Upon completion of the Series 1C Preferred Stock funding, executive officers, directors, and advisory board members hold an aggregate of approximately 1,900 shares of Series 1C Preferred Stock. The Series 1C Preferred Stock is entitled to vote along with our common stock on an as-converted to common basis. The shares of Series 1C Preferred Stock owned by such executive officers, directors and advisors (after giving effect to the 4.99% maximum percentage conversion limitations contained in the Series 1C Preferred Stock terms) would be entitled to cast, in the aggregate, approximately 15% votes on any matter to be considered by stockholders for approval at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting), based upon approximately 1,813,775 shares of common stock currently outstanding. These executive officers, directors, and advisors, therefore, will, for the foreseeable future, have significant influence over our management and affairs, and will be able to significantly influence all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or sales of our Company or assets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended March 31, 2025.

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

During the three months ended March 31, 2025, none of our directors or executive officers had a Rule 10b5-1 plan in effect.

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

4.4	Description of Securities (incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K filed March 31, 2025)

4.5	Form of 2023 Common Warrant (incorporated by reference to Exhibit 4.4 filed with Amendment No. 3 to the Company’s Registration on Form S-1 (File no. 333-274231))

4.6	Form of 2023 Prefunded Warrant (incorporated by reference to Exhibit 4.6 filed with Amendment No. 3 to the Company’s Registration on Form S-1 (File no. 333-274231))

4.7	Form of 2023 Placement Agent Warrant (incorporated by reference to Exhibit 4.5 filed with Amendment No. 3 to the Company’s Registration on Form S-1 (File no. 333-274231))

4.8	Form of 2023 Common Warrant Agency Agreement (incorporated by reference to Exhibit 4.7 filed with Amendment No. 3 to the Company’s Registration on Form S-1 (File no. 333-274231))

4.9	Form of 2023 Prefunded Warrant Agency Agreement (incorporated by reference to Exhibit 4.8 filed with Amendment No. 3 to the Company’s Registration on Form S-1 (File no. 333-274231))

4.10	Form of 2023 Securities Purchase Agreement (incorporated by reference to Exhibit 4.9 filed with Amendment No. 3 to the Company’s Registration on Form S-1 (File no. 333-274231))

4.11	Form of 2024 Placement Agent’s Warrant (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-1 (File no. 333-277070) Amendment No. 3 filed on April 9, 2024).

4.12	Form of 2024 Pre-Funded Warrant (incorporated by reference to Exhibit 4.6 to our Registration Statement on Form S-1 (File no. 333-277070) Amendment No. 1 filed on February 23, 2024)

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

10.8†	Seventh Amended and Restated 2005 Stock Option Plan (incorporated by reference to Annex B of our definitive proxy statement dated April 22, 2016)

10.9†	Seventh Amended and Restated 2008 Restricted Stock Plan Stock Option Plan (incorporated by reference to Annex A of our definitive proxy statement dated April 22, 2016)

10.10+	Industrial Lease for 12300 Grant Street, Thornton, Colorado dated September 21, 2020 (incorporated by reference to Exhibit 10.50 to our Annual Report on Form 10-K filed January 29, 2021)

10.11+	Long-Term Supply and Joint Development Agreement dated September 15, 2021 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021)

10.12	Asset Purchase Agreement, dated as of April 17, 2023 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on April 21, 2023)

10.13	Transition Services Agreement, dated as of April 17, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 21, 2023)

10.14	Sublease Agreement, dated as of April 17, 2023 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 21, 2023)

10.15	Technology License Agreement, dated as of April 17, 2023 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 21, 2023)

10.16	Letter Agreement, dated as of April 20, 2023 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on April 21, 2023)

10.17†	CEO Employment Agreement between the Company and Paul Warley dated as of May 1, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 3, 2023)

10.18	2024 Placement Agent Agreement (incorporated by reference to Exhibit 1.1 filed with Amendment No. 3 to the Company’s Registration on Form S-1 (File no. 333-274231))

10.19†	Employment Agreement between the Company and Bobby Gulati dated as of October 19, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 23, 2023)

10.20†	Employment Agreement between the Company and Jin Jo dated as of October 19, 2023 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 23, 2023)

10.21†	Ascent Solar 2023 Equity Incentive Plan (as amended in May 2024) (incorporated by reference to Annex A of our definitive proxy statement filed June 20, 2024)

10.22	Warrant Repurchase Agreement dated March 6, 2024 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 7, 2024)

10.23	Warrant Repurchase Agreement dated March 7, 2024 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 7, 2024)

10.24	Cedar Loan Agreement dated April 17, 2024 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 18, 2024)

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

10.27	Form of Series 1C Convertible Preferred Stock Securities Purchase Agreement dated October 17, 2024 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 7, 2024)

19.1	Ascent Solar Insider Trading Policy (incorporated by reference to Exhibit 19.1 to our Annual Report on Form 10-K filed March 31, 2025)

31.1*	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

97	Ascent Solar Technologies, Inc. Rule 10D-1 Clawback Policy (incorporated by reference to Exhibit 97 to our Annual Report on Form 10-K filed on February 21, 2024)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

CTR	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†	Denotes management contract or compensatory plan or arrangement.

+

Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

ASCENT SOLAR TECHNOLOGIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of May, 2025.

May 14, 2025	By:	/s/ PAUL WARLEY
Paul Warley Chief Executive Officer (Principal Executive Officer)

May 14, 2025	By:	/s/ JIN JO
Jin Jo Chief Financial Officer (Principal Financial and Accounting Officer)