Form 10-Q
period 2025-06-30
Ascent Solar Technologies, Inc.
filed 2025-08-12
CIK 1350102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 12, 2025, there were 3,047,658 shares of our common stock issued and outstanding.

ASCENT SOLAR TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2025

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

References to “we,” “us,” “our,” “Ascent,” “Ascent Solar” or the “Company” in this Quarterly Report mean Ascent Solar Technologies, Inc.

ASCENT SOLAR TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

CONDENSED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$2,954,859	$3,170,743
Trade receivables, net of allowance of $0 and $0, respectively	12,821	-
Inventories, net	457,881	453,103
Prepaid and other current assets	180,615	89,472
Total current assets	3,606,176	3,713,318

Property, Plant and Equipment:	19,103,128	19,679,918
Accumulated depreciation	(18,901,124)	(19,446,262)
Property, Plant and Equipment, net	202,004	233,656

Other Assets:
Operating lease right-of-use assets, net	1,615,029	1,880,372
Patents, net of accumulated amortization of $137,299 and $137,114 respectively	28,309	28,494
Equity method investment	68,440	62,187
Other non-current assets	1,271,355	1,228,399
	2,983,133	3,199,452
Total Assets	$6,791,313	$7,146,426
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$552,544	$449,437
Related party payables	5,769	5,769
Accrued expenses	157,568	246,159
Accrued payroll	205,732	192,856
Accrued professional services fees	83,104	222,704
Accrued interest	589,957	565,773
Current portion of operating lease liability	625,906	578,153
Bridge loan	-	19,555
Total current liabilities	2,220,580	2,280,406
Long-Term Liabilities:
Non-current operating lease liabilities	1,136,669	1,464,872
Accrued warranty liability	-	21,225
Total liabilities	3,357,249	3,766,503
Commitments and contingencies (Note 15)
Stockholders’ Equity (Deficit):
Series A preferred stock, $.0001 par value; 750,000 shares authorized; 48,100 and 48,100 shares issued and outstanding, respectively ($972,154 and $947,971 Liquidation Preference, respectively)	5	5
Common stock, $0.0001 par value, 200,000,000 authorized; 2,684,651 and 1,454,896 shares issued and outstanding, respectively	268	145
Additional paid in capital	498,769,440	494,983,561
Accumulated deficit	(495,348,403)	(491,608,710)
Accumulated other comprehensive loss	12,754	4,922
Total stockholders’ equity	3,434,064	3,379,923
Total Liabilities and Stockholders’ Equity	$6,791,313	$7,146,426

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Products	$16,961	$27,743	$32,585	$33,343
Costs and Expenses
Costs of revenue	28,608	61,524	52,723	70,912
Research, development and manufacturing operations	622,921	506,001	1,174,593	1,113,231
Selling, general and administrative	1,032,825	1,611,438	1,990,676	2,671,489
Share-based compensation	404,219	185,702	615,726	444,928
Depreciation and amortization	17,442	18,651	34,352	39,408
Impairment loss	-	-	-	524,481
Total Costs and Expenses	2,106,015	2,383,316	3,868,070	4,864,449
Loss from Operations	(2,089,054)	(2,355,573)	(3,835,485)	(4,831,106)
Other Income/(Expense)
Other income/(expense), net	37,395	(37,988)	124,781	26,333
Warrant settlement (Note 10)	-	(743,459)	-	(743,459)
Interest expense	(12,159)	(307,081)	(27,410)	(433,635)
Total Other Income/(Expense)	25,236	(1,088,528)	97,371	(1,150,761)
Income/(Loss) on Equity Method Investments	(1,579)	(1,726)	(1,579)	(1,702)
Net Income/(Loss)	$(2,065,397)	$(3,445,827)	$(3,739,693)	$(5,983,569)
Net Income/(Loss) Per Share (Basic and Diluted)	$(1.17)	$(6.76)	$(2.33)	$(21.46)
Weighted Average Common Shares Outstanding (Basic)	1,802,501	509,957	1,645,767	278,769
Weighted Average Common Shares Outstanding (Diluted)	1,802,501	509,957	1,645,767	278,769
Other Comprehensive Income/(Loss)
Foreign currency translation gain/(loss)	5,334	(522)	7,832	(2,234)
Net Comprehensive Income/(Loss)	$(2,060,063)	$(3,446,349)	$(3,731,861)	$(5,985,803)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

For the Three and Six Months Ended June 30, 2025

	Series A Preferred Stock		Series 1C		Common Stock		Additional Paid-In	Accumulated	Other Accumulated Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance at January 1, 2025	48,100	$5	815	$-	1,454,896	$145	$494,983,561	$(491,608,710)	$4,922	$3,379,923
Proceeds from sale on ATM facility	-	-	-	-	249,262	26	680,837	-	-	680,863
ATM facility costs	-	-	-	-	-	-	(22,943)	-	-	(22,943)
Share-based compensation	-	-	-	-	1,819	-	211,273	-	-	211,273
Net Loss	-	-	-	-	-	-	-	(1,674,296)	-	(1,674,296)
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	2,498	2,498
Balance at March 31, 2025	48,100	$5	815	$-	1,705,977	$171	$495,852,728	$(493,283,006)	$7,420	$2,577,318
Proceeds from sale on ATM facility	-	-	-	-	471,674	46	1,145,685	-	-	1,145,731
ATM facility costs	-	-	-	-	-	-	(45,838)	-	-	(45,838)
Proceeds from Public Offering										-
Common Stock (6/30 @ $1.25)	-	-	-	-	507,000	51	633,157	-	-	633,208
Prefunded warrants (6/30 @ $1.25)	-	-	-	-	-	-	355,722	-	-	355,722
Warrants (6/30 @ $0.75)	-	-	-	-	-	-	751,070	-	-	751,070
Public Offering Costs	-	-	-	-	-	-	(327,303)	-	-	(327,303)
Share-based compensation	-	-	-	-	-	-	404,219	-	-	404,219
Net Loss	-	-	-	-	-	-	-	(2,065,397)	-	(2,065,397)
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	5,334	5,334
Balance at June 30, 2025	48,100	$5	815	$-	2,684,651	$268	$498,769,440	$(495,348,403)	$12,754	$3,434,064

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

For the Three and Six Months Ended June 30, 2024

	Series A Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Other Accumulated Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance at January 1, 2024	48,100	$5	238,996	$24	$480,942,860	$(482,478,436)	$8,936	$(1,526,611)
Conversion of L1 Note into Common Stock	-	-	24,118	3	1,256,689	-	-	1,256,692
Exercise of prefunded warrants	-	-	7,152	7	(7)	-	-	-
Share-based compensation	-	-	-	-	259,234	-	-	259,234
Net Loss	-	-	-	-	-	(2,537,742)	-	(2,537,742)
Foreign Currency Translation Adjustment	-	-	-	-	-	-	(1,712)	(1,712)
Balance at March 31, 2024	48,100	$5	270,266	$34	$482,458,776	$(485,016,178)	$7,224	$(2,550,139)
Sale of common stock	-	-	151,795	15	5,087,829	-	-	5,087,844
Common stock offering costs					(632,604)			(632,604)
Exercise of prefunded warrants	-	-	211,623	15	(15)	-	-	-
Proceeds from sale on ATM facility	-	-	553,427	55	8,958,859	-	-	8,958,914
ATM facility costs					(617,694)			(617,694)
Common stock issued to settle liabilities	-	-	3,500	-	38,500	-	-	38,500
Warrant repurchase	-	-	-	-	(3,600,000)	-	-	(3,600,000)
Warrant settlement	-	-	-	-	743,459	-	-	743,459
Share-based compensation	-	-	800	-	170,749	-	-	170,749
Net Loss	-	-	-	-	-	(3,445,827)	-	(3,445,827)
Foreign Currency Translation Adjustment	-	-	-	-	-	-	(522)	(522)
Balance at June 30, 2024	48,100	$5	1,191,411	$119	$492,607,859	$(488,462,005)	$6,702	$4,152,680

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	June 30,
	2025	2024
Operating Activities:
Net income/(loss)	$(3,739,693)	$(5,983,569)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	34,352	39,408
Share-based compensation	615,492	444,924
Stock issued for services	—	38,500
Stock issued for warrant settlement	—	743,459
Operating lease asset amortization	265,343	234,818
Amortization of debt discount	2,780	64,017
Loss on equity method investment	1,579	1,702
Inventory reserve expense	(8,286)	(35,915)
Impairment loss	—	524,481
Gain on settlement of liability, net	(35,039)	—
Other	—	(14,941)
Changes in operating assets and liabilities:
Accounts receivable	(12,821)	(22,324)
Inventories	3,508	22,555
Prepaid expenses and other current assets	(134,099)	(109,774)
Accounts payable	138,146	77,903
Related party payable	—	1,538
Operating lease liabilities	(280,450)	(238,387)
Accrued interest	24,184	10,488
Accrued expenses	(236,540)	(645,348)
Net cash used in operating activities	(3,361,544)	(4,846,465)
Investing Activities:
Payments on purchase of assets	(2,515)	—
Net cash used in investing activities	(2,515)	—
Financing Activities:
Proceeds from bridge loans	—	1,153,750
Repayment of bridge loans	(22,335)	(560,756)
Proceeds from issuance of Common Stock	3,566,594	14,046,758
Financing issuance cost	(396,084)	(1,250,298)
Warrant repurchase	—	(3,600,000)
Payment of convertible notes and cash payable	—	(206,664)
Net cash provided by (used in) financing activities	3,148,175	9,582,790
Net change in cash and cash equivalents	(215,884)	4,736,325
Cash and cash equivalents at beginning of period	3,170,743	1,048,733
Cash and cash equivalents at end of period	$2,954,859	$5,785,058
Non-Cash Transactions:
Exercise of prefunded warrants	$—	$2,188
Non-cash conversions of convertible notes to equity	$—	$1,256,692
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$446	$258,000

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

On June 4, 2025, the Company filed a Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware to decrease the number of authorized shares of Common Stock from 500 million to 200 million at a par value of $0.0001.

NOTE 2. BASIS OF PRESENTATION

The accompanying, unaudited, condensed financial statements have been derived from the accounting records of the Company as of June 30, 2025, and December 31, 2024, and the results of operations for the three and six months ended June 30, 2025, and 2024.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were described in Note 2 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to our accounting policies as of June 30, 2025.

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

During the three months ended June 30, 2025 and 2024, the Company recognized product revenue of $16,961 and $27,743, respectively. During the six months ended June 30, 2025 and 2024, the Company recognized product revenue of $32,585 and $33,343, respectively.

Milestone and engineering revenue. Each milestone and engineering arrangement is a separate performance obligation. The transaction price is estimated using the most likely amount method and revenue is recognized as the performance obligation is satisfied through achieving manufacturing, cost, or engineering targets. No milestone and engineering revenue was recognized during the three and six months ended June 30, 2025 and 2024.

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

No government contract revenue was recognized during the three and six months ended June 30, 2025 and 2024.

Accounts Receivable. As of June 30, 2025, the Company had $12,821 in accounts receivable, net and no allowance for doubtful accounts. The Company had no accounts receivable, net balance and no allowance for doubtful accounts as of December 31, 2024.

Deferred revenue for the six months ended June 30, 2025 was as follows:

Balance as of January 1, 2025	$935
Additions	3,929
Recognized as revenue	(3,929)
Balance as of June 30, 2025	$935

Other Assets: Other assets is comprised of the following:

	June 30,	December 31,
	2025	2024
Lease security deposit	$625,000	$625,000
Spare machine parts	646,355	603,399
Total Other Assets	$1,271,355	$1,228,399

Earnings per Share: Earnings per share (“EPS”) are the amount of earnings attributable to each share of common stock. Basic EPS has been computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Income available to common stockholders has been computed by deducting dividends accumulated for the period on cumulative preferred stock (whether or not earned). Diluted earnings per share has been computed by dividing income available to common stockholders adjusted on an if-converted basis for the period by the weighted average number of common shares and potentially dilutive common share outstanding (which consist of warrants, options, restricted stock units and convertible securities using the if-converted or treasury stock method to the extent they are dilutive). Approximately 400,000 and 112,000 shares of dilutive shares were excluded from the three months period ended June 30, 2025 and 2024, respectively, EPS calculation as their impact is antidilutive. Approximately 708,000 and 76,000 shares of dilutive shares were excluded from the six months period ended June 30, 2025 and 2024, respectively, EPS calculation as their impact is antidilutive.

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

Reclassifications: Certain prior period balances have been reclassified to conform to current period presentation. Specifically, prior year issuance costs for sale of equity was disaggregated to conform to the current period presentation.

Recently Issued Accounting Policies

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures ("ASU 2024-03"). ASU 2024-03 requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for public entities for annual periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. Entities are permitted to early adopt. Management is evaluating the impact of this ASU on the Company's financial statements.

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

NOTE 4. LIQUIDITY, CONTINUED OPERATIONS, AND GOING CONCERN

The Company continued to enter into financing arrangements including the sale of common stock and Series 1C preferred stock during the year ended December 31, 2024 and into 2025 to fund operations.

The Company continues to build industrial scale production capabilities in its Thornton facility and focus on its research and development activities to improve its PV products. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented our strategy of selling high value PV products and manufacturing at full industrial scale. During the six months ended June 30, 2025, the Company used $3,361,544 in cash for operations.

Current committed product revenues are not anticipated to result in a positive cash flow position for the next twelve months and although the Company has, as of June 30, 2025, working capital of $1,385,596, Management does not believe cash liquidity is sufficient for the next twelve months and will require additional financing or committed purchase orders.

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

Upon designation as an asset held for sale, the Company recorded the carrying value of the property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and depreciation of the property ceases. As the estimated fair value of $221,519 and the price the Company sold the Assets for is less than their carrying value, the Company recorded an impairment loss of $524,481 on March 31, 2024. Upon completion of the sale, on April 1, 2024, the Company wrote off the remaining carrying value of the Assets and the payables to the Landlord.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

The following table summarizes property, plant and equipment as of June 30, 2025 and December 31, 2024:

	As of June 30,	As of December 31,
	2025	2024
Furniture, fixtures, computer hardware and computer software	$468,588	$468,588
Leasehold improvements	15,994	15,994
Manufacturing machinery and equipment	18,586,459	19,122,828
Manufacturing machinery and equipment, in progress	32,087	72,508
Depreciable property, plant and equipment	19,103,128	19,679,918
Less: Accumulated depreciation and amortization	(18,901,124)	(19,446,262)
Net property, plant and equipment	$202,004	$233,656

Depreciation expense for the three months ended June 30, 2025 and 2024 was $17,442 and $17,045, respectively. Depreciation expense for the six months ended June 30, 2025 and 2024 was $34,167 and $34,091, respectively. Depreciation expense is recorded under “Depreciation and amortization expense” in the unaudited Condensed Statements of Operations.

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

As of June 30, 2025 and December 31, 2024, assets and liabilities related to the Company’s leases were as follows:

	As of June 30,	As of December 31,
	2025	2024
Operating lease right-of-use assets, net	$1,615,029	$1,880,372
Current portion of operating lease liability	625,906	578,153
Non-current portion of operating lease liability	1,136,669	1,464,872

During the three months ended June 30, 2025 and 2024, the Company recorded operating lease expense included in selling, general and administrative expenses of $190,497 and $190,497, respectively. During the six months ended June 30, 2025 and 2024, the Company recorded operating lease expense included in selling, general and administrative expenses of $380,995 and $380,995, respectively.

Future maturities of the operating lease liability are as follows:

Remainder of 2025	$396,102
2026	815,969
2027	840,449
Total lease payments	2,052,520
Less amounts representing interest	(289,945)
Present value of lease liability	$1,762,575

The remaining weighted average lease term and discount rate of the operating leases is 30 months and 7.0%, respectively.

NOTE 8. INVENTORIES

Inventories, net of reserves, consisted of the following at June 30, 2025 and December 31, 2024:

	As of June 30,	As of December 31,
	2025	2024
Raw materials	$456,370	$453,103
Work in process	1,511	-
Finished goods	-	-
Total	$457,881	$453,103

NOTE 9. BRIDGE LOAN

	Principal Balance 1/1/2025	New loans	Principal Payments	Principal Balance 6/30/2025	Discount	Bridge Loan, net of discount
Bridge Loans	$22,335	$—	$(22,335)	$—	$—	$—

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

Loan 2 and all related interest payable was repaid in November 2024. The Company recognized interest expense of $273,157 and $360,039 during the three and six months ended June 30, 2024, respectively.

On April 1 and 2, 2024, the Company closed two loan agreements with a second lender ("Lender 2") for an aggregate principal amount of $180,800. These loans had an original issuance discount of $20,800 for net proceeds of $160,000. These loans matured on January 1, 2025 and the Company repaid all principal and interest due on these loans.

The Company recognized $17,962 in interest expense during the three and six months ended June 30, 2024.

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

The Convertible Notes could be converted, at the option of the Investors, into shares of the Company’s Common Stock at a conversion price, which is equal to the lower of (1) a 30% premium to the average of the five most recent daily volume weighted average price (“VWAPs”) of the Common Stock as measured on the day prior to the issuance of the Registered Advance Notes (the “Fixed Conversion Price”) and (2) 92.5% of the three lowest VWAPs of the Common Stock on the 10 trading days preceding delivery of a Conversion Notice by an Investor. The conversion price could not be less than $11,400 in accordance with the rules and regulations of Nasdaq.

The following table provides a summary of the activity of the Company's Convertible Notes:

	Principal Balance 1/1/2024	Notes converted	Notes paid	Net Principal Balance 6/30/2024
L1 Capital Global Opportunities Master Fund, Ltd	$406,667	$(400,000)	$(6,667)	$—

During the six months ended June 30, 2024, $400,000 of principal was converted for 6,184 shares of common stock. During the three months ended June 30, 2024 the Company had interest expense of $463, of which, $397 was due to accretion of discount on the note. During the six months ended June 30, 2024, the Company had interest expense of $463,397, of which, $19,260 was due to accretion of discount on the note. The note matured on June 19, 2024 and the Company paid the remaining principal and interest payable.

If the conversion price was less than the floor price, the Company recorded a Conversions Payable that represented the economic difference between the applicable conversion price of the Convertible Notes and floor price. This amount is payable either in shares valued as the VWAP on the conversion day or in cash. If the VWAP on the conversion day is less than the floor price, then the economic different between the conversion day VWAP and the floor price becomes payable in cash and was recorded as Cash payable. During the six months ended June 30, 2024, $1,279,782 of conversions payable was converted into 17,934 shares of common stock and $199,997 of Cash payable. The Cash payable was paid in April 2024.

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

The Series A Preferred Stock may be converted into shares of common stock at the option of the Company if the closing price of the common stock exceeds $23.2 billion, adjusted for reverse stock splits, for twenty consecutive trading days, or by the holder at any time. The Company has the right to redeem the Series A Preferred Stock at a price of $8.00 per share, plus any accrued and unpaid dividends, plus the make-whole amount (if applicable). At June 30, 2025, the preferred shares were not eligible for conversion to common shares at the option of the Company. The holder of the preferred shares may convert to common shares at any time. After making adjustment for the Company’s prior reverse stock splits, all 48,100 outstanding Series A preferred shares are convertible into less than one common share. Upon any conversion (whether at the option of the Company or the holder), the holder is entitled to receive any accrued but unpaid dividends.

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

As of June 30, 2025, there were 48,100 shares of Series A Preferred Stock outstanding and accrued and unpaid dividends of $587,354.

NOTE 12. SERIES 1C PREFERRED STOCK

On October 17, 2024, the Company entered into a securities purchase agreement with accredited investors for a convertible preferred stock financing for approximately $1.9 million of gross proceeds and will issue approximately 1,900 shares of Series 1C convertible preferred stock (“Series 1C Preferred Stock”) at a purchase price of $1,000 per share. Approximately 75% of these securities were purchased by officers, directors and advisory board members of the Company. Through June 30, 2025, the Company received approximately $815,000 of gross proceeds, and the Company expects to receive the remaining balance by September 30, 2025.

Holders of the Series 1C Preferred Stock are entitled to dividends on the per share stated value in the amount of 10% per annum, payable quarterly. The dividend rate increases to 15% if any of the Series 1C Preferred Stock remains outstanding on or after October 17, 2027. Unless the Company elects to pay dividends on the Series 1C Preferred Stock in cash, the Company will cumulate the dividends, in which case the accrued dividend amount shall be added to the stated value of each share of Series 1C Preferred Stock. The Company had accrued dividends of $135,528 as of June 30, 2025. The stated value was approximately $2,015,528 as of June 30, 2025.

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

NOTE 13. STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

At June 30, 2025, the Company had 200 million shares of common stock, $0.0001 par value (“Common Stock”), authorized for issuance. Each share of Common Stock has the right to one vote. As of June 30, 2025, the Company had 2,684,651 shares of Common Stock outstanding. The Company has not declared or paid any dividends related to the Common Stock during the six months ended June 30, 2025 and 2024.

Public Offering

On June 30, 2025, the Company closed a public offering (the “Offering”) and issued an aggregate of (i) 507,000 shares (the “Shares”) of common stock, par value $0.0001 per share, of the Company, (ii) 493,000 pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 493,000 shares of Common Stock (the “Pre-Funded Warrant Shares”), and (iii) 1,000,000 warrants to purchase up to 1,000,000 shares of Common Stock (“Warrants”). Each Share or Pre-Funded Warrant was sold together with one Warrant to purchase one share of Common Stock. The combined offering price for each Share and Warrant was $2.00, and the combined offering price for each Pre-Funded Warrant and accompanying Warrant was $1.9999, resulting in gross proceeds of approximately $2.0 million (net proceeds of approximately $1.6 million), of which, $260,000 was received on July 1, 2025. The Pre-Funded Warrants have an exercise price of $0.0001 per share, be exercisable immediately and will expire when exercised in full. Each Warrant has an exercise price of $2.00 per share and will be immediately exercisable. The Warrants will expire on the five-year anniversary of the date of issuance.

Pursuant to an engagement agreement (as amended, the “Engagement Agreement”) with H.C. Wainwright & Co., LLC (the “Placement Agent”), the Company paid the Placement Agent in connection with the Offering (i) a cash fee equal to 7.0% of the aggregate gross proceeds received in the Offering, (ii) a management fee equal to 1.0% of the aggregate gross proceeds received in the Offering, and (iii) reimbursement of up to $100,000 for legal fees and expenses and other out of pocket expenses. Also pursuant to the Engagement Agreement, the Company, in connection with the Offering, issued to the Placement Agent or its designees warrants (the “Placement Agent Warrants”) to purchase up to an aggregate of 70,000 shares of Common Stock (the “Placement Agent Warrant Shares”). The Placement Agent Warrants have an exercise price of $2.50 per share (which represents 125% of the combined public offering price per Share and accompanying Warrants), will expire on June 27, 2030, and will be exercisable upon issuance.

The $2.0 million was allocated between the Common Stock or Pre-Funded Warrants and Common Stock Warrants purchased based on the relative fair value of these instruments. The fair value of the Common Stocks or Pre-Funded Warrants was determined using the closing price of the stock at close of the Offering (Level 1 on the fair value hierarchy) and the fair value of the Warrants was determined using the Black Scholes model using the following inputs (Level 2 on the fair value hierarchy):

Inputs
Expected stock price volatility	156.5%
Dividend yield	0%
Risk-free interest rate	3.7%
Expected life of the options (in years)	2.5

Subsequent to June 30, 2025, 363,000 Pre-Funded Warrants were exercised and 130,000 Pre-Funded Warrants remain outstanding.

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

During the six months ended June 30, 2025, the Company sold 720,936 shares of common stock at an average price of $2.53 per share, resulting in aggregate gross proceeds of approximately $1.8 million.

Preferred Stock

At June 30, 2025, the Company had 25 million shares of preferred stock, $0.0001 par value, authorized for issuance. Preferred stock may be issued in classes or series. Designations, powers, preferences, rights, qualifications, limitations and restrictions are determined by the Company’s Board of Directors.

Warrants

As of June 30, 2025, there are approximately 1,706,000 outstanding warrants with exercise prices between $.0001 and $74,086 per share.

Series A Preferred Stock

Refer to Note 11 for information on Series A Preferred Stock.

Series 1C Preferred Stock

Refer to Note 12 for information on Series 1C Preferred Stock.

NOTE 14. SHARE-BASED COMPENSATION

In January 2024, the Company granted 4,590 shares of restricted stock units to employees and directors. One third of these shares vested on March 31, 2024. The remaining unvested shares vest pro rata on January 1, 2025 and January 1, 2026. The Company also granted members of our advisory board an aggregate of 200 shares of restricted stock units. The advisory shares originally vested pro rata on January 1, 2025 and January 1, 2026; however, were amended to vest pro rata on June 30, 2024 and January 1, 2025.

The Company had a total of 1,532 unvested units as of June 30, 2025 that are expected to vest in the future. Total unrecognized share-based compensation expense from the remaining unvested restricted stock as of June 30, 2025 was approximately $336,000 and is expected to be recognized over six months. The following table summarizes non-vested restricted stock and the related activity as of June 30, 2025:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2025	3,188	$250.32
Granted	-	-
Vested	(1,646)	244.51
Forfeited	(10)	-
Non-vested at June 30, 2025	1,532	$231.59

The fair values of the respective vesting dates of RSUs were approximately $5,096 and $61,563 for the six months ended June 30, 2025 and 2024, respectively.

In August 2024, the Company granted 124,850 stock options expiring 10 years from the date of grant to employees, directors, and advisory board members. One third of these options vested on September 15, 2024. The remaining unvested options vest pro rata on August 21, 2025 and August 21, 2026.

The weighted average remaining contractual term for these options at June 30, 2025, was approximately 9.2 years. Based on the Black-Scholes option pricing model, the options estimated weighted average fair values at the date of grant of $4.15 per share. The fair values were estimated using the following weighted average assumptions:

Inputs
Expected stock price volatility	188.87%
Dividend yield	0%
Risk-free interest rate	3.64%
Expected life of the options (in years)	5.5

In June 2025, the Company granted 506,000 stock options terminating 10 years from the date of grant to employees, directors, and advisory board members. One third of these options vested on June 20, 2025. The remaining unvested options vest pro rata on May 28, 2026 and May 29, 2027.

The weighted average remaining contractual term for these options at June 30, 2025, was approximately 9.9 years. Based on the Black-Scholes option pricing model, the options estimated weighted average fair values at the date of grant of $1.63 per share. The fair values were estimated using the following weighted average assumptions:

Inputs
Expected stock price volatility	83.75%
Dividend yield	0%
Risk-free interest rate	4.01%
Expected life of the options (in years)	5.5

The Company had a total of 420,550 unvested options as of June 30, 2025 that are expected to vest in the future. Total unrecognized share based compensation expense from the remaining unvested options as of June 30, 2025 was approximately $602,500 and is expected to be recognized over approximately 1.9 years. The Company had approximately 210,300 exercisable options as of June 30, 2025. The following table summarizes options activity as of June 30, 2025:

	Shares	Weighted Average Exercise Price
Stock Options Outstanding at January 1, 2025	124,850	$4.15
Granted	506,000	1.63
Exercised	-	-
Forfeited / Expired	(1,170)	4.15
Stock Options Outstanding at June 30, 2025	629,680	$2.13

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

For the six months ended June 30, 2025, we generated $32,585 of total revenue. As of June 30, 2025, we had an accumulated deficit of $495,348,403.

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
•
Our ability to enter into commercially viable licensing, joint venture, or other commercial arrangements; and
•
Availability of raw materials.

Basis of Presentation: The accompanying unaudited condensed financial statements have been derived from the accounting records of Ascent Solar Technologies, Inc. as of June 30, 2025 and December 31, 2024, and the results of operations for the three and six months ended June 30, 2025 and 2024.

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

The Company’s significant accounting policies were described in Note 2 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to our accounting policies as of June 30, 2025.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

	Three Months Ended June 30,
	2025	2024	$ Change
Revenues
Products	$16,961	$27,743	$(10,782)

Costs and Expenses
Cost of Revenue	28,608	61,524	(32,916)
Research, development and manufacturing operations	622,921	506,001	116,920
Selling, general and administrative	1,032,825	1,611,438	(578,613)
Share-based compensation	404,219	185,702	218,517
Depreciation and amortization	17,442	18,651	(1,209)
Total Costs and Expenses	2,106,015	2,383,316	(277,301)
Loss From Operations	(2,089,054)	(2,355,573)	266,519

Other Income/(Expense)
Other income/(expense), net	37,395	(37,988)	75,383
Warrant settlement	-	(743,459)	743,459
Interest Expense	(12,159)	(307,081)	294,922
Total Other Income/(Expense)	25,236	(1,088,528)	1,113,764
Income/(Loss) on Equity Method Investments	(1,579)	(1,726)	147
Net (Loss)/Income	$(2,065,397)	$(3,445,827)	$1,380,430

Total Revenues. Our total revenues decreased by $10,782, or 39%, for the three months ended June 30, 2025 when compared to the same period in 2024. This is primarily due to smaller orders in the current period compared to prior period.

Cost of revenue. Cost of revenues is primarily comprised of repair and maintenance, material costs, and direct labor and overhead expenses. Our Cost of revenues decreased by $32,916, or 54%, for the three months ended June 30, 2025 when compared to the same period in 2024. This decrease is primarily due to the decrease in sales.

Research, development and manufacturing operations. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. Research, development and manufacturing operations costs also include costs related to technology development. Research, development and manufacturing operations costs increased by $116,920, or 23%, for the three months ended June 30, 2025 when compared to the same period in 2024. This is primarily due to an increase in research and development cost as the Company continued to focused on product and technology improvements in the current period.

Selling, general and administrative. Selling, general and administrative expenses decreased by $578,613, or 36% for the three months ended June 30, 2025 compared to the same period in 2024. This decrease is primarily due to lower personnel and professional service costs incurred in the current period compared to the prior period.

Share-based compensation. Share-based compensation expense increased by $218,517 or 118% for the three months ended June 30, 2025 when compared to the same period in 2024. The increase is primarily due to Company's option grant to employees, directors, and advisory board in August 2024 and June 2025, partially offset by less RSU expenses in current period.

Other Income/Expense. Other income was $25,236 for the three months ended June 30, 2025, compared to other expense of $1,088,528 for the same period in 2024, an increase of $1,113,764. The increase is due primarily to a decrease in interest expense resulting from the conversions and payoff of the December 2022 convertible debt and bridge loans and other income recognized during 2025. The Company also recognized warrant settlement expense to terminate warrant agreements with certain investors in 2024.

Net Loss. Our Net Loss decreased by $1,380,430, or 40%, for the three months ended June 30, 2025 compared to the same period in 2024 due primarily to the items mentioned above.

Comparison of the Six Months Ended June 30, 2025 and 2024

	Six Months Ended June 30,
	2025	2024	$ Change
Revenues
Product Revenue	$32,585	$33,343	$(758)

Costs and Expenses
Cost of Revenue	52,723	70,912	(18,189)
Research, development and manufacturing operations	1,174,593	1,113,231	61,362
Selling, general and administrative	1,990,676	2,671,489	(680,813)
Share-based compensation	615,726	444,928	170,798
Depreciation and amortization	34,352	39,408	(5,056)
Impairment loss	-	524,481	(524,481)
Total Costs and Expenses	3,868,070	4,864,449	(996,379)
Loss From Operations	(3,835,485)	(4,831,106)	995,621

Other Income/(Expense)
Other Income/(Expense), net	124,781	26,333	98,448
Warrant settlement	-	(743,459)	743,459
Interest Expense	(27,410)	(433,635)	406,225
Total Other Income/(Expense)	97,371	(1,150,761)	1,248,132
Income/(Loss) on Equity Method Investments	(1,579)	(1,702)	123
Net (Loss)/Income	$(3,739,693)	$(5,983,569)	$2,243,876

Total Revenues. Our total revenues decreased by $758, or 2%, for the six months ended June 30, 2025 when compared to the same period in 2024. This is primarily due to smaller orders in the current period compared to prior period.

Cost of revenue. Cost of revenues is primarily comprised of repair and maintenance, material costs, and direct labor and overhead expenses. Our Cost of revenues decreased by $18,189, or 26%, for the six months ended June 30, 2025 when compared to the same period in 2024. This decrease is primarily due to the decrease in sales.

Research, development and manufacturing operations. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. Research, development and manufacturing operations costs also include costs related to technology development. Research, development and manufacturing operations costs increased by $61,362, or 6%, for the six months ended June 30, 2025 when compared to the same period in 2024. This is primarily due to a increase in research and development cost as the Company continued to focused on product and technology improvements in the current period.

Selling, general and administrative. Selling, general and administrative expenses decreased by $680,813, or 25% for the six months ended June 30, 2025 compared to the same period in 2024. This decrease is primarily due to lower personnel and professional service costs incurred in the current period compared to the prior period.

Share-based compensation. Share-based compensation expense increased by $170,798 or 38% for the six months ended June 30, 2025 when compared to the same period in 2024. The increase is primarily due to Company's option grant to employees, directors, and advisory board in August 2024 and June 2025, partially offset by less RSU expenses in current period.

Other Income/Expense. Other income was $97,371 for the six months ended June 30, 2025, compared to other expense of $1,150,761 for the same period in 2024, an increase of $1,248,132. The increase is due primarily to a decrease in interest expense resulting from the conversions and payoff of the December 2022 convertible debt and bridge loans and other income recognized during 2025. The Company also recognized warrant settlement expense to terminate warrant agreements with certain investors in 2024.

Net Loss. Our Net Loss decreased by $2,243,876, or 38%, for the six months ended June 30, 2025 compared to the same period in 2024 due primarily to the items mentioned above.

Liquidity and Capital Resources

The Company continues to build industrial scale production capabilities in its Thornton facility and focus on its research and development activities to improve its PV products. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented its strategy of selling high value PV products and manufacturing at full industrial scale. During the six months ended June 30, 2025 the Company used $3,361,544 in cash for operations.

Additionally, projected total revenues are not anticipated to result in a positive cash flow position for the year overall and, as of June 30, 2025, while the Company has working capital of $1,385,596, Management believes that additional financing will be required for the Company to reach a level of sufficient sales to achieve profitability.

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

Statements of Cash Flows Comparison of the six months ended June 30, 2025 and 2024

For the six months ended June 30, 2025, our cash used in operations was $3,361,544 compared to $4,846,465 for the six months ended June 30, 2024, a decrease of $1,484,921. This decrease is due primarily to timing of cash outflows. The six months ended June 30, 2025 net cash used in operations of $3,361,544 were primarily funded from 2024 and 2025 financing agreements. During six months ended June 30, 2024, the Company was raising capital, deferred payments, and resumed payments after raising capital. For the six months ended June 30, 2025, cash used in investing activities was $2,515 compared to $0 used in investing activities for the six months ended June 30, 2024. For the six months ended June 30, 2025, our cash provided by financing activities was $3,148,175 compared to $9,582,790 for the six months ended June 30, 2024, a decrease of $6,434,615. Cash provided by financing activities in 2025 was primarily derived from the ATM agreement and public offering partially offset by the bridge loan repayments. During the six months ended June 30, 2024, cash provided by financing activities was primarily derived from public offering, a series of bridge loans, and common stock sales from our ATM agreement partially offset by the loan repayments, warrant repurchase, and repayment of conversions payables associated with a December 2022 offering.

Off Balance Sheet Transactions

As of June 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

We hold no significant funds and have no significant future obligations denominated in foreign currencies as of June 30, 2025.

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our cash equivalents and investment portfolio. As of June 30, 2025, our cash equivalents consisted of operating accounts held with financial institutions and investments in money market funds. From time to time, we hold restricted funds, money market funds, investments in U.S. government securities and high-quality corporate securities. The primary objective of our investment activities is to preserve principal and provide liquidity on demand, while at the same time maximizing the income we receive from our investments without significantly increasing risk. The direct risk to us associated with fluctuating interest rates is limited to our investment portfolio, and we do not believe a change in interest rates will have a significant impact on our financial position, results of operations, or cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Our management conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of June 30, 2025. Based on this evaluation, our management concluded the design and operation of our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the six months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Except as discussed in Note 15 to the financial statements, there were no events required to be reported under Item 1 for the six months ended June 30, 2025, within Part II, Item 1 of this report.

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

Upon completion of the Series 1C Preferred Stock funding, executive officers, directors, and advisory board members hold an aggregate of approximately 1,900 shares of Series 1C Preferred Stock. The Series 1C Preferred Stock is entitled to vote along with our common stock on an as-converted to common basis. As of August 12, 2025, the shares of Series 1C Preferred Stock owned by such executive officers, directors and advisors (after giving effect to the 4.99% maximum percentage conversion limitations contained in the Series 1C Preferred Stock terms) would be entitled to cast, in the aggregate, approximately 11.4% votes on any matter to be considered by stockholders for approval at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting), based upon approximately 3,047,658 shares of common stock currently outstanding. These executive officers, directors, and advisors, therefore, will, for the foreseeable future, have significant influence over our management and affairs, and will be able to significantly influence all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or sales of our Company or assets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the six months ended June 30, 2025.

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

During the three months ended June 30, 2025, none of our directors or executive officers had a Rule 10b5-1 plan in effect.

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

3.4

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated August 26, 2014. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed September 2, 2014)

3.5

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated October 27, 2014 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated October 28, 2014)

3.6

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated December 22, 2014. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated December 23, 2014)

3.7

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated May 26, 2016 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed June 2, 2016)

3.8

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated September 15, 2016 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed September 16, 2016)

3.9

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated March 16, 2017 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed March 17, 2017)

3.10

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated July 19, 2018 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed July 23, 2018)

3.11

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated September 23, 2021 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed September 24, 2021)

3.12

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated January 27, 2022 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed February 2, 2022)

3.13

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated September 8, 2023 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on September 15, 2023)

3.14

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company dated August 13, 2024 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on August 19, 2024)

3.15

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated June 4, 2025. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed June 4, 2025)

3.16	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on February 17, 2009)

3.17	First Amendment to Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)

3.18	Second Amendment to Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed January 25, 2013)

3.19	Third Amendment to Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed December 18, 2015)

3.20	Fourth Amendment to Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed March 13, 2025)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form SB-2/A filed on June 6, 2006 (Reg. No. 333-131216))

4.2	Certificate of Designations of Series A Preferred Stock (filed as Exhibit 4.2 to our Registration Statement on Form S-3 filed July 1, 2013 (Reg. No. 333-189739))

4.3	Certificate of Designation of Series Z Preferred Stock dated June 20, 2024 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 21, 2024)

4.4

Certificate of Designations of Rights and Preferences of Series 1C Convertible Preferred Stock dated October 17, 2024 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on October 23, 2024)

4.5	Description of Securities (incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K filed March 31, 2025)

4.6	Form of 2023 Common Warrant (incorporated by reference to Exhibit 4.4 filed with Amendment No. 3 to the Company’s Registration on Form S-1 (File no. 333-274231))

4.7	Form of 2023 Prefunded Warrant (incorporated by reference to Exhibit 4.6 filed with Amendment No. 3 to the Company’s Registration on Form S-1 (File no. 333-274231))

4.8	Form of 2023 Placement Agent Warrant (incorporated by reference to Exhibit 4.5 filed with Amendment No. 3 to the Company’s Registration on Form S-1 (File no. 333-274231))

4.9	Form of 2023 Common Warrant Agency Agreement (incorporated by reference to Exhibit 4.7 filed with Amendment No. 3 to the Company’s Registration on Form S-1 (File no. 333-274231))

4.10	Form of 2023 Prefunded Warrant Agency Agreement (incorporated by reference to Exhibit 4.8 filed with Amendment No. 3 to the Company’s Registration on Form S-1 (File no. 333-274231))

4.11	Form of 2023 Securities Purchase Agreement (incorporated by reference to Exhibit 4.9 filed with Amendment No. 3 to the Company’s Registration on Form S-1 (File no. 333-274231))

4.12	Form of 2024 Placement Agent’s Warrant (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-1 (File no. 333-277070) Amendment No. 3 filed on April 9, 2024).

4.13	Form of 2024 Pre-Funded Warrant (incorporated by reference to Exhibit 4.6 to our Registration Statement on Form S-1 (File no. 333-277070) Amendment No. 1 filed on February 23, 2024)

4.14

Form of 2024 Pre-Funded Warrant Agency Agreement (incorporated by reference to Exhibit 4.8 filed with Amendment No. 1 to the Company’s Registration on Form S-1 (File no. 333-277070) filed on February 23, 2024)

4.15

Form of 2024 Common Stock Warrants issued to extend the Warrant Repurchase Agreements (incorporated by reference to Exhibit 4.13 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024)

4.16	Form of 2025 Common Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on June 30, 2025)

4.17	Form of 2025 Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on June 30, 2025)

4.18	Form of 2025 Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on June 30, 2025)

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

10.8†	Seventh Amended and Restated 2005 Stock Option Plan (incorporated by reference to Annex B of our definitive proxy statement dated April 22, 2016)

10.9†	Seventh Amended and Restated 2008 Restricted Stock Plan Stock Option Plan (incorporated by reference to Annex A of our definitive proxy statement dated April 22, 2016)

10.10+	Industrial Lease for 12300 Grant Street, Thornton, Colorado dated September 21, 2020 (incorporated by reference to Exhibit 10.50 to our Annual Report on Form 10-K filed January 29, 2021)

10.11+	Long-Term Supply and Joint Development Agreement dated September 15, 2021 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021)

10.12	Asset Purchase Agreement, dated as of April 17, 2023 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on April 21, 2023)

10.13	Transition Services Agreement, dated as of April 17, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 21, 2023)

10.14	Sublease Agreement, dated as of April 17, 2023 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 21, 2023)

10.15	Technology License Agreement, dated as of April 17, 2023 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 21, 2023)

10.16	Letter Agreement, dated as of April 20, 2023 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on April 21, 2023)

10.17†	CEO Employment Agreement between the Company and Paul Warley dated as of May 1, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 3, 2023)

10.18	2024 Placement Agent Agreement (incorporated by reference to Exhibit 1.1 filed with Amendment No. 3 to the Company’s Registration on Form S-1 (File no. 333-274231))

10.19†	Employment Agreement between the Company and Bobby Gulati dated as of October 19, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 23, 2023)

10.20†	Employment Agreement between the Company and Jin Jo dated as of October 19, 2023 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 23, 2023)

10.21†	Ascent Solar 2023 Equity Incentive Plan (as amended through May 29, 2025) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 29, 2025)

10.22	Warrant Repurchase Agreement dated March 6, 2024 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 7, 2024)

10.23	Warrant Repurchase Agreement dated March 7, 2024 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 7, 2024)

10.24	Cedar Loan Agreement dated April 17, 2024 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 18, 2024)

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

10.27	Form of Series 1C Convertible Preferred Stock Securities Purchase Agreement dated October 17, 2024 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 7, 2024)

10.28	Form of 2025 Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 30, 2025)

19.1	Ascent Solar Insider Trading Policy (incorporated by reference to Exhibit 19.1 to our Annual Report on Form 10-K filed March 31, 2025)

31.1*	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

97	Ascent Solar Technologies, Inc. Rule 10D-1 Clawback Policy (incorporated by reference to Exhibit 97 to our Annual Report on Form 10-K filed on February 21, 2024)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

CTR	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†	Denotes management contract or compensatory plan or arrangement.

+

Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

ASCENT SOLAR TECHNOLOGIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of August, 2025.

August 12, 2025	By:	/s/ PAUL WARLEY
Paul Warley Chief Executive Officer (Principal Executive Officer)

August 12, 2025	By:	/s/ JIN JO
Jin Jo Chief Financial Officer (Principal Financial and Accounting Officer)