Form 10-Q
period 2025-09-30
Ascent Solar Technologies, Inc.
filed 2025-11-10
CIK 1350102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 10, 2025, there were 3,479,149 shares of our common stock issued and outstanding.

ASCENT SOLAR TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2025

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

References to “we,” “us,” “our,” “Ascent,” “Ascent Solar” or the “Company” in this Quarterly Report mean Ascent Solar Technologies, Inc.

ASCENT SOLAR TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

CONDENSED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$2,094,018	$3,170,743
Trade receivables, net of allowance of $0 and $0, respectively	-	-
Inventories, net	442,413	453,103
Prepaid and other current assets	120,255	89,472
Total current assets	2,656,686	3,713,318

Property, Plant and Equipment:	19,132,627	19,679,918
Accumulated depreciation	(18,921,407)	(19,446,262)
Property, Plant and Equipment, net	211,220	233,656

Other Assets:
Operating lease right-of-use assets, net	1,475,952	1,880,372
Patents, net of accumulated amortization of $140,847 and $137,114 respectively	9,473	28,494
Equity method investment	69,060	62,187
Other investment	75,000	-
Other non-current assets	1,271,355	1,228,399
	2,900,840	3,199,452
Total Assets	$5,768,746	$7,146,426
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$404,406	$449,437
Related party payables	11,538	5,769
Accrued expenses	214,027	246,159
Accrued payroll	260,073	192,856
Accrued professional services fees	9,450	222,704
Accrued interest	602,249	565,773
Current portion of operating lease liability	650,872	578,153
Bridge loan	-	19,555
Total current liabilities	2,152,615	2,280,406
Long-Term Liabilities:
Non-current operating lease liabilities	965,073	1,464,872
Accrued warranty liability	-	21,225
Total liabilities	3,117,688	3,766,503
Commitments and contingencies (Note 16)
Stockholders’ Equity (Deficit):
Series A preferred stock, $.0001 par value; 750,000 shares authorized; 48,100 and 48,100 shares issued and outstanding, respectively ($984,447 and $947,971 Liquidation Preference, respectively)	5	5
Common stock, $0.0001 par value, 200,000,000 authorized; 3,479,149 and 1,454,896 shares issued and outstanding, respectively	348	145
Additional paid in capital	500,007,999	494,983,561
Accumulated deficit	(497,370,043)	(491,608,710)
Accumulated other comprehensive loss	12,749	4,922
Total stockholders’ equity	2,651,058	3,379,923
Total Liabilities and Stockholders’ Equity	$5,768,746	$7,146,426

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Products	$28,549	$8,550	$61,134	$41,893
Costs and Expenses
Costs of revenue	88,991	76,796	141,715	147,708
Research, development and manufacturing operations	620,572	603,534	1,795,163	1,716,766
Selling, general and administrative	1,003,396	1,216,976	2,994,072	3,888,455
Share-based compensation	259,442	354,410	875,168	799,345
Depreciation and amortization	23,831	17,730	58,184	57,139
Impairment loss	-	-	-	524,481
Total Costs and Expenses	1,996,232	2,269,446	5,864,302	7,133,894
Loss from Operations	(1,967,683)	(2,260,896)	(5,803,168)	(7,092,001)
Other Income/(Expense)
Other income/(expense), net	(42,290)	742,162	82,491	768,496
Warrant settlement (Note 11)	-	-	-	(743,462)
Interest expense	(12,292)	(170,838)	(39,702)	(604,473)
Total Other Income/(Expense)	(54,582)	571,324	42,789	(579,439)
Income/(Loss) on Equity Method Investments	625	(1,295)	(954)	(2,996)
Net Income/(Loss)	$(2,021,640)	$(1,690,867)	$(5,761,333)	$(7,674,436)
Net Income/(Loss) Per Share (Basic and Diluted)	$(0.62)	$(1.37)	$(2.69)	$(10.46)
Weighted Average Common Shares Outstanding (Basic)	3,163,703	1,232,242	2,157,306	733,855
Weighted Average Common Shares Outstanding (Diluted)	3,163,703	1,232,242	2,157,306	733,855
Other Comprehensive Income/(Loss)
Foreign currency translation gain/(loss)	(5)	2,774	7,827	540
Net Comprehensive Income/(Loss)	$(2,021,645)	$(1,688,093)	$(5,753,506)	$(7,673,896)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

For the Three and Nine Months Ended September 30, 2025

	Series A Preferred Stock		Series 1C		Common Stock		Additional Paid-In	Accumulated	Other Accumulated Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance at January 1, 2025	48,100	$5	815	$-	1,454,896	$145	$494,983,561	$(491,608,710)	$4,922	$3,379,923
Proceeds from sale on ATM facility	-	-	-	-	720,936	72	1,826,522	-	-	1,826,594
ATM facility costs	-	-	-	-	-	-	(68,781)	-	-	(68,781)
Proceeds from Public Offering
Common Stock (6/30 @ $1.25)	-	-	-	-	507,000	51	633,157	-	-	633,208
Prefunded warrants (6/30 @ $1.25)	-	-	-	-	-	-	355,722	-	-	355,722
Warrants (6/30 @ $0.75)	-	-	-	-	-	-	751,070	-	-	751,070
Public Offering Costs	-	-	-	-	-	-	(327,303)	-	-	(327,303)
Share-based compensation	-	-	-	-	1,819	-	615,492	-	-	615,492
Net Loss	-	-	-	-	-	-	-	(3,739,693)	-	(3,739,693)
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	7,832	7,832
Balance at June 30, 2025	48,100	$5	815	$-	2,684,651	$268	$498,769,440	$(495,348,403)	$12,754	$3,434,064
Proceeds from sale on ATM facility	-	-	-	-	301,498	30	743,578	-	-	743,608
ATM facility costs	-	-	-	-	-	-	(24,411)	-	-	(24,411)
Proceeds from sale of prefunded warrants (6/30 @ $1.25)	-	-	-	-	-	-	260,000	-	-	260,000
Exercise of prefunded warrants	-	-	-	-	493,000	50	(50)	-	-	-
Share-based compensation	-	-	-	-	-	-	259,442	-	-	259,442
Net Loss	-	-	-	-	-	-	-	(2,021,640)	-	(2,021,640)
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	(5)	(5)
Balance at September 30, 2025	48,100	$5	815	$-	3,479,149	$348	$500,007,999	$(497,370,043)	$12,749	$2,651,058

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

For the Three and Nine Months Ended September 30, 2024

	Series A Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Other Accumulated Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance at January 1, 2024	48,100	$5	238,996	$24	$480,942,860	$(482,478,436)	$8,936	$(1,526,611)
Conversion of L1 Note into Common Stock	-	-	24,118	3	1,256,689	-	-	1,256,692
Sale of common stock	-	-	151,795	15	5,087,829	-	-	5,087,844
Common stock offering costs					(632,604)			(632,604)
Exercise of prefunded warrants	-	-	218,775	22	(22)	-	-	-
Proceeds from sale on ATM facility	-	-	553,427	55	8,958,859	-	-	8,958,914
ATM facility costs	-	-	-	-	(617,694)	-	-	(617,694)
Common stock issued to settle liabilities	-	-	3,500	-	38,500	-	-	38,500
Warrant repurchase	-	-	-	-	(3,600,000)	-	-	(3,600,000)
Warrant settlement	-	-	-	-	743,459	-	-	743,459
Share-based compensation	-	-	800	-	429,983	-	-	429,983
Net Loss	-	-	-	-	-	(5,983,569)	-	(5,983,569)
Foreign Currency Translation Adjustment	-	-	-	-	-	-	(2,234)	(2,234)
Balance at June 30, 2024	48,100	$5	1,191,411	$119	$492,607,859	$(488,462,005)	$6,702	$4,152,680
Share-based compensation	-	-	15	-	354,395	-	-	354,395
Proceeds from sale on ATM facility	-	-	84,003	9	542,835	-	-	542,844
ATM facility costs	-	-	-	-	(36,194)	-	-	(36,194)
Net Loss	-	-	-	-	-	(1,690,867)	-	(1,690,867)
Foreign Currency Translation Adjustment	-	-	-	-	-	-	2,774	2,774
Balance at September 30, 2024	48,100	$5	1,275,429	$128	$493,468,895	$(490,152,872)	$9,476	$3,325,632

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended
	September 30,
	2025	2024
Operating Activities:
Net income/(loss)	$(5,761,333)	$(7,674,436)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	58,184	57,139
Share-based compensation	874,934	799,327
Stock issued for services	—	38,500
Stock issued for warrant settlement	—	743,459
Operating lease asset amortization	404,420	357,671
Amortization of debt discount	2,780	86,057
Loss on equity method investment	954	2,996
Inventory reserve expense	(7,592)	(35,173)
Impairment loss	—	524,481
Gain on settlement of liability, net	(35,039)	(165,548)
Gain on Swiss liabilities (Note 5)	—	(541,021)
Other	15,288	(14,949)
Changes in operating assets and liabilities:
Accounts receivable	—	(4,275)
Inventories	18,282	24,773
Prepaid expenses and other current assets	(73,739)	(92,642)
Accounts payable	(9,992)	(129,396)
Related party payable	5,769	7,308
Operating lease liabilities	(427,080)	(363,025)
Accrued interest	36,476	19,335
Accrued expenses	(199,394)	(537,740)
Net cash used in operating activities	(5,097,082)	(6,897,159)
Investing Activities:
Purchase of fixed assets	(32,015)	(421)
Purchase of cost investment	(75,000)	—
Net cash used in investing activities	(107,015)	(421)
Financing Activities:
Proceeds from bridge loans	—	1,153,750
Repayment of bridge loans	(22,335)	(904,803)
Proceeds from issuance of Common Stock	4,570,202	14,589,602
Financing issuance cost	(420,495)	(1,286,492)
Warrant repurchase	—	(3,600,000)
Payment of convertible notes and cash payable	—	(381,664)
Net cash provided by (used in) financing activities	4,127,372	9,570,393
Net change in cash and cash equivalents	(1,076,725)	2,672,813
Cash and cash equivalents at beginning of period	3,170,743	1,048,733
Cash and cash equivalents at end of period	$2,094,018	$3,721,546
Non-Cash Transactions:
Exercise of prefunded warrants	$50	$22
Non-cash conversions of convertible notes to equity	$—	$1,256,692
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$446	$398,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION

Ascent Solar Technologies, Inc. (the “Company") is focusing on integrating its photovoltaic ("PV") products into scalable and high value markets such as space power beaming, aerospace, satellites, near earth orbiting vehicles, fixed wing unmanned aerial vehicles (“UAV”), aquatic terrestrial, and agrivoltaics. The value proposition of Ascent’s proprietary solar technology not only aligns with the needs of customers in these industries, but also overcomes many of the obstacles other solar technologies face in these unique markets. Ascent has the capability to design and develop finished products for end users in these areas as well as collaborate with strategic partners to design and develop custom integrated solutions for products like satellites, spacecraft, airships and fixed-wing UAVs. Ascent sees significant overlap of the needs of end users across some of these industries and can achieve economies of scale in sourcing, development, and production in commercializing products for these customers.

On June 4, 2025, the Company filed a Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware to decrease the number of authorized shares of Common Stock from 500 million to 200 million at a par value of $0.0001.

NOTE 2. BASIS OF PRESENTATION

The accompanying, unaudited, condensed financial statements have been derived from the accounting records of the Company as of September 30, 2025, and December 31, 2024, and the results of operations for the three and nine months ended September 30, 2025, and 2024.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were described in Note 2 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to our accounting policies as of September 30, 2025.

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

During the three months ended September 30, 2025 and 2024, the Company recognized product revenue of $28,549 and $8,550, respectively. During the nine months ended September 30, 2025 and 2024, the Company recognized product revenue of $61,134 and $41,893, respectively.

Milestone and engineering revenue. Each milestone and engineering arrangement is a separate performance obligation. The transaction price is estimated using the most likely amount method and revenue is recognized as the performance obligation is satisfied through achieving manufacturing, cost, or engineering targets. No milestone and engineering revenue was recognized during the three and nine months ended September 30, 2025 and 2024.

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

No government contract revenue was recognized during the three and nine months ended September 30, 2025 and 2024.

Accounts Receivable. As of September 30, 2025, the Company had $0 in accounts receivable, net and no allowance for doubtful accounts. The Company had no accounts receivable, net balance and no allowance for doubtful accounts as of December 31, 2024.

Deferred revenue for the nine months ended September 30, 2025 was as follows:

Balance as of January 1, 2025	$935
Additions	40,764
Recognized as revenue	(3,929)
Balance as of September 30, 2025	$37,770

Other Investment: The Company accounts for its investments without a readily determinable fair value that does not qualify for measurement at net asset value as a practical expedient at its cost minus impairment, if any. If the Company identifies observable price changes in orderly transactions for the identical or a similar investment of the same issuer, the Company will measure the equity security at fair value as of the date that the observable transaction occurred. The Company reassesses at each reporting period whether the equity investment without a readily determinable fair value continues to qualify to be measured at cost.

As of September 30, 2025, the Company invested $75,000 in a company without a readily determinable value and will make an additional $200,000 investment in four installment payments of $50,000 each payable on or before January 15, 2026, March 15, 2026, May 15, 2026, and July 15, 2026.

Other Assets: Other assets is comprised of the following:

	September 30,	December 31,
	2025	2024
Lease security deposit	$625,000	$625,000
Spare machine parts	646,355	603,399
Total Other Assets	$1,271,355	$1,228,399

Other Income/(Expense), net: Other income/(expense), net is comprised as follows:

	Three months ended
	September 30, 2025	September 30, 2024
Gain on settlement of liabilities	$-	$165,548
Swiss liabilities (Note 5)	-	541,021
Interest income	18,980	35,593
Other	(61,270)	-
Total Other Income/(Expense), net	$(42,290)	$742,162

	Nine months ended
	September 30, 2025	September 30, 2024
Gain on settlement of liabilities	$35,039	$165,548
Swiss liabilities (Note 5)	-	541,021
Interest income	48,597	35,593
Other	(1,145)	26,334
Total Other Income/(Expense), net	$82,491	$768,496

Earnings per Share: Earnings per share (“EPS”) are the amount of earnings attributable to each share of common stock. Basic EPS has been computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Income available to common stockholders has been computed by deducting dividends accumulated for the period on cumulative preferred stock (whether or not earned). Diluted earnings per share has been computed by dividing income available to common stockholders adjusted on an if-converted basis for the period by the weighted average number of common shares and potentially dilutive common share outstanding (which consist of warrants, options, restricted stock units and convertible securities using the if-converted or treasury stock method to the extent they are dilutive). Approximately 2,226,000 and 202,000 shares of dilutive shares were excluded from the three months period ended September 30, 2025 and 2024, respectively, EPS calculation as their impact is antidilutive. Approximately 1,225,000 and 128,000 shares of dilutive shares were excluded from the nine months period ended September 30, 2025 and 2024, respectively, EPS calculation as their impact is antidilutive.

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

The Company continues to build industrial scale production capabilities in its Thornton facility and focus on its research and development activities to improve its PV products. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented our strategy of selling high value PV products and manufacturing at full industrial scale. During the nine months ended September 30, 2025, the Company used $5,097,082 in cash for operations.

Current committed product revenues are not anticipated to result in a positive cash flow position for the next twelve months and although the Company has, as of September 30, 2025, working capital of $504,071, Management does not believe cash liquidity is sufficient for the next twelve months and will require additional financing or committed purchase orders.

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

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

The following table summarizes property, plant and equipment as of September 30, 2025 and December 31, 2024:

	As of September 30,	As of December 31,
	2025	2024
Furniture, fixtures, computer hardware and computer software	$492,210	$468,588
Leasehold improvements	15,994	15,994
Manufacturing machinery and equipment	18,592,336	19,122,828
Manufacturing machinery and equipment, in progress	32,087	72,508
Depreciable property, plant and equipment	19,132,627	19,679,918
Less: Accumulated depreciation and amortization	(18,921,407)	(19,446,262)
Net property, plant and equipment	$211,220	$233,656

Depreciation expense for the three months ended September 30, 2025 and 2024 was $20,283 and $16,832, respectively. Depreciation expense for the nine months ended September 30, 2025 and 2024 was $54,451 and $50,923, respectively. Depreciation expense is recorded under “Depreciation and amortization expense” in the unaudited Condensed Statements of Operations.

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

As of September 30, 2025 and December 31, 2024, assets and liabilities related to the Company’s leases were as follows:

	As of September 30,	As of December 31,
	2025	2024
Operating lease right-of-use assets, net	$1,475,952	$1,880,372
Current portion of operating lease liability	650,872	578,153
Non-current portion of operating lease liability	965,073	1,464,872

During the three months ended September 30, 2025 and 2024, the Company recorded operating lease expense included in selling, general and administrative expenses of $190,497 and $190,497, respectively. During the nine months ended September 30, 2025 and 2024, the Company recorded operating lease expense included in selling, general and administrative expenses of $571,492 and $571,492, respectively.

Future maturities of the operating lease liability are as follows:

Remainder of 2025	$198,051
2026	815,969
2027	840,449
Total lease payments	1,854,469
Less amounts representing interest	(238,524)
Present value of lease liability	$1,615,945

The remaining weighted average lease term and discount rate of the operating leases is 27 months and 7.0%, respectively.

NOTE 8. INVENTORIES

Inventories, net of reserves, consisted of the following at September 30, 2025 and December 31, 2024:

	As of September 30,	As of December 31,
	2025	2024
Raw materials	$441,389	$453,103
Work in process	1,024	-
Finished goods	-	-
Total	$442,413	$453,103

NOTE 9. BRIDGE LOAN

	Principal Balance 1/1/2025	New loans	Principal Payments	Principal Balance 9/30/2025	Discount	Bridge Loan, net of discount
Bridge Loans	$22,335	$—	$(22,335)	$—	$—	$—

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

Loan 2 and all related interest payable was repaid in November 2024. The Company recognized interest expense of $139,233 and $499,272 during the three and nine months ended September 30, 2024, respectively.

On April 1 and 2, 2024, the Company closed two loan agreements with a second lender ("Lender 2") for an aggregate principal amount of $180,800. These loans had an original issuance discount of $20,800 for net proceeds of $160,000. These loans matured on January 1, 2025 and the Company repaid all principal and interest due on these loans.

The Company recognized $16,334 and $34,297 in interest expense during the three and nine months ended September 30, 2024, respectively.

NOTE 10. OTHER PAYABLE

On June 30, 2017, the Company entered into an agreement with a vendor (“Vendor”) to convert the balance of their account into a note payable in the amount of $250,000. The note bore interest of 5% per annum and matured on February 28, 2018. On September 25, 2024, the Company entered into a Note Termination and Release Agreement with the Vendor where the Company agreed to a one-time payment of $175,000 in exchange for the termination of the note payable. Upon payment, the remaining note and interest payable were forgiven and the Company recognized a gain on extinguishment of liabilities of $165,548 in Other income/(expense), net on the unaudited Condensed Statements of Operations during the three and nine months ended September 30, 2024.

NOTE 11. CONVERTIBLE NOTES

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

The following table provides a summary of the activity of the Company's Convertible Notes:

	Principal Balance 1/1/2024	Notes converted	Notes paid	Net Principal Balance 9/30/2024
L1 Capital Global Opportunities Master Fund, Ltd	$406,667	$(400,000)	$(6,667)	$—

The note matured on June 19, 2024 and the Company paid the remaining principal and interest payable. During the nine months ended September 30, 2024, $400,000 of principal was converted for 6,184 shares of common stock. During the nine months ended September 30, 2024, the Company had interest expense of $463,397, of which, $19,260 was due to accretion of discount on the note.

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

In addition to the Convertible Notes, the Company also issued to the Investors certain common stock warrants (the “Adjusting Warrants”). The Adjusting Warrants have certain “full ratchet” anti-dilution adjustments that are triggered when the Company issued securities with a purchase or conversion, exercise or exchange price that is less than the exercise price of the Adjusting Warrants then in effect at any time. Under the full ratchet anti-dilution adjustments, if the Company issued new securities at a price lower than the then applicable exercise price, (i) the exercise price is reduced to the lower new issue price and (ii) the number of warrant shares is proportionately increased. The Adjusting Warrants have been previously adjusted following past issuances of Company securities. On April 18, 2024, there were approximately 67,000 Adjusting Warrants exercisable at an exercise price of $147.27, that were repurchased for $3.6 million cash and subsequently cancelled. Additionally, on April 12, 2024, the Company issued approximately 85,500 warrants in aggregate at an exercise price of $11.68 per warrant in connection with repurchasing the Adjusting Warrants. The Company recorded an expense of $743,462 as Warrant settlement expense on the unaudited Condensed Statement of Operations and Comprehensive Income. The expense represents the estimated fair value of the warrants at the issuance date and was determined using the Black Scholes model using the following inputs:

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

The Series A Preferred Stock may be converted into shares of common stock at the option of the Company if the closing price of the common stock exceeds $23.2 billion, adjusted for reverse stock splits, for twenty consecutive trading days, or by the holder at any time. The Company has the right to redeem the Series A Preferred Stock at a price of $8.00 per share, plus any accrued and unpaid dividends, plus the make-whole amount (if applicable). At September 30, 2025, the preferred shares were not eligible for conversion to common shares at the option of the Company. The holder of the preferred shares may convert to common shares at any time. After making adjustment for the Company’s prior reverse stock splits, all 48,100 outstanding Series A preferred shares are convertible into less than one common share. Upon any conversion (whether at the option of the Company or the holder), the holder is entitled to receive any accrued but unpaid dividends.

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

As of September 30, 2025, there were 48,100 shares of Series A Preferred Stock outstanding and accrued and unpaid dividends of $599,647.

NOTE 13. SERIES 1C PREFERRED STOCK

On October 17, 2024, the Company entered into a securities purchase agreement with accredited investors for a convertible preferred stock financing for approximately $1.9 million of gross proceeds and will issue approximately 1,900 shares of Series 1C convertible preferred stock (“Series 1C Preferred Stock”) at a purchase price of $1,000 per share. Approximately 75% of these securities were purchased by officers, directors and advisory board members of the Company. Through September 30, 2025, the Company received approximately $815,000 of gross proceeds and continues to work with the investors to collect the remaining balance.

Holders of the Series 1C Preferred Stock are entitled to dividends on the per share stated value in the amount of 10% per annum, payable quarterly. The dividend rate increases to 15% if any of the Series 1C Preferred Stock remains outstanding on or after October 17, 2027. Unless the Company elects to pay dividends on the Series 1C Preferred Stock in cash, the Company will cumulate the dividends, in which case the accrued dividend amount shall be added to the stated value of each share of Series 1C Preferred Stock. The Company had accrued dividends of $77,341 as of September 30, 2025. The stated value was approximately $1,957,341 as of September 30, 2025.

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

NOTE 14. STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

At September 30, 2025, the Company had 200 million shares of common stock, $0.0001 par value (“Common Stock”), authorized for issuance. Each share of Common Stock has the right to one vote. As of September 30, 2025, the Company had 3,479,149 shares of Common Stock outstanding. The Company has not declared or paid any dividends related to the Common Stock during the nine months ended September 30, 2025 and 2024.

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

All 493,000 Pre-Funded Warrants were exercised during the nine months ended September 30, 2025, and no Pre-Funded Warrants remain outstanding.

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

During the nine months ended September 30, 2025, the Company sold 1,022,434 shares of common stock at an average price of $2.53 per share, resulting in aggregate gross proceeds of approximately $2.6 million.

Preferred Stock

At September 30, 2025, the Company had 25 million shares of preferred stock, $0.0001 par value, authorized for issuance. Preferred stock may be issued in classes or series. Designations, powers, preferences, rights, qualifications, limitations and restrictions are determined by the Company’s Board of Directors.

Warrants

As of September 30, 2025, there are approximately 1,213,000 outstanding warrants with exercise prices between $2 and $74,086 per share.

Series A Preferred Stock

Refer to Note 12 for information on Series A Preferred Stock.

Series 1C Preferred Stock

Refer to Note 13 for information on Series 1C Preferred Stock.

NOTE 15. SHARE-BASED COMPENSATION

In January 2024, the Company granted 4,590 shares of restricted stock units to employees and directors. One third of these shares vested on March 31, 2024 and one third vested on January 1, 2025. The remaining unvested shares will vest on January 1, 2026. The Company also granted members of our advisory board an aggregate of 200 shares of restricted stock units. The advisory shares originally vested pro rata on June 30, 2024 and January 1, 2025.

The Company had a total of 1,530 unvested units as of September 30, 2025 that are expected to vest in the future. Total unrecognized share-based compensation expense from the remaining unvested restricted stock as of September 30, 2025 was approximately $168,000 and is expected to be recognized over three months. The following table summarizes non-vested restricted stock and the related activity as of September 30, 2025:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2025	3,188	$250.32
Granted	-	-
Vested	(1,648)	328.55
Forfeited	(10)	77.00
Non-vested at September 30, 2025	1,530	$153.99

The fair values of the respective vesting dates of RSUs were approximately $5,100 and $7,143 for the nine months ended September 30, 2025 and 2024, respectively.

In August 2024, the Company granted 124,850 stock options expiring 10 years from the date of grant to employees, directors, and advisory board members. One third of these options vested on September 15, 2024, and another one third vested on August 21, 2025. The remaining unvested options will vest on August 21, 2026.

The weighted average remaining contractual term for these options at September 30, 2025, was approximately 9 years. Based on the Black-Scholes option pricing model, the options estimated weighted average fair values at the date of grant of $4.15 per share. The fair values were estimated using the following weighted average assumptions:

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

The weighted average remaining contractual term for these options at September 30, 2025, was approximately 9.7 years. Based on the Black-Scholes option pricing model, the options estimated weighted average fair values at the date of grant of $1.63 per share. The fair values were estimated using the following weighted average assumptions:

Inputs
Expected stock price volatility	83.75%
Dividend yield	0%
Risk-free interest rate	4.01%
Expected life of the options (in years)	5.5

The Company had a total of 379,530 unvested options as of September 30, 2025 that are expected to vest in the future. Total unrecognized share based compensation expense from the remaining unvested options as of September 30, 2025 was approximately $511,256 and is expected to be recognized over approximately 1.7 years. The Company had approximately

251,320 exercisable options as of September 30, 2025. The following table summarizes options activity as of September 30, 2025:

	Shares	Weighted Average Exercise Price
Stock Options Outstanding at January 1, 2025	124,850	$4.15
Granted	506,000	1.63
Exercised	-	-
Forfeited / Expired	(1,170)	4.15
Stock Options Outstanding at September 30, 2025	629,680	$1.91

The Company utilized the simplified method for estimating the stock options granted as the Company has experienced significant changes in its business and the historical data may not provide a reasonable basis upon which to estimate expected term.

NOTE 16. COMMITMENTS AND CONTINGENCIES

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

Overview

We are a solar technology company that manufactures and sells PV solar modules that are flexible, durable, and possess attractive power to weight and power to area performance. Our technology provides renewable power solutions to high-value production and specialty solar markets where traditional rigid solar panels are not suitable, including space power beaming, aerospace, satellites, near earth orbiting vehicles, fixed wing UAV, aquatic terrestrial, and agrivoltaics. We operate in these target markets because they have highly specialized needs for power generation and offer attractive pricing due to the significant technological requirements.

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

For the nine months ended September 30, 2025, we generated $61,134 of total revenue. As of September 30, 2025, we had an accumulated deficit of $497,370,043.

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
•
Our ability to enter into commercially viable licensing, joint venture, or other commercial arrangements; and
•
Availability of raw materials.

Basis of Presentation: The accompanying unaudited condensed financial statements have been derived from the accounting records of Ascent Solar Technologies, Inc. as of September 30, 2025 and December 31, 2024, and the results of operations for the three and nine months ended September 30, 2025 and 2024.

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

The Company’s significant accounting policies were described in Note 2 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to our accounting policies as of September 30, 2025.

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

	Three Months Ended September 30,
	2025	2024	$ Change
Revenues
Products	$28,549	$8,550	$19,999

Costs and Expenses
Cost of Revenue	88,991	76,796	12,195
Research, development and manufacturing operations	620,572	603,534	17,038
Selling, general and administrative	1,003,396	1,216,976	(213,580)
Share-based compensation	259,442	354,410	(94,968)
Depreciation and amortization	23,831	17,730	6,101
Total Costs and Expenses	1,996,232	2,269,446	(273,214)
Loss From Operations	(1,967,683)	(2,260,896)	293,213

Other Income/(Expense)
Other income/(expense), net	(42,290)	742,162	(784,452)
Interest Expense	(12,292)	(170,838)	158,546
Total Other Income/(Expense)	(54,582)	571,324	(625,906)
Income/(Loss) on Equity Method Investments	625	(1,295)	1,920
Net (Loss)/Income	$(2,021,640)	$(1,690,867)	$(330,773)

Total Revenues. Our total revenues increased by $19,999, or 234%, for the three months ended September 30, 2025 when compared to the same period in 2024. This is primarily due to more orders in the current period compared to prior period.

Cost of revenue. Cost of revenues is primarily comprised of repair and maintenance, material costs, and direct labor and overhead expenses. Our Cost of revenues increased by $12,195, or 16%, for the three months ended September 30, 2025 when compared to the same period in 2024. This increase is primarily due to the increase in sales.

Research, development and manufacturing operations. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. Research, development and manufacturing operations costs also include costs related to technology development. Research, development and manufacturing operations costs increased by $17,038, or 3%, for the three months ended September 30, 2025 when compared to the same period in 2024. This is primarily due to an increase in research and development cost as the Company continued to focused on product and technology improvements in the current period.

Selling, general and administrative. Selling, general and administrative expenses decreased by $213,580, or 18% for the three months ended September 30, 2025 compared to the same period in 2024. This decrease is primarily due to lower personnel and professional service costs incurred in the current period compared to the prior period.

Share-based compensation. Share-based compensation expense decreased by $94,968 or 27% for the three months ended September 30, 2025 when compared to the same period in 2024. The decrease is primarily due to less RSU awards and stock option being expensed for the three months ended September 30, 2025.

Other Income/Expense. Other expense was $54,582 for the three months ended September 30, 2025, compared to other income of $571,324 for the same period in 2024, a decrease of $625,906. This decrease is primarily due to a decrease in other income, partially offset by decreased interest expense. During three months ended September 30, 2024, the other income included gain on settlement of liabilities, and the reversal of a Swiss liability.

Net Loss. Our Net Loss increased by $330,773, or 20%, for the three months ended September 30, 2025 compared to the same period in 2024 due primarily to the items mentioned above.

Comparison of the Nine Months Ended September 30, 2025 and 2024

	Nine Months Ended September 30,
	2025	2024	$ Change
Revenues
Product Revenue	$61,134	$41,893	$19,241

Costs and Expenses
Cost of Revenue	141,715	147,708	(5,993)
Research, development and manufacturing operations	1,795,163	1,716,766	78,397
Selling, general and administrative	2,994,072	3,888,455	(894,383)
Share-based compensation	875,168	799,345	75,823
Depreciation and amortization	58,184	57,139	1,045
Impairment loss	-	524,481	(524,481)
Total Costs and Expenses	5,864,302	7,133,894	(1,269,592)
Loss From Operations	(5,803,168)	(7,092,001)	1,288,833

Other Income/(Expense)
Other Income/(Expense), net	82,491	768,496	(686,005)
Warrant settlement	-	(743,462)	743,462
Interest Expense	(39,702)	(604,473)	564,771
Total Other Income/(Expense)	42,789	(579,439)	622,228
Income/(Loss) on Equity Method Investments	(954)	(2,996)	2,042
Net (Loss)/Income	$(5,761,333)	$(7,674,436)	$1,913,103

Total Revenues. Our total revenues increased by $19,241, or 46%, for the nine months ended September 30, 2025 when compared to the same period in 2024. This is primarily due to more orders in the current period compared to prior period.

Cost of revenue. Cost of revenues is primarily comprised of repair and maintenance, material costs, and direct labor and overhead expenses. Our Cost of revenues decreased by $5,993, or 4%, for the nine months ended September 30, 2025 when compared to the same period in 2024. This decrease is primarily due to lower overhead expenses in the current year.

Research, development and manufacturing operations. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. Research, development and manufacturing operations costs also include costs related to technology development. Research, development and manufacturing operations costs increased by $78,397, or 5%, for the nine months ended September 30, 2025 when compared to the same period in 2024. This is primarily due to an increase in research and development cost as the Company continued to focused on product and technology improvements in the current period.

Selling, general and administrative. Selling, general and administrative expenses decreased by $894,383, or 23% for the nine months ended September 30, 2025 compared to the same period in 2024. This decrease is primarily due to lower personnel and professional service costs incurred in the current period compared to the prior period.

Share-based compensation. Share-based compensation expense increased by $75,823 or 9% for the nine months ended September 30, 2025 when compared to the same period in 2024. The increase is primarily due to Company's option grant to employees, directors, and advisory board in August 2024 and June 2025, partially offset by less RSU expenses in current period.

Other Income/Expense. Other income was $42,789 for the nine months ended September 30, 2025, compared to other expense of $579,439 for the same period in 2024, an increase of $622,228. The increase is due primarily to the warrant settlement expense to terminate warrant agreements with certain investors in prior period that did not repeat in current period and decreased interest expense as the December 2022 convertible debt and bridge loans were repaid in 2024. These changes were partially offset by decreased other income in the current year as, during the nine months ended September 30, 2024, other income included a gain on settlement of liabilities, and the reversal of a Swiss liability.

Net Loss. Our Net Loss decreased by $1,913,103, or 25%, for the nine months ended September 30, 2025 compared to the same period in 2024 due primarily to the items mentioned above.

Liquidity and Capital Resources

The Company continues to build industrial scale production capabilities in its Thornton facility and focus on its research and development activities to improve its PV products. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented its strategy of selling high value PV products and manufacturing at full industrial scale. During the nine months ended September 30, 2025 the Company used $5,097,082 in cash for operations.

Additionally, projected total revenues are not anticipated to result in a positive cash flow position for the year overall and, as of September 30, 2025, and while the Company has working capital of $504,071, Management believes that additional financing will be required for the Company to reach a level of sufficient sales to achieve profitability.

The Company continues to accelerate sales and marketing efforts related to its specialty PV application strategies through expansion of its sales and distribution channels. The Company also continues activities to secure additional financing through strategic or financial investors, but there is no assurance the Company will be able to raise additional capital on acceptable terms or at all. If the Company's revenues do not increase rapidly, and/or additional financing is not obtained, the Company will be required to significantly curtail operations to reduce costs and/or sell assets. Such actions would likely have an adverse impact on the Company's future operations.

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

Statements of Cash Flows Comparison of the nine months ended September 30, 2025 and 2024

For the nine months ended September 30, 2025, our cash used in operations was $5,097,082 compared to $6,897,159 for the nine months ended September 30, 2024, a decrease of $1,800,077. This decrease is due primarily to timing of cash outflows and decreased expenses. The nine months ended September 30, 2025 net cash used in operations of $5,097,082 were primarily funded from 2024 and 2025 financing agreements. For the nine months ended September 30, 2025, cash used in investing activities was $107,015 compared to $421 used in investing activities in the prior period. The increase was primarily due to the purchase of a cost investment and fixed assets. For the nine months ended September 30, 2025, our cash provided by financing activities was $4,127,372 compared to $9,570,393 in the prior period, a decrease of $5,443,021. Cash provided by financing activities in 2025 was primarily derived from the selling common stock under the ATM agreement and a public offering partially offset by the bridge loan repayments. During the nine months ended September 30, 2024, cash provided by financing activities was primarily derived from a public offering, a series of bridge loans, and common stock sales from our ATM agreement partially offset by the loan repayments, warrant repurchase, and repayment of conversions payables associated with a December 2022 offering.

Off Balance Sheet Transactions

As of September 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

We hold no significant funds and have no significant future obligations denominated in foreign currencies as of September 30, 2025.

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our cash equivalents and investment portfolio. As of September 30, 2025, our cash equivalents consisted of operating accounts held with financial institutions and investments in money market funds. From time to time, we hold restricted funds, money market funds, investments in U.S. government securities and high-quality corporate securities. The primary objective of our investment activities is to preserve principal and provide liquidity on demand, while at the same time maximizing the income we receive from our investments without significantly increasing risk. The direct risk to us associated with fluctuating interest rates is limited to our investment portfolio, and we do not believe a change in interest rates will have a significant impact on our financial position, results of operations, or cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Our management conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of September 30, 2025. Based on this evaluation, our management concluded the design and operation of our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the nine months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Except as discussed in Note 16 to the financial statements, there were no events required to be reported under Item 1 for the nine months ended September 30, 2025, within Part II, Item 1 of this report.

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

Upon completion of the Series 1C Preferred Stock funding, executive officers, directors, and advisory board members hold an aggregate of approximately 1,900 shares of Series 1C Preferred Stock. The Series 1C Preferred Stock is entitled to vote along with our common stock on an as-converted to common basis. As of November 10, 2025, the shares of Series 1C Preferred Stock owned by such executive officers, directors and advisors (after giving effect to the 4.99% maximum percentage conversion limitations contained in the Series 1C Preferred Stock terms) would be entitled to cast, in the aggregate, approximately 10.9% votes on any matter to be considered by stockholders for approval at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting), based upon approximately 3,479,149 shares of common stock currently outstanding. These executive officers, directors, and advisors, therefore, will, for the foreseeable future, have significant influence over our management and affairs, and will be able to significantly influence all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or sales of our Company or assets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities of the Company during the period covered by this quarterly report which were not previously reported in a (i) Current Report on Form 8-K or (ii) Quarterly Report on Form 10-Q.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the nine months ended September 30, 2025.

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

During the three months ended September 30, 2025, none of our directors or executive officers had a Rule 10b5-1 plan in effect.

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

ASCENT SOLAR TECHNOLOGIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of November, 2025.

November 10, 2025	By:	/s/ PAUL WARLEY
Paul Warley Chief Executive Officer (Principal Executive Officer)

November 10, 2025	By:	/s/ JIN JO
Jin Jo Chief Financial Officer (Principal Financial and Accounting Officer)