Form 10-K
period 2025-12-31
Ascent Solar Technologies, Inc.
filed 2026-03-20
CIK 1350102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $7,075,300 based upon the last reported sale price of the registrant’s common stock on that date as reported by Nasdaq Capital Market.

As of March 20, 2026, there were 9,461,887 shares of our common stock issued and outstanding.

ASCENT SOLAR TECHNOLOGIES, INC.

Form 10-K Annual Report

for the Fiscal Year ended December 31, 2025

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

References to “we,” “us,” “our,” “Ascent,” “Ascent Solar” or the “Company” in this Annual Report mean Ascent Solar Technologies, Inc.

PART I

Item 1. Business

Business Overview

Ascent Solar Technologies, Inc. (“Ascent” or the "Company") is a solar technology company that manufactures and sells photovoltaic ("PV") solar modules that are flexible, durable, and possess attractive power to weight and power to area performance. Our technology provides renewable power solutions to high-value production and specialty solar markets where traditional rigid solar panels are not suitable, including space power beaming, aerospace, satellites, near earth orbiting vehicles, fixed wing unmanned aerial vehicles (“UAV”), aquatic, terrestrial, and other weight-sensitive markets (including DoD drone and space operations) with transformational high quality, value added product applications. We operate in these target markets because they have highly specialized needs for power generation and offer attractive pricing due to the significant technological requirements.

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

Product Update

The Company continues to focus on cell and aerial efficiency improvements on our Copper-Indium-Gallium-diSelenide ("CIGS")-based solar cells. The Company continues to improve overall performance and efficiencies by minimizing optical losses and improving overall short-circuit current and open-circuit voltages. These efforts resulted in Ascent’s engineering and production teams consistently achieving increases in device efficiency and overall performance since September 2023, with its latest achievement at 15.7%. The Company continues to focus its R&D efforts on increasing aerial efficiencies and power to weight ratios in the AM0 spectrum.

Due to the high durability enabled by the monolithic integration employed by our technology, the capability to customize modules into different form factors and what we believe is the industry leading light weight and flexibility provided by our modules, we believe that the potential applications for our products are extensive, including integrated solutions anywhere that may need power generation such as power beaming solutions, or vehicles in space or in flight.

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

We believe our choice of substrate material further differentiates us from other thin-film PV manufacturers. We believe the use of a flexible, lightweight, insulating substrate that is easier to install provides clear advantages for our target markets, especially where rigid substrates are unsuitable. We also believe our use of a flexible, plastic substrate provides us significant cost advantages because it enables us to employ monolithic integration techniques on larger components, which we believe are unavailable to manufacturers who use flexible, metal substrates. Accordingly, we are able to significantly reduce part count, thereby reducing the need for costly back end assembly of inter cell connections. As the only company, to our knowledge, focused on the commercial production of PV modules using CIGS on a flexible, plastic substrate with monolithic integration, we believe we have the opportunity to address the aerospace and other weight-sensitive markets with transformational high quality, value added product applications. It is these same unique features and our overall manufacturing process that enable us to produce extremely robust, light and flexible products.

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

We intend to continue to invest in research and development in order to provide near term improvements to our manufacturing process (including to reduce costs) and products (including improve technology to increase power), as well as to identify next generation technologies relevant to both our existing and potential new markets. During the years ended December 31, 2025 and 2024, we incurred approximately $2,443,194 and $2,300,948, respectively, in research, development and manufacturing operations costs, which include research and development incurred in customizing products for customers, as well as manufacturing costs incurred while developing our product lines and manufacturing process. We also plan to continue to take advantage of research and development contracts to fund a portion of this development.

We protect our intellectual property through a combination of trade secrets and patent protections and own several patents that protect our manufacturing process.

Suppliers

We rely on several unaffiliated companies to supply certain raw materials used during the fabrication of our PV modules and PV integrated electronics. We acquire these materials on a purchase order basis and do not have long term purchase quantity commitments with the suppliers, although we may enter into such contracts in the future. We currently acquire all of our high temperature plastic from one supplier, although alternative suppliers of similar materials exist. We purchase component molybdenum, copper, indium, gallium, selenium and indium tin oxides from a variety of suppliers. We also continue the process of identifying and negotiating arrangements with alternative suppliers of materials in the United States and Asia.

The manufacturing equipment and tools used in our production process have been purchased from various suppliers in Europe, the United States and Asia. Although we have had good relations with our existing equipment and tools suppliers, we monitor and explore opportunities for developing alternative sources to drive our manufacturing costs down.

Employees

As of December 31, 2025, we had 14 full-time and 4 part-time employees.

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

Risks Relating to Our Business

Our continuing operations will require additional capital which we may not be able to obtain on favorable terms, if at all, or without dilution to our stockholders. Since inception, we have incurred significant losses. We expect to continue to incur net losses in the near term. For the year ended December 31, 2025, our cash used in operations was $6,903,966. At December 31, 2025, we had cash and equivalents on hand of $2,786,493.

We currently have limited industrial scale production capacities and we continue to focus on research and development activities to improve our PV products. We do not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until we have fully implemented our strategy of focusing on high value PV products and manufacturing at full industrial scale. Product revenues did not result in a positive cash flow for the 2025 year, and are not anticipated to result in a positive cash flow for the next twelve months.

During 2025, we entered into multiple financing agreements to fund operations, raising approximately $7.3 million in gross proceeds, which includes warrant exercises. We do not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements for the foreseeable future, and we will depend on raising additional capital to maintain operations until we become profitable. There is no assurance that we will be able to raise additional capital on acceptable terms or at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we raise additional funds through debt financing, which may involve restrictive covenants, our ability to operate our business may be restricted. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products, expand capacity or otherwise respond to competitive pressures could be significantly limited, and our business, results of operations and financial condition could be materially and adversely affected.

Our auditors have expressed substantial doubt about our ability to continue as a going concern. Our auditors’ report on our December 31, 2025 financial statements expresses an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the year 2026 unless we raised additional funds. Additionally, as a result of the Company’s recurring losses from operations, and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises doubt as to the Company’s ability to continue as a going concern. Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. Our December 31, 2025, financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

We have to date incurred net losses and may be unable to generate sufficient sales in the future to become profitable. We incurred a net loss of $7,832,755 for the year ended December 31, 2025, and reported an accumulated deficit of $499,441,465 as of December 31, 2025. We expect to incur net losses in the near term. Our ability to achieve profitability depends on a number of factors, including market acceptance of our specialty PV products at competitive prices. If we are unable to raise additional capital and generate sufficient revenue to achieve profitability and positive cash flows, we may be unable to satisfy our commitments and may have to discontinue operations.

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

We may be unable to manage the expansion of our operations and strategic alliances effectively. We will need to significantly expand our operations and form beneficial strategic alliances in order to reduce manufacturing costs through economies of scale and partnerships, secure contracts of commercially material amounts with reputable customers and capture a meaningful share of our target markets. While we have formed some strategic alliances and will continue expand our partnership base, these strategic alliances are in early stages and we can give no assurances that these relationships will generate our desired results. To manage the expansion of our operations and alliances, we will be required to improve our operational and financial systems, oversight, procedures and controls and expand, train and manage our growing employee base. Our management team will also be required to maintain and cultivate our relationships with partners, customers, suppliers and other third parties and attract new partners, customers and suppliers. In addition, our current and planned operations, personnel, facility size and configuration, systems and internal procedures and controls, even when augmented through strategic alliances, might be inadequate or insufficient to support our future growth. If we cannot manage our growth effectively, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures, resulting in a material and adverse effect to our business, results of operations and financial condition.

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

We are targeting emerging markets for a significant portion of our planned product sales. These markets are new and may not develop as rapidly as we expect or may not develop at all. Our target markets include power beaming, space, near space, and other markets that require durable specialty solar products. Although certain areas of these markets have started to develop, some of them are in their infancy. We believe these markets have significant long-term potential; however, some or all of these markets may not develop and emerge as we expect. If the markets do develop as expected, there may be other products that could provide a superior product or a comparable product at lower prices than our products. If these markets do not develop as we expect, or if competitors are better able to capitalize on these markets our revenues and product margins may be negatively affected.

Failure to consummate strategic relationships with key partners in our various target market segments, such as defense, transportation, space and near space, and the respective implementations of the right strategic partnerships to enter these various specified markets, could adversely affect our projected sales, growth and revenues. We intend to sell thin-film PV modules for use in power beaming, space, near space solar, and and other markets that require durable specialty solar products. Our marketing and distribution strategy is to form strategic relationships with direct customers, distributors, value added resellers and e-commerce to provide a foothold in these target markets. If we are unable to successfully establish working relationships with such market participants or if, due to cost, technical or other factors, our products prove unsuitable for use in such applications; our projected revenues and operating results could be adversely affected.

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

Risks Relating to our Securities and an Investment in our Common Stock

The price of our common stock may continue to be volatile. Our common stock is currently traded on the Nasdaq Capital Market. The trading price of our common stock from time to time has fluctuated widely and may be subject to similar volatility in the future. For example, during the period from January 1, 2025 through December 31, 2025, our common stock ranged from $1.165 to $5.06, and in 2024, our common stock ranged from $2.255 to $85.30 (all prices as adjusted for our prior reverse stock splits). The trading price of our common stock in the future may be affected by a number of factors, including events described in these Risk Factors. In recent years, broad stock market indices, in general, and smaller capitalization and PV companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have a negative effect on the market price of our common stock regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources and could have a material adverse effect on our financial condition.

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

In September 2024, the Company received written notice from Nasdaq indicating that the Company had regained compliance with the bid price requirement and the equity requirement. The Company was subjected to a one year Nasdaq Listing Panel Monitor.

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

Item 3. Legal Proceedings

Details of the Company’s legal proceedings are included "Note 17 - Commitments and Contingencies" to our financial statements included in this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

On August 24, 2022, our common stock began trading on the Nasdaq Capital Market. Our trading symbol is “ASTI.”

Holders

As of December 31, 2025, the number of record holders of our common stock was 43. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

The holders of common stock are entitled to receive such dividends as may be declared by our Board of Directors. During the years ended December 31, 2025 and 2024, we did not pay any common stock dividends, and we do not expect to declare or pay any dividends in the foreseeable future. Payment of future dividends will be within the discretion of our Board of Directors and will depend on, among other factors, our retained earnings, capital requirements, and operating and financial condition.

Recent Sales of Unregistered Securities

During the year ended December 31, 2025, all sales of unregistered securities by the Company have been previously reported on a Form 8-K or Form 10-Q.

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

Overview

We are a company formed to commercialize flexible PV modules using our proprietary technology. For the year ended December 31, 2025, we generated $76,773 of total revenue, all of which, were from product sales. As of December 31, 2025, we had an accumulated deficit of approximately $499,441,465.

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

Significant Accounting Policies and Estimates

For information regarding the Company’s critical and significant accounting policies, as well as recent accounting pronouncements, see Note 2 the financial statements within Item 15 of this Form 10-K.

The Company considers certain accounting estimates to be critical, as their application is made in accordance with generally accepted accounting principles that involve a significant level of estimation uncertainty and have had, or are reasonably likely to have, a material impact on the financial condition or results of operations. Detailed below is a discussion of why, to the extent the estimate is material, these estimates are subject to uncertainty and the sensitivity of the reported amounts to the methods and assumptions underlying the estimate’s calculation.

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

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

	Year Ended December 31,
	2025	2024	$ Change
Revenues
Product Revenue	76,773	41,893	34,880
Total Revenues	76,773	41,893	34,880

Costs and Expenses
Cost of Revenue	196,332	148,376	47,956
Research, development and manufacturing operations	2,443,194	2,300,948	142,246
Selling, general and administrative	4,098,004	4,506,337	(408,333)
Share-based compensation	1,133,963	1,024,758	109,205
Depreciation and amortization	79,661	74,142	5,519
Impairment loss	-	524,481	(524,481)
Total Costs and Expenses	7,951,154	8,579,042	(627,888)

Loss From Operations	(7,874,381)	(8,537,149)	662,768

Other Income/(Expense)
Other Income/(Expense), net	94,478	818,721	(724,243)
Warrant settlement	-	(743,462)	743,462
Interest Expense	(51,994)	(665,718)	613,724
Total Other Income/(Expense)	42,484	(590,459)	632,943
Income/(Loss) on Equity Method Investment	(858)	(2,666)	1,808
Net Income/(Loss)	(7,832,755)	(9,130,274)	1,297,519

Revenues. Total revenues increased by $34,880, or by 83%, for the year ended December 31, 2025, when compared to the same period in 2024. This is primarily due to more customer orders in the current period compared to prior period.

Cost of revenues. Cost of revenues is comprised primarily of material costs, repair and maintenance, direct labor and overhead expenses. Our cost of revenues increased by $47,956, or 32% for the year ended December 31, 2025, when compared to the same period in 2024. The increase in cost of revenues is primarily due to the increase in product revenue.

Research, development and manufacturing operations. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. Research, development and manufacturing operations costs also include costs related to technology development. Research, development and manufacturing operations costs increased by $142,246 or 6%, for the year ended December 31, 2025, when compared to the same period in 2024. This is primarily due to an increase in research and development cost as the Company continued to focus on product and process improvements in the current period.

Selling, general and administrative. Selling, general and administrative expenses decreased by $408,333, or 9%, for the year ended December 31, 2025, when compared to the same period in 2024. This decrease is primarily due to lower personnel and professional service costs incurred during the current year compared to the prior period.

Share-based compensation. Share-based compensation expense decreased by $109,205 or 11%, for the year ended December 31, 2025, when compared to the same period in 2024. The increase is primarily due to the Company's stock option grant to employees, directors, and advisory board in August 2024 and June 2025, partially offset by lower restricted stock unit expenses in current period.

Impairment loss. The impairment loss decreased by $524,481 or 100%. The Company recognized an impairment loss of $524,481 as part of the agreement to sell the manufacturing assets purchased in Switzerland (see Note 4) during the year ended December 31, 2024. During the current period, no impairment loss was recognized.

Other Income/(Expense). Other expense decreased by $632,943 or 107%, for the year ended December 31, 2025 when compared to the same period in 2024. During December 31, 2024, other expense was primarily comprised of other income of approximately $541,000 for the reversal of liabilities related to the Flisom assets (see Note 4) and approximately $165,500 in other income for the settlement of a note payable to a vendor (see Note 8) that were not repeated in the current period. This income was offset by a one-time warrant settlement expense for the repurchase of fully ratcheting warrants sold to investors and higher interest expense due to more debt in the previous year compared to the current year.

Net Income/(Loss). Our Net Loss was $7,832,755 for the year ended December 31, 2025, compared to Net Loss of $9,130,274 for the year ended December 31, 2024, a decrease of $1,297,519. The decrease is primarily due to the reasons described above.

Liquidity and Capital Resources

The Company has limited industrial scale production capabilities in its Thornton facility and continues to focus on its research and development activities to improve its PV products. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented our strategy of focusing on selling high value PV products and manufacturing at full industrial scale. During the year ended December 31, 2025, the Company used $6,903,966 in cash for operations.

Additionally, projected revenues are not anticipated to result in a positive cash flow position for the year 2025 overall and, although as of December 31, 2025, the Company has working capital of $1,178,902, Management believes that additional financing will be required for the Company to reach a level of sufficient sales to achieve profitability.

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

Statements of Cash Flows Comparison of the Years Ended December 31, 2025 and 2024

For the year ended December 31, 2025, our cash used in operations was $6,903,966 compared to $8,423,569 for the year ended December 31, 2024, a decrease of $1,519,603. The decrease is due primarily to timing of cash flows and decreased expenses. For the year ended December 31, 2025, cash used in investing activities was $107,015 compared to cash used in investing activities of $421 for the year ended December 31, 2024. The increase was primarily due to the purchase of a cost investment and fixed assets. During the year ended December 31, 2025, cash used in operations of $6,903,966 were primarily funded from 2025 and 2024 financing agreements. For the year ended December 31, 2025, our cash provided by financing activities was $6,626,731 compared to $10,546,000 for the year ended December 31, 2024, a decrease of $3,919,269. Cash provided by financing activities in 2025 was primarily derived from common stock sales under an at the market agreement, public and private stock offerings, and warrant exercises. Cash provided by financing activities in 2024 was primarily derived from common stock sales under an at the market agreement, public and private equity offerings and a series of bridge loans partially offset by loan and debt repayments and the repurchase of fully ratcheting warrants.

Off Balance Sheet Transactions

As of December 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

We hold no significant funds and have no significant future obligations denominated in foreign currencies as of December 31, 2025.

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our cash equivalents and investment portfolio. As of December 31, 2025, our cash equivalents consisted of operating accounts held with financial institutions and investments in money market funds. From time to time, we may hold restricted funds, money market funds, investments in U.S. government securities and high-quality corporate securities. The primary objective of our investment activities is to preserve principal and provide liquidity on demand, while at the same time maximizing the income we receive from our investments without significantly increasing risk. The direct risk to us associated with fluctuating interest rates is limited to our investment portfolio, and we do not believe a change in interest rates will have a significant impact on our financial position, results of operations, or cash flows.

Item 8. Financial Statements and Supplementary Data

The Financial Statements and Supplementary Data required by this item are included in Part IV, Item 15(a)(1) and are presented beginning on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Our management conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of December 31, 2025. Based on this evaluation, our management concluded the design and operation of our disclosure controls and procedures were effective as of December 31, 2025.

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

Under the supervision of the Audit Committee of the Board of Directors and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded our internal control over financial reporting were effective as of December 31, 2025. Our management reviewed the results of its assessment with the Audit Committee.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the year ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the period ended December 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS AND DIRECTORS

Our executive officers, continuing directors and director nominees, their ages and positions with us as of March 20, 2026, are as follows:

Name	Age	Position
Paul Warley	64	President and Chief Executive Officer, Director
Jin Jo	48	Chief Financial Officer
Bobby Gulati	61	Chief Operating Officer
David Peterson	56	Chairman of the Board, Director
Forrest Reynolds	55	Director
Louis Berezovsky	60	Director
Gregory Thompson	70	Director

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

Jin Jo has been Chief Financial Officer of the Company since May 2023. Ms. Jo joined the Company in June 2021 as Financial Controller. Ms. Jo has over 20 years of experience in accounting. From 2015 to 2021, Ms. Jo was the head of technical accounting of Empower Retirement, a financial services company, where her primary focus was accounting research for complex new products, investments and transactions, and new accounting standards implementation on International Financial Reporting Standards, US GAAP and insurance Statutory Accounting Principles. From 2011 to 2015, Ms. Jo was an Inspection Specialist at the Public Company Accounting Oversight Board where she assessed auditor compliance with audit professional standards. Ms. Jo started her career in public accounting, spending 11 years in the audit and assurance practice serving both public and private companies.

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

Based solely on a review of reports furnished to us, or written representations from reporting persons, we believe all directors, executive officers, and 10% owners timely filed all reports regarding transactions in our securities required to be filed in 2025 by Section 16(a) under the Exchange Act, except that Forrest Reynolds filed one late Form 4 in 2025.

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

Our Certificate of Incorporation provides that the Board of Directors will be divided into three classes. Our Class A directors are Forrest Reynolds and Louis Berezovsky. Our Class B directors are Paul Warley and Gregory Thompson. Our Class C director is David Peterson.

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

Number of Meetings

The Board held a total of 17 meetings in 2025. Our Audit Committee held four meetings, our Compensation Committee held one meeting, and our Nominating and Governance Committee held one meeting in 2025. Each director attended at least 75% of the aggregate of the total number of meetings of the Board and the Board committees on which he served.

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

Director Compensation

Currently, each of our non-executive directors, consisting of Mr. Berezovsky, Mr. Thompson, Mr. Peterson and Mr. Reynolds, receive an annual retainer of $75,000 in cash. The Company can also issue equity awards including restricted stock units and stock options, to our non-executive directors. We do not provide any perquisites to directors.

The following Director Compensation Table summarizes the compensation of each of our non-employee directors for services rendered to us during the year ended December 31, 2025:

2025 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Forrest Reynolds	75,000	-	34,800	-	109,800
Louis Berezovsky	75,000	-	34,800	-	109,800
Gregory Thompson	75,000	-	34,800	-	109,800
David Peterson	75,000	-	37,120	-	112,120
Paul Warley (4)	-	-	-	-	-

(1)
None.

(2)
Mr. Berezovsky, Mr. Thompson, Mr. Peterson and Mr. Reynolds received an equity grant of 30,000, 30,000, 32,000, and 30,000 Options, respectively, in June, 2025. The Options were valued at $1.16 per Option, which represent their fair value at grant date. A third of these Options vested on June 20, 2025, a third will vest on May 28, 2026 and the remaining third will vest on May 29, 2027.
(3)
None.
(4)
Paul Warley was elected to the Company’s board of directors in December, 2023. As an executive officer of the Company, he will not receive separate compensation for his board service.

In addition to the fees listed above, we reimburse the directors for travel expenses submitted to us related to their attendance at meetings of the Board or its committees or performing their duties as directors. The directors did not receive any other compensation or personal benefits.

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

Rule 10b5-1 Sales Plans

Our policy governing transactions in our securities by directors, officers, and employees permits our officers, directors, and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place and can only put such plans into place while the individual is not in possession of material non-public information. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company. During 2025, none of our directors or executive officers had a Rule 10b5-1 in effect.

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

This section provides an overview of the compensation awarded to, earned by, or paid to each individual who served as our principal executive officer during 2025, and up to two of our next most highly compensated executive officers in respect of their service to our Company for 2025. Our named executive officers, or the Named Executive Officers, for the year ended December 31, 2025, are:

•
Paul Warley, our CEO;
•
Jin Jo, our CFO; and
•
Bobby Gulati, our COO

The following Summary Compensation Table sets forth certain information regarding the compensation of our Named Executive Officers for services rendered in all capacities to us during the years ended December 31, 2025 and 2024.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Comp ($)	Total ($)
Paul Warley - Chief Executive Officer (1)	2025	450,000	40,000	-	121,800	3,100	614,900
	2024	430,800	85,000	165,550	97,525	-	778,875
Jin Jo - Chief Financial Officer (2)	2025	224,600	40,000	-	55,100	-	319,700
	2024	243,500	60,000	32,725	47,725	-	383,950
Bobby Gulati - Chief Operating Officer (3)	2025	254,500	40,000	-	55,100	-	349,600
	2024	234,200	30,000	32,725	47,725	-	344,650

(1)
Mr. Warley's May 2023 CEO employment agreement provides for an annual base salary of $400,000 (increased to $450,000 in May 2024) and he received a one-time bonus of $40,000 and $85,000 in 2025 and 2024, respectively. In 2025, Mr. Warley was awarded 105,000 stock options valued at $1.16 per option, which represent their fair value at grant date. A third of these Options vested on June 20, 2025, a third will vest on May 28, 2026 and the remaining third will vest on May 29, 2027. The Company also paid $3,100 in Mr. Warley's life insurance premiums.

In 2024, Mr. Warley was awarded 2,150 restricted stock units ("RSU"), valued at $77 per RSU, which represent their grant date fair value and 23,500 stock options, valued at $4.15 per option, which represent their grant date fair value. One third of the RSUs vested on March 31, 2024 and the remaining unvested RSUs vested pro rata on January 1, 2025 and January 1, 2026. One third of these options vested on September 15, 2024. The remaining unvested options will vest pro rata annually on over the next two years.

(2)
Ms. Jo was appointed CFO in May 2023. Ms. Jo's employment agreement provides an annual base salary of $225,000 (increased to $255,000 in May 2024) and she received a one-time bonus of $40,000 and $60,000 in 2025 and 2024, respectively. In 2025, Ms. Jo was awarded 47,500 stock options valued at $1.16 per option, which represent their fair value at grant date. A third of these Options vested on June 20, 2025, a third will vest on May 28, 2026 and the remaining third will vest on May 29, 2027.

In 2024, Ms. Jo was awarded 425 RSUs, valued at $77 per RSU, which represent their grant date fair value and 11,500 stock options, valued at $4.15 per option, which represent their grant date fair value. One third of the RSUs vested on March 31, 2024 and the remaining unvested RSUs vested pro rata on January 1, 2025 and January 1, 2026. One third of these options vested on September 15, 2024. The remaining unvested options will vest pro rata annually on over the next two years.

(3)
Mr. Gulati was appointed COO in May 2023. Mr. Gulati's employment agreement provides an annual base salary of $225,000 (increased to $240,000 in May 2024, and increased to $255,000 in January 2025) and was paid a one-time bonus of $40,000 and $30,000 in 2025 and 2024, respectively. In 2025, Mr. Gulati was awarded 47,500 stock options valued at $1.16 per option, which represent their fair value at grant date. A third of these Options vested on June 20, 2025, a third will vest on May 28, 2026 and the remaining third will vest on May 29, 2027.

In 2024, Mr. Gulati was awarded 425 RSUs, valued at $77 per RSU, which represent their grant date fair value and 11,500 stock options, valued at $4.15 per option, which represent their grant date fair value. One third of the RSUs vested on March 31, 2024 and the remaining unvested RSUs vested pro rata on January 1, 2025 and January 1, 2026. One third of these options vested on September 15, 2024. The remaining unvested options will vest pro rata annually on over the next two years.

Executive Employment Agreements

Paul Warley

On December 31, 2025, the Company entered into a new CEO employment agreement (the "2025 CEO Agreement") with Mr. Warley, effective January 1, 2026. The 2025 CEO Agreement was entered into to replace the prior 2023 agreement which expired on December 31, 2025. Under the 2025 CEO Agreement, Mr. Warley will receive an annual base salary of $450,000 and will be eligible for a discretionary annual incentive bonus of up to 150% of this base salary if the targets are achieved. Additionally, if the Company terminates Mr. Warley without cause or following a change in control or Mr. Warley terminates employment for good reason, Mr. Warley will be entitled to receive (i) 24 months of base salary, (ii) 12 months of paid health insurance under COBRA, and (iii) full vesting acceleration of any outstanding stock options or other equity incentives. Mr. Warley will also receive a moving allowance of up to $30,000 if he relocates his primary residence to Colorado and the Company will purchase a $1 million life insurance policy that designates his spouse as the beneficiary.

Under these employment agreements, Mr. Warley is required to maintain the confidentiality of the Company’s proprietary information. The employment agreements also includes customary non-competition and non-solicitation provisions that Mr. Warley must comply with for a period of 12 months after termination of his employment with the Company.

Jin Jo

On December 31, 2025, the Company entered into a new CFO employment agreement (the "2025 CFO Agreement") with Ms. Jo, effective January 1, 2026. The 2025 CFO Agreement was entered into to replace the prior 2023 agreement which expired on December 31, 2025. Under the 2025 CFO Agreement, Ms. Jo will receive an annual base salary of $255,000 and will be eligible for a discretionary annual incentive bonus of up to 100% of this base salary if the targets are achieved. Additionally, if the Company terminates Ms. Jo without cause or following a change in control or Ms. Jo terminates employment for good reason, Ms. Jo will be entitled to receive (i) 12 months of base salary, (ii) 12 months of paid health insurance under COBRA, and (iii) full vesting acceleration of any outstanding stock options or other equity incentives.

Under these employment agreements, Ms. Jo is required to maintain the confidentiality of the Company’s proprietary information. The employment agreements also includes customary non-competition and non-solicitation provisions that Ms. Jo must comply with for a period of 12 months after termination of his employment with the Company.

Bobby Gulati

On December 31, 2025, the Company entered into a new COO employment agreement (the "2025 COO Agreement") with Mr. Gulati, effective January 1, 2026. The 2025 COO Agreement was entered into to replace the prior 2023 agreement which expired on December 31, 2025. Under the 2025 COO Agreement, Mr. Gulati will receive an annual base salary of $255,000 and will be eligible for a discretionary annual incentive bonus of up to 100% of this base salary if the targets are achieved. Additionally, if the Company terminates Mr. Gulati without cause or following a change in control or Mr. Gulati terminates employment for good reason, Mr. Gulati will be entitled to receive (i) 12 months of base salary, (ii) 12 months of paid health insurance under COBRA, and (iii) full vesting acceleration of any outstanding stock options or other equity incentives.

Under these employment agreements, Mr. Gulati is required to maintain the confidentiality of the Company’s proprietary information. The employment agreements also includes customary non-competition and non-solicitation provisions that Mr. Gulati must comply with for a period of 12 months after termination of his employment with the Company.

The following table sets forth information concerning the outstanding equity awards granted to the named executive officer as of December 31, 2025.

Outstanding Equity Awards at Fiscal Year-End 2025

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exerciseable	Number of Securities Underlying Unexercised Options (#) Unexerciseable	Option Exercise Price ($/sh)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Paul Warley (1)	15,667	12,833	$4.15	8/20/34	716	2,943
	35,000	70,000	1.63	6/1/35
	50,667	82,833
Jin Jo (2)	3,834	7,666	4.15	8/20/34	141	580
	15,834	31,666	1.63	6/1/35
	19,668	39,332
Bobby Gulati (3)	3,834	7,666	4.15	8/20/34	141	580
	15,834	31,666	1.63	6/1/35
	19,668	39,332

(1)
In January 2024, Mr. Warley received an equity grant of 2,150 RSUs valued at the grant date fair value of $77 per RSU. A third of these RSUs vested on March 31, 2024, a third vested on January 1, 2025 and the remaining third will vest on January 1, 2026. In August 2024, Mr. Warley received an equity grant of 23,500 Options valued at the grant date fair value of $4.15 per Option. A third of these Options vested on September 15, 2024, a third will vest on August 21, 2025 and the remaining third will vest on August 21, 2026. In June 2025, Mr. Warley received an equity grant of 105,000 Options valued at the grant date fair value of $1.16 per Option. A third of these Options vested on June 20, 2025, a third will vest on May 28, 2026 and the remaining third will vest on May 29, 2027.
(2)
In January 2024, Ms. Jo received an equity grant of 425 RSUs valued at the grant date fair value of $77. A third of these RSUs vested on March 31, 2024, a third vested on January 1, 2025 and the remaining third will vest on January 1, 2026. In August 2024, Ms. Jo received an equity grant of 11,500 Options valued at the grant date fair value of $4.15 per Option. A third of these Options vested on September 15, 2024, a third will vest on August 21, 2025 and the remaining third will vest on August 21, 2026. In June 2025, Ms. Jo received an equity grant of 47,500 Options valued at the grant date fair value of $1.16 per Option. A third of these Options vested on June 20, 2025, a third will vest on May 28, 2026 and the remaining third will vest on May 29, 2027.
(3)
In January 2024, Mr. Gulati received an equity grant of 425 RSUs valued at the grant date fair value of $77. A third of these RSUs vested on March 31, 2024, a third vested on January 1, 2025 and the remaining third will vest on January 1, 2026. In August 2024, Mr. Gulati received an equity grant of 11,500 Options valued at the grant date fair value of $4.15 per Option. A third of these Options vested on September 15, 2024, a third will vest on August 21, 2025 and the remaining third will vest on August 21, 2026. In June 2025, Mr. Gulati received an equity grant of 47,500 Options valued at the grant date fair value of $1.16 per Option. A third of these Options vested on June 20, 2025, a third will vest on May 28, 2026 and the remaining third will vest on May 29, 2027.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table shows information regarding the beneficial ownership of our common stock by our current directors, our Named Executive Officers, and our greater than 5% beneficial owners as of March 20, 2026.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power and all shares issuable upon exercise of options or the vesting of restricted stock units within 60 days of March 20, 2026 (or May 19, 2026). For purposes of calculating the percentage of our common stock beneficially owned, the number of shares of our common stock includes 9,461,887 shares of our common stock outstanding as of March 20, 2026.

Unless otherwise indicated, each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned.

The address for each director or Named Executive Officer is c/o Ascent Solar Technologies, Inc., 12300 Grant Street, Thornton, Colorado 80241.

Name of Beneficial Owner	No. of Shares Beneficially Owned	Percentage
Named Executive Officers and Directors:
Paul Warley (1)	79,557	*
Jin Jo (2)	28,559	*
Bobby Gulati (3)	26,169	*
Forrest Reynolds (4)	47,945	*
Louis Berezovsky (5)	28,668	*
Gregory Thompson (6)	33,350	*
David Peterson (7)	34,947	*
All current directors and executive officers as a group (7 persons)	279,195	2.95%

* Less than 1.0%

(1)
Mr. Warley’s shares includes (i) 2,683 shares of common stock, (ii) 50,667 shares of common stock underlying stock options exercisable within 60 days of March 20, 2026, (iii) 455 shares issuable upon exercise of common stock warrants, and (iv) 25,752 shares issuable upon conversion of 55 shares of Series 1C preferred stock. Does not include 77,833 shares of common stock underlying stock options not exercisable within 60 days of March 20, 2026.
(2)
Ms. Jo’s shares includes (i) 376 shares of common stock, (ii) 23,501 shares of common stock underlying stock options exercisable within 60 days of March 20, 2026, and (iii) 4,682 shares issuable upon conversion of 10 shares of Series 1C preferred stock. Does not include 35,499 shares of common stock underlying stock options not exercisable within 60 days of March 20, 2026.
(3)
Mr. Gulati’s shares includes (i) 327 shares of common stock, (ii) 23,501 shares of common stock underlying stock options exercisable within 60 days of March 20, 2026, and (iii) 2,341 shares issuable upon conversion of 5 shares of Series 1C preferred stock. Does not include 35,499 shares of common stock underlying stock options not exercisable within 60 days of March 20, 2026.
(4)
Mr. Reynolds’ shares includes (i) 312 shares of common stock, (ii) 17,333 shares of common stock underlying stock options exercisable within 60 days of March 20, 2026, (iii) 620 shares issuable upon exercise of common stock warrants, and (iv) 29,680 shares issuable upon conversion of 61 shares of Series 1C preferred stock. Does not include 23,667 shares of common stock underlying stock options not exercisable within 60 days of March 20, 2026.
(5)
Mr. Berezovsky’s shares includes (i) 424 shares of common stock, (ii) 16,333 shares of common stock underlying stock options exercisable within 60 days of March 20, 2026, (iii) 206 shares issuable upon exercise of common stock warrants, and (iv) 11,705 shares issuable upon conversion of 25 shares of Series 1C preferred stock. Does not include 23,167 shares of common stock underlying stock options not exercisable within 60 days of March 20, 2026.
(6)
Mr. Thompson’s shares includes (i) 424 shares of common stock, (ii) 16,333 shares of common stock underlying stock options exercisable within 60 days of March 20, 2026, (iii) 206 shares issuable upon exercise of common stock warrants, and (iv) 16,387 shares issuable upon conversion of 35 shares of Series 1C preferred stock. Does not include 23,167 shares of common stock underlying stock options not exercisable within 60 days of March 20, 2026.
(7)
Mr. Peterson’s shares includes (i) 1,082 shares of common stock, (ii) 17,334 shares of common stock underlying stock options exercisable within 60 days of March 20, 2026, (iii) 144 shares issuable upon exercise of common stock warrants, and (iv) 16,387 shares issuable upon conversion of 35 shares of Series 1C preferred stock. Does not include 24,666 shares of common stock underlying stock options not exercisable within 60 days of March 20, 2026.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2025 relating to all of our equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	630,850	$2.15	34,082

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Series 1C Preferred Stock Transaction

On October 17, 2024, the Company entered into a securities purchase agreement with accredited investors for a convertible preferred stock financing for approximately $1.9 million of gross proceeds and will issue approximately 1,900 shares of Series 1C convertible preferred stock (“Series 1C Preferred Stock”) at a purchase price of $1,000 per share. Approximately 75% of these securities were purchased by officers, directors and advisory board members of the Company. See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. The Company received approximately $815,000 of gross proceeds and remaining subscription receivable was subsequently cancelled. The Series 1C Preferred Stock is convertible into common stock at any time after April 17, 2025 at the option of the holder at an initial fixed conversion price of $2.50 per share of common stock; however, the holder may not convert any portion to the extent that the holder would beneficially own more than 4.99% of the Company's outstanding shares of Common Stock outstanding immediately after giving effect to the conversion.

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

Item 14. Principal Accounting Fees and Services

PRINCIPAL ACCOUNTANTS

Fees for audit and related services by our accounting firm, Haynie & Company, for the years ended December 31, 2025 and 2024 were as follows:

	2025	2024
Audit fees	$167,000	$162,000
Audit related fees	49,500	75,500
Total audit and audit related fees	216,500	237,500
All other fees	-	-
Total Fees	$216,500	$237,500

Audit fees for Haynie & Company for fiscal year 2025 and 2024 represents aggregate fees for the 2025 and 2024 annual audit and quarterly reviews of the financial statements. Audit-related services consisted primarily of work performed in connection with our registration statements.

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

4.4	Description of Securities (incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K filed March 31, 2025)
4.5	Form of 2023 Common Warrant (incorporated by reference to Exhibit 4.4 filed with Amendment No. 3 to the Company’s Registration on Form S-1 (File no. 333-274231))
4.6	Form of 2023 Placement Agent Warrant (incorporated by reference to Exhibit 4.5 filed with Amendment No. 3 to the Company’s Registration on Form S-1 (File no. 333-274231))
4.7	Form of 2023 Common Warrant Agency Agreement (incorporated by reference to Exhibit 4.7 filed with Amendment No. 3 to the Company’s Registration on Form S-1 (File no. 333-274231))
4.8	Form of 2024 Placement Agent’s Warrant (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-1 (File no. 333-277070) Amendment No. 3 filed on April 9, 2024).
4.9

Form of 2024 Common Stock Warrants issued to extend the Warrant Repurchase Agreements (incorporated by reference to Exhibit 4.13 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024)

4.10	Form of June 2025 Common Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on June 30, 2025)
4.11	Form of June 2025 Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on June 30, 2025)
4.12	Form of June 2025 Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on June 30, 2025)
4.13	Form of December 2025 Series A Warrants (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated December 8, 2025)
4.14	Form of December 2025 Series B Warrants (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated December 8, 2025)
4.15	Form of December 2025 Pre-Funded Warrants (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated December 8, 2025)
4.16	Form of December 2025 Placement Agent Warrants (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated December 8, 2025)
4.17	Form of 2026 Series A Warrants (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated January 26, 2026)
4.18	Form of 2026 Series B Warrants (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated January 26, 2026)
4.19	Form of 2026 Pre-Funded Warrants (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated January 26, 2026)
4.20	Form of 2026 Placement Agent Warrants (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated January 26, 2026)
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

10.8	Industrial Lease for 12300 Grant Street, Thornton, Colorado dated September 21, 2020 (incorporated by reference to Exhibit 10.50 to our Annual Report on Form 10-K filed January 29, 2021)
10.9	Asset Purchase Agreement, dated as of April 17, 2023 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on April 21, 2023)
10.10	Transition Services Agreement, dated as of April 17, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 21, 2023)
10.11	Sublease Agreement, dated as of April 17, 2023 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 21, 2023)
10.12	Technology License Agreement, dated as of April 17, 2023 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 21, 2023)
10.13†	Ascent Solar 2023 Equity Incentive Plan (as amended through May 29, 2025) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 29, 2025)
10.14

At The Market Offering Agreement, dated May 16, 2024, by and between Ascent Solar Technologies, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 to our Current report on Form 8-K filed on May 16, 2024)

10.15

Form of Series 1C Convertible Preferred Stock Securities Purchase Agreement dated October 17, 2024 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 17, 2024)

10.16	Form of June 2025 Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 30, 2025)
10.17	Form of December 2025 Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 8, 2025)
10.18	Form of 2025 Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated December 8, 2025)
10.19†	Employment Agreement between the Company and Paul Warley dated January 1, 2026 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 31, 2025)
10.20†	Employment Agreement between the Company and Bobby Gulati dated January 1, 2026 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated December 31, 2025)
10.21†	Employment Agreement between the Company and Jin Jo dated January 1, 2026 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated December 31, 2025)
10.22	Form of 2026 Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 8, 2025)
10.23	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated December 8, 2025)
19.1	Ascent Solar Insider Trading Policy (incorporated by reference to Exhibit 19.1 to our Annual Report on Form 10-K filed on March 31, 2025)
23.1*	Consent of Haynie & Company
31.1*	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
97	Ascent Solar Technologies, Inc. Rule 10D-1 Clawback Policy (incorporated by reference to Exhibit 97 to our Annual Report on Form 10-K filed on February 21, 2024)
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith
CTR	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
†	Denotes management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

ASCENT SOLAR TECHNOLOGIES, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 20th day of March, 2026.

ASCENT SOLAR TECHNOLOGIES, INC.
By:	/S/ PAUL WARLEY
Paul Warley President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacities	Date
/S/ PAUL WARLEY	President & Chief Executive Officer, Director (Principal Executive Officer)	March 20, 2026
Paul Warley
Chief Financial Officer
/S/ JIN JO	(Principal Financial and Accounting Officer)	March 20, 2026
Jin Jo

/S/ DAVID PETERSON	Chairman of the Board of Directors	March 20, 2026
David Peterson

/S/ LOUIS BEREZOVSKY	Director	March 20, 2026
Louis Berezovsky

/S/ GREGORY THOMPSON	Director	March 20, 2026
Gregory Thompson

/S/ FORREST REYNOLDS	Director	March 20, 2026
Forrest Reynolds

Ascent Solar Technologies, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Ascent Solar Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ascent Solar Technologies, Inc. (the Company) as of December 31, 2025 and 2024, and the related statements of operations and comprehensive income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Haynie

Haynie

Salt Lake City, Utah

March 20, 2026

We have served as the Company’s auditor since 2017.

ASCENT SOLAR TECHNOLOGIES, INC.

BALANCE SHEETS

	December 31,	December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$2,786,493	$3,170,743
Trade receivables, net of allowance of $0 and $0, respectively	-	-
Inventories	543,617	453,103
Prepaid and other current assets	54,569	89,472
Total current assets	3,384,679	3,713,318
Property, Plant and Equipment:	19,132,627	19,679,918
Accumulated depreciation	(18,942,542)	(19,446,262)
Property, Plant and Equipment, net	190,085	233,656
Other Assets:
Operating lease right-of-use assets, net	1,332,432	1,880,372
Patents, net of accumulated amortization of $141,189 and $137,114, respectively	9,131	28,494
Equity method investment	69,221	62,187
Other investment	75,000	-
Other non-current assets	1,271,355	1,228,399
	2,757,139	3,199,452
Total Assets	$6,331,903	$7,146,426
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$394,701	$449,437
Related party payables	5,769	5,769
Accrued expenses	240,857	246,159
Accrued payroll	211,275	192,856
Accrued professional services fees	62,039	222,704
Accrued interest	614,541	565,773
Current portion of operating lease liability	676,595	578,153
Bridge loan	-	19,555
Total current liabilities	2,205,777	2,280,406
Long-Term Liabilities:
Non-current operating lease liabilities	788,277	1,464,872
Accrued warranty liability	-	21,225
Total liabilities	2,994,054	3,766,503
Commitments and contingencies (Note 17)
Stockholders’ Equity:
Series A preferred stock, $.0001 par value; 750,000 shares authorized; 48,100 and 48,100 shares issued and outstanding, respectively ($996,739 and $947,971 Liquidation Preference, respectively)	5	5
Series 1C preferred stock, $.0001 par value; 4,000 shares authorized; 726 and 815 shares issued and outstanding, respectively ($898,895 and $911,491 Liquidation Preference, respectively)	-	-
Common stock, $0.0001 par value, 200,000,000 authorized; 4,662,208 and 1,454,896 shares issued and outstanding, respectively	466	145
Additional paid in capital	502,766,029	494,983,561
Accumulated deficit	(499,441,465)	(491,608,710)
Accumulated other comprehensive loss	12,814	4,922
Total stockholders’ equity	3,337,849	3,379,923
Total Liabilities and Stockholders’ Equity	$6,331,903	$7,146,426

The accompanying notes are an integral part of these financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Years Ended
	December 31,
	2025	2024
Revenues
Products	$76,773	$41,893
Costs and Expenses
Costs of revenue	196,332	148,376
Research, development and manufacturing operations	2,443,194	2,300,948
Selling, general and administrative	4,098,004	4,506,337
Share-based compensation	1,133,963	1,024,758
Depreciation and amortization	79,661	74,142
Impairment loss	-	524,481
Total Costs and Expenses	7,951,154	8,579,042
Loss from Operations	(7,874,381)	(8,537,149)
Other Income/(Expense)
Other income/(expense), net	94,478	818,721
Warrant settlement (Note 10)	-	(743,462)
Interest expense	(51,994)	(665,718)
Total Other Income/(Expense)	42,484	(590,459)
Income/(Loss) on Equity Method Investment	(858)	(2,666)
Net Income/(Loss)	$(7,832,755)	$(9,130,274)
Less: Series 1C preferred stock dividends	(65,944)	(33,301)
Net Income Available to Common Shareholders	$(7,898,699)	$(9,163,575)
Net Income/(Loss) Per Share (Basic and Diluted)	$(3.09)	(10.38)
Weighted Average Common Shares Outstanding (Basic and Diluted)	2,555,794	882,547
Other Comprehensive Income/(Loss)
Foreign currency translation gain/(loss)	7,892	(4,014)
Net Comprehensive Income/(Loss)	$(7,824,863)	$(9,134,288)

The accompanying notes are an integral part of these financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

For the year ended December 31, 2025

	Series A Preferred Stock		Series 1C Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Other Accumulated Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss
Balance at January 1, 2025	48,100	$5	815	$-	1,454,896	$145	$494,983,561	$(491,608,710)	$4,922	3,379,923
Proceeds from sale on ATM facility	-	-	-	-	1,022,434	102	2,570,100	-	-	2,570,202
ATM facility costs	-	-	-	-	-	-	(93,192)	-	-	(93,192)
Proceeds from Public Offering
Common Stock (6/30 @ $1.25)	-	-	-	-	507,000	51	633,157	-	-	633,208
Prefunded warrants (6/30 @ $1.25)	-	-	-	-	-	-	615,722	-	-	615,722
Warrants (6/30 @ $0.75)	-	-	-	-	-	-	751,070	-	-	751,070
Public Offering Costs	-	-	-	-	-	-	(327,303)	-	-	(327,303)
Exercise of prefunded warrants	-	-	-	-	493,000	50	(50)	-	-	-
Share-based compensation	-	-	-	-	1,819	-	1,133,723	-	-	1,133,723
Proceeds from Private Offering
Common Stock (12/8 @ $1.00)	-	-	-	-	769,232	77	770,850	-	-	770,927
Prefunded warrants (12/8 @ $1.00)	-	-	-	-	-	-	256,950	-	-	256,950
Series A warrants (12/8 @ $0.58)	-	-	-	-	-	-	595,735	-	-	595,735
Series B warrants (12/8 @ $0.37)	-	-	-	-	-	-	376,367	-	-	376,367
Private Offering Costs	-	-	-	-	-	-	(250,620)	-	-	(250,620)
Exercise of warrants	-	-	-	-	375,000	37	749,963	-	-	750,000
Series 1C conversions	-	-	(89)	-	38,827	4	(4)	-	-	-
Net Loss	-	-	-	-	-	-	-	(7,832,755)	-	(7,832,755)
Foreign Currency Translation Loss	-	-	-	-	-	-	-	-	7,892	7,892
Balance at December 31, 2025	48,100	$5	726	$-	4,662,208	$466	$502,766,029	$(499,441,465)	$12,814	$3,337,849

The accompanying notes are an integral part of these financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the year ended December 31, 2024

	Series A Preferred Stock		Series 1C Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Other Accumulated Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance at January 1, 2024	48,100	$5	-	$-	238,996	$24	$480,942,860	$(482,478,436)	$8,936	$(1,526,611)
Conversion of L1 Note and Conversions Payable into Common Stock	-	-	-	-	24,118	3	1,256,689	-	-	1,256,692
Sale of Common Stock	-	-	-	-	151,795	15	5,087,829	-	-	5,087,844
Common stock offering costs	-	-	-	-	-	-	(632,604)	-	-	(632,604)
Exercise of prefunded warrants	-	-	-	-	218,775	22	(22)	-	-	-
Proceeds from sale on ATM facility	-	-	-	-	816,847	81	10,057,198	-	-	10,057,279
ATM facility costs	-	-	-	-	-	-	(672,419)	-	-	(672,419)
Share-based compensation	-	-	-	-	865	-	1,009,792	-	-	1,009,792
Common stock issued to settle liabilities	-	-	-	-	3,500	-	38,500	-	-	38,500
Proceeds from issuance of Series 1C Preferred Stock	-	-	815	-	-	-	815,000	-	-	815,000
Series 1C preferred stock issuance costs	-	-	-	-	-	-	(62,721)	-	-	(62,721)
Warrant repurchase	-	-	-	-	-	-	(3,600,000)	-	-	(3,600,000)
Warrant settlement	-	-	-	-	-	-	743,459	-	-	743,459
Net Loss	-	-	-	-	-	-	-	(9,130,274)	-	(9,130,274)
Foreign Currency Translation Loss	-	-	-	-	-	-	-	-	(4,014)	(4,014)
Balance at December 31, 2024	48,100	$5	815	$-	1,454,896	$145	$494,983,561	$(491,608,710)	$4,922	$3,379,923

The accompanying notes are an integral part of these financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2025	2024
Operating Activities:
Net income/(loss)	$(7,832,755)	$(9,130,274)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	79,661	74,142
Share-based compensation	1,133,723	1,009,792
Stock issued for warrant settlement	—	743,459
Stock issued for services	—	38,500
Amortization of debt discount	2,780	103,530
Operating lease asset amortization	547,940	484,300
Loss on equity method investment	858	2,666
Patent write off	—	18,991
Inventory reserve expense	(4,185)	(34,658)
Impairment loss	—	524,481
Gain on settlement of liabilities, net	(35,039)	(165,548)
Gain on Swiss liabilities (Note 5)	—	(541,021)
Other	15,288	—
Changes in operating assets and liabilities:
Accounts receivable	—	—
Inventories	(86,329)	29,051
Prepaid expenses and other current assets	(8,053)	(49,795)
Accounts payable	(19,697)	(129,800)
Related party payable	—	1,538
Operating lease liabilities	(578,153)	(491,440)
Accrued interest	48,768	28,176
Accrued expenses	(168,773)	(939,659)
Net cash (used in) operating activities	(6,903,966)	(8,423,569)
Investing Activities:
Purchase of property, plant and equipment	(32,015)	(421)
Purchase of cost investment	(75,000)	—
Net cash provided by (used in) investing activities	(107,015)	(421)
Financing Activities:
Proceeds from issuance of Series 1C Preferred Stock	—	815,000
Proceeds from bridge loans	—	1,153,750
Repayment of bridge loans	(22,335)	(1,218,465)
Proceeds from issuance of stock and warrants	6,570,181	15,145,123
Financing issuance cost	(671,115)	(1,367,744)
Warrant repurchase	—	(3,600,000)
Exercise of warrants	750,000	—
Payment of convertible notes, cash payable, and other payable	—	(381,664)
Net cash provided by (used in) financing activities	6,626,731	10,546,000
Net change in cash and cash equivalents	(384,250)	2,122,010
Cash and cash equivalents at beginning of period	3,170,743	1,048,733
Cash and cash equivalents at end of period	$2,786,493	$3,170,743
Non-Cash Transactions:
Conversions of preferred stock, convertible notes, and conversions payable to equity	$—	$1,256,692
Exercise of prefunded warrants	$50	$22
Series 1C conversions	$4	$—

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

The Company focus is on integrating its PV products into scalable and high value markets such as space power beaming, aerospace, satellites, near earth orbiting vehicles, fixed wing unmanned aerial vehicles (“UAV”), aquatic, terrestrial, and other weight-sensitive markets (including DoD drone and space operations). The value proposition of Ascent’s proprietary solar technology not only aligns with the needs of customers in these industries, but also overcomes many of the obstacles other solar technologies face in these unique markets. Ascent has the capability to design and develop finished products for end users in these areas as well as collaborate with strategic partners to design and develop custom integrated solutions for products like satellites, spacecraft, airships and fixed-wing UAVs. Ascent sees significant overlap of the needs of end users across some of these industries and can achieve economies of scale in sourcing, development, and production in commercializing products for these customers.

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

Inventories: All inventories are stated at the lower of cost or net realizable value, with cost determined using the weighted average method. Inventory balances are frequently evaluated to ensure they do not exceed net realizable value. The computation for net realizable value takes into account many factors, including expected demand, product life cycle and development plans, module efficiency, quality issues, obsolescence and others. Management's judgment is required to determine reserves for obsolete or excess inventory. As of December 31, 2025, and 2024, the Company had inventory reserve balances of $70,765 and $70,524, respectively. If actual demand and market conditions are less favorable than those estimated by management, additional inventory write downs may be required.

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

Patents: At such time as the Company is awarded patents, patent costs are amortized on a straight-line basis over the legal life on the patents, or over their estimated useful lives, whichever is shorter. As of December 31, 2025, and 2024, the Company had net patent costs of $9,131 and $28,494, respectively. Of these amounts $9,131 and $185 represent costs net of amortization incurred for awarded patents, and the remaining $0 and $28,309 represents costs incurred for patent in process applications as of December 31, 2025 and 2024, respectively. No patent costs were capitalized during the years ended December 31, 2025 and 2024. Amortization expense was $4,075 and $6,493 for the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, future amortization of patents is expected as follows:

2026	$1,367
2027	1,367
2028	1,367
2029	1,367
2030	1,367
Thereafter	2,296
$9,131

Impairment of Long-lived Assets: The Company analyzes its long-lived assets (property, plant and equipment) and definitive-lived intangible assets (patents) for impairment, both individually and as a group, whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Events that might cause impairment would include significant current period operating or cash flow losses associated with the use of a long-lived asset or group of assets combined with a history of such losses, significant changes in the manner of use of assets and significant negative industry or economic trends. An undiscounted cash flow analysis is calculated to determine if impairment exists. If impairment is determined to exist, any related loss is calculated using the difference between the fair value and the carrying value of the assets. During the years ended December 31, 2025 and 2024, the Company recognized an impairment charge of $0 and $524,481, respectively. See Note 4 for further discussion on the impairment charge.

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

As of December 31, 2025, the Company invested $75,000 in a company without a readily determinable value and will make an additional $200,000 investment in four installment payments of $50,000 each payable on or before January 15, 2026, March 15, 2026, May 15, 2026, and July 15, 2026.

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

During the years ended December 31, 2025 and 2024, the Company recognized product revenue of $76,773 and $41,893, respectively. For the year ended December 31, 2025, one customer represented 52% of total product revenue. For the year ended December 31, 2024, one customer represented 53% of total product revenue.

Milestone and engineering revenue. Each milestone and engineering arrangement is a separate performance obligation. The transaction price is estimated using the most likely amount method and revenue is recognized as the performance obligation is satisfied through achieving manufacturing, costs or engineering targets. No milestone revenue was recognized during the years ended December 31, 2025 and 2024.

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

No government contract revenue was recognized for the years ended December 31, 2025 and 2024.

Receivables and Allowance for Doubtful Accounts: Trade accounts receivable are recorded at the invoiced amount as the result of transactions with customers. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company estimates the collectability of accounts receivable using analysis of historical bad debts, customer creditworthiness and current economic trends. The Company also applies the practical expedient allowing the Company to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. Reserves are established on an account-by-account basis and are written off against the allowance in the period in which the Company determines that is it probable that the receivable will not be recovered.

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

As of December 31, 2025 and 2024, the Company had no accounts receivable, net balance and no allowance for doubtful accounts.

The payment terms and conditions in customer contracts vary. Customers required to prepay are represented by deferred revenues, included in Accrued Liabilities on the Balance Sheets, until the Company’s performance obligations are satisfied. Invoiced customers are typically required to pay within 30 days of invoicing. Deferred revenue was as follows:

Balance as of January 1, 2024	$935
Additions	7,700
Recognized as revenue	(7,700)
Balance as of December 31, 2024	935
Additions	71,627
Recognized as revenue	(12,729)
Balance as of December 31, 2025	$59,833

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

Research, Development and Manufacturing Operations Costs: Research, development and manufacturing operations expenses were $2,443,194 and $2,300,948 for the years ended December 31, 2025 and 2024, respectively. Research, development and manufacturing operations expenses include: 1) technology development costs, which include expenses incurred in researching new technology, improving existing technology and performing federal government research and development contracts, 2) product development costs, which include expenses incurred in developing new products and lowering product design costs, and 3) pre-production and production costs, which include engineering efforts to improve production processes, material yields and equipment utilization, and manufacturing efforts to produce saleable product. Research, development and manufacturing operations costs are expensed as incurred, with the exception of costs related to inventoried raw materials, work-in-process and finished goods, which are expensed as cost of revenue as products are sold.

Marketing and Advertising Costs: Marketing and advertising costs are expensed as incurred. Marketing and advertising expenses were $4,227 and $0 for the years ended December 31, 2025 and 2024, respectively.

Other Income (Expense): Other income/(expense), net is comprised as follows:

	Year ended
	December 31, 2025	December 31, 2024
Gain on settlement of liabilities	$35,039	$165,548
Swiss liabilities (Note 4)	-	541,021
Interest income	60,584	88,387
Other	(1,145)	23,765
Total Other Income/(Expense), net	$94,478	$818,721

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

Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity.

Earnings per Share: Earnings per share (“EPS”) are the amount of earnings attributable to each share of common stock. Basic EPS has been computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Income available to common stockholders includes dividends on cumulative preferred stock (whether or not earned). Diluted earnings per share have been computed by dividing net income adjusted on an if-converted basis for the period by the weighted average number of common shares and dilutive common shares outstanding (which consist primarily of warrants, stock options, and convertible securities using the treasury stock method or the if-converted method, as applicable, to the extent they are dilutive).

Approximately 762,000 potentially dilutive shares and 652,000 potentially dilutive warrants for the year ended December 31, 2025 and approximately 49,000 dilutive shares and 115,000 dilutive warrants for the year ended December 31, 2024 were omitted because they were anti-dilutive.

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

Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 improves income tax disclosures by requiring public entities annually to (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 is effective for public entities for annual periods beginning after December 15, 2024. Entities are permitted to early adopt the standard for annual financial statements that have not yet been issued or made available for issuance. The Company adopted the ASU 2023-09 disclosures on a prospective basis.

Recently Issued Accounting Standards

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures ("ASU 2024-03"). ASU 2024-03 requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for public entities for annual periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. Entities are permitted to early adopt and can adopt prospectively or retrospectively. Management is evaluating the impact of this ASU on the Company's financial statements.

In December 2025, the FASB issued ASU 2025-11, Government Grants–Accounting for Government Grants Received by Business Entities ("ASU 2025-11"). ASU 2025-11 established accounting for a government grant received by a business entity, including guidance for (1) a grant related to an asset and (2) a grant related to income. ASU 2025-11 is effective for public entities for annual periods beginning after December 15, 2028 and interim reporting periods within those annual reporting periods. Entities are permitted to early adopt and can elect to adopt using a modified prospective, a modified retrospective, or a retrospective approach. Management is evaluating the impact of this ASU on the Company's financial statements.

NOTE 3. LIQUIDITY, CONTINUED OPERATIONS, AND GOING CONCERN

The Company continued to enter into financing arrangements during the year ended December 31, 2025, to fund operations.

The Company has limited industrial scale production capabilities in its Thornton facility and continues to focus on its research and development activities to improve its PV products. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented our strategy of focusing on selling high value PV products and manufacturing at full industrial scale. During the year ended December 31, 2025 the Company used $6,903,966 in cash for operations. As of December 31, 2025, the Company had $2,205,777 in current liabilities.

Additionally, projected revenues are not anticipated to result in a positive cash flow position for the year 2025 overall and, although as of December 31, 2025, the Company has a working capital of $1,178,902, Management believes that additional financing will be required for the Company to reach a level of sufficient sales to achieve profitability.

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

NOTE 4. ASSET ACQUISITION

On April 17, 2023, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Flisom (the “Seller”), pursuant to which, among other things, the Company purchased certain assets relating to thin-film photovoltaic manufacturing and production from the Seller (collectively, the “Assets”). The Company also acquired, by operation of Swiss law, the employment contracts of certain employees of Seller in Switzerland who were functionally predominantly working with the Assets, subject to such employees being offered the right to remain employed by Seller after the closing of the Transaction.

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

These Assets were not put into operations and during the year ended December 31, 2023, as the purchased Assets were no longer being utilized for its intended purpose, the Company recorded an impairment loss of $3,283,715, representing the difference between the estimated fair value and the carrying value of the Assets. Management estimated the fair value of these Assets using Company specific inputs (including historical and forecasted information) and the Company's assumptions about the use of the Assets as observable inputs were not available. Inputs includes projected selling prices net of projected transaction costs. This analysis incorporated many different assumptions and estimates which involve a high degree of judgment and we determined that these fair value measurements reside primarily within Level 3 of the fair value hierarchy. As of December 31, 2023, the Company's remaining book value of the Assets was approximately $0.8 million and the Company had a payable to Flisom of approximately $0.8 million.

At March 31, 2024, the Company designated the Assets as assets held for sale as all of the following criteria have been met: (i) a formal commitment to a plan to sell a property has been made and exercised; (ii) the property is available for sale in its present condition; (iii) actions required to complete the sale of the property have been initiated; (iv) sale of the property is probable and we expect the sale will occur within one year; and (v) the property is being actively marketed for sale at a price that is reasonable given its current market value. Upon designation as an asset held for sale, the Company recorded the carrying value of the property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and depreciation of the property ceases. As the estimated fair value of $221,519, the selling price of the Assets, was less than their carrying value, the Company recorded an impairment loss of $524,481. On April 1, 2024, the Company sold the Assets to the Landlord in exchange for forgiveness of its $221,519 payables to the Landlord.

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

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

The following table summarizes property, plant and equipment as of December 31, 2025 and 2024:

	As of December 31,
	2025	2024
Furniture, fixtures, computer hardware and computer software	$492,210	$468,588
Leasehold improvements	15,994	15,994
Manufacturing machinery and equipment	18,592,336	19,122,828
Manufacturing machinery and equipment, in progress	32,087	72,508
Depreciable property, plant and equipment	19,132,627	19,679,918
Less: Accumulated depreciation and amortization	(18,942,542)	(19,446,262)
Net property, plant and equipment	$190,085	$233,656

Depreciation expense for the years ended December 31, 2025 and 2024 was $75,586 and $67,649, respectively. Depreciation expense is recorded under “Depreciation and amortization expense” in the Statements of Operations.

NOTE 6. OPERATING LEASES

In September 2020, the Company commenced a operating lease for approximately 100,000 rentable square feet for its manufacturing and operations. The building lease term is for 88 months commencing on September 21, 2020 at a rent of $50,000 per month including taxes, insurance and common area maintenance until December 31, 2020. Beginning January 1, 2021, the rent adjusted to $80,000 per month on a triple net basis and increases at an annual rate of 3% per annum until December 31, 2027. Effective September 1, 2023, the lease was amended to reduce the rentable square feet from 100,000 to approximately 75,000 square feet and the rent and tenant share of expenses decreased in proportion to the reduction in rentable square feet.

As of December 31, 2025 and 2024, assets and liabilities related to the Company's lease were as follows:

	As of December 31,
	2025	2024
Operating lease right-of-use assets, net	$1,332,432	$1,880,372
Current portion of operating lease liability	676,595	578,153
Non-current portion of operating lease liability	788,277	1,464,872

During the years ended December 31, 2025 and 2024 the Company recorded operating lease costs included in Selling, general, and administrative expenses on the Statement of Operations of $761,989 and $761,989, respectively.

Future maturities of the operating lease liability are as follows:

2026	$815,969
2027	840,449
Total lease payments	$1,656,418
Less amounts representing interest	$(191,546)
Present value of lease liability	$1,464,872

The remaining weighted average lease term and discount rate of the operating lease is 24 months and 12%, respectively.

NOTE 7. INVENTORIES

Inventories consisted of the following at December 31, 2025 and 2024:

	As of December 31,
	2025	2024
Raw materials	$542,144	$453,103
Work in process	1,473	—
Finished goods	—	—
Total	$543,617	$453,103

NOTE 8. OTHER PAYABLE

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

NOTE 9. BRIDGE LOANS

	Principal Balance 1/1/2024	New loans	Principal Payments	Principal Balance 12/31/2024	Discount	Bridge Loan, net of discount
Bridge Loans	$—	$1,240,800	$(1,218,465)	$22,335	$(2,780)	$19,555

On February 27, 2024, the Company entered into a loan agreement ("Loan 1") with a lender ("Lender") for an aggregate principal amount of $375,000. The Company paid origination fees of $25,000 for net proceeds of $350,000. The discount is recorded as interest expense ratably over the term of the loan. Under Loan 1, the Company made weekly payments of $19,420 for 28 weeks for a total repayment of $543,750. The Company also had an early repayment option where the Company could repay an aggregate of $478,125 if repaid by April 15, 2024.

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

On April 1 and 2, 2024, the Company closed two loan agreements with a second lender ("Lender 2") for an aggregate principal amount of $180,800. These loans have an original issuance discount of $20,800 for net proceeds of $160,000. The Company repaid a total of $202,496 under these loans. The loans matured on January 30, 2025 and were payable in monthly installments as defined in the loan agreements. Upon a default event, outstanding principal and interest payable would be convertible into Company stock at a 25% discount; however, the conversion price could not be below $25.

The Company repaid all principal and interest due on these loans in January 2025 and recognized interest expense of $3,226 and $46,270, during the year ended December 31, 2025 and 2024, respectively.

NOTE 10. CONVERTIBLE NOTES

The following tables provide a summary of the activity of the Company's convertible notes:

	Principal Balance 1/1/2024	Notes converted	Notes paid	Net Principal Balance 12/31/2024
L1 Capital Global Opportunities Master Fund, Ltd	$406,667	$(400,000)	$(6,667)	$—

Sabby / L1 Convertible Note

On December 19, 2022, the Company entered into a Securities Purchase Contract (the “Purchase Contract”) with two institutional investors (each, an “Investor” and collectively, the “Investors”) for the issuance of $12,500,000 in aggregate principal amount of Senior Secured Original Issue 10% Discount Convertible Advance Notes, for a purchase price of $11,250,000 in cash, net of an original issuance discount of $1,250,000 (the “Registered Advance Notes”) and a $2,500,000 in aggregate principal amount of Senior Secured Original Issue 10% Discount Convertible Advance Notes, for a purchase price of $2,250,000 in cash, net of an original issuance discount of $250,000 (the “Private Placement Advance Notes” and, together with the Registered Advance Notes, the “Advance Notes”). The Advance Notes matured in 18 months, bore 4.5% interest per annum, payable, at the option of the Company, in kind or in cash, subject to certain conditions, and was convertible, at the option of the holders from time to time, into shares of the Company’s Common Stock, or repayable in cash at maturity.

The Advanced Notes were secured by a pledge of all assets of the Company pursuant to a Security Agreement. The Investors could convert the Advanced Notes into shares of the Company’s Common Stock at a conversion price equal to the lower of (1) a 30% premium to the average of the five most recent daily volume weighted average price (“VWAPs”) of the Common Stock as measured on the day prior to the issuance of the Registered Advance Notes (the “Fixed Conversion Price”) and (2) 92.5% of the three lowest VWAPs of the Common Stock on the 10 trading days preceding delivery of a Conversion Notice by an Investor. The conversion price could not be less than $11,400 if required in accordance with the rules and regulations of Nasdaq. An Investor (together with its affiliates) could not convert any portion of such Investor’s Advance Notes to the extent that the Investor would beneficially own more than 4.99% of the Company’s outstanding shares of Common Stock after conversion, except that upon at least 61 days prior notice from the Investor to the Company, the Investor may increase the maximum amount of its beneficial ownership of the Company’s outstanding shares of Common Stock after converting the holder’s Advance Notes to up to 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the conversion.

Additionally, the Investors had the option to require early prepayment of the principal amount of the Registered Advance Notes in cash from up to 30% of the gross proceeds of any subsequent issuance by the Company, for cash, of shares of the Company’s Common Stock or convertible securities, or any combination of units thereof. The Company, pursuant to the terms in the Purchase Contract, 210 days after the date of the Purchase Contract, could request that one of the Investors (the “Additional Advance Notes Investor”) acquire from the Company for a purchase price equal to 90% of the principal amounts thereof, additional Advance Notes (the “Additional Advance Notes”) to be issued in a registered direct offering in an aggregate principal amount not to exceed $1,000,000 (or, with the consent of the Additional Advance Notes Investor, $2,000,000) in any given month, up to an aggregate principal amount of $35,000,000 of Additional Advance Notes, provided, however, that no more than one Additional Advance Note may be issued during any 30-day period.

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

The Company allocated the proceeds as follows:

	Principal Amount	Allocation	Original Note Discount	Transaction Costs	Net Amount
Convertible Debt	$15,000,000	$(2,990,029)	$(1,500,000)	$(1,624,833)	$8,885,138
Warrants	—	2,990,029	—	(462,256)	2,527,773
	$15,000,000	$—	$(1,500,000)	$(2,087,089)	$11,412,911

On May 25, 2023, the Company and each of the Investors amended the Securities Purchase Contract and the Advance Notes to provide that if the Company received a Notice of Conversion at a time that the Conversion Price (or, as applicable, the Alternative Conversion Price) then in effect Price, without regard to the Floor Price (the “Applicable Conversion Price”), was less than the Floor Price then in effect, the Company would issue a number of shares equal to the Conversion Amount divided by such Floor Price and, at its election (x) pay the economic difference between the Applicable Conversion Price and such Floor Price (the “Outstanding Conversion Amount”) in cash at such time or (y) pay the Outstanding Conversion Amount following the consummation of a reverse stock split by the Company (1) in cash or (2) by issuing to the Holder a number of shares of Common Stock with an aggregate value equal to the Outstanding Conversion Amount, with the value per share of Common Stock for purposes of such calculation equal to (i) if such shares are issued on or prior to August 23, 2023, the daily VWAP of the Common Stock on the Trading Day following the date of the consummation of such reverse stock split or (ii) if such shares are issued after August 23, 2023, 90% of the daily VWAP of the Common Stock on the Trading Day following the date of the consummation of such reverse stock split. The Company recorded the Outstanding Conversion Amounts as Conversions Payable on the Balance Sheets. If the VWAP on the conversion day was less than the floor price, then the economic different between the conversion day VWAP and the floor price becomes payable in cash and was recorded as Cash payable on the Balance Sheet.

On December 1, 2023, the Company and each of the Investors agreed that future stock payments of existing conversion payable liabilities would be at an issue price of 100% of the VWAP of the Common Stock on the conversion date, but the conversion price would not be less than the revised Floor Price of $65.

During the year ended December 31, 2023, the Company settled $14.5 million of principal as follows:

Principal Settled
Principal converted into stock	$6,990,269
Principal converted into conversions payable	6,470,540
Cash Payments	1,025,423
Total Principal Settled	$14,486,232

As of December 31, 2023, the Company had a Conversions payable balance of $1,089,160.

During the year ended December 31, 2024, $400,000 of principal was converted for 6,184 shares of common stock and $190,622 of conversions payable. During the year ended December 31, 2024, $1,279,782 of conversions payable was converted into 17,934 shares of common stock and $199,997 of Cash payable. The Company recognized $32,471 in accelerated discounts in Additional Paid-in Capital on the Statements of Changes in Stockholders' Equity (Deficit). The Cash payable was paid in April 2024 with the close of the Company's public offering (see Note 14).

During the year ended December 31, 2023, the Company entered into a series of securities purchase agreements that triggered certain adjustments to the Advance Notes and the Warrants in accordance with the existing terms of the outstanding Advance Notes and the outstanding Warrants. Following these series of adjustments:

1.
The fixed conversion price of the outstanding Advance Notes was lowered to $176 per share of Common Stock;
2.
The exercise price of the outstanding Warrants was lowered to $123 per share of Common Stock; and
3.
The number of shares that the Warrants are exercisable for was increased to 81,160 shares of Common Stock.

On March 6, 2024 and March 7, 2024, the Company entered into Warrant Repurchase Agreements (the “Repurchase Agreements”), with each of the Investors. Pursuant to the Repurchase Agreements, if the Company closes a new capital raising transaction with gross proceeds in excess of $5 million (“Qualified Financing”), the Company would repurchase the Warrants from the Investors for an aggregate purchase price of $3.6 million. Following the delivery of the purchase price to the Investors, the Investors will relinquish all rights, title and interest in the Warrants and assign the same to the Company, and the Warrants will be cancelled. On April 12, 2024, the Company entered into Amended and Restated Warrant Repurchase Agreements (the

“Amendments”) with each of the Investors. Pursuant to the Amendments, on April 12, 2024, the Company and the Investors agreed to the following:

•
First Repurchase. On April 12, 2024, the Investors agreed to convey, assign and transfer 50% of the Warrants to the Company in exchange for the payment by the Company for an aggregate purchase price of $1.8 million.
•
Second Repurchase. On or before April 18, 2024, the Investors agreed to convey, assign and transfer all remaining Warrants to the Company for an aggregate purchase price of $1.8 million.

To extend the repurchase deadline, on April 12, 2024 the Company agreed to issue the Investors approximately 85,500 warrants in aggregate at an exercise price of $11.68 per warrant. These warrants are exercisable at any time, and from time to time, in whole or in part, commencing six months from the closing of the offering and expiring five and a half (5.5) years from the date of issue, and will be exercisable for cash only unless an effective registration statement is not available at the time of exercise, in which case the warrants could be exercised on a cashless basis. The Company recorded an expense of $743,462 as Warrant settlement expense on the Statement of Operations. The expense represents the estimated fair value of the warrants at the issuance date and was determined using the Black Scholes model using the following inputs:

Inputs
Expected stock price volatility	154.5%
Dividend yield	0%
Risk-free interest rate	4.75%
Expected life of the warrants (in years)	2.75

On April 18, 2024, the Company closed offerings of common stock for gross proceeds totaling $5.09 million (see Note 16 for additional information). The $3.6 million of the net proceeds from the closings of the offering were utilized to repurchase and cancel the Warrants. The repurchase of these Warrants eliminated a substantial potential future issuance of common stock at a substantially reduced price as these warrants would have been adjusted in accordance with their terms to provide for the purchase of approximately 850,000 shares of the Company’s common stock at an exercise price of $11.68 if they had not been repurchased by the Company.

The Company also recognized $3,200 in interest expense and $19,300 interest expense for the amortization of the discount for the year ended December 31, 2024.

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

The Series A Preferred Stock may be converted into shares of common stock at the option of the Company if the closing price of the common stock exceeds $23.2 billion, as adjusted, for twenty consecutive trading days, or by the holder at any time. The Company has the right to redeem the Series A Preferred Stock at a price of $8.00 per share, plus any accrued and unpaid dividends. At December 31, 2025, the preferred shares were not eligible for conversion to common shares at the option of the Company. The holder of the preferred shares may convert to common shares at any time. After making adjustment for the Company’s prior reverse stock splits, all 48,100 outstanding Series A preferred shares are convertible into less than one common share. Upon any conversion (whether at the option of the Company or the holder), the holder is entitled to receive any accrued but unpaid dividends.

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

As of December 31, 2025, there were 48,100 shares of Series A Preferred Stock outstanding and accrued and unpaid dividends, included as Accrued Interest on the Balance Sheet, of $611,939. As of December 31, 2024, there $563,171 of accrued and unpaid dividends included as Accrued Interest on the Balance Sheet.

NOTE 12. SERIES 1C PREFERRED STOCK

On October 17, 2024, the Company entered into a securities purchase agreement with accredited investors for a convertible preferred stock financing for approximately $1.9 million of gross proceeds to issue approximately 1,900 shares of Series 1C convertible preferred stock (“Series 1C Preferred Stock”) at a purchase price of $1,000 per share. Approximately 75% of these securities were purchased by officers, directors and advisory board members of the Company. The Company received approximately $815,000 of gross proceeds and remaining subscription receivable was subsequently cancelled. The Series 1C Preferred Stock is convertible into common stock at any time after April 17, 2025 at the option of the holder at an initial fixed conversion price of $2.50 per share of common stock; however, the holder may not convert any portion to the extent that the holder would beneficially own more than 4.99% of the Company's outstanding shares of Common Stock outstanding immediately after giving effect to the conversion.

Holders of the Series 1C Preferred Stock are entitled to dividends on the per share stated value of $1,000 in the amount of 10% per annum, payable quarterly. The dividend rate will increase to 15% if any of the Series 1C Preferred Stock remains outstanding on or after October 17, 2027. Unless the Company elects to pay dividends on the Series 1C Preferred Stock in cash, the Company will cumulate the dividends, in which case the accrued dividend amount shall be added to the stated value of each share of Series 1C Preferred Stock. The Company recorded accrued dividends of $65,944 and $33,301 for the years ended December 31, 2025 and 2024, respectively.

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

During the year ended December 31, 2025, approximately 89 shares of Series 1C Preferred Stock and $8,100 accrued dividend were converted into approximately 38,800 shares of common stock. The stated value was approximately $817,200 and $848,300 as of December 31, 2025 and 2024, respectively. As of December 31, 2025, outstanding Series 1C preferred shares are convertible into approximately 326,900 shares of common stock.

NOTE 13. SERIES Z PREFERRED STOCK

On June 20, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Paul Warley, the Company’s Chief Executive Officer (the “Purchaser”) pursuant to which it issued and sold one (1) share of the Company’s newly designated Series Z Preferred Stock, par value $0.0001 per share (the “Series Z Preferred Stock”), to such Purchaser for an aggregate purchase price of $1,000.

The share of Series Z Preferred Stock is not convertible into, or exchangeable for, shares of any other class or series of stock or other securities of the Company and has no rights with respect to any distribution of assets of the Company, including upon a liquidation, bankruptcy, reorganization, merger, acquisition, sale, dissolution or winding up of the Company, whether voluntarily or involuntarily. The holder of the share of Series Z Preferred Stock will not be entitled to receive dividends of any kind.

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

On August 22, 2024, the Company redeemed the Series Z Preferred Stock and repaid the consideration received.

NOTE 14. STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of December 31, 2025, the Company had 200 million shares of common stock, $0.0001 par value, authorized for issuance. Each share of common stock has the right to one vote. As of December 31, 2025, the Company had 4,662,208 shares of common stock outstanding. The Company has not declared or paid any dividends related to the common stock through December 31, 2025.

During the year ended December 31, 2024, $400,000 of convertible debt principal was converted into 6,184 shares of common stock and $1,279,782 of conversions payable was converted into 17,934 shares of common stock. Additionally, during the year ended December 31, 2024, 7,152 pre-funded warrants that were issued during 2023 were exercised into common stock and 3,500 shares of common stock was issued to settle liabilities.

2025 Public Offering

On June 30, 2025, the Company closed a public offering (the “ Public Offering”) and issued an aggregate of (i) 507,000 shares of common stock of the Company, (ii) 493,000 pre-funded warrants (the “Public Pre-Funded Warrants”) to purchase up to 493,000 shares of Common Stock, and (iii) 1,000,000 warrants to purchase up to 1,000,000 shares of common stock (“Public Warrants”). Each share of common stock or Public Pre-Funded Warrant was sold together with one Public Warrant to purchase one share of common stock. The combined offering price for each share of common stock and Public Warrant was $2.00, and the combined offering price for each Public Pre-Funded Warrant and accompanying Public Warrant was $1.9999, resulting in gross proceeds of approximately $2.0 million (net proceeds of approximately $1.6 million), of which, $260,000 was received on July 1, 2025. The Public Pre-Funded Warrants have an exercise price of $0.0001 per share, be exercisable immediately and expire when exercised in full. Each Public Warrant has an exercise price of $2.00 per share and are immediately exercisable. The Public Warrants will expire on the five-year anniversary of the date of issuance.

Pursuant to an engagement agreement, as amended, with H.C. Wainwright & Co., LLC ("Wainwright" or the “Placement Agent”), the Company paid the Placement Agent in connection with the Public Offering (i) a cash fee equal to 7.0% of the aggregate gross proceeds received in the Public Offering, (ii) a management fee equal to 1.0% of the aggregate gross proceeds received in the Public Offering, and (iii) reimbursement of up to $100,000 for legal fees and expenses and other out of pocket expenses. Also pursuant to the engagement agreement, the Company, in connection with the Public Offering, issued to the Placement Agent or its designees warrants (the “Public Placement Agent Warrants”) to purchase up to an aggregate of 70,000 shares of common stock. The Public Placement Agent Warrants have an exercise price of $2.50 per share (which represents 125% of the combined public offering price per share of common stock and accompanying Public Warrants), will expire on June 27, 2030, and are exercisable upon issuance.

The $2.0 million was allocated between the common stock or Public Pre-Funded Warrants and Public Common Stock Warrants purchased based on the relative fair value of these instruments. The fair value of the common stocks or Public Pre-Funded Warrants was determined using the closing price of the stock at close of the Offering (Level 1 on the fair value hierarchy) and the fair value of the Public Warrants was determined using the Black Scholes model using the following inputs (Level 2 on the fair value hierarchy):

Inputs
Expected stock price volatility	156.5%
Dividend yield	0%
Risk-free interest rate	3.7%
Expected life of the options (in years)	2.5

2025 Private Offering

On December 5, 2025, the Company entered into a securities purchase agreement with certain institutional and accredited investors (the "2025 PIPE Investors") for the issuance and sale in a private placement (the “2025 Private Placement”) of (i) 769,232 shares of the Company’s common stock, (ii) pre-funded warrants (“2025 PIPE Pre-Funded Warrants”) to purchase up to 256,411 shares of common stock, at an exercise price of $0.0001 per share, (iii) Series A warrants (the “2025 Series A Warrants”) to purchase up to 1,025,643 shares of common stock at an exercise price of $1.70 per share, and (iv) Series B warrants (the “2025 Series B Warrants” and, together with the Series A Warrants, the “2025 PIPE Warrants”) to purchase up to 1,025,643 shares of common stock at an exercise price of $1.70 per share. The purchase price per share of common stock and accompanying 2025 PIPE Warrants was $1.95 and the purchase price per 2025 PIPE Pre-Funded Warrant and accompanying 2025 PIPE Warrants was $1.9499 resulting in gross proceeds of approximately $2.0 million (net proceeds of approximately $1.7 million).

The 2025 PIPE Warrants have an exercise price of $1.70 per share and are exercisable immediately upon issuance. The 2025 Series A Warrants have a term of exercise equal to five (5) years following the effective date of a registration statement and the 2025 Series B Warrants have a term of exercise equal to eighteen (18) months following the effective date of a registration statement.

A holder of the 2025 PIPE Pre-Funded Warrants and 2025 PIPE Warrants may not exercise any portion of such holder’s 2025 PIPE Pre-Funded Warrants or 2025 PIPE Warrants to the extent that the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the Company’s outstanding shares of common stock immediately after exercise, except that upon at least 61 days’ prior notice from the holder to the Company, the holder may increase the beneficial ownership limitation to up to 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise.

In connection with the 2025 Private Placement, the Company entered into a registration rights agreement (the “2025 Registration Rights Agreement”), dated as of December 5, 2025, with the 2025 PIPE Investors, pursuant to which the Company agreed to prepare and file a registration statement with the Securities and Exchange Commission (the “SEC”) registering the resale of the shares of common stock and the shares of common stock underlying the 2025 PIPE Pre-Funded Warrants and the 2025 PIPE Warrants no later than thirty (30) days after the date of the 2025 Registration Rights Agreement (the “2025 PIPE Registration Statement”), and to use its best efforts to have the 2025 PIPE Registration Statement declared effective as promptly as practical thereafter, and in any event no later than sixty (60) days following the date of the 2025 Registration Rights Agreement (or ninety (90) days following the date of the 2025 Registration Rights Agreement in the event of a “full review” by the SEC). The 2025 PIPE Registration Statement was declared effective on January 6, 2026.

Pursuant to an engagement agreement, as amended, the Company agreed to pay the Placement Agent in connection with the 2025 Private Placement (i) a cash fee equal to 7.0% of the aggregate gross proceeds received in the 2025 Private Placement, and (ii) reimbursement of up to $85,000 for legal fees and expenses, and out of pocket expenses and non-accountable expenses. Additionally, the Company agreed to issue to the Placement Agent or its designees warrants (the “2025 PIPE Placement Agent Warrants”) to purchase up to an aggregate of 71,795 shares of common stock. The 2025 PIPE Placement Agent Warrants have an exercise price of $2.4375 per share (which represents 125% of the combined 2025 Private Placement offering price), expire five (5) years following the effective date of the 2025 PIPE Registration Statement and became exercisable upon issuance. In addition, upon the exercise for cash of any privately-placed, unregistered warrants issued to investors in an offering, which includes the 2025 Private Placement, the Company has agreed to issue to Placement Agent (or its designees), within five (5) business days of the Company’s receipt of the exercise price, Placement Agent Warrants to purchase that number of shares of common stock of the Company equal to 7.0% of the aggregate number of such shares of common stock underlying such warrants that have been so exercised and such Placement Agent Warrants will be in the same form and terms as the 2025 PIPE Placement Agent Warrants originally issued in the applicable offering.

In January, 2026, 1,024,232 of the 2025 Series A Warrants and 1,024,232 of the 2025 Series B Warrants were exercised. In connection with the exercise of these warrants, the Company (i) paid the Placement Agent a cash fee equal to $243,767 and (ii) issued to the Placement Agent or its designees warrants to purchase up to an aggregate of 143,392 shares of common stock. These warrants have an exercise price of $2.4375 and are exercisable upon issuance. 71,696 of of these warrants will expire on January 6, 2031 and 71,696 of these warrants will expire on July 6, 2027.

The $2.0 million was allocated between the common stock or PIPE Pre-Funded Warrants and PIPE Warrants purchased based on the relative fair value of these instruments. The fair value of the common stocks or PIPE Pre-Funded Warrants was determined using the closing price of the stock at close of the Private Placement (Level 1 on the fair value hierarchy) and the fair value of the PIPE Warrants was determined using the Black Scholes model using the following inputs (Level 2 on the fair value hierarchy):

	Series A Warrant Inputs	Series B Warrant Inputs
Expected stock price volatility	91.2%	91.2%
Dividend yield	0%	0%
Risk-free interest rate	3.6%	3.7%
Expected life of the options (in years)	2.58	0.83

At The Market Offering

On May 16, 2024, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) Wainwright, to sell shares of its common stock, from time to time, through an “at the market offering” program. The sales, if any, of the common stock made under the ATM Agreement will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on or through the Nasdaq Capital Market or on any other existing trading market for the Company’s common stock. The Company will pay Wainwright a commission rate equal to 3.0% of the aggregate gross proceeds from each sale of common stock and will also reimburse Wainwright for certain specified expenses in connection with entering into the ATM Agreement, including certain fees and out-of-pocket expenses of its legal counsel.

The Company sold 1,022,434 and 816,848 shares of common stock at an average price of $2.53 and $12.31 per share, resulting in aggregate gross proceeds of approximately $2.6 million and $10 million during years ended December 31, 2025 and 2024, respectively.

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

The net proceeds from the closings of the Offering were utilized to retire approximately $200,000 of cash payable and $3.6 million to repurchase and cancel the Warrants that were both issued with our secured notes issued in December 2022 (see Note 10).

Warrants

During the year ended December 31, 2025, 868,000 warrants were exercised at exercise prices between $0.0001 and $2.00 per share. Subsequent to December 31, 2025, 4,343,464 warrants were exercised at exercise prices between $0.0001 and $2.50 per share.

As of December 31, 2025, there were approximately 3,218,000 outstanding warrants with exercise prices between $0.0001 and $74,086 per share.

As of December 31, 2024, there were approximately 143,000 outstanding warrants with exercise prices between $11.68 and $74,086 per share.

Preferred Stock

As of December 31, 2025, the Company had 25,000,000 shares of preferred stock, $0.0001 par value, authorized for issuance. Preferred stock may be issued in classes or series. Designations, powers, preferences, rights, qualifications, limitations and restrictions are determined by the Company’s Board of Directors.

Series A Preferred Stock

Refer to Note 11 for Series A Preferred Stock activity.

Series 1C Preferred Stock

Refer to Note 12 for Series 1C Preferred Stock activity.

Series Z Preferred Stock

Refer to Note 13 for Series Z Preferred Stock activity.

NOTE 15. SHARE-BASED COMPENSATION

On December 12, 2022, the Company’s Board of Directors appointed Paul Warley as the Company’s new Chief Financial Officer and granted him an inducement grant of RSUs for an aggregate of 35 shares of Ascent’s common stock. 20% of the RSUs are fully vested upon grant. The remaining 80% of the RSUs vests in equal monthly increments over the next 36 months. Any outstanding and unvested RSUs will accelerate and fully vest upon the earlier of (i) a change of control and (ii) the termination of Mr. Warley’s employment for any reason other than (x) by the Company for cause or (y) by Mr. Warley without good reason. The estimated fair value of the restricted stock unit is $59,600, the closing price at grant date. All RSUs settled by January 1, 2026.

In January 2024, the Company granted 4,590 shares of restricted stock units to employees and directors. One third of these shares vested on March 31, 2024. The remaining unvested shares vested pro rata on January 1, 2025 and January 1, 2026. The Company also granted members of our advisory board an aggregate of 200 shares of restricted stock units. The advisory shares originally vested pro rata on January 1, 2025 and January 1, 2026; however, were amended to vest pro rata on June 30, 2024 and January 1, 2025.

The Company had a total of 1,522 unvested units as of December 31, 2025 that vested on January 1, 2026. There was no remaining share-based compensation expense as of December 31, 2025. The Company recognized share-based compensation expense related to restricted stock grants of $672,644 and $809,022 for the years ended December 31, 2025 and 2024, respectively. The following table summarizes non-vested restricted stock and the related activity as of and for the years ended December 31, 2025:

	Shares	Weighted Average Grant Date Fair Value
Non-vested Beginning of the Year	3,188	$250.32
Granted	—	—
Vested	(1,650)	400.40
Forfeited	(16)	51.01
Non-vested End of the Year	1,522	$76.45

The fair values of the respective vesting dates of RSUs was $5,106 and $7,149 for the years ended December 31, 2025 and 2024, respectively.

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

The following table summarizes options activity as of December 31, 2025:

	Shares	Weighted Average Exercise Price
Stock Options Outstanding, Beginning of the Year	124,850	$4.15
Granted	506,000	1.63
Exercised	—	—
Forfeited / Expired	(9,666)	2.26
Stock Options Outstanding End of the Year	621,184	$2.15

Options Vested or Convertible, End of the Year	250,734
Unvested Options that are expected to vest in the future, End of the Year	370,450

At December 31, 2025, there was approximately $410,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be recognized in earnings over a weighted average period of 1.3 years.

The weighted average remaining contractual term for all options outstanding at December 31, 2025, was 9.3 years and the aggregate intrinsic value (difference in exercise price and closing price at that date) was approximately $1.2 million. The weighted average remaining contractual term for options vested and exercisable at December 31, 2025, was 9.2 years and the aggregate intrinsic value was approximately $407,000.

NOTE 16. INCOME TAXES

All of the Company's pretax loss from operations were generated from its domestic operations for the year ended December 31, 2025 and 2024. The principal causes of the difference between the federal statutory rate and the effective income tax rate for each of the years below are as follows:

	Year Ended December 31, 2025
	Amount	Percentage
Federal statutory rate	$(1,644,879)	21.0%
State and local income taxes, net of federal income tax effect	—	—%
Domestic federal:
Change in valuation allowance	1,231,073	(15.7)%
Permanent impact of stock compensation adjustments	360,934	(4.6)%
Other	11,402	(0.2)%
Other Adjustments	41,470	(0.6)%
Total	$—	0.0%

2024
Federal statutory rate	21.0%
State statutory rate	3.1%
Permanent tax differences	(2.2)%
Deferred true-ups	(18.4)%
Deferred rate change	(3.7)%
Change in valuation allowance	0.2%
Total	0.0%

Deferred income taxes reflect an estimate of the cumulative temporary differences recognized for financial reporting purposes from that recognized for income tax reporting purposes. At December 31, 2025 and 2024, the components of these temporary differences and the deferred tax asset were as follows:

	As of December 31,
	2025	2024
Deferred Tax Assets
Accrued expenses	$31,000	$69,000
Inventory allowance	18,000	17,000
Operating lease liability	367,000	499,000
Tax effect of NOL carryforward	82,552,000	79,943,000
Share-based compensation	269,000	406,000
Section 174 costs	2,000	653,000
Warranty reserve	—	5,000
Gross Deferred Tax Assets	83,239,000	81,592,000
Valuation allowance	(82,903,000)	(81,122,000)
Net Deferred Tax Assets	$336,000	$470,000
Deferred Tax Liabilities
Operating lease right-of-use asset, net	(334,000)	(459,000)
Depreciation	—	(4,000)
Amortization	(2,000)	(7,000)
Net Deferred Tax Liabilities	$(336,000)	$(470,000)
Total	—	—

At December 31, 2025, the Company had $233.6 million of cumulative net operating loss carryforwards for federal income tax purposes that were available to offset future taxable income through the year 2037. At December 31, 2025, the Company had $100.8 million of cumulative net operating loss carryforwards for federal income tax purposes that were available to offset future taxable income indefinitely. Under the Internal Revenue Code, the future utilization of net operating losses may be limited in certain circumstances where there is a significant ownership change. The Company prepared an analysis for the year ended December 31, 2012 and determined that a significant change in ownership had occurred as a result of the cumulative effect of the sales of common stock through its offerings. Such change resulted in a limitation of the Company’s utilizable net operating loss carryforwards and ultimately a write-off of the associated limited NOLs in the amount of $87 million. Available net operating loss carryforwards may be further limited in the event of another significant ownership change.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical losses and projections of future taxable income over the periods in which the deferred tax assets are deductible, management believes it is not more-likely-than-not that the Company will realize the benefits of these deductible differences at December 31, 2025. The Company’s deferred tax valuation allowance was $82.9 million and $81.1 million for the year ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, the Company has not recorded a liability for uncertain tax positions. No interest and penalties related to uncertain tax positions were accrued at December 31, 2025.

The Company believes its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. With few exceptions, we are no longer subject to federal, state, or foreign income tax examinations by tax authorities for years before 2022.

On July 4, 2025, the One Big Beautiful Bill (“OBBB”) Act, which includes a broad range of elective tax law items available in 2025 and prescribed tax law changes in 2026, was signed into law in the United States. The Company has reflected the impact of the OBBB’s elective tax law items in its financial statements for the period ending December 31, 2025.

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

NOTE 18. RETIREMENT PLAN

The Company has a qualified 401(k) plan which provides retirement benefits for all of its eligible employees. Under the plan, employees become eligible to participate at the first entry date, provided they are at least 21 years of age. The Company will match 100% of the first four percent of employee contributions. In addition, the Company may make discretionary contributions to the Plan as determined by the Board of Directors. Employees are immediately vested in all salary reduction contributions. Employer contributions vest over a three-year period, one-third per year. Employer 401(k) match expense was $75,149 and $74,062 for the year ended December 31, 2025 and 2024, respectively. 401(k) match expenses are recorded under “Research, development and manufacturing operations" expense and “Selling, general and administrative" expense in the Statements of Operations.

NOTE 19. SUBSEQUENT EVENTS

January PIPE Offering

On January 23, 2026, the Company entered into a securities purchase agreement (the “2026 PIPE Purchase Agreement”) with certain institutional and accredited investors (the “2026 PIPE Investors”) for the issuance and sale in a private placement (the “2026 Private Placement”) of (i) 454,546 shares of the Company’s common stock, (ii) pre-funded warrants (“2026 PIPE Pre-Funded Warrants”) to purchase up to 1,363,636 shares of common stock, at an exercise price of $0.0001 per share, (iii) Series A warrants (the “2026 Series A Warrants”) to purchase up to 1,818,182 shares of common stock at an exercise price of

$5.50 per share, and (iv) Series B warrants (the “2026 Series B Warrants” and, together with the 2026 Series A Warrants, the “2026 PIPE Warrants”) to purchase up to 909,091 shares of common stock at an exercise price of $5.50 per share. The purchase price per share of common stock and accompanying 2026 PIPE Warrants was $5.50 and the purchase price per 2026 PIPE Pre-Funded Warrant and accompanying 2026 PIPE Warrants was $5.4999.

The 2026 PIPE Warrants have an exercise price of $5.50 per share and are exercisable immediately upon issuance. The 2026 PIPE Series A Warrants have a term of exercise equal to five (5) years following the effective date of a registration statement and the 2026 PIPE Series B Warrants have a term of exercise equal to eighteen (18) months following the effective date of a registration statement.

The 2026 PIPE Pre-Funded Warrants are exercisable immediately, may be exercised at any time until all of the 2026 PIPE Pre-Funded Warrants are exercised in full, and have an exercise price of $0.0001 per share.

A holder of the 2026 PIPE Pre-Funded Warrants and 2026 PIPE Warrants may not exercise any portion of such holder’s 2026 PIPE Pre-Funded Warrants or 2026 PIPE Warrants if, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the Company’s outstanding shares of common stock immediately after exercise, except that upon at least 61 days’ prior notice from the holder to the Company, the holder may increase the beneficial ownership limitation to up to 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise.

In connection with the 2026 Private Placement, the Company entered into a registration rights agreement (the “2026 Registration Rights Agreement”), dated as of January 23, 2026, with the 2026 PIPE Investors, pursuant to which the Company agreed to prepare and file a registration statement with the SEC registering the resale of the shares of common stock and the shares of common stock underlying the 2026 PIPE Pre-Funded Warrants and 2026 PIPE Warrants no later than fifteen (15) days after the date of the 2026 PIPE Registration Rights Agreement (the “2026 PIPE Registration Statement”), and to use its best efforts to have the 2026 PIPE Registration Statement declared effective as promptly as practical thereafter, and in any event no later than forty five (45) days following the date of the Registration Rights Agreement (or seventy five (75) days following the date of the 2026 PIPE Registration Rights Agreement in the event of a “full review” by the SEC). The 2026 PIPE Registration Statement was declared effective on February 11, 2026.

Additionally, pursuant to the amended engagement agreement, the Company agreed to pay the Placement Agent in connection with the 2026 Private Placement (i) a cash fee equal to 7.0% of the aggregate gross proceeds received in the Private Placement, and (ii) reimbursement of up to $85,000 for legal fees and expenses, and out of pocket expenses and non-accountable expenses. Also pursuant to the Engagement Agreement, the Company, in connection with the 2026 Private Placement, agreed to issue to the Placement Agent or its designees warrants (the “2026 Placement Agent Warrants”) to purchase up to an aggregate of 127,272 shares of Common Stock (the “2026 Placement Agent Warrant Shares”). The 2026 Placement Agent Warrants have an exercise price of $6.875 per share (which represents 125% of the combined 2026 Private Placement offering price), expire five (5) years following the effective date of a registration statement and became exercisable upon issuance.

In addition, upon the exercise for cash of any privately-placed, unregistered warrants issued to investors in an offering (an “Offering”), which includes the 2026 Private Placement, the Company has agreed to, within five (5) business days of the Company’s receipt of the exercise price, (i) pay the Placement Agent a cash fee equal to 7.0% of the aggregate exercise price paid in cash and (ii) issue to Placement Agent (or its designees), warrants to purchase that number of shares of common stock of the Company equal to 7.0% of the aggregate number of such shares of common stock underlying such warrants that have been so exercised, and such Placement Agent warrants will be in the same form and terms as the warrants issued to the Placement Agent originally issued in the applicable Offering.

Pursuant to the Purchase Agreement, the Company agreed not to issue any shares of common stock or common stock equivalents or to file any other registration statement with the SEC (in each case, subject to certain exceptions, including an exception for the sale and issuance of shares of common stock pursuant to an at-the-market offering with the Placement Agent as sales agent at a price per share greater than or equal to $7.00, subject to adjustments (the “ATM Exception”)) until thirty (30) days after the effective date of a registration statement. The Company has also agreed not to effect or agree to effect any Variable Rate Transaction (as defined in the Purchase Agreement) until one (1) year after the effective date of the Registration Statement (subject to certain exceptions, including the ATM Exception).