Form 10-Q
period 2026-03-31
Ascent Solar Technologies, Inc.
filed 2026-05-08
CIK 1350102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 8, 2026, there were 9,461,887 shares of our common stock issued and outstanding.

ASCENT SOLAR TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

For the Period Ended March 31, 2026

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
•
General economic and business conditions, and in particular, conditions specific to the solar power industry; and
•
Other risks and uncertainties discussed in greater detail elsewhere in this Quarterly Report and in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025

There may be other factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements. We undertake no obligation to publicly update or revise forward-looking statements to reflect subsequent events or circumstances after the date made, or to reflect the occurrence of unanticipated events, except as required by law.

References to “we,” “us,” “our,” “Ascent,” “Ascent Solar” or the “Company” in this Quarterly Report mean Ascent Solar Technologies, Inc.

ASCENT SOLAR TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

CONDENSED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
Current Assets:
Cash and cash equivalents	$16,072,394	$2,786,493
Trade receivables, net of allowance of $0 and $0, respectively	8,301	-
Inventories, net	564,710	543,617
Prepaid and other current assets	135,067	54,569
Total current assets	16,780,472	3,384,679

Property, Plant and Equipment:	19,059,301	19,132,627
Accumulated depreciation	(18,890,351)	(18,942,542)
Property, Plant and Equipment, net	168,950	190,085

Other Assets:
Operating lease right-of-use assets, net	1,184,275	1,332,432
Patents, net of accumulated amortization of $141,531 and $141,189 respectively	8,789	9,131
Equity method investment	65,925	69,221
Other investment	275,000	75,000
Other non-current assets	1,271,355	1,271,355
	2,805,344	2,757,139
Total Assets	$19,754,766	$6,331,903
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$479,639	$394,701
Related party payables	11,538	5,769
Accrued expenses	214,135	240,857
Accrued payroll	312,025	211,275
Accrued professional services fees	55,087	62,039
Accrued interest	626,566	614,541
Current portion of operating lease liability	703,278	676,595
Total current liabilities	2,402,268	2,205,777
Long-Term Liabilities:
Non-current operating lease liabilities	599,942	788,277
Total liabilities	3,002,210	2,994,054
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Series A preferred stock, $.0001 par value; 750,000 shares authorized; 48,100 and 48,100 shares issued and outstanding, respectively ($1,008,764 and $996,739 Liquidation Preference, respectively)	5	5
Series 1C preferred stock, $.0001 par value; 4,000 shares authorized; 726 and 726 shares issued and outstanding, respectively ($921,360 and $898,895 Liquidation Preference, respectively)	-	-
Common stock, $0.0001 par value, 200,000,000 authorized; 9,461,887 and 4,662,208 shares issued and outstanding, respectively	946	466
Additional paid in capital	518,359,089	502,766,029
Accumulated deficit	(501,618,627)	(499,441,465)
Accumulated other comprehensive loss	11,143	12,814
Total stockholders’ equity	16,752,556	3,337,849
Total Liabilities and Stockholders’ Equity	$19,754,766	$6,331,903

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues
Products	$28,944	$15,624
Milestone and engineering	23,000	-
Total Revenues	51,944	15,624
Costs and Expenses
Costs of revenue	70,737	24,115
Research, development and manufacturing operations	694,221	558,744
Selling, general and administrative	1,440,474	950,771
Share-based compensation	87,486	211,513
Depreciation and amortization	21,477	16,911
Total Costs and Expenses	2,314,395	1,762,054
Loss from Operations	(2,262,451)	(1,746,430)
Other Income/(Expense)
Other income/(expense), net	98,939	87,385
Interest expense	(12,025)	(15,251)
Total Other Income/(Expense)	86,914	72,134
Income/(Loss) on Equity Method Investments	(1,625)	-
Net Income/(Loss)	$(2,177,162)	$(1,674,296)
Less: Series 1C preferred stock dividends	(20,429)	(53,068)
Net Income Available to Common Shareholders	$(2,197,591)	$(1,727,364)
Net Income/(Loss) Per Share (Basic and Diluted)	$(0.27)	$(1.13)
Weighted Average Common Shares Outstanding (Basic and Diluted)	7,969,478	1,487,291
Other Comprehensive Income/(Loss)
Foreign currency translation gain/(loss)	(1,671)	2,498
Net Comprehensive Income/(Loss)	$(2,178,833)	$(1,671,798)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

For the Three Months Ended March 31, 2026

	Series A Preferred Stock		Series 1C Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Other Accumulated Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2026	48,100	$5	726	$-	4,662,208	$466	$502,766,029	$(499,441,465)	$12,814	$3,337,849
Proceeds from private offering										-
Common stock (1/26 @ $2.64)	-	-	-	-	454,546	45	1,200,714	-	-	1,200,759
Prefunded warrants (1/26 @ $2.64)	-	-	-	-	-	-	3,602,201	-	-	3,602,201
Series A warrants (1/26 @ $2.13)	-	-	-	-	-	-	3,878,986	-	-	3,878,986
Series B warrants (1/26 @ $0.72)	-	-	-	-	-	-	1,317,977	-	-	1,317,977
Private offering costs	-	-	-	-	-	-	(799,284)	-	-	(799,284)
Exercise of prefunded warrants	-	-	-	-	1,420,047	142	(44)	-	-	98
Exercise of warrants	-	-	-	-	2,923,417	293	6,706,378	-	-	6,706,671
Exercised PIPE warrants cost (Note 10)	-	-	-	-	-	-	(401,267)	-	-	(401,267)
Share-based compensation	-	-	-	-	1,669	-	87,399	-	-	87,399
Net Loss	-	-	-	-	-	-	-	(2,177,162)	-	(2,177,162)
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	(1,671)	(1,671)
Balance at March, 31, 2026	48,100	$5	726	$-	9,461,887	$946	$518,359,089	$(501,618,627)	$11,143	$16,752,556

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

For the Three Months Ended March 31, 2025

	Series A Preferred Stock		Series 1C Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Other Accumulated Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2025	48,100	$5	815	$-	1,454,896	$145	$494,983,561	$(491,608,710)	$4,922	$3,379,923
Proceeds from sale on ATM facility	-	-	-	-	249,262	26	680,837	-	-	680,863
ATM facility costs							(22,943)			(22,943)
Share-based compensation	-	-	-	-	1,819	-	211,273	-	-	211,273
Net Loss	-	-	-	-	-	-	-	(1,674,296)	-	(1,674,296)
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	2,498	2,498
Balance at March, 31, 2025	48,100	$5	815	$-	1,705,977	$171	$495,852,728	$(493,283,006)	$7,420	$2,577,318

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
	March 31,
	2026	2025
Operating Activities:
Net income/(loss)	$(2,177,162)	$(1,674,296)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	21,477	16,911
Share-based compensation	87,399	211,273
Operating lease asset amortization	148,157	130,579
Amortization of debt discount	—	2,780
Loss on equity method investment	1,625	—
Inventory reserve expense	6,626	(82)
Gain on settlement of liabilities, net	—	(35,039)
Changes in operating assets and liabilities:
Accounts Receivable	(8,301)	—
Inventories	(27,719)	3,387
Prepaid expenses and other current assets	(80,498)	(89,308)
Accounts payable	84,938	(1,251)
Related party payable	5,769	5,769
Operating lease liabilities	(161,652)	(138,132)
Accrued interest	12,025	12,025
Accrued expenses	67,076	5,354
Net cash used in operating activities	(2,020,240)	(1,550,030)
Investing Activities:
Payments on purchase of assets	—	(483)
Contributions to cost investment	(200,000)	—
Net cash used in investing activities	(200,000)	(483)
Financing Activities:
Repayment of bridge loans	—	(22,335)
Proceeds from issuance of Common Stock	9,999,923	680,863
Financing issuance cost	(799,284)	(22,943)
Exercise of warrants	6,706,769	—
Exercised PIPE warrants cost	(401,267)	—
Net cash provided by (used in) financing activities	15,506,141	635,585
Net change in cash and cash equivalents	13,285,901	(914,928)
Cash and cash equivalents at beginning of period	2,786,493	3,170,743
Cash and cash equivalents at end of period	$16,072,394	$2,255,815
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$446

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

NOTE 2. BASIS OF PRESENTATION

The accompanying, unaudited, condensed financial statements have been derived from the accounting records of the Company as of March 31, 2026, and December 31, 2025, and the results of operations for the three months ended March 31, 2026, and 2025.

The accompanying, unaudited, condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and footnotes typically found in U.S. GAAP audited annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. The unaudited Condensed Balance Sheet at December 31, 2025, has been derived from the audited financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. These unaudited condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were described in Note 2 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes to our accounting policies as of March 31, 2026.

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

During the three months ended March 31, 2026 and 2025, the Company recognized product revenue of $28,944 and $15,624, respectively.

Milestone and engineering revenue. Each milestone and engineering arrangement is a separate performance obligation. The transaction price is estimated using the most likely amount method and revenue is recognized as the performance obligation is satisfied through achieving manufacturing, cost, or engineering targets. During the three months ended March 31, 2026 and 2025, the Company recognized milestone and engineering revenue of $23,000 and $0, respectively.

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

No government contract revenue was recognized during the three months ended March 31, 2026 and 2025.

Accounts Receivable. As of March 31, 2026, the Company had $8,301 in accounts receivable, net and no allowance for doubtful accounts. The Company had no accounts receivable, net balance and no allowance for doubtful accounts as of December 31, 2025.

Deferred revenue for the three months ended March 31, 2026 was as follows:

Balance as of January 1, 2026	$59,833
Additions	28,335
Recognized as revenue	(43,643)
Balance as of March 31, 2026	$44,525

$31,998 of the amount recognized as revenue from deferred revenue was included in deferred revenue as of December 31, 2025.

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

As of March 31, 2026, the Company invested $275,000 in a company without a readily determinable value.

Other Assets: Other non-current assets is comprised of the following:

	March 31,	December 31,
	2026	2025
Lease security deposit	$625,000	$625,000
Spare machine parts	646,355	646,355
Total Other Assets	$1,271,355	$1,271,355

Earnings per Share: Earnings per share (“EPS”) are the amount of earnings attributable to each share of common stock. Basic EPS has been computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Income available to common stockholders has been computed by deducting dividends accumulated for the period on cumulative preferred stock (whether or not earned). Diluted earnings per share has been computed by dividing income available to common stockholders adjusted on an if-converted basis for the period by the weighted average number of common shares and potentially dilutive common share outstanding (which consist of warrants, options, restricted stock units and convertible securities using the if-converted or treasury stock method to the extent they are dilutive). Approximately 3,478,000 and 270,000 shares of dilutive shares were excluded from the three months period ended March 31, 2026 and 2025, respectively, EPS calculation as their impact is antidilutive.

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

Recently Issued Accounting Policies

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures ("ASU 2024-03"). ASU 2024-03 requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for public entities for annual periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. Entities are permitted to early adopt and can elect to adopt prospectively or retrospectively. Management is evaluating the impact of this ASU on the Company's financial statements.

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

NOTE 4. LIQUIDITY, CONTINUED OPERATIONS, AND GOING CONCERN

The Company continued to enter into financing arrangements including the sale of common stock and warrants during the three months ended March 31, 2026, to fund operations.

The Company has limited industrial scale production capabilities in its Thornton facility and continues to focus on its research and development activities to improve its PV products. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented our strategy of focusing on selling high value PV products and manufacturing at full industrial scale. During the three months ended March 31, 2026, the Company used $2,020,240 in cash for operations. As of March 31, 2026, the Company had $2,402,268 in current liabilities.

Additionally, projected revenues are not anticipated to result in a positive cash flow position for the year 2025 overall and, although the Company has, as of March 31, 2026, working capital of $14,378,204, Management believes that additional financing will be required for the Company to reach a level of sufficient sales to achieve profitability.

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

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

The following table summarizes property, plant and equipment as of March 31, 2026 and December 31, 2025:

	As of March 31,	As of December 31,
	2026	2025
Furniture, fixtures, computer hardware and computer software	$418,884	$492,210
Leasehold improvements	15,994	15,994
Manufacturing machinery and equipment	18,592,336	18,592,336
Manufacturing machinery and equipment, in progress	32,087	32,087
Total property, plant and equipment	19,059,301	19,132,627
Less: Accumulated depreciation and amortization	(18,890,351)	(18,942,542)
Net property, plant and equipment	$168,950	$190,085

Depreciation expense for the three months ended March 31, 2026 and 2025 was $21,135 and $16,726, respectively. Depreciation expense is recorded under “Depreciation and amortization expense” in the unaudited Condensed Statements of Operations.

NOTE 6. OPERATING LEASE

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

As of March 31, 2026 and December 31, 2025, assets and liabilities related to the Company’s leases were as follows:

	As of March 31,	As of December 31,
	2026	2025
Operating lease right-of-use assets, net	$1,184,275	$1,332,432
Current portion of operating lease liability	703,278	676,595
Non-current portion of operating lease liability	599,942	788,277

During the three months ended March 31, 2026 and 2025, the Company recorded operating lease expense included in selling, general and administrative expenses of $190,497 and $190,497, respectively.

Future maturities of the operating lease liability are as follows:

Remainder of 2026	611,977
2027	840,449
Total lease payments	1,452,426
Less amounts representing interest	(149,206)
Present value of lease liability	$1,303,220

The remaining weighted average lease term and discount rate of the operating leases is 21 months and 12.0%, respectively.

NOTE 7. INVENTORIES

Inventories, net of reserves, consisted of the following at March 31, 2026 and December 31, 2025:

	As of March 31,	As of December 31,
	2026	2025
Raw materials	$561,414	$542,144
Work in process	3,296	1,473
Finished goods	-	-
Total	$564,710	$543,617

NOTE 8. SERIES A PREFERRED STOCK

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

The Series A Preferred Stock may be converted into shares of common stock at the option of the Company if the closing price of the common stock exceeds $23.2 billion, adjusted for reverse stock splits, for twenty consecutive trading days, or by the holder at any time. The Company has the right to redeem the Series A Preferred Stock at a price of $8.00 per share, plus any accrued and unpaid dividends, plus the make-whole amount (if applicable). At March 31, 2026, the preferred shares were not eligible for conversion to common shares at the option of the Company. The holder of the preferred shares may convert to common shares at any time. After making adjustment for the Company’s prior reverse stock splits, all 48,100 outstanding Series A preferred shares are convertible into less than one common share. Upon any conversion (whether at the option of the Company or the holder), the holder is entitled to receive any accrued but unpaid dividends.

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

As of March 31, 2026, there were 48,100 shares of Series A Preferred Stock outstanding and accrued and unpaid dividends of $623,964.

NOTE 9. SERIES 1C PREFERRED STOCK

On October 17, 2024, the Company entered into a securities purchase agreement with accredited investors for a convertible preferred stock financing for approximately $1.9 million of gross proceeds to issue approximately 1,900 shares of Series 1C convertible preferred stock (“Series 1C Preferred Stock”) at a purchase price of $1,000 per share. Approximately 69% of these securities are held by officers, directors and advisory board members of the Company.

Holders of the Series 1C Preferred Stock are entitled to dividends on the per share stated value in the amount of 10% per annum, payable quarterly. The dividend rate increases to 15% if any of the Series 1C Preferred Stock remains outstanding on or after October 17, 2027. Unless the Company elects to pay dividends on the Series 1C Preferred Stock in cash, the Company will cumulate the dividends, in which case the accrued dividend amount shall be added to the stated value of each share of Series 1C Preferred Stock. The Company had accrued dividends of $111,607 as of March 31, 2026. The stated value was approximately $838,000 as of March 31, 2026.

The Series 1C Preferred Stock is convertible into common stock at the option of the holder at an initial fixed conversion price of $2.50 per share of common stock; however, the holder may not convert any portion to the extent that the holder would beneficially own more than 4.99% of the Company's outstanding shares of Common Stock outstanding immediately after giving effect to the conversion.

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

NOTE 10. STOCKHOLDERS’ EQUITY

Common Stock

At March 31, 2026, the Company had 200 million shares of common stock, $0.0001 par value (“Common Stock”), authorized for issuance. Each share of Common Stock has the right to one vote. As of March 31, 2026, the Company had 9,461,887 shares of Common Stock outstanding. The Company has not declared or paid any dividends related to the Common Stock during the three months ended March 31, 2026 and 2025.

Private Offering

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

The $10.0 million was allocated between the Common Stock or Pre-Funded Warrants and Common Stock Warrants purchased based on the relative fair value of these instruments. The fair value of the Common Stocks or Pre-Funded Warrants was determined using the closing price of the stock at close of the Offering (Level 1 on the fair value hierarchy) and the fair value of the Warrants was determined using the Black Scholes model using the following inputs (Level 2 on the fair value hierarchy):

	Series A Warrant Inputs	Series B Warrant Inputs
Expected stock price volatility	156.13%	156.13%
Dividend yield	0%	0%
Risk-free interest rate	3.61%	3.58%
Expected life of the warrants (in years)	2.58	0.83

Preferred Stock

At March 31, 2026, the Company had 25 million shares of preferred stock, $0.0001 par value, authorized for issuance. Preferred stock may be issued in classes or series. Designations, powers, preferences, rights, qualifications, limitations and restrictions are determined by the Company’s Board of Directors.

Warrants

The following warrants were exercised during the three months ended March 31, 2026:

Exercise Price	Warrants Exercised
Prefunded	1,420,047
$1.70	2,048,464
2.00	375,000
2.4375	45,975
2.50	44,887
5.50	409,091

As of March 31, 2026, there are approximately 3,264,355 outstanding warrants with exercise prices between $.0001 and $74,086 per share.

Series A Preferred Stock

Refer to Note 8 for information on Series A Preferred Stock.

Series 1C Preferred Stock

Refer to Note 9 for information on Series 1C Preferred Stock.

NOTE 11. SHARE-BASED COMPENSATION

In January 2024, the Company granted 4,590 shares of restricted stock units to employees and directors. One third of these shares vested on March 31, 2024 and one third vested on January 1, 2025. The final 1,522 units with a weighted average grant date fair value of $76.45 vested on January 1, 2026.

The fair values of the respective vesting dates of RSUs were approximately $6,255 and $5,092 for the three months ended March 31, 2026 and 2025, respectively.

The following table summarizes options activity during the three months ended March 31, 2026:

	Shares	Weighted Average Exercise Price
Stock Options Outstanding at January 1, 2026	621,184	$2.15
Granted	-	-
Exercised	-	-
Forfeited / Expired	-	-
Stock Options Outstanding at March 31, 2026	621,184	$2.15

The Company had a total of 370,450 unvested options as of March 31, 2026 that are expected to vest in the future. Total unrecognized share based compensation expense from the remaining unvested options as of March 31, 2026 was approximately $322,200 and is expected to be recognized in earnings over a weighted average period of 1.1 years. The Company had 250,734 exercisable options as of March 31, 2026.

The Company utilized the simplified method for estimating the stock options granted as the Company has experienced significant changes in its business and the historical data may not provide a reasonable basis upon which to estimate expected term.

The weighted average remaining contractual term for all options outstanding at March 31, 2026, was 9.1 years and the aggregate intrinsic value (difference in exercise price and closing price at that date) was approximately $1.1 million. The weighted average remaining contractual term for options vested and exercisable at March 31, 2026, was 9 years and the aggregate intrinsic value was approximately $364,000.

NOTE 12. COMMITMENTS AND CONTINGENCIES

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes to those financial statements appearing elsewhere in this Form 10-Q and our audited financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 which was filed with the SEC on March 20, 2026. This discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance. As a result of many factors, our actual results may differ materially from those anticipated in these forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. You should carefully read the “Risk Factors” section of this Quarterly Report and of our Annual Report on Form 10-K for the year ended December 31, 2025 to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Forward-Looking Statements.”

Overview

We are a solar technology company that manufactures and sells PV solar modules that are flexible, durable, and possess attractive power to weight and power to area performance. Our technology provides renewable power solutions to high-value production and specialty solar markets where traditional rigid solar panels are not suitable, including space power beaming, aerospace, satellites, near earth orbiting vehicles, fixed wing unmanned aerial vehicles UAV, aquatic, terrestrial, and other weight-sensitive markets (including DoD drone and space operations) with transformational high quality, value added product applications. We operate in these target markets because they have highly specialized needs for power generation and offer attractive pricing due to the significant technological requirements.

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

For the three months ended March 31, 2026, we generated $51,944 of total revenue. As of March 31, 2026, we had an accumulated deficit of $501,618,627.

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
•
Our ability to successfully design, manufacture, market, distribute and sell our products;
•
Effective management of the planned ramp up of our operations;
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
•
Our ability to enter into commercially viable licensing, joint venture, or other commercial arrangements; and
•
Availability of raw materials.

Basis of Presentation: The accompanying unaudited condensed financial statements have been derived from the accounting records of Ascent Solar Technologies, Inc. as of March 31, 2026 and December 31, 2025, and the results of operations for the three months ended March 31, 2026 and 2025.

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

The Company’s significant accounting policies were described in Note 2 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes to our accounting policies as of March 31, 2026.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31,
	2026	2025	$ Change
Revenues
Product Revenue	$28,944	$15,624	$13,320
Milestone and engineering	23,000	-	23,000
Total Revenues	51,944	15,624	36,320

Costs and Expenses
Cost of Revenue	70,737	24,115	46,622
Research, development and manufacturing operations	694,221	558,744	135,477
Selling, general and administrative	1,440,474	950,771	489,703
Share-based compensation	87,486	211,513	(124,027)
Depreciation and amortization	21,477	16,911	4,566
Total Costs and Expenses	2,314,395	1,762,054	552,341
Loss From Operations	(2,262,451)	(1,746,430)	(516,021)

Other Income/(Expense)
Other Income/(Expense), net	98,939	87,385	11,554
Interest Expense	(12,025)	(15,251)	3,226
Total Other Income/(Expense)	86,914	72,134	14,780
Income/(Loss) on Equity Method Investments	(1,625)	-	(1,625)
Net (Loss)/Income	$(2,177,162)	$(1,674,296)	$(502,866)

Total Revenues. Our total revenues increased by $36,320, or 232%, for the three months ended March 31, 2026 when compared to the same period in 2025. This is primarily due to more orders and engineering revenue in the current period compared to prior period.

Cost of revenue. Cost of revenues is primarily comprised of repair and maintenance, material costs, and direct labor and overhead expenses. Our Cost of revenues increased by $46,622, or 193%, for the three months ended March 31, 2026 when compared to the same period in 2025. The increase in cost of revenues is primarily due to the increase in revenue.

Research, development and manufacturing operations. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. Research, development and manufacturing operations costs also include costs related to technology development. Research, development and manufacturing operations costs increased by $135,477, or 24%, for the three months ended March 31, 2026 when compared to the same period in 2025. This increase is primarily due to the Company continuing to focus on product and technology improvements in the current period.

Selling, general and administrative. Selling, general and administrative expenses increased by $489,703, or 52% for the three months ended March 31, 2026 compared to the same period in 2025. This increase is primarily due to increased personnel and professional service costs incurred in the current period compared to the prior period.

Share-based compensation. Share-based compensation expense decreased by $124,027, or 59% for the three months ended March 31, 2026 when compared to the same period in 2025. The decrease is primarily due to the remaining RSUs fully vesting on January 1, 2026, which was partially offset by the Company's option grant to employees, directors, and advisory board in June 2025.

Other Income/Expense. Other income was $86,914 for the three months ended March 31, 2026, compared to other income of $72,134 for the same period in 2025, an increase of $14,780, or 20%. The increase is due primarily to increased other income which in the current period, is primarily comprised of interest income and decreased interest expense in current period.

Net Loss. Our Net Loss increased by $502,866, or 30%, for the three months ended March 31, 2026 compared to the same period in 2025 due primarily to the items mentioned above.

Liquidity and Capital Resources

The Company continues to build industrial scale production capabilities in its Thornton facility and focus on its research and development activities to improve its PV products. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented its strategy of selling high value PV products and manufacturing at full industrial scale. During the three months ended March 31, 2026 the Company used $2,020,240 in cash for operations.

Additionally, projected total revenues are not anticipated to result in a positive cash flow position for the year overall and, as of March 31, 2026, and while the Company has working capital of $14,378,204, Management believes that additional financing will be required for the Company to reach a level of sufficient sales to achieve profitability.

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

Statements of Cash Flows Comparison of the three months ended March 31, 2026 and 2025

For the three months ended March 31, 2026, our cash used in operations was $2,020,240 compared to $1,550,030 for the three months ended March 31, 2025, an increase of $470,210. This increase is due primarily to increased personnel and professional cost in current period. The three months ended March 31, 2026 net cash used in operations of $2,020,240 were primarily funded from 2025 and 2026 financing agreements. For the three months ended March 31, 2026, cash used in investing activities was $200,000 compared to $483 used in investing activities in the prior period. The increase was primarily due to the additional investment in a cost investment. For the three months ended March 31, 2026, our cash provided by financing activities was $15,506,141 compared to $635,585 in the prior period, an increase of $14,870,556. Cash provided by financing activities in 2026 was primarily derived from the selling common stock under a PIPE agreement and the excise of warrants. Cash provided by financing activities in 2025 was primarily derived from the ATM agreement partially offset by the bridge loan repayments.

Off Balance Sheet Transactions

As of March 31, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

We hold no significant funds and have no significant future obligations denominated in foreign currencies as of March 31, 2026.

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our cash equivalents and investment portfolio. As of March 31, 2026, our cash equivalents consisted of operating accounts held with financial institutions and investments in money market funds. From time to time, we hold restricted funds, money market funds, investments in U.S. government securities and high-quality corporate securities. The primary objective of our investment activities is to preserve principal and provide liquidity on demand, while at the same time maximizing the income we receive from our investments without significantly increasing risk. The direct risk to us associated with fluctuating interest rates is limited to our investment portfolio, and we do not believe a change in interest rates will have a significant impact on our financial position, results of operations, or cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Our management conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of March 31, 2026. Based on this evaluation, our management concluded the design and operation of our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Except as discussed in Note 12 to the financial statements, there were no events required to be reported under Item 1 for the three months ended March 31, 2026, within Part II, Item 1 of this report.

Item 1A. Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors disclosed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our risk factors from those included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities of the Company during the period covered by this quarterly report which were not previously reported in a (i) Current Report on Form 8-K or (ii) Quarterly Report on Form 10-Q.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended March 31, 2026.

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

During the three months ended March 31, 2026, none of our directors or executive officers had a Rule 10b5-1 plan in effect.

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

4.10	Form of 2025 Common Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on June 30, 2025)

4.11	Form of 2025 Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on June 30, 2025)

4.12	Form of December 2025 Series A Warrants (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated December 8, 2025)

4.13	Form of December 2025 Series B Warrants (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated December 8, 2025)

4.14	Form of December 2025 Placement Agent Warrants (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated December 8, 2025)

4.15	Form of 2026 Series A Warrants (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated January 26, 2026)

4.16	Form of 2026 Series B Warrants (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated January 26, 2026)

4.17	Form of 2026 Pre-Funded Warrants (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated January 26, 2026)

4.18	Form of 2026 Placement Agent Warrants (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated January 26, 2026)

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

10.6 CTR	License Agreement, dated November 21, 2006, between the Company and UD Technology Corporation (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 29, 2006)

10.8	Industrial Lease for 12300 Grant Street, Thornton, Colorado dated September 21, 2020 (incorporated by reference to Exhibit 10.50 to our Annual Report on Form 10-K filed January 29, 2021)

10.9†	Ascent Solar 2023 Equity Incentive Plan (as amended through May 29, 2025) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 29, 2025)

10.10

At The Market Offering Agreement, dated May 16, 2024, by and between Ascent Solar Technologies, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 to our Current report on Form 8-K filed on May 16, 2024)

10.11	Form of Series 1C Convertible Preferred Stock Securities Purchase Agreement dated October 17, 2024 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 7, 2024)

10.12†	Employment Agreement between the Company and Paul Warley dated January 1, 2026 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 31, 2025)

10.13†	Employment Agreement between the Company and Bobby Gulati dated January 1, 2026 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated December 31, 2025)

10.14†	Employment Agreement between the Company and Jin Jo dated January 1, 2026 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated December 31, 2025)

10.15	Form of 2026 Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 8, 2025)

10.11	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated December 8, 2025)

19.1	Ascent Solar Insider Trading Policy (incorporated by reference to Exhibit 19.1 to our Annual Report on Form 10-K filed March 31, 2025)

31.1*	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

97	Ascent Solar Technologies, Inc. Rule 10D-1 Clawback Policy (incorporated by reference to Exhibit 97 to our Annual Report on Form 10-K filed on February 21, 2024)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

CTR	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†	Denotes management contract or compensatory plan or arrangement.

ASCENT SOLAR TECHNOLOGIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of May 2026.

May 8, 2026	By:	/s/ PAUL WARLEY
Paul Warley Chief Executive Officer (Principal Executive Officer)

May 8, 2026	By:	/s/ JIN JO
Jin Jo Chief Financial Officer (Principal Financial and Accounting Officer)