Form 10-Q
period 2026-06-30
Ascent Solar Technologies, Inc.
filed 2026-08-06
CIK 1350102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 6, 2026, there were 9,816,431 shares of our common stock issued and outstanding.

ASCENT SOLAR TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2026

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

References to “we,” “us,” “our,” “Ascent,” “Ascent Solar” or the “Company” in this Quarterly Report mean Ascent Solar Technologies, Inc.

ASCENT SOLAR TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

CONDENSED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2026	2025
ASSETS
Current Assets:
Cash and cash equivalents	$14,538,226	$2,786,493
Trade receivables, net of allowance of $0 and $0, respectively	32,250	-
Inventories, net	551,885	543,617
Prepaid and other current assets	178,105	54,569
Total current assets	15,300,466	3,384,679

Property, Plant and Equipment:	19,059,301	19,132,627
Accumulated depreciation	(18,910,960)	(18,942,542)
Property, Plant and Equipment, net	148,341	190,085

Other Assets:
Operating lease right-of-use assets, net	1,031,220	1,332,432
Patents, net of accumulated amortization of $141,872 and $141,189 respectively	8,448	9,131
Equity method investment	66,240	69,221
Other investment	275,000	75,000
Other non-current assets	1,271,355	1,271,355
	2,652,263	2,757,139
Total Assets	$18,101,070	$6,331,903
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$419,199	$394,701
Related party payables	5,769	5,769
Accrued expenses	188,373	240,857
Accrued payroll	321,138	211,275
Accrued professional services fees	121,150	62,039
Accrued interest	638,725	614,541
Current portion of operating lease liability	730,769	676,595
Total current liabilities	2,425,123	2,205,777
Long-Term Liabilities:
Non-current operating lease liabilities	405,900	788,277
Total liabilities	2,831,023	2,994,054
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Series A preferred stock, $.0001 par value; 750,000 shares authorized; 48,100 and 48,100 shares issued and outstanding, respectively ($1,020,923 and $996,739 Liquidation Preference, respectively)	5	5
Series 1C preferred stock, $.0001 par value; 4,000 shares authorized; 665 and 726 shares issued and outstanding, respectively ($865,700 and $898,895 Liquidation Preference, respectively)	-	-
Common stock, $0.0001 par value, 200,000,000 authorized; 9,816,431 and 4,662,208 shares issued and outstanding, respectively	982	466
Additional paid in capital	518,703,372	502,766,029
Accumulated deficit	(503,445,211)	(499,441,465)
Accumulated other comprehensive loss	10,899	12,814
Total stockholders’ equity	15,270,047	3,337,849
Total Liabilities and Stockholders’ Equity	$18,101,070	$6,331,903

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Products	$95,203	$16,961	$124,147	$32,585
Milestone and engineering	-	-	23,000	-
Total Revenues	95,203	16,961	147,147	32,585
Costs and Expenses
Costs of revenue	160,795	28,608	231,532	52,723
Research, development and manufacturing operations	697,297	622,921	1,391,525	1,174,593
Selling, general and administrative	1,072,058	1,032,825	2,512,525	1,990,676
Share-based compensation	89,605	404,219	177,091	615,726
Depreciation and amortization	20,950	17,442	42,427	34,352
Total Costs and Expenses	2,040,705	2,106,015	4,355,100	3,868,070
Loss from Operations	(1,945,502)	(2,089,054)	(4,207,953)	(3,835,485)
Other Income/(Expense)
Other income/(expense), net	130,517	37,395	229,457	124,781
Interest expense	(12,159)	(12,159)	(24,184)	(27,410)
Total Other Income/(Expense)	118,358	25,236	205,273	97,371
Income/(Loss) on Equity Method Investments	560	(1,579)	(1,066)	(1,579)
Net Income/(Loss)	$(1,826,584)	$(2,065,397)	$(4,003,746)	$(3,739,693)
Less: Series 1C preferred stock dividends	(20,203)	(49,159)	(40,632)	(102,227)
Net Income/(Loss) Available to Common Shareholders	$(1,846,787)	$(2,114,556)	$(4,044,378)	$(3,841,920)
Net Income/(Loss) Per Share (Basic and Diluted)	$(0.19)	$(1.17)	$(0.46)	$(2.33)
Weighted Average Common Shares Outstanding (Basic and Diluted)	9,587,205	1,802,501	8,782,811	1,645,767
Other Comprehensive Income/(Loss)
Foreign currency translation gain/(loss)	(244)	5,334	(1,915)	7,832
Net Comprehensive Income/(Loss)	$(1,826,828)	$(2,060,063)	$(4,005,661)	$(3,731,861)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

For the Three and Six Months Ended June 30, 2026

	Series A Preferred Stock		Series 1C		Common Stock		Additional Paid-In	Accumulated	Other Accumulated Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at January 1, 2026	48,100	$5	726	$-	4,662,208	$466	$502,766,029	$(499,441,465)	$12,814	$3,337,849
Proceeds from private offering
Common stock (1/26 @ $2.64)	-	-	-	-	454,546	45	1,200,714	-	-	1,200,759
Prefunded warrants (1/26 @ $2.64)	-	-	-	-	-	-	3,602,201	-	-	3,602,201
Series A warrants (1/26 @ $2.13)	-	-	-	-	-	-	3,878,986	-	-	3,878,986
Series B warrants (1/26 @ $0.72)	-	-	-	-	-	-	1,317,977	-	-	1,317,977
Private offering costs	-	-	-	-	-	-	(799,284)	-	-	(799,284)
Exercise of prefunded warrants	-	-	-	-	1,420,047	142	(44)	-	-	98
Exercise of warrants	-	-	-	-	2,923,417	293	6,706,378	-	-	6,706,671
Exercised PIPE warrants cost (Note 10)	-	-	-	-	-	-	(401,267)	-	-	(401,267)
Share-based compensation	-	-	-	-	1,669	-	87,399	-	-	87,399
Net Loss	-	-	-	-	-	-	-	(2,177,162)	-	(2,177,162)
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	(1,671)	(1,671)
Balance at March, 31, 2026	48,100	$5	726	$-	9,461,887	$946	$518,359,089	$(501,618,627)	$11,143	$16,752,556
Share-based compensation	-	-	-	-	-	-	89,605	-	-	89,605
Exercise of options	-	-	-	-	34,187	4	30,426	-	-	30,430
Series 1C conversions	-	-	(61)	-	28,343	3	(3)	-	-	-
Exercise of warrants	-	-	-	-	292,014	29	224,255	-	-	224,284
Net Loss	-	-	-	-	-	-	-	(1,826,584)	-	(1,826,584)
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	(244)	(244)
Balance at June 30, 2026	48,100	$5	665	$-	9,816,431	$982	$518,703,372	$(503,445,211)	$10,899	$15,270,047

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

For the Three and Six Months Ended June 30, 2025

	Series A Preferred Stock		Series 1C		Common Stock		Additional Paid-In	Accumulated	Other Accumulated Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at January 1, 2025	48,100	$5	815	$-	1,454,896	$145	$494,983,561	$(491,608,710)	$4,922	$3,379,923
Proceeds from sale on ATM facility	-	-	-	-	249,262	26	680,837	-	-	680,863
ATM facility costs	-	-	-	-	-	-	(22,943)	-	-	(22,943)
Share-based compensation	-	-	-	-	1,819	-	211,273	-	-	211,273
Net Loss	-	-	-	-	-	-	-	(1,674,296)	-	(1,674,296)
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	2,498	2,498
Balance at March 31, 2025	48,100	$5	815	$-	1,705,977	$171	$495,852,728	$(493,283,006)	$7,420	$2,577,318
Proceeds from sale on ATM facility	-	-	-	-	471,674	46	1,145,685	-	-	1,145,731
ATM facility costs	-	-	-	-	-	-	(45,838)	-	-	(45,838)
Proceeds from Public Offering
Common Stock (6/30 @ $1.25)	-	-	-	-	507,000	51	633,157	-	-	633,208
Prefunded warrants (6/30 @ $1.25)	-	-	-	-	-	-	355,722	-	-	355,722
Warrants (6/30 @ $0.75)	-	-	-	-	-	-	751,070	-	-	751,070
Public Offering Costs	-	-	-	-	-	-	(327,303)	-	-	(327,303)
Share-based compensation	-	-	-	-	-	-	404,219	-	-	404,219
Net Loss	-	-	-	-	-	-	-	(2,065,397)	-	(2,065,397)
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	5,334	5,334
Balance at June 30, 2025	48,100	$5	815	$-	2,684,651	$268	$498,769,440	$(495,348,403)	$12,754	$3,434,064

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	June 30,
	2026	2025
Operating Activities:
Net income/(loss)	$(4,003,746)	$(3,739,693)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	42,427	34,352
Share-based compensation	177,004	615,492
Operating lease asset amortization	301,212	265,343
Amortization of debt discount	—	2,780
Loss on equity method investment	1,066	1,579
Inventory reserve expense	35,372	(8,286)
Gain on settlement of liability, net	—	(35,039)
Changes in operating assets and liabilities:
Accounts receivable	(32,250)	(12,821)
Inventories	(43,640)	3,508
Prepaid expenses and other current assets	(123,536)	(134,099)
Accounts payable	24,498	138,146
Operating lease liabilities	(328,203)	(280,450)
Accrued interest	24,184	24,184
Accrued expenses	116,490	(236,540)
Net cash used in operating activities	(3,809,122)	(3,361,544)
Investing Activities:
Payments on purchase of assets	—	(2,515)
Cost investment purchase	(200,000)	—
Net cash used in investing activities	(200,000)	(2,515)
Financing Activities:
Repayment of bridge loans	—	(22,335)
Proceeds from issuance of Common Stock	9,999,923	3,566,594
Financing issuance cost	(799,284)	(396,084)
Exercise of warrants	6,931,053	—
Exercised PIPE warrants cost	(401,267)	—
Exercised options	30,430	—
Net cash provided by (used in) financing activities	15,760,855	3,148,175
Net change in cash and cash equivalents	11,751,733	(215,884)
Cash and cash equivalents at beginning of period	2,786,493	3,170,743
Cash and cash equivalents at end of period	$14,538,226	$2,954,859
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$446

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

NOTE 2. BASIS OF PRESENTATION

The accompanying, unaudited, condensed financial statements have been derived from the accounting records of the Company as of June 30, 2026, and December 31, 2025, and the results of operations for the three and six months ended June 30, 2026, and 2025.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were described in Note 2 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes to our accounting policies as of June 30, 2026.

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

During the three months ended June 30, 2026 and 2025, the Company recognized product revenue of $95,203 and $16,961, respectively. During the six months ended June 30, 2026 and 2025, the Company recognized product revenue of $124,147 and $32,585, respectively.

Milestone and engineering revenue. Each milestone and engineering arrangement is a separate performance obligation. The transaction price is estimated using the most likely amount method and revenue is recognized as the performance obligation is satisfied through achieving manufacturing, cost, or engineering targets.

No milestone and engineering revenue was recognized during the three months ended June 30, 2026 and 2025. During the six months ended June 30, 2026 and 2025, the Company recognized milestone and engineering revenue of $23,000 and $0, respectively.

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

No government contract revenue was recognized during the three and six months ended June 30, 2026 and 2025.

Accounts Receivable. As of June 30, 2026, the Company had $32,250 in accounts receivable, net and no allowance for doubtful accounts. The Company had no accounts receivable, net balance and no allowance for doubtful accounts as of December 31, 2025.

Deferred revenue for the six months ended June 30, 2026 was as follows:

Balance as of January 1, 2026	$59,833
Additions	62,290
Recognized as revenue	(80,693)
Balance as of June 30, 2026	$41,430

$58,898 of the amount recognized as revenue from deferred revenue in the current period was included in deferred revenue as of December 31, 2025.

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

As of June 30, 2026, the Company invested $275,000 in a company without a readily determinable value.

Other Assets: Other assets is comprised of the following:

	June 30,	December 31,
	2026	2025
Lease security deposit	$625,000	$625,000
Spare machine parts	646,355	646,355
Total Other Assets	$1,271,355	$1,271,355

Earnings per Share: Earnings per share (“EPS”) are the amount of earnings attributable to each share of common stock. Basic EPS has been computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Income available to common stockholders has been computed by deducting dividends accumulated for the period on cumulative preferred stock (whether or not earned). Diluted earnings per share has been computed by dividing income available to common stockholders adjusted on an if-converted basis for the period by the weighted average number of common shares and potentially dilutive common share outstanding (which consist of warrants, options, restricted stock units and convertible securities using the if-converted or treasury stock method to the extent they are dilutive). Approximately 1,946,000 and 400,000 shares of dilutive shares were excluded from the three months period ended June 30, 2026 and 2025, respectively, EPS calculation as their impact is antidilutive. Approximately 3,528,000 and 708,000 shares of dilutive shares were excluded from the six months period ended June 30, 2026 and 2025, respectively, EPS calculation as their impact is antidilutive.

Segment Reporting: The Company has one reportable segment, PV. The PV segment sells PV products and engineering services and currently, is primarily selling it in North America. The Company’s chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer, makes significant operating decisions and assesses the performance of the Company as a single business segment.

The CODM regularly reviews the company wide Balance Sheet and Statement of Operations to determine how to allocate resources within the Company. The CODM assesses performance and decides how to allocate resources based on Net Income that also is reported on the Statement of Operations and reviews significant expenses as outlined in the Statement of Operations. The CODM uses Net Income to evaluate how to reinvest profits into the PV segment assets, research and development, employees, and other resources. The measure of segment assets is reported on the unaudited condensed Balance Sheet as total assets.

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

NOTE 4. LIQUIDITY, CONTINUED OPERATIONS, AND GOING CONCERN

The Company continued to enter into financing arrangements including the sale of common stock and warrants during the six months ended June 30, 2026, to fund operations.

The Company has limited industrial scale production capabilities in its Thornton facility and continues to focus on its research and development activities to improve its PV products. Management does not expect that sales, revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented our strategy of selling high value PV products and manufacturing at full industrial scale. During the six months ended June 30, 2026, the Company used $3,809,122 in cash for operations. As of June 30, 2026, the Company has $2,425,123 in current liabilities.

Additionally, projected revenues are not anticipated to result in a positive cash flow position for the next twelve months and although the Company has, as of June 30, 2026, working capital of $12,875,343, Management believes that additional financing will be required for the Company to reach a level of sufficient sales to achieve profitability.

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

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

The following table summarizes property, plant and equipment as of June 30, 2026 and December 31, 2025:

	As of June 30,	As of December 31,
	2026	2025
Furniture, fixtures, computer hardware and computer software	$418,884	$492,210
Leasehold improvements	15,994	15,994
Manufacturing machinery and equipment	18,592,336	18,592,336
Manufacturing machinery and equipment, in progress	32,087	32,087
Depreciable property, plant and equipment	19,059,301	19,132,627
Less: Accumulated depreciation and amortization	(18,910,960)	(18,942,542)
Net property, plant and equipment	$148,341	$190,085

Depreciation expense for the three months ended June 30, 2026 and 2025 was $20,608 and $17,442, respectively. Depreciation expense for the six months ended June 30, 2026 and 2025 was $41,744 and $34,167, respectively. Depreciation expense is recorded under “Depreciation and amortization expense” in the unaudited Condensed Statements of Operations.

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

As of June 30, 2026 and December 31, 2025, assets and liabilities related to the Company’s leases were as follows:

	2026	2025
Operating lease right-of-use assets, net	$1,031,220	$1,332,432
Current portion of operating lease liability	730,769	676,595
Non-current portion of operating lease liability	405,900	788,277

During the three months ended June 30, 2026 and 2025, the Company recorded operating lease expense included in selling, general and administrative expenses of $190,497 and $190,497, respectively. During the six months ended June 30, 2026 and

2025, the Company recorded operating lease expense included in selling, general and administrative expenses of $380,995 and $380,995, respectively.

Future maturities of the operating lease liability are as follows:

Remainder of 2026	$407,984
2027	840,449
Total lease payments	1,248,433
Less amounts representing interest	(111,764)
Present value of lease liability	$1,136,669

The remaining weighted average lease term and discount rate of the operating leases is 18 months and 12%, respectively.

NOTE 7. INVENTORIES

Inventories, net of reserves, consisted of the following at June 30, 2026 and December 31, 2025:

	As of June 30,	As of December 31,
	2026	2025
Raw materials	$546,034	$542,144
Work in process	5,851	1,473
Finished goods	-	-
Total	$551,885	$543,617

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

The Series A Preferred Stock may be converted into shares of common stock at the option of the Company if the closing price of the common stock exceeds $23.2 billion, adjusted for reverse stock splits, for twenty consecutive trading days, or by the holder at any time. The Company has the right to redeem the Series A Preferred Stock at a price of $8.00 per share, plus any accrued and unpaid dividends, plus the make-whole amount (if applicable). At June 30, 2026, the preferred shares were not eligible for conversion to common shares at the option of the Company. The holder of the preferred shares may convert to common shares at any time. After making adjustment for the Company’s prior reverse stock splits, all 48,100 outstanding Series A preferred shares are convertible into less than one common share. Upon any conversion (whether at the option of the Company or the holder), the holder is entitled to receive any accrued but unpaid dividends.

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

As of June 30, 2026, there were 48,100 shares of Series A Preferred Stock outstanding and accrued and unpaid dividends of $636,123.

NOTE 9. SERIES 1C PREFERRED STOCK

On October 17, 2024, the Company entered into a securities purchase agreement with accredited investors for a convertible preferred stock financing for approximately $1.9 million of gross proceeds to issue approximately 1,900 shares of

Series 1C convertible preferred stock (“Series 1C Preferred Stock”) at a purchase price of $1,000 per share. The Company received gross proceeds of approximately $815,000 and cancelled the remaining subscription receivable. Approximately 66% of these securities are held by officers, directors and advisory board members of the Company.

Holders of the Series 1C Preferred Stock are entitled to dividends on the per share stated value in the amount of 10% per annum, payable quarterly. The dividend rate increases to 15% if any of the Series 1C Preferred Stock remains outstanding on or after October 17, 2027. Unless the Company elects to pay dividends on the Series 1C Preferred Stock in cash, the Company will cumulate the dividends, in which case the accrued dividend amount shall be added to the stated value of each share of Series 1C Preferred Stock. The Company had accrued dividends of $121,952 and a stated value of $786,952 as of June 30, 2026.

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

NOTE 10. STOCKHOLDERS’ EQUITY

Common Stock

At June 30, 2026, the Company had 200 million shares of common stock, $0.0001 par value (“Common Stock”), authorized for issuance. Each share of Common Stock has the right to one vote. As of June 30, 2026, the Company had 9,816,431 shares of Common Stock outstanding. The Company has not declared or paid any dividends related to the Common Stock during the six months ended June 30, 2026 and 2025.

At The Market Offering

On May 16, 2024, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”), to its Common Stock, through an “at the market offering” program under which Wainwright will act as sales agent. The sales, if any, of the Common Stock made under the ATM Agreement will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on or through the Nasdaq Capital Market or on any other existing trading market for the Company’s Common Stock. The Company will pay Wainwright a commission rate equal to 3.0% of the aggregate gross proceeds from each sale of Common Stock and will also reimburse Wainwright for certain specified expenses in connection with entering into the ATM Agreement, including certain fees and out-of-pocket expenses of its legal counsel.

On June 26, 2026, the Company increased the amount available for sale under the ATM Agreement, up to an additional aggregate offering price of $15,000,000 of Shares. No shares of common stock were sold under the ATM during the six months end June 30, 2026.

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

In addition, upon the exercise for cash of any privately-placed, unregistered warrants issued to investors in an offering, which includes the 2026 Private Placement, the Company has agreed to, within five (5) business days of the Company’s receipt of the exercise price, (i) pay the Placement Agent a cash fee equal to 7.0% of the aggregate exercise price paid in cash and (ii) issue to Placement Agent (or its designees), warrants to purchase that number of shares of common stock of the Company equal to 7.0% of the aggregate number of such shares of common stock underlying such warrants that have been so exercised, and such Placement Agent warrants will be in the same form and terms as the warrants issued to the Placement Agent originally issued in the applicable Offering.

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

Preferred Stock

At June 30, 2026, the Company had 25 million shares of preferred stock, $0.0001 par value, authorized for issuance. Preferred stock may be issued in classes or series. Designations, powers, preferences, rights, qualifications, limitations and restrictions are determined by the Company’s Board of Directors.

Warrants

The following warrants were exercised during the six months ended June 30, 2026:

Exercise Price	Warrants Exercised
Prefunded	1,620,047
$1.70	2,048,464
2.00	375,000
2.4375	137,989
2.50	44,887
5.50	409,091

As of June 30, 2026, there were approximately 2,972,000 outstanding warrants with exercise prices between $2.000 and $74,086 per share.

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

The fair values of the respective vesting dates of RSUs were approximately $6,255 and $5,096 for the six months ended June 30, 2026 and 2025, respectively.

The following table summarizes options activity as of June 30, 2026:

	Shares	Weighted Average Exercise Price
Stock Options Outstanding at January 1, 2026	621,184	$2.15
Granted	-	-
Exercised	(38,665)	1.63
Forfeited / Expired	-	-
Stock Options Outstanding at June 30, 2026	582,519	$2.18

The Company had a total of 205,450 unvested options as of June 30, 2026 that are expected to vest in the future. Total unrecognized share based compensation expense from the remaining unvested options as of June 30, 2026 was approximately $232,600 and is expected to be recognized in earnings over a weighted average period of 0.9 years. The Company had 377,069 exercisable options as of June 30, 2026.

The weighted average remaining contractual term for all options outstanding at June, 2026, was 8.8 years and the aggregate intrinsic value (difference in exercise price and closing price at that date) was approximately $1.6 million. The weighted average remaining contractual term for options vested and exercisable at June 30, 2026, was 8.8 years and the aggregate intrinsic value was approximately $1.1 million.

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

Overview

We are a solar technology company that manufactures in the United States and sells PV solar modules that are flexible, durable, and possess attractive power to weight ratio. Our technology provides renewable power solutions to high-value production and specialty solar markets where traditional rigid solar panels are not suitable, including space power beaming, aerospace, satellites, near earth orbiting vehicles, fixed wing unmanned aerial vehicles ("UAV"), aquatic terrestrial, and other weight sensitive markets (including DoD drone and space operations) with transformational high quality, value added product applications. We operate in these target markets because they have highly specialized needs for power generation and offer attractive pricing due to the significant technological requirements.

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

For the six months ended June 30, 2026, we generated $147,147 of total revenue. As of June 30, 2026, we had an accumulated deficit of $503,445,211.

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

Additionally, due to the high durability enabled by the monolithic integration employed by our technology, the capability to customize modules into different form factors and what we believe is the industry leading light weight and flexibility provided by our modules, we believe that the potential applications for our products are extensive, including integrated solutions anywhere that may need power generation such as power beaming solutions, vehicles in space or in flight or aquatic solutions.

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
•
Our ability to enter into commercially viable licensing, joint venture, or other commercial arrangements; and
•
Availability of raw materials.

Basis of Presentation: The accompanying unaudited condensed financial statements have been derived from the accounting records of Ascent Solar Technologies, Inc. as of June 30, 2026 and December 31, 2025, and the results of operations for the three and six months ended June 30, 2026 and 2025.

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

The Company’s significant accounting policies were described in Note 2 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes to our accounting policies as of June 30, 2026.

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

	Three Months Ended June 30,
	2026	2025	$ Change
Revenues
Product Revenue	$95,203	$16,961	$78,242
Total Revenues	95,203	16,961	78,242

Costs and Expenses
Cost of Revenue	160,795	28,608	132,187
Research, development and manufacturing operations	697,297	622,921	74,376
Selling, general and administrative	1,072,058	1,032,825	39,233
Share-based compensation	89,605	404,219	(314,614)
Depreciation and amortization	20,950	17,442	3,508
Total Costs and Expenses	2,040,705	2,106,015	(65,310)
Loss From Operations	(1,945,502)	(2,089,054)	143,552

Other Income/(Expense)
Other income/(expense), net	130,517	37,395	93,122
Interest Expense	(12,159)	(12,159)	-
Total Other Income/(Expense)	118,358	25,236	93,122
Income/(Loss) on Equity Method Investments	560	(1,579)	2,139
Net (Loss)/Income	$(1,826,584)	$(2,065,397)	$238,813

Total Revenues. Our total revenues increased by $78,242, or 461%, for the three months ended June 30, 2026 when compared to the same period in 2025. This is primarily due to more orders in the current period.

Cost of revenue. Cost of revenues is primarily comprised of repair and maintenance, material costs, and direct labor and overhead expenses. Our Cost of revenues increased by $132,187, or 462%, for the three months ended June 30, 2026 when compared to the same period in 2025. This increase is primarily due to the increase in sales.

Research, development and manufacturing operations. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. Research, development and manufacturing operations costs also include costs related to technology development. Research, development and manufacturing operations costs increased by $74,376, or 12%, for the three months ended June 30, 2026 when compared to the same period in 2025. This is primarily due to an increase in research and development cost as the Company continued to focused on product and technology improvements in the current period.

Selling, general and administrative. Selling, general and administrative expenses increased by $39,233, or 4% for the three months ended June 30, 2026 compared to the same period in 2025. This increase is primarily due to increased personnel costs incurred in the current period.

Share-based compensation. Share-based compensation expense decreased by $314,614 or 78% for the three months ended June 30, 2026 when compared to the same period in 2025. The decrease is primarily due to less RSU awards and stock options being expensed for the three months ended June 30, 2026.

Other Income/Expense. Other income was $118,358 for the three months ended June 30, 2026, compared to other income of $25,236 for the same period in 2025, an increase of $93,122. This increase is primarily due to an increase in interest income.

Net Loss. Our Net Loss decreased by $238,813, or 12%, for the three months ended June 30, 2026 compared to the same period in 2025 due primarily to the items mentioned above.

Comparison of the Six Months Ended June 30, 2026 and 2025

	Six Months Ended June 30,
	2026	2025	$ Change
Revenues
Product Revenue	$124,147	$32,585	$91,562
Milestone and engineering	23,000	-	23,000
Total Revenues	147,147	32,585	114,562

Costs and Expenses
Cost of Revenue	231,532	52,723	178,809
Research, development and manufacturing operations	1,391,525	1,174,593	216,932
Selling, general and administrative	2,512,525	1,990,676	521,849
Share-based compensation	177,091	615,726	(438,635)
Depreciation and amortization	42,427	34,352	8,075
Total Costs and Expenses	4,355,100	3,868,070	487,030
Loss From Operations	(4,207,953)	(3,835,485)	(372,468)

Other Income/(Expense)
Other Income/(Expense), net	229,457	124,781	104,676
Interest Expense	(24,184)	(27,410)	3,226
Total Other Income/(Expense)	205,273	97,371	107,902
Income/(Loss) on Equity Method Investments	(1,066)	(1,579)	513
Net (Loss)/Income	$(4,003,746)	$(3,739,693)	$(264,053)

Total Revenues. Our total revenues increased by $114,562, or 352%, for the six months ended June 30, 2026 when compared to the same period in 2025. This is primarily due to more orders and nonrecurring engineering revenue in the current period.

Cost of revenue. Cost of revenues is primarily comprised of repair and maintenance, material costs, and direct labor and overhead expenses. Our Cost of revenues increased by $178,809, or 339%, for the six months ended June 30, 2026 when compared to the same period in 2025. This increase is primarily due to the increase in sales.

Research, development and manufacturing operations. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. Research, development and manufacturing operations costs also include costs related to technology development. Research, development and manufacturing operations costs increased by $216,932, or 18%, for the six months ended June 30, 2026 when compared to the same period in 2025. This is primarily due to an increase in research and development cost as the Company continued to focused on product and technology improvements in the current period.

Selling, general and administrative. Selling, general and administrative expenses increased by $521,849, or 26% for the six months ended June 30, 2026 compared to the same period in 2025. This increase is primarily due to increased personnel and professional service costs incurred in the current period.

Share-based compensation. Share-based compensation expense decreased by $438,635 or 71% for the six months ended June 30, 2026 when compared to the same period in 2025. The decrease is primarily due to less RSU awards and stock options being expensed for the six months ended June 30, 2026.

Other Income/Expense. Other income was $205,273 for the six months ended June 30, 2026, compared to other income of $97,371 for the same period in 2025, an increase of $107,902. The increase is due primarily to increased other income which in the current period, is primarily comprised of interest income and decreased interest expense in current period.

Net Loss. Our Net loss increased by $264,053, or 7%, for the six months ended June 30, 2026 compared to the same period in 2025 due primarily to the items mentioned above.

Liquidity and Capital Resources

The Company continues to build industrial scale production capabilities in its Thornton facility and focus on its research and development activities to improve its PV products. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented its strategy of selling high value PV products and manufacturing at full industrial scale. During the six months ended June 30, 2026, the Company used $3,809,122 in cash for operations.

Additionally, projected total revenues are not anticipated to result in a positive cash flow position for the year overall and, as of June 30, 2026, and while the Company has working capital of $12,875,343, Management believes that additional financing will be required for the Company to reach a level of sufficient sales to achieve profitability.

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

Statements of Cash Flows Comparison of the six months ended June 30, 2026 and 2025

For the six months ended June 30, 2026, our cash used in operations was $3,809,122 compared to $3,361,544 for the six months ended June 30, 2025, an increase of $447,578. This increase is due primarily to timing of cash outflows and increased expenses. The six months ended June 30, 2026 net cash used in operations of $3,809,122 were primarily funded from 2025 and 2026 financing agreements. For the six months ended June 30, 2026, cash used in investing activities was $200,000 compared to $2,515 used in investing activities in the prior period. The increase was primarily due to the additional investment in a cost method investment. For the six months ended June 30, 2026, our cash provided by financing activities was $15,760,855 compared to $3,148,175 in the prior period, an increase of $12,612,680. Cash provided by financing activities in 2026 was primarily derived from the selling common stock under a PIPE agreement and the excise of warrants. Cash provided by financing activities in 2025 was primarily derived from the ATM agreement and public offering partially offset by the bridge loan repayments.

Off Balance Sheet Transactions

As of June 30, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

Although our reporting currency is the U.S. Dollar, we may conduct business and incur costs in the local currencies of other countries in which we may operate, make sales and buy materials and equipment. As a result, we are subject to currency translation risk. Further, changes in exchange rates between foreign currencies and the U.S. Dollar could affect our future net sales and cost of sales and could result in exchange losses.

We currently do not engage in hedging transactions to reduce our exposure to changes in currency exchange rates, although, we may do so in the future.

We hold no significant funds and have no significant future obligations denominated in foreign currencies as of June 30, 2026.

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our cash equivalents and investment portfolio. As of June 30, 2026, our cash equivalents consisted of operating accounts held with financial institutions and investments in money market funds. From time to time, we hold restricted funds, money market funds, investments in U.S. government securities and high-quality corporate securities. The primary objective of our investment activities is to preserve principal and provide liquidity on demand, while at the same time maximizing the income we receive from our investments without significantly increasing risk. The direct risk to us associated with fluctuating interest rates is limited to our investment portfolio, and we do not believe a change in interest rates will have a significant impact on our financial position, results of operations, or cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Our management conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of June 30, 2026. Based on this evaluation, our management concluded the design and operation of our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the six months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Except as discussed in Note 12 to the financial statements, there were no events required to be reported under Item 1 for the six months ended June 30, 2026, within Part II, Item 1 of this report.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the six months ended June 30, 2026.

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

During the three months ended June 30, 2026, none of our directors or executive officers had a Rule 10b5-1 plan in effect.

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

10.6 CTR	License Agreement, dated November 21, 2006, between the Company and UD Technology Corporation (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 29, 2006)

10.7+	Industrial Lease for 12300 Grant Street, Thornton, Colorado dated September 21, 2020 (incorporated by reference to Exhibit 10.50 to our Annual Report on Form 10-K filed January 29, 2021)

10.8

At The Market Offering Agreement, dated May 16, 2024, by and between Ascent Solar Technologies, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 to our Current report on Form 8-K filed on May 16, 2024)

10.9	Form of Series 1C Convertible Preferred Stock Securities Purchase Agreement dated October 17, 2024 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 7, 2024)

10.10†	Employment Agreement between the Company and Paul Warley dated January 1, 2026 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 31, 2025)

10.11†	Employment Agreement between the Company and Bobby Gulati dated January 1, 2026 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated December 31, 2025)

10.12†	Employment Agreement between the Company and Jin Jo dated January 1, 2026 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated December 31, 2025)

10.13	Form of 2025 Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 8, 2025)

10.14	Form of 2025 Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated December 8, 2025)

10.15	Form of 2026 Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 23, 2026)

10.16	Form of 2026 Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated January 23, 2026)

10.17	Form of Amendment No. 1 to Securities Purchase Agreement dated December 5, 2025 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated January 23, 2026)

10.18†	Ascent Solar 2023 Equity Incentive Plan (as amended through June 17, 2026) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 17, 2026)

19.1	Ascent Solar Insider Trading Policy (incorporated by reference to Exhibit 19.1 to our Annual Report on Form 10-K filed March 31, 2025)

31.1*	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

97	Ascent Solar Technologies, Inc. Rule 10D-1 Clawback Policy (incorporated by reference to Exhibit 97 to our Annual Report on Form 10-K filed on February 21, 2024)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

CTR	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†	Denotes management contract or compensatory plan or arrangement.

+

Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

ASCENT SOLAR TECHNOLOGIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of August, 2026.

August 6, 2026	By:	/s/ PAUL WARLEY
Paul Warley Chief Executive Officer (Principal Executive Officer)

August 6, 2026	By:	/s/ JIN JO
Jin Jo Chief Financial Officer (Principal Financial and Accounting Officer)