Form 10-Q
period 2026-09-30
Ascent Solar Technologies, Inc.
filed 2026-11-06
CIK 1350102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 6, 2026, there were 9,816,431 shares of our common stock issued and outstanding.

ASCENT SOLAR TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2026

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

References to “we,” “us,” “our,” “Ascent,” “Ascent Solar” or the “Company” in this Quarterly Report mean Ascent Solar Technologies, Inc.

ASCENT SOLAR TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

CONDENSED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2026	2025
ASSETS
Current Assets:
Cash and cash equivalents	$12,991,033	$2,786,493
Trade receivables, net of allowance of $0 and $0, respectively	22,487	-
Inventories, net	549,238	543,617
Prepaid and other current assets	227,054	54,569
Total current assets	13,789,812	3,384,679

Property, Plant and Equipment:	19,059,301	19,132,627
Accumulated depreciation	(18,929,390)	(18,942,542)
Property, Plant and Equipment, net	129,911	190,085

Other Assets:
Operating lease right-of-use assets, net	873,118	1,332,432
Patents, net of accumulated amortization of $142,214 and $141,189 respectively	8,106	9,131
Equity method investment	65,864	69,221
Other investment	275,000	75,000
Other non-current assets	1,271,355	1,271,355
	2,493,443	2,757,139
Total Assets	$16,413,166	$6,331,903
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$544,506	$394,701
Related party payables	11,538	5,769
Accrued expenses	172,191	240,857
Accrued payroll	464,361	211,275
Accrued professional services fees	93,575	62,039
Accrued interest	651,017	614,541
Current portion of operating lease liability	759,094	676,595
Total current liabilities	2,696,282	2,205,777
Long-Term Liabilities:
Non-current operating lease liabilities	205,979	788,277
Total liabilities	2,902,261	2,994,054
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Series A preferred stock, $.0001 par value; 750,000 shares authorized; 48,100 and 48,100 shares issued and outstanding, respectively ($1,033,215 and $996,739 Liquidation Preference, respectively)	5	5
Series 1C preferred stock, $.0001 par value; 4,000 shares authorized; 665 and 726 shares issued and outstanding, respectively ($887,260 and $898,895 Liquidation Preference, respectively)	-	-
Common stock, $0.0001 par value, 200,000,000 authorized; 9,816,431 and 4,662,208 shares issued and outstanding, respectively	982	466
Additional paid in capital	519,862,589	502,766,029
Accumulated deficit	(506,363,100)	(499,441,465)
Accumulated other comprehensive loss	10,429	12,814
Total stockholders’ equity	13,510,905	3,337,849
Total Liabilities and Stockholders’ Equity	$16,413,166	$6,331,903

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Products	$148,875	$28,549	$273,022	$61,134
Milestone and engineering	26,500	-	49,500	-
Total Revenues	175,375	28,549	322,522	61,134
Costs and Expenses
Costs of revenue	218,367	88,991	449,899	141,715
Research, development and manufacturing operations	719,863	620,572	2,111,389	1,795,163
Selling, general and administrative	1,111,762	1,003,396	3,624,285	2,994,072
Share-based compensation	1,159,217	259,442	1,336,308	875,168
Depreciation and amortization	18,772	23,831	61,199	58,184
Total Costs and Expenses	3,227,981	1,996,232	7,583,080	5,864,302
Loss from Operations	(3,052,606)	(1,967,683)	(7,260,558)	(5,803,168)
Other Income/(Expense)
Other income/(expense), net	146,915	(42,290)	376,371	82,491
Interest expense	(12,292)	(12,292)	(36,476)	(39,702)
Total Other Income/(Expense)	134,623	(54,582)	339,895	42,789
Income/(Loss) on Equity Method Investments	94	625	(972)	(954)
Net Income/(Loss)	$(2,917,889)	$(2,021,640)	$(6,921,635)	$(5,761,333)
Net Income/(Loss) Per Share (Basic and Diluted)	$(0.30)	$(0.62)	$(0.76)	$(2.69)
Weighted Average Common Shares Outstanding (Basic and Diluted)	9,816,431	3,163,703	9,131,137	2,157,306
Other Comprehensive Income/(Loss)
Foreign currency translation gain/(loss)	(470)	(5)	(2,385)	7,827
Net Comprehensive Income/(Loss)	$(2,918,359)	$(2,021,645)	$(6,924,020)	$(5,753,506)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

For the Three and Nine Months Ended September 30, 2026

	Series A Preferred Stock		Series 1C		Common Stock		Additional Paid-In	Accumulated	Other Accumulated Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at January 1, 2026	48,100	$5	726	$-	4,662,208	$466	$502,766,029	$(499,441,465)	$12,814	$3,337,849
Proceeds from private offering
Common stock (1/26 @ $2.64)	-	-	-	-	454,546	45	1,200,714	-	-	1,200,759
Prefunded warrants (1/26 @ $2.64)	-	-	-	-	-	-	3,602,201	-	-	3,602,201
Series A warrants (1/26 @ $2.13)	-	-	-	-	-	-	3,878,986	-	-	3,878,986
Series B warrants (1/26 @ $0.72)	-	-	-	-	-	-	1,317,977	-	-	1,317,977
Private offering costs	-	-	-	-	-	-	(799,284)	-	-	(799,284)
Exercise of prefunded warrants	-	-	-	-	1,420,047	142	(44)	-	-	98
Exercise of warrants	-	-	-	-	3,215,431	322	6,930,633	-	-	6,930,955
Exercised PIPE warrants cost (Note 10)	-	-	-	-	-	-	(401,267)	-	-	(401,267)
Exercise of options	-	-	-	-	34,187	4	30,426	-	-	30,430
Series 1C conversions	-	-	(61)	-	28,343	3	(3)	-	-	-
Share-based compensation	-	-	-	-	1,669	-	177,004	-	-	177,004
Net Loss	-	-	-	-	-	-	-	(4,003,746)	-	(4,003,746)
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	(1,915)	(1,915)
Balance at June 30, 2026	48,100	$5	665	$-	9,816,431	$982	$518,703,372	$(503,445,211)	$10,899	$15,270,047
Share-based compensation	-	-	-	-	-	-	1,159,217	-	-	1,159,217
Net Loss	-	-	-	-	-	-	-	(2,917,889)	-	(2,917,889)
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	(470)	(470)
Balance at September 30, 2026	48,100	$5	665	$-	9,816,431	$982	$519,862,589	$(506,363,100)	$10,429	$13,510,905

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

For the Three and Nine Months Ended September 30, 2025

	Series A Preferred Stock		Series 1C		Common Stock		Additional Paid-In	Accumulated	Other Accumulated Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at January 1, 2025	48,100	$5	815	$-	1,454,896	$145	$494,983,561	$(491,608,710)	$4,922	$3,379,923
Proceeds from sale on ATM facility	-	-	-	-	720,936	72	1,826,522	-	-	1,826,594
ATM facility costs	-	-	-	-	-	-	(68,781)	-	-	(68,781)
Proceeds from Public Offering
Common Stock (6/30 @ $1.25)	-	-	-	-	507,000	51	633,157	-	-	633,208
Prefunded warrants (6/30 @ $1.25)	-	-	-	-	-	-	355,722	-	-	355,722
Warrants (6/30 @ $0.75)	-	-	-	-	-	-	751,070	-	-	751,070
Public Offering Costs	-	-	-	-	-	-	(327,303)	-	-	(327,303)
Share-based compensation	-	-	-	-	1,819	-	615,492	-	-	615,492
Net Loss	-	-	-	-	-	-	-	(3,739,693)	-	(3,739,693)
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	7,832	7,832
Balance at June 30, 2025	48,100	$5	815	$-	2,684,651	$268	$498,769,440	$(495,348,403)	$12,754	$3,434,064
Proceeds from sale on ATM facility	-	-	-	-	301,498	30	743,578	-	-	743,608
ATM facility costs	-	-	-	-	-	-	(24,411)	-	-	(24,411)
Proceeds from sale of prefunded warrants (6/30 @ $1.25)					-	-	260,000	-	-	260,000
Exercise of prefunded warrants	-	-	-	-	493,000	50	(50)	-	-	-
Share-based compensation	-	-	-	-	-	-	259,442	-	-	259,442
Net Loss	-	-	-	-	-	-	-	(2,021,640)	-	(2,021,640)
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	(5)	(5)
Balance at September 30, 2025	48,100	$5	815	$-	3,479,149	$348	$500,007,999	$(497,370,043)	$12,749	$2,651,058

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASCENT SOLAR TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended
	September 30,
	2026	2025
Operating Activities:
Net income/(loss)	$(6,921,635)	$(5,761,333)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	61,199	58,184
Share-based compensation	1,336,221	874,934
Operating lease asset amortization	459,314	404,420
Amortization of debt discount	—	2,780
Loss on equity method investment	972	954
Inventory reserve expense	37,443	(7,592)
Gain on settlement of liability, net	—	(35,039)
Other	—	15,288
Changes in operating assets and liabilities:
Accounts receivable	(22,487)	—
Inventories	(43,064)	18,282
Prepaid expenses and other current assets	(172,485)	(73,739)
Accounts payable	149,805	(9,992)
Related party payable	5,769	5,769
Operating lease liabilities	(499,799)	(427,080)
Accrued interest	36,476	36,476
Accrued expenses	215,956	(199,394)
Net cash used in operating activities	(5,356,315)	(5,097,082)
Investing Activities:
Payments on purchase of assets	—	(32,015)
Cost investment purchase	(200,000)	(75,000)
Net cash used in investing activities	(200,000)	(107,015)
Financing Activities:
Repayment of bridge loans	—	(22,335)
Proceeds from issuance of Common Stock	9,999,923	4,570,202
Financing issuance cost	(799,284)	(420,495)
Exercise of warrants	6,931,053	—
Exercised PIPE warrants cost	(401,267)	—
Exercised options	30,430	—
Net cash provided by (used in) financing activities	15,760,855	4,127,372
Net change in cash and cash equivalents	10,204,540	(1,076,725)
Cash and cash equivalents at beginning of period	2,786,493	3,170,743
Cash and cash equivalents at end of period	$12,991,033	$2,094,018
Non-Cash Transactions:
Exercise of prefunded warrants	$—	$50
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$446

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

NOTE 2. BASIS OF PRESENTATION

The accompanying, unaudited, condensed financial statements have been derived from the accounting records of the Company as of September 30, 2026, and December 31, 2025, and the results of operations for the three and nine months ended September 30, 2026, and 2025.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were described in Note 2 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes to our accounting policies as of September 30, 2026.

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

During the three months ended September 30, 2026 and 2025, the Company recognized product revenue of $148,875 and $28,549, respectively. During the nine months ended September 30, 2026 and 2025, the Company recognized product revenue of $273,022 and $61,134, respectively.

Milestone and engineering revenue. Each milestone and engineering arrangement is a separate performance obligation. The transaction price is estimated using the most likely amount method and revenue is recognized as the performance obligation is satisfied through achieving manufacturing, cost, or engineering targets.

During the three months ended September 30, 2026 and 2025, the Company recognized milestone and engineering revenue of $26,500 and $0, respectively. During the nine months ended September 30, 2026 and 2025, the Company recognized milestone and engineering revenue of $49,500 and $0, respectively.

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

No government contract revenue was recognized during the three and nine months ended September 30, 2026 and 2025.

Accounts Receivable. As of September 30, 2026, the Company had $22,487 in accounts receivable, net and no allowance for doubtful accounts. The Company had no accounts receivable, net balance and no allowance for doubtful accounts as of December 31, 2025.

Deferred revenue for the nine months ended September 30, 2026 was as follows:

Balance as of January 1, 2026	$59,833
Additions	163,310
Recognized as revenue	(218,673)
Balance as of September 30, 2026	$4,470

$58,898 of the amount recognized as revenue from deferred revenue during the nine months ended September 30, 2026, was included in deferred revenue as of December 31, 2025.

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

As of September 30, 2026, the Company invested $275,000 in a company without a readily determinable value.

Other Assets: Other assets is comprised of the following:

	September 30,	December 31,
	2026	2025
Lease security deposit	$625,000	$625,000
Spare machine parts	646,355	646,355
Total Other Assets	$1,271,355	$1,271,355

Earnings per Share: Earnings per share (“EPS”) are the amount of earnings attributable to each share of common stock. Basic EPS has been computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Income available to common stockholders has been computed by deducting dividends accumulated for the period on cumulative preferred stock (whether or not earned). Diluted earnings per share has been computed by dividing income available to common stockholders adjusted on an if-converted basis for the period by the weighted average number of common shares and potentially dilutive common share outstanding (which consist of warrants, options, restricted stock units and convertible securities using the if-converted or treasury stock method to the extent they are dilutive). Approximately 5,395,000 and 2,226,000 shares of dilutive shares were excluded from the three months period ended September 30, 2026 and 2025, respectively, EPS calculation as their impact is antidilutive. Approximately 4,160,000 and 1,225,000 shares of dilutive shares were excluded from the nine months period ended September 30, 2026 and 2025, respectively, EPS calculation as their impact is antidilutive.

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

NOTE 4. LIQUIDITY, CONTINUED OPERATIONS, AND GOING CONCERN

The Company continued to enter into financing arrangements including the sale of common stock and warrants during the nine months ended September 30, 2026, to fund operations.

The Company has limited industrial scale production capabilities in its Thornton facility and continues to focus on its research and development activities to improve its PV products while continuing to increase sales. Management does not expect that sales, revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented our strategy of selling high value PV products and manufacturing at full industrial scale. During the nine months ended September 30, 2026, the Company used $5,356,315 in cash for operations. As of September 30, 2026, the Company has $2,696,282 in current liabilities.

Additionally, projected revenues are not anticipated to result in a positive cash flow position for the next twelve months and although the Company has, as of September 30, 2026, working capital of $11,093,530, Management believes that additional financing will be required for the Company to reach a level of sufficient sales to achieve profitability.

The Company continues to accelerate sales and marketing efforts related to its specialty PV application strategies through expansion of its sales and distribution channels and hiring of a new sales director. The Company also continues activities to secure additional funding through strategic or financial investors, but there is no assurance the Company will be able to raise additional capital on acceptable terms or at all. If the Company's revenues do not increase rapidly, and/or additional financing is not obtained, the Company will be required to significantly curtail operations to reduce costs and/or sell assets. Such actions would likely have an adverse impact on the Company's future operations.

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

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

The following table summarizes property, plant and equipment as of September 30, 2026 and December 31, 2025:

	As of September 30,	As of December 31,
	2026	2025
Furniture, fixtures, computer hardware and computer software	$418,884	$492,210
Leasehold improvements	15,994	15,994
Manufacturing machinery and equipment	18,592,336	18,592,336
Manufacturing machinery and equipment, in progress	32,087	32,087
Depreciable property, plant and equipment	19,059,301	19,132,627
Less: Accumulated depreciation and amortization	(18,929,390)	(18,942,542)
Net property, plant and equipment	$129,911	$190,085

Depreciation expense for the three months ended September 30, 2026 and 2025 was $18,430 and $20,283, respectively. Depreciation expense for the nine months ended September 30, 2026 and 2025 was $60,174 and $54,451, respectively. Depreciation expense is recorded under “Depreciation and amortization expense” in the unaudited Condensed Statements of Operations.

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

As of September 30, 2026 and December 31, 2025, assets and liabilities related to the Company’s leases were as follows:

	2026	2025
Operating lease right-of-use assets, net	$873,118	$1,332,432
Current portion of operating lease liability	759,094	676,595
Non-current portion of operating lease liability	205,979	788,277

During the three months ended September 30, 2026 and 2025, the Company recorded operating lease expense included in selling, general and administrative expenses of $190,497 and $190,497, respectively. During the nine months ended September 30, 2026 and 2025, the Company recorded operating lease expense included in selling, general and administrative expenses of $571,492 and $571,492, respectively.

Future maturities of the operating lease liability are as follows:

Remainder of 2026	$203,992
2027	840,449
Total lease payments	1,044,441
Less amounts representing interest	(79,368)
Present value of lease liability	$965,073

The remaining weighted average lease term and discount rate of the operating leases is 15 months and 12%, respectively.

NOTE 7. INVENTORIES

Inventories, net of reserves, consisted of the following at September 30, 2026 and December 31, 2025:

	As of September 30,	As of December 31,
	2026	2025
Raw materials	$538,629	$542,144
Work in process	10,609	1,473
Finished goods	-	-
Total	$549,238	$543,617

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

The Series A Preferred Stock may be converted into shares of common stock at the option of the Company if the closing price of the common stock exceeds $23.2 billion, adjusted for reverse stock splits, for twenty consecutive trading days, or by the holder at any time. The Company has the right to redeem the Series A Preferred Stock at a price of $8.00 per share, plus any accrued and unpaid dividends, plus the make-whole amount (if applicable). At September 30, 2026, the preferred shares were not eligible for conversion to common shares at the option of the Company. The holder of the preferred shares may convert to common shares at any time. After making adjustment for the Company’s prior reverse stock splits, all 48,100 outstanding Series A preferred shares are convertible into less than one common share. Upon any conversion (whether at the option of the Company or the holder), the holder is entitled to receive any accrued but unpaid dividends.

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

As of September 30, 2026, there were 48,100 shares of Series A Preferred Stock outstanding and accrued and unpaid dividends of $648,415.

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

Holders of the Series 1C Preferred Stock are entitled to dividends on the per share stated value in the amount of 10% per annum, payable quarterly. The dividend rate increases to 15% if any of the Series 1C Preferred Stock remains outstanding on or after October 17, 2027. Unless the Company elects to pay dividends on the Series 1C Preferred Stock in cash, the Company will cumulate the dividends, in which case the accrued dividend amount shall be added to the stated value of each share of Series 1C Preferred Stock. The Company had accrued dividends of $141,626 and a stated value of $806,626 as of September 30, 2026.

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

NOTE 10. STOCKHOLDERS’ EQUITY

Common Stock

At September 30, 2026, the Company had 200 million shares of common stock, $0.0001 par value (“Common Stock”), authorized for issuance. Each share of Common Stock has the right to one vote. As of September 30, 2026, the Company had 9,816,431 shares of Common Stock outstanding. The Company has not declared or paid any dividends related to the Common Stock during the nine months ended September 30, 2026 and 2025.

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

On June 26, 2026, the Company increased the amount available for sale under the ATM Agreement, up to an additional aggregate offering price of $15,000,000 of Shares. No shares of common stock were sold under the ATM during the nine months ended September 30, 2026.

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

Preferred Stock

At September 30, 2026, the Company had 25 million shares of preferred stock, $0.0001 par value, authorized for issuance. Preferred stock may be issued in classes or series. Designations, powers, preferences, rights, qualifications, limitations and restrictions are determined by the Company’s Board of Directors.

Warrants

The following warrants were exercised during the nine months ended September 30, 2026:

Exercise Price	Warrants Exercised
Prefunded	1,620,047
$1.70	2,048,464
2.00	375,000
2.4375	137,989
2.50	44,887
5.50	409,091

As of September 30, 2026, there were approximately 2,972,000 outstanding warrants with exercise prices between $1.7 and $74,086 per share.

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

The fair values of the respective vesting dates of RSUs were approximately $6,255 and $5,100 for the nine months ended September 30, 2026 and 2025, respectively.

The following table summarizes options activity as of September 30, 2026:

	Shares	Weighted Average Exercise Price
Stock Options Outstanding at January 1, 2026	621,184	$2.15
Granted	1,580,000	4.42
Exercised	(38,665)	1.63
Forfeited / Expired	(34,500)	4.06
Stock Options Outstanding at September 30, 2026	2,128,019	$3.81

In July 2026, the Company granted 1,567,500 stock options terminating 10 years from the date of grant to employees, directors, and advisory board members. Options granted to Advisory Board members vest on January 31, 2027. Options granted to members of the Board of Directors vest in three tranches on July 31, 2026, July 31, 2027, and July 31, 2028, while options granted to employees vest in three tranches in July 31, 2027, July 31, 2028, and July 31, 2029. Based on the Black-Scholes option pricing model, the options estimated weighted average fair values at the date of grant of $4.18 per share. The fair values were estimated using the following weighted average assumption:

Inputs
Expected stock price volatility	157.61%
Dividend yield	0%
Risk-free interest rate	4.23%
Expected life of the options (in years)	5.5

In September 2026, the Company granted 12,500 stock options terminating 10 years from the date of grant to two individuals. The options vest in two tranches, with the first tranche vesting on September 21, 2027, and the remaining tranche vesting on September 21, 2028. Based on the Black-Scholes option pricing model, the options estimated weighted average fair values at the date of grant of $1.98 per share. The fair values were estimated using the following weighted average assumption:

Inputs
Expected stock price volatility	76.83%
Dividend yield	0%
Risk-free interest rate	4.83%
Expected life of the options (in years)	5.5

The Company had a total of 1,582,165 unvested options as of September 30, 2026 that are expected to vest in the future. Total unrecognized share based compensation expense from the remaining unvested options as of September 30, 2026 was approximately $5,519,690 and is expected to be recognized in earnings over a weighted average period of 2.8 years. The Company had 545,854 exercisable options as of September 30, 2026.

The weighted average remaining contractual term for all options outstanding at September 30, 2026, was 9.4 years and the aggregate intrinsic value (difference in exercise price and closing price at that date) was approximately $405,000. The weighted average remaining contractual term for options vested and exercisable at September 30, 2026, was 8.8 years and the aggregate intrinsic value was approximately $263,000.

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

For the nine months ended September 30, 2026, we generated $322,522 of total revenue. As of September 30, 2026, we had an accumulated deficit of $506,363,100.

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
•
Our ability to enter into commercially viable licensing, joint venture, or other commercial arrangements; and
•
Availability of raw materials.

Basis of Presentation: The accompanying unaudited condensed financial statements have been derived from the accounting records of Ascent Solar Technologies, Inc. as of September 30, 2026 and December 31, 2025, and the results of operations for the three and nine months ended September 30, 2026 and 2025.

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

The Company’s significant accounting policies were described in Note 2 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes to our accounting policies as of September 30, 2026.

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

	Three Months Ended September 30,
	2026	2025	$ Change
Revenues
Product Revenue	$148,875	$28,549	$120,326
Milestone and engineering	26,500	-	26,500
Total Revenues	175,375	28,549	146,826

Costs and Expenses
Cost of Revenue	218,367	88,991	129,376
Research, development and manufacturing operations	719,863	620,572	99,291
Selling, general and administrative	1,111,762	1,003,396	108,366
Share-based compensation	1,159,217	259,442	899,775
Depreciation and amortization	18,772	23,831	(5,059)
Total Costs and Expenses	3,227,981	1,996,232	1,231,749
Loss From Operations	(3,052,606)	(1,967,683)	(1,084,923)

Other Income/(Expense)
Other income/(expense), net	146,915	(42,290)	189,205
Interest Expense	(12,292)	(12,292)	-
Total Other Income/(Expense)	134,623	(54,582)	189,205
Income/(Loss) on Equity Method Investments	94	625	(531)
Net (Loss)/Income	$(2,917,889)	$(2,021,640)	$(896,249)

Total Revenues. Our total revenues increased by $146,826 or 514%, for the three months ended September 30, 2026 when compared to the same period in 2025. This is primarily due to an increase in sales and nonrecurring engineering revenue recognized in the current period.

Cost of revenue. Cost of revenues is primarily comprised of repair and maintenance, material costs, and direct labor and overhead expenses. Our Cost of revenues increased by $129,376, or 145%, for the three months ended September 30, 2026 when compared to the same period in 2025 primarily due to an increase in revenue recognized in the current period.

Research, development and manufacturing operations. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. Research, development and manufacturing operations costs also include costs related to technology development. Research, development and manufacturing operations costs increased by $99,291, or 16%, for the three months ended September 30, 2026 when compared to the same period in 2025. This is primarily due to an increase in research and development cost as the Company continued to focused on product and technology improvements in the current period.

Selling, general and administrative. Selling, general and administrative expenses increased by $108,366, or 11% for the three months ended September 30, 2026 compared to the same period in 2025. This increase is primarily due to increased personnel costs incurred in the current period.

Share-based compensation. Share-based compensation expense increase by $899,775 or 347% for the three months ended September 30, 2026 when compared to the same period in 2025. The increase is primarily due to options granted to employees, directors, and advisory board in July 2026, partially offset by less RSU expenses in current period.

Other Income/Expense. Other income was $134,623 for the three months ended September 30, 2026, compared to other expense of $54,582 for the same period in 2025, an increase of $189,205. This increase is primarily due to an increase in interest income.

Net Loss. Our Net Loss increased by $896,249, or 44%, for the three months ended September 30, 2026 compared to the same period in 2025 due primarily to the items mentioned above.

Comparison of the Nine Months Ended September 30, 2026 and 2025

	Nine Months Ended September 30,
	2026	2025	$ Change
Revenues
Product Revenue	$273,022	$61,134	$211,888
Milestone and engineering	49,500	-	49,500
Total Revenues	322,522	61,134	261,388

Costs and Expenses
Cost of Revenue	449,899	141,715	308,184
Research, development and manufacturing operations	2,111,389	1,795,163	316,226
Selling, general and administrative	3,624,285	2,994,072	630,213
Share-based compensation	1,336,308	875,168	461,140
Depreciation and amortization	61,199	58,184	3,015
Total Costs and Expenses	7,583,080	5,864,302	1,718,778
Loss From Operations	(7,260,558)	(5,803,168)	(1,457,390)

Other Income/(Expense)
Other Income/(Expense), net	376,371	82,491	293,880
Interest Expense	(36,476)	(39,702)	3,226
Total Other Income/(Expense)	339,895	42,789	297,106
Income/(Loss) on Equity Method Investments	(972)	(954)	(18)
Net (Loss)/Income	$(6,921,635)	$(5,761,333)	$(1,160,302)

Total Revenues. Our total revenues increased by $261,388, or 428%, for the nine months ended September 30, 2026 when compared to the same period in 2025. This is primarily due an increase in sales and nonrecurring engineering revenue recognized in the current period.

Cost of revenue. Cost of revenues is primarily comprised of repair and maintenance, material costs, and direct labor and overhead expenses. Our Cost of revenues increased by $308,184, or 217%, for the nine months ended September 30, 2026 when compared to the same period in 2025 primarily due to an increase in revenue recognized in the current period.

Research, development and manufacturing operations. Research, development and manufacturing operations costs include costs incurred for product development, pre-production and production activities in our manufacturing facility. Research, development and manufacturing operations costs also include costs related to technology development. Research, development and manufacturing operations costs increased by $316,226, or 18%, for the nine months ended September 30, 2026 when compared to the same period in 2025. This is primarily due to an increase in research and development cost as the Company continued to focused on product and technology improvements in the current period.

Selling, general and administrative. Selling, general and administrative expenses increased by $630,213, or 21% for the nine months ended September 30, 2026 compared to the same period in 2025. This increase is primarily due to increased personnel and professional service costs incurred in the current period.

Share-based compensation. Share-based compensation expense increased by $461,140 or 53% for the nine months ended September 30, 2026 when compared to the same period in 2025. The increase is primarily due to options granted to employees, directors, and advisory board in July 2026, partially offset by less RSU expenses in current period.

Other Income/Expense. Other income was $339,895 for the nine months ended September 30, 2026, compared to other income of $42,789 for the same period in 2025, an increase of $297,106. The increase is due primarily to increased other income which in the current period, is primarily comprised of interest income and decreased interest expense in current period.

Net Loss. Our Net loss increased by $1,160,302, or 20%, for the nine months ended September 30, 2026 compared to the same period in 2025 due primarily to the items mentioned above.

Liquidity and Capital Resources

The Company continues to build industrial scale production capabilities in its Thornton facility and focus on its research and development activities to improve its PV products while continuing to increase sales. The Company does not expect that sales revenue and cash flows will be sufficient to support operations and cash requirements until it has fully implemented its strategy of selling high value PV products and manufacturing at full industrial scale. During the nine months ended September 30, 2026, the Company used $5,356,315 in cash for operations.

Additionally, projected total revenues are not anticipated to result in a positive cash flow position for the year overall and, as of September 30, 2026, and while the Company has working capital of $11,093,530, Management believes that additional financing will be required for the Company to reach a level of sufficient sales to achieve profitability.

The Company continues to accelerate sales and marketing efforts related to its specialty PV application strategies through expansion of its sales and distribution channels and hiring of a new sales director. The Company also continues activities to secure additional financing through strategic or financial investors, but there is no assurance the Company will be able to raise additional capital on acceptable terms or at all. If the Company's revenues do not increase rapidly, and/or additional financing is not obtained, the Company will be required to significantly curtail operations to reduce costs and/or sell assets. Such actions would likely have an adverse impact on the Company's future operations.

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

Statements of Cash Flows Comparison of the Nine Months Ended September 30, 2026 and 2025

For the nine months ended September 30, 2026, our cash used in operations was $5,356,315 compared to $5,097,082 for the nine months ended September 30, 2025, an increase of $259,233. This increase is due primarily to timing of cash outflows and increased expenses. The nine months ended September 30, 2026 net cash used in operations of $5,356,315 were primarily funded from 2025 and 2026 financing agreements. For the nine months ended September 30, 2026, cash used in investing activities was $200,000 compared to $107,015 used in investing activities in the prior period. The increase was primarily due to the additional investment in a cost method investment. For the nine months ended September 30, 2026, our cash provided by financing activities was $15,760,855 compared to $4,127,372 in the prior period, an increase of $11,633,483. Cash provided by financing activities in 2026 was primarily derived from the selling common stock and warrants under a PIPE agreement and the excise of warrants. Cash provided by financing activities in 2025 was primarily derived from the ATM agreement and public offering partially offset by the bridge loan repayments.

Off Balance Sheet Transactions

As of September 30, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

We hold no significant funds and have no significant future obligations denominated in foreign currencies as of September 30, 2026.

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our cash equivalents and investment portfolio. As of September 30, 2026, our cash equivalents consisted of operating accounts held with financial institutions and investments in money market funds. From time to time, we hold restricted funds, money market funds, investments in U.S. government securities and high-quality corporate securities. The primary objective of our investment activities is to preserve principal and provide liquidity on demand, while at the same time maximizing the income we receive from our investments without significantly increasing risk. The direct risk to us associated with fluctuating interest rates is limited to our investment portfolio, and we do not believe a change in interest rates will have a significant impact on our financial position, results of operations, or cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Our management conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of September 30, 2026. Based on this evaluation, our management concluded the design and operation of our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the nine months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Except as discussed in Note 12 to the financial statements, there were no events required to be reported under Item 1 for the nine months ended September 30, 2026, within Part II, Item 1 of this report.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the nine months ended September 30, 2026.

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

During the three months ended September 30, 2026, none of our directors or executive officers had a Rule 10b5-1 plan in effect.

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

ASCENT SOLAR TECHNOLOGIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of November, 2026.

November 5, 2026	By:	/s/ PAUL WARLEY
Paul Warley Chief Executive Officer (Principal Executive Officer)

November 5, 2026	By:	/s/ JIN JO
Jin Jo Chief Financial Officer (Principal Financial and Accounting Officer)